Form 10-QT
period 1995-12-31
BRAZIL FAST FOOD CORP
filed 1996-06-12
CIK 914537

United States
                       Securities and Exchange Commission
                             Washington, D.C.  20549

                                    Form 10-Q

(Mark One)

[  ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the quarterly period ended

                                       or

[X] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from September 1, 1995 to December 31, 1995

Commission File Number:  0-23278

                             Brazil Fast Food Corp.
             (Exact name of registrant as specified in its charter)

     Delaware                                             13-3688737
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

Praia do Flamengo, 200-22o. Andar, CEP 22210-030, Rio de Janeiro, Brazil (Address of principal executive offices)

                               011-55-21-285-2424
              (Registrant's telephone number, including area code)

                        Former Fiscal Year - August 31st
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                   [X] Yes   [ ] No

                Applicable Only to Issuers Involved in Bankruptcy
                   Proceeding During the Preceding Five Years:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.                                       [ ] Yes   [ ] No

                      Applicable Only to Corporate Issuers:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     7,126,984 shares of Common Stock at March 31, 1996

                         Part I - Financial Information


Item 1.   Financial Statements

          The condensed financial statements included herein have been prepared by Brazil Fast Food Corp., formerly Trinity Americas Inc., (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures made herein are adequate to make the information presented not misleading.

                             BRAZIL FAST FOOD CORP.
                        (FORMERLY TRINITY AMERICAS INC.)
                          (A Development Stage Entity)

                                 Balance Sheets

============================================================================



                                     ASSETS
                                     ------

                                        December 31, 1995   August 31, 1995
                                        -----------------   ---------------
                                           (Unaudited)

  Cash and cash equivalents                 $    26,682        $  240,555
  Restricted cash and investments             9,746,545         9,524,015
  Deferred acquisition costs                    554,513              -
  Prepaid and other assets                       12,847            22,847
                                            -----------        ----------

       TOTAL ASSETS                         $10,340,587        $9,787,417
                                            ===========        ==========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

LIABILITIES:
  Accrued expenses and taxes                $   583,020        $  132,303
                                            -----------         ---------

     TOTAL LIABILITIES                          583,020           132,303
                                            -----------        ----------

SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value,
    5,000 shares authorized; no
    shares issued                                 -                  -

  Common stock, $.0001 par value,
    20,000,000 shares authorized;
     2,964,861 shares issued and
     outstanding                                    296               296
  Additional paid-in capital                  9,567,175         9,567,175
  Retained earnings accumulated during
     the development stage                      190,096            87,643
                                            -----------        ----------

     TOTAL SHAREHOLDERS' EQUITY               9,757,567         9,655,114
                                            -----------        ----------

     TOTAL LIABILITIES AND SHAREHOLDERS'
       EQUITY                               $10,340,587        $9,787,417
                                            ===========        ==========











                   See Selected Notes to Financial Statements

                             BRAZIL FAST FOOD CORP.
                        (FORMERLY TRINITY AMERICAS INC.)
                          (A Development Stage Entity)
                            Statements of Operations
                                   (Unaudited)

=============================================================================



                                      For The       For The
                                    Four Months   Three Months
                                      Ended          Ended       Cumulative
                                   December 31,   November 30,  Amounts from
                                       1995           1994        Inception
                                   ------------   ------------  ------------

REVENUES                           $      -       $     -       $      -
                                   ------------   ------------  ------------

COSTS AND EXPENSES:
 General and administration              63,801         61,165       605,310
                                   ------------   ------------  ------------

OTHER INCOME:
  Interest and dividend income          224,254        111,844       920,106
                                   ------------    -----------  ------------

     TOTAL OTHER INCOME                 224,254        111,844       920,106
                                   ------------    -----------   -----------

INCOME BEFORE PROVISION FOR
  INCOME TAXES                          160,453         50,679       314,796
                                   ------------    -----------   -----------

PROVISION FOR INCOME TAXES               58,000         21,000       124,700
                                   ------------    -----------   -----------

NET INCOME                         $    102,453    $    29,679   $   190,096
                                   ============    ===========   ===========

NET INCOME PER COMMON SHARE        $        .03    $       .01
                                   ============    ===========

WEIGHTED AVERAGE SHARES
 OUTSTANDING                          2,964,861      2,964,861
                                   ============    ===========






















                   See Selected Notes to Financial Statements

                                          BRAZIL FAST FOOD CORP.
                                     (FORMERLY TRINITY AMERICAS INC.)
                                       (A Development Stage Entity)
                                         Statements of Cash Flows
                                               (Unaudited)

=========================================================================================================





                                                          For The             For The
                                                        Four Months        Three Months
                                                           Ended               Ended         Cumulative
                                                       December 31,        November 30,     Amounts from
                                                          1995                 1994           Inception
                                                       ------------        ------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                           $   102,453          $    29,679     $   190,096

 Changes in Certain Assets and Liabilities:
   (Increase) decrease in prepaid expenses                  10,000                -             (12,847)
    Increase in accrued expenses                           100,717               17,854         233,020
                                                       -----------         ------------    ------------

     Net cash provided by (used in)
       operating activities                                213,170               47,533         410,269
                                                       -----------         ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 (Increase) in restricted cash and investments            (222,530)             (99,645)     (9,746,545)
  Deferred acquisition costs                              (204,513)               -            (204,513)
                                                       -----------         ------------    ------------

     Net cash (used in) investing activities              (427,043)             (99,645)     (9,951,058)
                                                       -----------          -----------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                    -                    -            9,567,471
  Advances from affiliate                                   -                    -               36,688
  Repayment to affiliate                                    -                    -              (36,688)
                                                      ------------         ------------   ------------

     Net cash provided by financing activities              -                    -            9,567,471
                                                      ------------         ------------   -------------

Net increase (decrease) in cash and cash equivalents      (213,873)             (52,112)         26,682

Cash and cash equivalents, beginning of period             240,555              508,711           -
                                                      ------------         ------------   -------------

Cash and cash equivalents, end of period              $     26,682         $    456,599    $     26,682
                                                      ============         ============    ============

















                                See Selected Notes to Financial Statements


                                                         BRAZIL FAST FOOD CORP.
                                                    (FORMERLY TRINITY AMERICAS INC.)
                                                      (A Development Stage Entity)

                                             STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                            FOR THE PERIOD SEPTEMBER 16, 1992 (INCEPTION) TO
                                                       AUGUST 31, 1995 (Audited)
                                        AND THE FOUR MONTHS ENDED DECEMBER 31, 1995 (UNAUDITED)

==============================================================================================================================


                                                                          Retained
                                                                          Earnings
                                                                         (Deficit)
                                                                        Accumulated
                                                         Additional     During the
                                     Common Stock          Paid-In      Development
                                 -------------------
                                 Shares      Par Value    Capital          Stage           Total
                               ---------     ---------   ----------     -----------     -----------

Issuance of stock to
  original founders for
  cash, at par value          2,000,000       $ 200     $     -           $   -       $     200

 .55555555-for-one reverse
 stock split                   (888,889)        (89)            89            -           -

Issuance of units to public   1,850,000         185      9,567,069            -       9,567,254

Sale of warrants to
 underwriter                       -            -               17            -              17

Issuance of shares for legal
  services                        3,750         -             -               -           -

Net loss for the period
 (September 16, 1992)
 (inception) through
  August 31, 1994                  -            -             -         (51,095)        (51,095)
                              ---------       -----     ----------     --------      ----------

Balance, August 31, 1994      2,964,861         296      9,567,175      (51,095)      9,516,376

Net income for the year
 ended August 31, 1995             -            -             -         138,738         138,738
                              ---------       -----     ----------     --------      ----------

Balance, August 31, 1995      2,964,861         296      9,567,175       87,643       9,655,114

Net income for the four
 months ended  December 31,
 1995 (unaudited)                  -            -             -         102,453         102,453
                              ---------       -----     ----------     --------      ----------

Balance, December 31, 1995
 (unaudited)                  2,964,861       $ 296     $9,567,175     $190,096      $9,757,567
                              =========       =====     ==========     ========      ==========












                               See Selected Notes to Financial Statements

                             BRAZIL FAST FOOD CORP.
                        (FORMERLY TRINITY AMERICAS INC.)
                          (A Development Stage Entity)

                     SELECTED NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

================================================================================

NOTE 1 - FINANCIAL STATEMENTS
- -----------------------------

The financial statements have been prepared by Brazil Fast Food Corp. (formerly Trinity Americas Inc.) ("the Company"), without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 1995 and for all periods presented have been made. The results of operations for the period ended December 31, 1995 are not necessarily indicative of the operating results for a full year.

Certain information and footnote disclosures prepared in accordance with general accepted accounting principles and normally included in the financial statements have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended August 31, 1995.

NOTE 2 - ORGANIZATION AND OPERATIONS
- ------------------------------------

The Company was incorporated in the State of Delaware on September 16, 1992 to serve as a vehicle to effect a merger, exchange of capital stock, assets acquisition or other similar business combination (a "Business Combination"). The Company is currently in the development stage. All activity of the Company to date relates to its formation, fund-raising and search to effect a Business Combination (see Note 4).

NOTE 3 - RESTRICTED CASH AND CASH EQUIVALENTS
- ---------------------------------------------

The Company, pursuant to the terms of its initial public offering ("the Offering"), placed $9,746,545 as of December 31, 1995, which includes interest income, in a trust account which was primarily invested in a short term U.S. Government Security. These funds are subject to release upon the earlier of (i) the consummation of a Business Combination or (ii) the liquidation of the Company.

                             BRAZIL FAST FOOD CORP.
                        (FORMERLY TRINITY AMERICAS INC.)
                          (A Development Stage Entity)

                     SELECTED NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

================================================================================

NOTE 4 - SUBSEQUENT EVENT
- -------------------------

On March 19, 1996 (the "Closing"), the Company acquired all of the outstanding quotas (shares of capital stock) of Venbo Comercio de Alimentos Ltda. ("Venbo") from Bob's Industria e Comercio Ltda. ("BIEC") and Arnaldo Bisoni ("Bisoni" and with BIEC, collectively, the "Sellers") for $19,200,000 (the "Purchase Price"), of which $16,700,000 was paid in cash at the Closing (inclusive of $100,000 which had been previously paid in October 1995 upon the parties' execution of the Heads of Agreement), with the balance of $2,500,000 payable with interest at the rate of 1- 1/8% per annum over LIBOR due 720 days from the Closing. In addition, the Company acquired all of the trademarks relating to Venbo's business from Vendex International N.V., an affiliate of the Sellers, for $1,800,000, payable to BIEC with interest at the rate of 6- 7/8% per annum in monthly installments equal to 4% of Venbo's net sales for each immediately preceding month. The Company's acquisition of the quotas and trademarks is hereinafter referred to as the "Acquisition".

Venbo, a Brazilian limited liability company which conducts business under the tradename "Bob's", owns and, directly and through franchisees, operates the second largest chain of hamburger fast food restaurants in Brazil, including 46 units in the State of Rio de Janeiro, 22 units in the State of Sao Paulo and 10 units in the capital cities of other States of Brazil.

In order to raise sufficient cash to complete the Acquisition and to fund the Company's subsequent expansion strategy, the Company sold 3,115,701 shares of its Common Stock to new investors in a private transaction (the "Private Placement") at $3.20 per share, resulting in net proceeds to the Company of approximately $10,000,000.

Funding of the cash portion of the Purchase Price was derived from the following sources: (i) approximately $9,900,000 from the Company's own funds; (ii) $4,000,000 from a Brazilian subsidiary of Coca-Cola, which was paid to the Company concurrently with the consummation of the Acquisition, in consideration for Coca-Cola products being designated the exclusive soft drink products for all of the Company's restaurants for a ten-year term and for the Company's agreement to participate at its own expense in joint promotions and marketing programs with Coca-Cola during such term; and (iii) the balance of $2,800,000 from the proceeds of the Private Placement.

                             BRAZIL FAST FOOD CORP.
                        (FORMERLY TRINITY AMERICAS INC.)
                          (A Development Stage Entity)

                     SELECTED NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

================================================================================


NOTE 4 - SUBSEQUENT EVENT (cont'd)
- ----------------------------------

At the Closing, the Company issued 1,046,422 shares of its Common Stock to Shampi Investments A.E.C. ("Shampi") in exchange for the assignment by Shampi to the Company of Shampi's right to acquire the outstanding quotas of Venbo.

As a result of the Acquisition and the Private Placement: (i) Venbo became a wholly-owned subsidiary of the Company, (ii) Shampi and the investors in the Private Placement, collectively, acquired approximately 58.4% of the outstanding Common Stock of the Company, (iii) designees of Shampi, being respectively, Peter van Voorst Vader, Omar Carneiro da Cunha and Bisoni, became three of the five members of the Company's Board of Directors, and (iv) the Company's name was changed to "Brazil Fast Food Corp." Reference is made to the Company's proxy statement dated February 12, 1996, for a discussion of Venbo's business and the background of the Acquisition.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

          Brazil Fast Food Corp. (formerly Trinity Americas Inc.) (the "Company") was incorporated in September 1992 for the purpose of raising money to fund a vehicle to effect a Business Combination with an operating business. On February 9, 1994 the Company's Registration Statement covering 1,700,000 Units was declared effective by the Securities and Exchange Commission. Each Unit consists of one share of the Company's Common Stock, one Class A Redeemable Warrant and one Class B Redeemable Warrant (hereafter the "Units").

          The Company, after the offering and the exercise of the over-allotment option (150,000 Units), had net proceeds of approximately $9,567,271. Approximately $8,891,100 was invested at The Chase Manhattan Bank, N.A. pursuant to a Trust Agreement and the balance at the Bank of New York in checking and money market accounts.

          For the four months ended December 31, 1995 the Company had net income of $102,453 primarily attributable to interest and dividend income offset by general and administrative expenses and income taxes.

          On March 19, 1996 (the "Closing"), the Company acquired all of the outstanding quotas (shares of capital stock) of Venbo Comercio de Alimentos Ltda. ("Venbo") from Bob's Industria e Comercio Ltda. ("BIEC") and Arnaldo Bisoni ("Bisoni" and with BIEC, collectively, the "Sellers") for $19,200,000 (the "Purchase Price"), of which $16,700,000 was paid in cash at the Closing (inclusive of $100,000 which had been previously paid in October 1995 upon the parties' execution of the Heads of Agreement), with the balance of $2,500,000 payable with interest at the rate of 1- 1/8% per annum over LIBOR due 720 days from the Closing. In addition, the Company acquired all of the trademarks relating to Venbo's business from Vendex International N.V., an affiliate of the Sellers, for $1,800,000, payable to BIEC with interest at the rate of 6-7/8% per annum in monthly installments equal to 4% of Venbo's net sales for each immediately preceding month. The Company's acquisition of the quotas and trademarks is hereinafter referred to as the "Acquisition".

          Venbo, a Brazilian limited liability company which conducts business under the tradename "Bob's", owns and, directly and through franchisees, operates the second largest chain of hamburger fast food restaurants in Brazil, including 46 units in the State of Rio de Janeiro, 22 units in the State of Sao Paulo and 10 units in the capital cities of other States of Brazil.

          In order to raise sufficient cash to complete the Acquisition and to fund the Company's subsequent expansion strategy, the Company sold 3,115,701 shares of its Common Stock to new investors in a private transaction (the "Private Placement") at $3.20 per share, resulting in net proceeds to the Company of approximately $10,000,000.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations (cont'd)

          Funding of the cash portion of the Purchase Price was derived from the following sources: (i) approximately $9,900,000 from the Company's own funds;
(ii) $4,000,000 from a Brazilian subsidiary of Coca-Cola, which was paid to the Company concurrently with the consummation of the Acquisition, in consideration for Coca-Cola products being designated the exclusive soft drink products for all of the Company's restaurants for a ten-year term and for the Company's agreement to participate at its own expense in joint promotions and marketing programs with Coca-Cola during such term; and (iii) the balance of $2,800,000 from the proceeds of the Private Placement.

          At the Closing, the Company issued 1,046,422 shares of its Common Stock to Shampi Investments A.E.C. ("Shampi") in exchange for the assignment by Shampi to the Company of Shampi's right to acquire the outstanding quotas of Venbo.

          As a result of the Acquisition and the Private Placement: (i) Venbo became a wholly-owned subsidiary of the Company, (ii) Shampi and the investors in the Private Placement, collectively, acquired approximately 58.4% of the outstanding Common Stock of the Company, (iii) designees of Shampi, being respectively, Peter van Voorst Vader, Omar Carneiro da Cunha and Bisoni, became three of the five members of the Company's Board of Directors, and (iv) the Company's name was changed to "Brazil Fast Food Corp." Reference is made to the Company's proxy statement dated February 12, 1996, for a discussion of Venbo's business and the background of the Acquisition.

                           Part II - Other Information

                                 Not Applicable

                                   Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Brazil Fast Food Corp.
                                    (registrant)

Dated:  June 10, 1996

                                   By:/s/ Peter van Voorst Vader
                                      Peter van Voorst Vader
                                      Chief Executive Officer


                                   By:/s/ Marcos Bastos Rocha
                                      Marcos Bastos Rocha
                                      Chief Financial Officer