Form 10-Q
period 1996-03-31
BRAZIL FAST FOOD CORP
filed 1996-06-14
CIK 914537

United States
                       Securities and Exchange Commission
                             Washington, D.C.  20549

                                    Form 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

     7,126,984 shares of Common Stock at June 13, 1996

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

                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------



                                                                      Page
                                                                      ----

Balance Sheets as of March 31, 1996 and August 31, 1995                F-2

Statements of Operations for the Three Months Ended March 31, 1996
   and February 28, 1995                                               F-4

Statements of Cash Flows for the Three Months Ended March 31, 1996
   and February 28, 1995                                               F-5

Notes to Unaudited Financial Statements                                F-6

                             BRAZIL FAST FOOD CORP.

                                 BALANCE SHEETS

                    AS OF MARCH 31, 1996 AND AUGUST 31, 1995


                                                            MARCH 31, 1996    AUGUST 31, 1995
                                                            --------------    ---------------
                                                              (Unaudited)
                      ASSETS
                      ------
   Cash and cash equivalents                                 R$   6,420,000       R$  228,000
   Restricted cash and investments                                  -               9,041,000
   Customer accounts receivable, net                                804,000             -
   Inventories                                                      505,000             -
   Stock subscription receivable                                    153,000             -
   Other current assets                                             188,000            22,000
                                                                    -------           -------

               Total current assets                               8,070,000         9,291,000

   Property and equipment, net                                    7,406,000             -


   Deferred charges                                               1,060,000             -


   Purchase price in excess of net assets acquired, net          20,106,000             -
                                                                 ----------         ---------

               Total assets                                    R$36,642,000       R$9,291,000
                                                                 ----------         ---------

















                   See selected notes to financial statements.

                             BRAZIL FAST FOOD CORP.

                                 BALANCE SHEETS

                    AS OF MARCH 31, 1996 AND AUGUST 31, 1995





                                                             MARCH 31, 1996         AUGUST 31, 1995
                                                             --------------         ---------------
                                                              (Unaudited)
        LIABILITIES AND SHAREHOLDERS' EQUITY
        ------------------------------------
  CURRENT LIABILITIES:
   Note payable                                                  R$  1,765,000           R$     -
   Accounts payable and accrued liabilities                          1,890,000               125,000
   Payroll and related accruals                                      1,695,000                     -
   Taxes other than income taxes                                       294,000                     -
   Deferred income                                                     624,000                     -
   Other current liabilities                                         2,025,000                     -
                                                                    ----------              --------

               Total current liabilities                             8,293,000               125,000
                                                                    ----------              --------

  LOANS AND FINANCING                                                2,468,000                  -
                                                                     ---------              --------

  DEFERRED INCOME                                                    3,320,000                  -
                                                                     ---------              --------

  COMMITMENTS AND CONTINGENCIES

  SHAREHOLDERS' EQUITY:
   Common stock, $.0001 par value; 20,000,000 shares
    authorized, 7,127,000 and 2,965,000 shares issued
    and outstanding at March 31, 1996 and August 31,                     1,000                  -
    1995, respectively
   Additional paid-in capital                                       22,535,000             9,082,000
   Retained earnings                                                    25,000                84,000
                                                                    ----------              ---------

               Total shareholders' equity                           22,561,000             9,166,000
                                                                    ----------             ---------

               Total liabilities and shareholders' equity         R$36,642,000           R$9,291,000
                                                                    ----------             ---------





                   See selected notes to financial statements.

                             BRAZIL FAST FOOD CORP.
                             ----------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------

         FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND FEBRUARY 28, 1995
         ---------------------------------------------------------------

                                   (Unaudited)


                                                      MARCH 31, 1996        FEBRUARY 28, 1995
                                                      --------------        -----------------
NET OPERATING REVENUES:
 Restaurant sales                                         R$2,077,000                 R$  -
 Franchise income                                              52,000                     -
 Other income                                                  35,000                     -
                                                            ---------                  -------

              Total net operating revenues                  2,164,000                     -
                                                            ---------                  -------

COSTS AND EXPENSES:
 Cost of restaurant sales                                     867,000                     -
 Restaurant payroll and other employee benefits               410,000                     -
 Restaurant occupancy and other expenses                      157,000                     -
 Depreciation and amortization                                129,000                     -
 Other operating expenses                                     507,000                     -
 Selling expenses                                              94,000                     -
 General and administrative expenses                          203,000                    67,000
                                                            ---------                  --------

 Total costs and expense                                    2,367,000                    67,000
                                                            ---------                  --------
LOSS FROM OPERATION                                          (203,000)                  (67,000)
                                                            ---------                  --------
 Interest income                                              105,000                   131,000
 Interest expense                                             (12,000)                    -
 Other expense                                                (31,000)                    -
                                                            ---------                  --------
 Income (loss) before provision for income taxes             (141,000)                   64,000

 Provision for income taxes                                    21,000                    25,000
                                                             --------                  --------

NET INCOME (LOSS)                                          R$(162,000)                R$ 39,000
                                                              -------                   -------

NET INCOME (LOSS) PER COMMON SHARE                         R$   ( .04)                R$    .01
                                                              --------                  -------

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING                                                3,844,000                 2,965,000
                                                            =========                 =========





                   See selected notes to financial statements.

                             BRAZIL FAST FOOD CORP.
                             ----------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

         FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND FEBRUARY 28, 1995
         ---------------------------------------------------------------

                                   (Unaudited)


                                                                       MARCH 31, 1996      FEBRUARY 28, 1995
                                                                       --------------      -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                     R$   (162,000)         R$   39,000
 Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation and amortization                                              129,000
  Changes in operating assets and liabilities:
   Deferred income                                                         3,944,000
   Accounts payable and accrued expenses                                     303,000               25,000
                                                                         -----------             --------

      Net cash provided by operating activities                            4,214,000               64,000
                                                                         -----------             --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Increase in restricted cash and investments                                (105,000)            (131,000)
 Release of restricted cash and investments                                9,577,000                -
 Payments to acquire company                                             (16,846,000)
                                                                          -----------            --------

      Net cash (used in) investing activities                             (7,374,000)            (131,000)
                                                                         ------------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from private placement                                         9,532,000
                                                                         -----------             --------
      Net cash provided by financing activities                            9,532,000
                                                                         -----------             --------

Net increase (decrease) in cash and cash equivalents                       6,372,000              (67,000)

CASH AND CASH EQUIVALENTS, beginning of period                                48,000              383,000
                                                                          ------------            -------

CASH AND CASH EQUIVALENTS, end of period                                 R$6,420,000            R$316,000
                                                                           ---------              -------






                   See selected notes to financial statements.

                             BRAZIL FAST FOOD CORP.
                             ----------------------

                     SELECTED NOTES TO FINANCIAL STATEMENTS
                     --------------------------------------

                                 MARCH 31, 1996
                                 --------------

                                   (UNAUDITED)
                                   -----------



NOTE 1 - FINANCIAL STATEMENT PRESENTATION
- -----------------------------------------

The accompanying financial statements have been prepared by Brazil Fast Food Corp. (previously known as Trinity Americas Inc.) ("the Company"), without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1996 and for all periods presented have been made. The results of operations for the period ended March 31, 1996 are not necessarily indicative of the operating results for a full year.

Certain information and footnote disclosures prepared in accordance with general accepted accounting principles and normally included in the financial statements have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended August 31, 1995, as well as the Company's proxy statement dated February 12, 1996, for further discussion and background of the acquisition discussed below.

The accompanying financial statements have been presented in Brazilian reais, in accordance with generally accepted accounting principles in the United States. In the accompanying financial statements, U.S. dollar amounts have been translated into reais using the conversion rate as of March 31, 1996 and August 31, 1995 for the respective balance sheets. For the statements of operations presented, the U.S. dollar activities of the Company (primarily the interest income and general and administrative expenses of Trinity Americas Inc. prior to the acquisition) were converted into reais on a monthly basis, based on the average conversion rate for each month, and then adjusted to consider the effect of inflation experienced in Brazil for the period presented. This methodology has been employed to reflect the fact that Venbo will be operating exclusively in Brazil for the near term. Management believes that this presentation will provide readers a better understanding of performance. In addition, all future reporting will continue to be in reais if and until such time another currency is deemed more appropriate.

Prior to the acquisition of Venbo discussed in Note 2, the Company reported on an August 31 fiscal year. Subsequent to the acquisition, the Company changed its fiscal year to December 31 and filed a transition report on Form 10-Q for the period from September 1, 1995 through December 31, 1995. It is expected that the Company's 1996 Form 10-Q filings will be made in comparison to the nearest comparable quarter for the prior period. Management believes this presentation to be adequate due to the inherent lack of comparability of quarterly information due to the Company's acquisition of an operating entity in 1996, while the Registrant existed as a blind pool for all prior periods. Accordingly, the accompanying balance sheet as of March 31, 1996 is compared to the latest audited balance sheet of August 31, 1995 and statements of operations and cash flows for the three month period ended March 31, 1996 are compared to the previously filed three month period ended February 28, 1995.

NOTE 2 - ORGANIZATION AND OPERATIONS
- ------------------------------------

The Company was incorporated in the State of Delaware on September 16, 1992 to serve as a vehicle to effect a merger, exchange of capital stock, assets acquisition or other similar business combination (a "Business Combination"). All activity of the Company through March 19, 1996 related to its formation, fund-raising and search to effect a Business Combination.

On March 19, 1996 (the "Closing"), the Company acquired all of the outstanding quotas (shares of capital stock) of Venbo Comercio de Alimentos Ltda. ("Venbo") from Bob's Industria e Comercio Ltda. ("BIEC") and Arnaldo Bisoni ("Bisoni" and with BIEC, collectively, the "Sellers") for $19,200,000 (the "Purchase Price"), of which $16,700,000 was paid in cash at the Closing (inclusive of $100,000 which had been previously paid in October 1995 upon the parties' execution of the Heads of Agreement), with the balance of $2,500,000 payable with interest at the rate of 1 - 1/2% per annum over LIBOR due 720 days from the Closing. In addition, the Company acquired all of the trademarks relating to Venbo's business from Vendex International N.V., an affiliate of the Sellers, for $1,800,000, payable to BIEC with interest at the rate of 6-1/2% per annum in monthly installments equal to 4% of Venbo's net sales for each immediately preceding month. The Company's acquisition of the quotas and trademarks is hereinafter referred to as the "Acquisition".

Venbo, a Brazilian limited liability company which conducts business under the tradename "Bob's", owns and, directly and through franchisees, operates the second largest chain of hamburger fast food restaurants in Brazil, including 46 units in the State of Rio de Janeiro, 22 units in the State of Sao Paulo and 10 units in the capital cities of the States of Brazil.

In order to raise sufficient cash to complete the Acquisition and to fund the Company's subsequent expansion strategy, the Company sold 3,115,701 shares of its Common Stock to new investors in a private transaction (the "Private Placement") at $3.20 per share, resulting in net proceeds to the Company of approximately $10,000,000.

Funding of the cash portion of the Purchase Price was derived from the following sources; (i) approximately $9,900,000 from the Company's own funds; (ii) $4,000,000 from a Brazilian subsidiary of Coca-Cola, which was paid to the Company concurrently with the consummation of the Acquisition, in consideration for Coca-Cola products being designated the exclusive soft drink products for all of the Company's restaurants for a ten-year term and for the Company's agreement to participate at its own expense in joint promotions and marketing programs with Coca-Cola during such term; and (iii) the balance of $2,800,000 from the proceeds of the Private Placement.

At the Closing, the Company issued 1,046,422 shares of its Common Stock to Shampi Investments A.E.C. ("Shampi") in exchange for the assignment by Shampi to the Company of Shampi's right to acquire the outstanding quotas of Venbo.

As a result of the Acquisition and the Private Placement: (I) Venbo became a wholly-owned subsidiary of the Company, (ii) Shampi and the investors in the Private Placement, collectively, acquired approximately 58.4% of the outstanding Common Stock of the Company, (iii) designees of Shampi, being respectively, Peter Van Voorst Vader, Omar Carneiro da Cunha and Bisoni, became three of the five members of the Company's Board of Directors, and (iv) the Company's name was changed to "Brazil Fast Food Corp.". Reference is made to the Company's proxy statement dated February 12, 1996, for a discussion of Venbo's business and the background of the Acquisition.

NOTE 3 - RESTRICTED CASH AND CASH EQUIVALENTS
- ---------------------------------------------

The Company, pursuant to the terms of its initial public offering ("the Offering"), held approximately R$ 9.6 million as of March 19, 1996, which includes interest income, in a trust account which was primarily invested in a short term U.S. Government Security. These funds were released, in connection with the terms of the Offering, upon the consummation of the Acquisition described above.

NOTE 4 -  ACCOUNTING FOR ACQUISITION OF VENBO
- ---------------------------------------------

On March 19, 1996, the Company acquired all of the outstanding quotas (shares of capital stock) of Venbo, as described in Note 2. The acquisition has been accounted for as a purchase by the Company. The results of operations of Venbo are included in the accompanying financial statements for the period from the acquisition date, March 19, 1996, through March 31, 1996. In connection with the acquisition, the Company has recorded approximately R$ 20.1 million of excess purchase price over net assets acquired. This reflects a preliminary allocation of purchase price and is subject to final determination. Goodwill resulting from the acquisition will be amortized over a 20-year period.

The following represents selected pro forma results of operations information as though the companies had been combined at the beginning of the three month periods ended March 31, 1996, and 1995:

                                      MARCH 31, 1996            MARCH 31, 1995
                                      --------------            --------------

 Revenues                             R$ 15,817,000             R$ 15,733,000
 Net loss                             R$ (3,320,000)            R$ (2,918,000)
 Loss per share                          R$   (0.47)               R$   (0.41)

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Brazil Fast Food Corp. (previously know as Trinity Americas Inc.) (the "Company") was incorporated in September 1992 to serve as a vehicle to effect a Business Combination with an operating business. On February 9, 1994, the Company's Registration Statement covering 1,700,000 Units was declared effective by the Securities and Exchange Commission, generating net proceeds of approximately US $9.6 million.

On March 19, 1996 (the "Closing"), the Company acquired all of the outstanding quotas (shares of capital stock) of Venbo Comercio de Alimentos Ltda. ("Venbo") from Bob's Industria a Comercio Ltda. ("BIEC") and Arnaldo Bisoni ("Bisoni" and with BIEC, collectively, the "Sellers") for $19,200,000 (the "Purchase Price"), of which $16,700,000 was paid in cash at the Closing (inclusive of $100,000 which had been previously paid in October 1995 upon the parties' execution of the Heads of Agreement), with the balance of $2,500,000 payable with interest at the rate of 1-1/8% per annum over LIBOR due 720 days from the Closing. In addition, the Company acquired all of the trademarks relating to Venbo's business from Vendex International N.V., an affiliate of the Sellers, for $1,800,000, payable to BIEC with interest at the rate of 6-7/8% per annum in monthly installments equal to 4% of Venbo's net sales for each immediately preceding month. The Company's acquisition of the quotas and trademarks in hereinafter referred to as the "Acquisition".

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

As a result of the Acquisition and the Private Placement; (i) Venbo became a wholly-owned subsidiary of the Company, (ii) Shampi and the investors in the Private Placement, collectively, acquired approximately 58.4% of the outstanding Common Stock of the Company, (iii) designees of Shampi, being respectively, Peter van Voorst Vader, Omar Carneiro de Cunha and Bisoni, became three of the five members of the Company's Board of Directors, and (iv) the Company's name was changed to "Brazil Fast Food Corp.". Reference is made to the Company's proxy statement dated February 12, 1996, for a discussion of Venbo's business and the background of the Acquisition.

Results of Operations
- ---------------------

For the three months ended March 31, 1996 the Company had a net loss of R$ 162,000, as compared to net income of R$ 39,000 for the three months ended February 28, 1995. For the three months ended March 31, 1996, the net loss was primarily attributable to interest and dividend income of R$ 105,000, offset by a loss from operations of R$ 203,000 resulting from the combined operations of Venbo (since its acquisition on March 19, 1996) and Brazil Fast Food Corp. Prior to the acquisition, the Company's operated as a blind pool and, according, results of operations for periods prior to the acquisition relate to interest and dividend income, offset by general and administrative expenses and income taxes.


Liquidity and Capital Resources
- -------------------------------

At March 31, 1996, the Company had cash and cash equivalents of R$ 6,420,000 and a working capital deficit of R$ 223,000. The cash available is the result of the acquisition described above, along with cash generated from the private placement and agreement with Coca-Cola described above. The Company believes, based on current projections, that it will be able to generate cash flows from operations subsequent to the acquisition. The Company believes that its available liquid assets on hand, along with cash flows generated from operations, should be sufficient for its presently contemplated operations and growth.

                           Part II - Other Information

                                 Not Applicable

                                   Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Brazil Fast Food Corp.
                                    (registrant)

Dated:  June 13, 1996

                                   By:/s/Peter van Voorst Vader
                                      Peter van Voorst Vader
                                      Chief Executive Officer


                                   By:/s/Marcos Bastos Rocha
                                      Marcos Bastos Rocha
                                      Chief Financial Officer