Form 10-Q/A
period 1995-12-31
BRAZIL FAST FOOD CORP
filed 1996-07-03
CIK 914537

United States
                  Securities and Exchange Commission
                        Washington, D.C.  20549


                             Form 10-Q/A-1


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


                  Trinity Americas Inc., 950 Third Avenue,
                   27th Floor, New York, New York 10022;
                      Former Fiscal Year - August 31st
         (Former name, former address and former fiscal year,
                     if changed since last report)

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

                         Part II - Other Information


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               (i)  Exhibit 27 - Financial Data Schedule

          (b)  Reports on Form 8-K

               Inapplicable

                                Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Brazil Fast Food Corp.
                                 (registrant)

Dated:  July 2, 1996

                              By:/s/Peter van Voorst Vader
                                 Peter van Voorst Vader
                                 Chief Executive and Financial Officer


                              By:/s/Marcos Bastos Rocha
                                 Marcos Bastos Rocha
                                 Chief Financial Officer