Form 10-Q
period 1996-06-30
BRAZIL FAST FOOD CORP
filed 1996-08-14
CIK 914537

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1996

                                       or

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

               9,172,025 shares of Common Stock at August 12, 1996

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

                             BRAZIL FAST FOOD CORP.

                                 BALANCE SHEETS

                     AS OF JUNE 30, 1996 AND AUGUST 31, 1995


                                                    June 30, 1996   August 31, 1995
                                                    -------------   ---------------
                                                      (Unaudited)
                      ASSETS

Cash and cash equivalents                            R$ 1,264,000     R$  228,000
Restricted cash and investments                              --         9,041,000
Customer accounts receivable, net                         735,000            --
Inventories                                               513,000            --
Other current assets                                    1,513,000          22,000
                                                     ------------    ------------

      Total current assets                              4,025,000       9,291,000

Property and equipment, net                             9,035,000            --

Deferred charges                                        1,185,000            --

Purchase price in excess of net assets acquired, net   22,141,000            --
                                                     ------------    ------------

      Total assets                                   R$36,386,000    R$ 9,291,000
                                                     ------------    ------------

                   See selected notes to financial statements.

                             BRAZIL FAST FOOD CORP.

                                 BALANCE SHEETS

                     AS OF JUNE 30, 1996 AND AUGUST 31, 1995




                                                                June 30, 1996   August 31, 1995
                                                                -------------   ---------------
                                                                 (Unaudited)
           LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Note payable                                                  R$ 1,324,000    R$      --
   Accounts payable and accrued liabilities                         1,942,000         125,000
   Payroll and related accruals                                     2,200,000            --
   Taxes other than income taxes                                      397,000            --
   Deferred income                                                    625,000            --
   Other current liabilities                                        1,711,000            --
                                                                 ------------     -----------

         Total current liabilities                                  8,199,000         125,000
                                                                  -----------     -----------

LOANS AND FINANCING                                                 2,765,000            --
                                                                  -----------     -----------

DEFERRED INCOME                                                     3,164,000            --
                                                                  -----------     -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred stock, $.01 par value, 5,000 shares
      authorized; no shares issued                                      --               --
    Common stock, $.0001 par value, 20,000,000 shares
      authorized; 7,642,000 and 2,965,000 shares issued
      and outstanding at June 30, 1996 and August 31,
      1995, respectively                                                1,000            --
    Additional paid-in capital                                     24,385,000       9,082,000
    Retained earnings                                              (2,128,000)         84,000
                                                                 ------------    ------------

         Total shareholders' equity                                22,258,000       9,166,000
                                                                 ------------    ------------

         Total liabilities and shareholders' equity              R$36,386,000    R$ 9,291,000
                                                                 ------------    ------------


                   See selected notes to financial statements.

                             BRAZIL FAST FOOD CORP.

                            STATEMENTS OF OPERATIONS

            FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND MAY 31, 1995

                                   (Unaudited)


                                                                         June 30, 1996         May 31, 1995
                                                                         -------------         ------------
NET OPERATING REVENUES:
         Restaurant sales                                                R $13,464,000         R$      --
         Franchise income                                                       99,000                 --
         Other income                                                          286,000                 --
                                                                         -------------         ------------

         Total net operating revenues                                       13,849,000                 --
                                                                         -------------         ------------

COSTS AND EXPENSES:
         Cost of restaurant sales                                            5,189,000                 --
         Restaurant payroll and other employee benefits                      3,250,000                 --
         Restaurant occupancy and other expenses                             1,122,000                 --
         Depreciation and amortization                                         936,000                 --
         Other operating expenses                                            2,514,000                 --
         Selling expenses                                                      636,000                 --
         General and administrative expenses                                 2,438,000               54,000
                                                                         -------------         ------------

         Total costs and expenses                                           16,085,000               54,000
                                                                         -------------         ------------

LOSS FROM OPERATIONS                                                        (2,236,000)             (54,000)

         Interest income                                                       262,000              141,000
         Interest expense                                                     (134,000)                --
                                                                         -------------         ------------


   Income (loss) before provision for (benefit from)
      income taxes                                                          (2,108,000)              87,000
   Provision for (benefit from) income taxes                                    (9,000)              35,000
                                                                         -------------         ------------

NET INCOME (LOSS)                                                        R$ (2,099,000)        R$    52,000
                                                                         -------------         ------------

NET INCOME (LOSS) PER COMMON SHARE                                       R$       (.29)        R$       .02
                                                                         -------------         ------------

WEIGHTED AVERAGE COMMON SHARES
         OUTSTANDING                                                         7,245,000            2,965,000
                                                                         -------------         ------------

                   See selected notes to financial statements.

                             BRAZIL FAST FOOD CORP.

                            STATEMENTS OF OPERATIONS

             FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND MAY 31, 1995

                                   (Unaudited)


                                                               June 30, 1996         May 31, 1995
                                                               -------------         ------------
NET OPERATING REVENUES:
  Restaurant sales                                              R$15,541,000          R$     --
  Franchise income                                                   151,000                 --
  Other income                                                       321,000                 --
                                                                ------------          -----------
  Total net operating revenues                                    16,013,000                 --
                                                                ------------          -----------
COSTS AND EXPENSES:
  Cost of restaurant sales                                         6,056,000                 --
  Restaurant payroll and other employee benefits                   3,660,000                 --
  Restaurant occupancy and other expenses                          1,279,000                 --
  Depreciation and amortization                                    1,062,000                 --
  Other operating expenses                                         3,020,000                 --
  Selling expenses                                                   730,000                 --
  General and administrative expenses                              2,644,000              129,000
                                                                ------------          -----------

  Total costs and expenses                                        18,451,000              129,000
                                                                ------------          -----------

LOSS FROM OPERATIONS                                              (2,438,000)            (129,000)
                                                                ------------          -----------

  Interest income                                                    369,000              289,000
  Interest expense                                                  (142,000)                 --
  Other expense                                                      (31,000)                 --
                                                                ------------          -----------

Income (loss) before provision for income taxes                 (2,242,000)             160,000

  Provision for income taxes                                          13,000               64,000
                                                                ------------          -----------

NET INCOME (LOSS)                                               R$(2,255,000)         R$   96,000
                                                                ------------          -----------

NET INCOME (LOSS) PER COMMON SHARE                              R$      (.42)     R$          .03
                                                                ------------          -----------

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                                                      5,359,000            2,965,000
                                                                ------------          -----------


                   See selected notes to financial statements.

                             BRAZIL FAST FOOD CORP.

                            STATEMENTS OF CASH FLOWS

             FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND MAY 31, 1995

                                   (Unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                R$ (2,255,000)       R$ 96,000
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
  Depreciation and amortization                                        1,062,000             --
  Changes in operating assets and liabilities, net of
    effects from acquisitions of businesses:
      Customer accounts receivable, net                                   69,000             --
      Inventories                                                         13,000             --
      Other current assets                                              (479,000)            --
      Deferred charges                                                   (79,000)            --
      Accounts payable and accrued liabilities                           (12,000)          65,000
      Payroll and related accruals                                       241,000             --
      Taxes other than income taxes                                      (49,000)            --
      Deferred income                                                  3,789,000             --
      Other current liabilities                                         (708,000)            --
                                                                   -------------    -------------

              Net cash provided by operating activities                1,592,000          161,000
                                                                   -------------    -------------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                (1,223,000)            --
  Increase in restricted cash and investments                           (102,000)        (272,000)
  Release of restricted cash and investments                           9,573,000             --
  Acquisitions of businesses                                         (17,879,000)            --
                                                                   -------------    -------------

              Net cash (used in) investing activities                 (9,631,000)        (272,000)
                                                                   -------------    -------------


CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from private placement                                      9,717,000             --
  Paydown of note payable                                               (440,000)            --
                                                                   -------------    -------------

              Net cash provided by financing activities                9,277,000             --
                                                                   -------------    -------------

Net increase (decrease) in cash and cash equivalents                   1,238,000         (111,000)

CASH AND CASH EQUIVALENTS, beginning of period                            26,000          441,000
                                                                   -------------    -------------

CASH AND CASH EQUIVALENTS, end of period                            R$ 1,264,000    R$    330,000
                                                                   -------------    -------------

                   See selected notes to financial statements.

                             BRAZIL FAST FOOD CORP.

                     SELECTED NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1996

                                   (UNAUDITED)



NOTE 1 - FINANCIAL STATEMENT PRESENTATION

The accompanying financial statements have been prepared by Brazil Fast Food Corp. (previously known as Trinity Americas Inc.) ("the Company"), without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1996 and for all periods presented have been made. The results of operations for the period ended June 30, 1996 are not necessarily indicative of the operating results for a full year.

Certain information and footnote disclosures prepared in accordance with general accepted accounting principles and normally included in the financial statements have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended August 31, 1995, as well as the Company's proxy statement dated February 12, 1996, for further discussion and background of the acquisition of Venbo Comercio Alimentos Ltda. ("Venbo") discussed below.

The accompanying financial statements have been presented in Brazilian reais, in accordance with generally accepted accounting principles in the United States. In the accompanying financial statements, U.S. dollar amounts have been translated into reais using the conversion rate as of June 30, 1996 and August 31, 1995 for the respective balance sheets. For the statements of operations presented, the U.S. dollar activities of the Company (primarily the interest income and general and administrative expenses of Trinity Americas Inc. prior to the Venbo acquisition) were converted into reais on a monthly basis, based on the average conversion rate for each month, and then adjusted to consider the effect of inflation experienced in Brazil for the period presented. This methodology has been employed to reflect the fact that Venbo will be operating exclusively in Brazil for the near term. Management believes that this presentation will provide readers a better understanding of performance. In addition, all future reporting will continue to be in reais if and until such time another currency is deemed more appropriate.

Prior to the acquisition of Venbo discussed in Note 2, the Company reported on an August 31 fiscal year. Subsequent to the acquisition, the Company changed its fiscal year to December 31 and filed a transition report on Form 10-Q for the period from September 1, 1995 through December 31, 1995. It is expected that the Company's 1996 Form 10-Q filings will be made in comparison to the nearest comparable quarter for the prior period. Management believes this presentation to be adequate due to the inherent lack of comparability of quarterly information due to the Company's acquisition of an operating entity in 1996, while the Company existed as a "blind pool" for all prior periods. Accordingly, the accompanying balance sheet as of June 30, 1996 is compared to the latest audited balance sheet of August 31, 1995 and statements of operations and cash flows for the three and six month periods ended June 30, 1996 are compared to the previously filed three and six month periods ended May 31, 1995.

NOTE 2 - ORGANIZATION AND OPERATIONS

The Company was incorporated in the State of Delaware on September 16, 1992 to serve as a vehicle to effect a merger, exchange of capital stock, assets acquisition or other similar business combination (a "Business Combination"). All activity of the Company through March 19, 1996 related to its formation, fund-raising and search to effect a Business Combination.

On March 19, 1996 (the "Closing"), the Company acquired all of the outstanding quotas (shares of capital stock) of Venbo from Bob's Industria e Comercio Ltda. ("BIEC") and Arnaldo Bisoni ("Bisoni" and with BIEC, collectively, the "Sellers") for $19,200,000 (the "Purchase Price"), of which $16,700,000 was paid in cash at the Closing (inclusive of $100,000 which had been previously paid in October 1995 upon the parties' execution of the Heads of Agreement), with the balance of $2,500,000 payable with interest at the rate of 1 - 1/2% per annum over LIBOR due 720 days from the Closing. In addition, the Company acquired all of the trademarks relating to Venbo's business from Vendex International N.V., an affiliate of the Sellers, for $1,800,000, payable to BIEC with interest at the rate of 6-1/2% per annum in monthly installments equal to 4% of Venbo's net sales for each immediately preceding month. The Company's acquisition of the quotas and trademarks is hereinafter referred to as the "Acquisition".

At the date of Acquisition, Venbo, a Brazilian limited liability company which conducts business under the tradename "Bob's", owned and, directly and through franchisees, operated the second largest chain of hamburger fast food restaurants in Brazil, including 46 units in the State of Rio de Janeiro, 22 units in the State of Sao Paulo and 10 units in the capital cities of the States of Brazil.

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

NOTE 4 -  ACCOUNTING FOR ACQUISITION OF VENBO

On March 19, 1996, the Company acquired all of the outstanding quotas (shares of capital stock) of Venbo, as described in Note 2. The acquisition has been accounted for as a purchase by the Company. The results of operations of Venbo are included in the accompanying financial statements for the period from the acquisition date, March 19, 1996, through June 30, 1996. In connection with the acquisition, the Company has recorded approximately R$ 20 million of excess purchase price over net assets acquired. This reflects a preliminary allocation of purchase price and is subject to final determination. Goodwill resulting from the acquisition will be amortized over a 20-year period.

The following represents selected pro forma results of operations information as though the companies had been combined at the beginning of the six month periods ended June 30, 1996, and 1995:

                                           June 30, 1996         June 30, 1995
                                           -------------         -------------

   Revenues                                R$29,532,000          R$30,552,000
   Net loss                                R$(4,713,000)         R$(4,135,000)
   Net loss per share                      R$      (.66)         R$      (.58)

NOTE 5 -  OTHER ACQUISITIONS

On June 10, 1996, the Company acquired all of the outstanding quotas (capital shares) of, respectively, BigBurger Sao Paulo Lanchonetes Ltda. and BigBurger Goiania Lanchonetes Ltda., each a Brazilian corporation (collectively, the "Acquired Companies"), from Rucker Holding Corporation, a non-affiliated British Virgin Islands corporation ("Rucker"), for (i) $250,000 (paid in Brazilian reais) and (ii) 510,000 shares of the Company's Common Stock. The Acquired Companies owned and operated 7 "Mr. Theo" hamburger fast food restaurants in Sao Paulo and Goiania, Brazil. All of these restaurants have been rebranded and are now operating under the Company's "Bob's" tradename. In connection with the acquisition, the Company has recorded approximately R$ 2.1 million of excess purchase price over net assets acquired. This reflects a preliminary allocation of purchase price and is subject to final determination. Goodwill resulting from the acquisition will be amortized over a 20-year period.

On July 24, 1996, the Company acquired all of the assets (the "Acquisition") of each of BigBurger Ltda. ("BigBurger") and five of its affiliates, all Brazilian corporations (collectively, the "BigBurger Companies"), for 1,520,000 shares of the Company's Common Stock (the "Shares") pursuant to the terms and conditions of an Exchange Agreement dated July 24, 1996. The BigBurger Companies own and operate 27 hamburger fast food restaurants, inclusive of outlets operated by franchisees (collectively, the "BigBurger Stores"), in 9 Brazilian states. Of the 27 BigBurger stores, 9 are expected to be rebranded and in operation under the "Bob's" tradename by mid-August 1996, while the balance are scheduled to be rebranded and in operation by mid-October 1996.

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

On March 19, 1996 (the "Closing"), the Company acquired all of the outstanding quotas (shares of capital stock) of Venbo from Bob's Industria a Comercio Ltda. ("BIEC") and Arnaldo Bisoni ("Bisoni" and with BIEC, collectively, the "Sellers") for $19,200,000 (the "Purchase Price"), of which $16,700,000 was paid in cash at the Closing (inclusive of $100,000 which had been previously paid in October 1995 upon the parties' execution of the Heads of Agreement), with the balance of $2,500,000 payable with interest at the rate of 1-1/8% per annum over LIBOR due 720 days from the Closing. In addition, the Company acquired all of the trademarks relating to Venbo's business from Vendex International N.V., an affiliate of the Sellers, for $1,800,000, payable to BIEC with interest at the rate of 6-7/8% per annum in monthly installments equal to 4% of Venbo's net sales for each immediately preceding month. The Company's acquisition of the quotas and trademarks in hereinafter referred to as the "Acquisition".

At the date of Acquisition, Venbo, a Brazilian limited liability company which conducts business under the tradename "Bob's", owned and, directly and through franchisees, operated the second largest chain of hamburger fast food restaurants in Brazil, including 46 units in the State of Rio de Janeiro, 22 units in the State of Sao Paulo and 10 units in the capital cities of other States of Brazil.

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

Results of Operations

At June 30, 1996, there were 79 Bob's restaurants in operation in Brazil. Of these restaurants, 51 were operated by Venbo, three were operated by BigBurger Sao Paulo Lanchonetes, three were operated by BigBurger Goiania Lanchonetes and 22 were operated by Venbo's franchisees. In addition, Venbo had five permanent kiosks and four Company trailers, as well as one franchisee trailer, which are used at different locations for special events. Of the 89 units currently in operation (including the kiosks and trailers) 47 were located in the State of Rio de Janeiro, 29 were in the State of Sao Paulo and 13 were in the capital cities of the other States of Brazil.

For the three and six months ended June 30, 1996 the Company had a net loss of R$ 2,099,000 and R$ 2,255,000, respectively, as compared to net income of R$ 52,000 and R$ 96,000 for the three and six months ended May 31, 1995. For the three and six months ended June 30, 1996, the net loss was primarily attributable to the loss from operations of R$ 2,236,000 and R$ 2,438,000, respectively, resulting from the operations of Venbo since its acquisition on March 19, 1996. Prior to the acquisition, the Company operated as a "blind pool" and, accordingly, results of operations for periods prior to the acquisition relate to interest and dividend income, offset by general and administrative expenses and income taxes.


Liquidity and Capital Resources

At June 30, 1996, the Company had cash and cash equivalents of R$ 1,264,000 and a working capital deficit of R$ 4,174,000. The cash available at June 30, 1996 was the result of the Acquisition described above, along with cash generated from the Private Placement and agreement with Coca-Cola described above. Subsequent to June 30, 1996, the Company, consistent with its growth plan, expended a substantial portion of its cash reserves primarily for the refurbishment and rebranding of units acquired in the Mr. Theo and BigBurger acquisitions (discussed in Note 5 to the unaudited condensed financial statements). The Company is currently seeking private equity and/or debt financing for its working capital and growth needs. However, there can be no assurance that such financing will be secured. The Company believes that its available liquid assets on hand, along with anticipated financing and future cash flows from operations, should be sufficient for its presently contemplated operations and growth.

                           Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibit 27 - Financial Data Schedule

        (b) Item 5; June 18, 1996

                                   Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Brazil Fast Food Corp.
                                           (registrant)

Dated:  August 13, 1996

                                          By: /s/ Peter van Voorst Vader
                                              ----------------------------------
                                              Peter van Voorst Vader
                                              Chief Executive Officer


                                          By: /s/ Marcos Bastos Rocha
                                              ----------------------------------
                                              Marcos Bastos Rocha
                                              Chief Financial Officer