Form 10-Q
period 1996-09-30
BRAZIL FAST FOOD CORP
filed 1996-11-19
CIK 914537

                                 United States
                       Securities and Exchange Commission
                            Washington, D.C.  20549

                                   Form 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1996

                                       or

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

     10,404,484 shares of Common Stock at November 18, 1996

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

                             BRAZIL FAST FOOD CORP.

                                 BALANCE SHEETS

==============================================================================

                                                ASSETS
                                          -------------------

                                          September 30, 1996   August 31, 1995
                                          ------------------   ---------------
                                          (Unaudited)

CURRENT ASSETS:
  Cash and cash equivalents                     R$ 2,401,000       R$  228,000
  Restricted cash and investments                          -         9,041,000
  Accounts receivable, net                           501,000                 -
  Inventories                                        491,000                 -
  Other                                            1,630,000            22,000
                                                ------------       -----------

 TOTAL CURRENT ASSETS                              5,023,000         9,291,000

PROPERTY AND EQUIPMENT, NET                       12,086,000                 -

DEFERRED CHARGES                                   1,489,000                 -

PURCHASE PRICE IN EXCESS OF NET ASSETS
  ACQUIRED, NET                                   26,755,000                 -
                                                ------------       -----------

 TOTAL ASSETS                                   R$45,353,000       R$9,291,000
                                                ============       ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
  Notes payable                                 R$   927,000       R$        -
  Accounts payable and accrued liabilities         2,137,000           125,000
  Payroll and related accruals                     2,580,000                 -
  Taxes, other than income taxes                     322,000                 -
  Deferred income                                    625,000                 -
  Other                                            1,947,000                 -
                                                  ----------        ----------

 TOTAL CURRENT LIABILITIES                         8,538,000           125,000
                                                  ----------       -----------

NOTES PAYABLE, less current portion                2,553,000                 -

DEFERRED INCOME                                    3,008,000                 -

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 5,000,000
    shares authorized; no shares issued                -                     -
  Common stock, $.0001 par value, 20,000,000
    shares authorized; 10,404,484 and
    2,965,000 shares issued and outstanding
    at September 30, 1996 and August 31,
    1995, respectively                                 1,000                 -
  Additional paid-in capital                      36,130,000         9,082,000
  Retained earnings (deficit)                     (3,988,000)           84,000
  Cumulative transaction adjustment                 (889,000)                -
                                                  ----------       -----------

 TOTAL SHAREHOLDERS' EQUITY                       31,254,000         9,166,000
                                                  ----------       -----------

 TOTAL LIABILITIES AND SHAREHOLDERS'
   EQUITY                                       R$45,353,000       R$9,291,000
                                                ============       ===========

                  See Selected Notes to Financial Statements.

                             BRAZIL FAST FOOD CORP.

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
================================================================================





                                                   For The Three Months Ended
                                              -------------------------------------
                                              September 30, 1996   August 31, 1995
                                              -------------------  ----------------

NET OPERATING REVENUES:
  Restaurant sales                              16,396,000         R$        -
  Franchise income                                 189,000                   -
  Other income                                     301,000                   -
                                              ------------         ---------------

 TOTAL NET OPERATING REVENUES                   16,886,000                   -
                                              ------------         ---------------

COSTS AND EXPENSES:
  Cost of restaurant sales                       5,829,000                   -
  Restaurant payroll and other employee
    benefits                                     3,660,000                   -
  Restaurant occupancy and other expenses        1,364,000                   -
  Depreciation and amortization                  1,097,000                   -
  Other operating expenses                       2,282,000                   -
  Selling expenses                               1,063,000                   -
  General and administrative expenses            3,345,000                  95,000
                                              ------------         ---------------

 TOTAL COSTS AND EXPENSES                       18,640,000                  95,000
                                              ------------         ---------------

LOSS FROM OPERATIONS                            (1,754,000)                (95,000)
                                              ------------         ---------------

INTEREST INCOME                                     21,000                 109,000

INTEREST EXPENSE                                  (254,000)                  -

FOREIGN EXCHANGE GAIN (LOSS)                         -                       -
                                              ------------         ---------------

INCOME (LOSS) BEFORE PROVISION FOR
  (BENEFIT FROM) INCOME TAXES                   (1,987,000)                 14,000

PROVISION FOR (BENEFIT FROM) INCOME TAXES          (63,000)                  -
                                              ------------         ---------------

NET INCOME (LOSS)                             R$(1,924,000)        R$       14,000
                                              ============         ===============

NET INCOME (LOSS) PER COMMON SHARE            R$      (.21)        R$        -
                                              ============         ===============


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING       9,170,817               2,965,000
                                              ============         ===============





                  See Selected Notes to Financial Statements.

                             BRAZIL FAST FOOD CORP.

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
================================================================================





                                                    For The Nine Months Ended
                                              ------------------------------------
                                              September 30, 1996   August 31, 1995
                                              -------------------  ---------------

NET OPERATING REVENUES:
  Restaurant sales                            R$31,937,000         R$        -
  Franchise income                                 340,000                   -
  Other income                                     622,000                   -
                                              ------------          --------------



 TOTAL NET OPERATING REVENUES                   32,899,000                   -
                                              ------------          --------------

COSTS AND EXPENSES:
  Cost of restaurant sales                      11,885,000                   -
  Restaurant payroll and other employee
    benefits                                     7,320,000                   -
  Restaurant occupancy and other expenses        2,643,000                   -
  Depreciation and amortization                  2,159,000                   -
  Other operating expenses                       5,302,000                   -
  Selling expenses                               1,793,000                   -
  General and administrative expenses            5,990,000                242,000
                                              ------------          --------------

  TOTAL COSTS AND EXPENSES                      37,092,000                242,000
                                              ------------          --------------

LOSS FROM OPERATIONS                            (4,193,000)              (242,000)
                                              ------------          --------------

INTEREST INCOME                                    390,000                398,000

INTEREST EXPENSE                                  (396,000)                  -

FOREIGN EXCHANGE GAIN (LOSS)                       (31,000)                  -
                                               ------------        ---------------

INCOME (LOSS) BEFORE PROVISION FOR
  (BENEFIT FROM) INCOME TAXES                   (4,230,000)               156,000

PROVISION FOR (BENEFIT FROM) INCOME TAXES          (51,000)                46,000
                                              ------------         ---------------

NET INCOME (LOSS)                             R$(4,179,000)        R      110,000
                                              ============         ===============

NET INCOME (LOSS) PER COMMON SHARE            R$      (.62)        R$          .04
                                              ============         ===============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING       6,793,312              2,965,000
                                              ============         ===============



                  See Selected Notes to Financial Statements.

                             BRAZIL FAST FOOD CORP.

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
================================================================================



                                                  For The Nine Months Ended
                                            -------------------------------------
                                            September 30, 1996   August 31, 1995
                                            -------------------  ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                         R$ (4,179,000)       R$ 110,000
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
      Depreciation and amortization             2,159,000             -

  Changes in operating assets and
    liabilities, net of effects from
    acquisition of businesses:
 (Increase) Decrease in:
       Accounts receivable                       303,000              -
       Inventories                                35,000              -
       Other current assets                     (596,000)             -
       Deferred charges                         (295,000)             -
  Increase (Decrease) in:
       Accounts payable and accrued
         liabilities                             171,000              -
       Payroll and related accruals              621,000           (23,000)
       Taxes, other than income taxes           (124,000)             -
       Deferred income                         3,633,000              -
       Other current liabilities                (324,000)           57,000
                                            ------------         ---------
      NET CASH PROVIDED BY OPERATING
        ACTIVITIES                             1,404,000           144,000
                                            ------------         ---------
CASH FLOWS INVESTING ACTIVITIES:
  Capital expenditures                        (3,767,000)             -
  Increase in restricted cash and
    investments                                 (102,000)         (360,000)
  Release of restricted cash and
    investments                                9,573,000              -
  Acquisitions of businesses                 (22,634,000)             -
                                            ------------         ---------

      NET CASH (USED IN) INVESTING
        ACTIVITIES                           (16,930,000)         (360,000)
                                            ------------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from private placement             15,107,000              -
  Net increase in notes payable                3,205,000              -
                                            ------------         ---------

      NET CASH PROVIDED BY FINANCING
        ACTIVITIES                            18,312,000              -
                                            ------------         ---------

EFFECT OF FOREIGN EXCHANGE RATES                (411,000)          (13,000)
                                            ------------         ---------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                             2,375,000          (229,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD                                          26,000           457,000
                                            ------------         ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD    R$ 2,401,000        R$ 228,000
                                            ============         =========

                  See Selected Notes to Financial Statements.

                            BRAZIL FAST FOOD CORP.

                    SELECTED NOTES TO FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1996
                                  (UNAUDITED)

===============================================================================

NOTE 1 - FINANCIAL STATEMENT PRESENTATION
-----------------------------------------

The accompanying financial statements have been prepared by Brazil Fast Food Corp. (previously known as Trinity Americas Inc.) (the "Company"), without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1996 and for all periods presented have been made. The results of operations for the period ended September 30, 1996 are not necessarily indicative of the operating results for a full year.

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

The accompanying financial statements have been presented in Brazilian reais, in accordance with generally accepted accounting principles used in the United States. In the accompanying financial statements, U.S. dollar amounts have been translated into reais using the conversion rates as of September 30, 1996 and August 31, 1995 for the respective balance sheets. For the statements of operations presented, the U.S. dollar activities of the Company (primarily the interest income and general and administrative expenses of Trinity Americas Inc. prior to the Venbo acquisition) were converted into reais on a monthly basis, based on the average conversion rate for each month, and then adjusted to consider the effect of inflation experienced in Brazil for the period presented. This methodology has been employed to reflect the fact that Venbo will be operating exclusively in Brazil for the near term. Management believes that this presentation will provide readers a better understanding of performance.
In addition, all future reporting will continue to be in reais if and until such time as another currency is deemed more appropriate.

Prior to the acquisition of Venbo discussed in Note 2, the Company reported on an August 31, fiscal year. Subsequent to the acquisition of Venbo, the Company changed its fiscal year to December 31, and filed a transition report on Form 10-Q for the period from September 1, 1995 through December 31, 1995. The Company's 1996 Form 10-Q filings will be made in comparison to the nearest comparable quarter for the prior period. Management believes this presentation to be adequate due to the inherent lack of comparability of quarterly information due to the Company's acquisition of an operating entity in 1996, while the Company existed as a "blind pool" for all prior periods. Accordingly, the accompanying balance sheet as of September 30, 1996 is compared to the latest audited balance sheet of August 31, 1995 and the statements of operations for the three and nine month periods ended September 30, 1996 are compared to the previously filed three and nine month periods ended August 31, 1995 and the statements of cash flows are for the nine month periods ended September 30, 1996 and August 31, 1995.

                            BRAZIL FAST FOOD CORP.

                    SELECTED NOTES TO FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1996
                                  (UNAUDITED)

===============================================================================

NOTE 2 -  ORGANIZATION AND OPERATIONS
-------------------------------------

The Company was incorporated in the State of Delaware on September 16, 1992 to serve as a vehicle to effect a merger, exchange of capital stock, assets acquisition or other similar business combination (a "Business Combination"). All activity of the Company through March 19, 1996 related to its formation, fund-raising and search to effect a Business Combination.

On March 19, 1996 (the "Closing"), the Company acquired all of the outstanding quotas (shares of capital stock) of Venbo from Bob's Industria e Comercio Ltda. ("BIEC") and Arnaldo Bisoni ("Bisoni" and with BIEC, collectively, the "Sellers") for $19,200,000 (the "Purchase Price"), of which $16,700,000 was paid in cash at the Closing (inclusive of $100,000 which had been previously paid in October 1995 upon the parties' execution of the Heads of Agreement), with the balance of $2,500,000 payable with interest at the rate of 1- 1/2% per annum over LIBOR due 720 days from the Closing. In addition, the Company acquired all of the trademarks relating to Venbo's business from Vendex International N.V., an affiliate of the Sellers, for $1,800,000, payable to BIEC with interest at the rate of 6-7/8% per annum in monthly installments equal to 4% of Venbo's net sales for each immediately preceding month. The Company's acquisition of the quotes and trademarks is hereinafter referred to as the "Acquisition".

At the date of Acquisition, Venbo, a Brazilian limited liability company which conducts business under the trademark "Bob's", owned and, directly and through franchisees, operated the second largest chain of hamburger fast food restaurants in Brazil, including 46 units in the State of Rio de Janeiro, 22 units in the State of Sao Paulo and 10 units in the capital cities of the States of Brazil.

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

At the Closing, the Company issued 1,046,422 shares of its commons stock to Shampi Investments A.E.C. ("Shampi") in exchange for the assignment by Shampi to the Company of Shampi's right to acquire the outstanding quotas of Venbo.

                            BRAZIL FAST FOOD CORP.

                    SELECTED NOTES TO FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1996
                                  (UNAUDITED)

===============================================================================

NOTE 2 -  ORGANIZATION AND OPERATIONS (CONT'D)
----------------------------------------------

As a result of the Acquisition and the Private Placement: (i) Venbo became a wholly-owned subsidiary of the Company, (ii) Shampi and the investors in the Private Placement, collectively, acquired approximately 58.4% of the outstanding common stock of the Company, (iii) designees of Shampi, being respectively, Peter VanVoorst Vader, Omar Carneiro da Cunha and Arnaldo Bisoni, became three of the five members of the Company's Board of Directors, and (iv) the Company's name was changed to "Brazil Fast Food Corp.". Reference is made to the Company's proxy statement dated February 12, 1996, for a discussion of Venbo's business and the background of the Acquisition.

NOTE 3 -  RESTRICTED CASH AND INVESTMENTS
-----------------------------------------

The Company, pursuant to the terms of its initial public offering ("the Offering"), held approximately $9.6 million as of March 19, 1996, which included interest income, in a trust account which was primarily invested in a short term U.S. Government Security. These funds were released, in connection with the terms of the Offering, upon the consummation of the Acquisition described above.

NOTE 4 -  ACCOUNTING FOR ACQUISITION OF VENBO
---------------------------------------------

On March 19, 1996, the Company acquired all of the outstanding quotas (shares of capital stock) of Venbo, as described in Note 2. The Acquisition has been accounted for as a purchase by the Company. The results of operations of Venbo are included in the accompanying financial statements for the period from the acquisition date, March 19, 1996, through September 30, 1996. In connection with the Acquisition the Company has recorded approximately R$20.4 million of excess purchase price over net assets acquired. This reflects a preliminary allocation of purchase price and is subject to final determination. Goodwill resulting from the Acquisition will be amortized over a 20 year period.

The following represents selected pro forma results of operations for the Venbo acquisition as though the companies had been combined at the beginning of the nine month periods ended September 30, 1996 and 1995. The pro-forma results include an adjustment for the amortization of goodwill. These pro-forma results are not indicative of either future financial performance or actual results which would have occurred had the Acquisition taken place at the beginning of the period.


                                                           September 30,
                                                   ----------------------------
                                                        1996            1995
                                                   ------------    ------------

     Revenues                                      R$45,444,000    R$45,773,000
                                                     ==========      ==========
     Net loss                                      R$(6,921,000)   R$(7,582,000)
                                                     ==========      ==========
     Net loss per share                            R$     (1.02)      R$  (1.12)
                                                     ==========      ==========

                            BRAZIL FAST FOOD CORP.

                    SELECTED NOTES TO FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1996
                                  (UNAUDITED)

===============================================================================

NOTE 5 -  OTHER ACQUISITIONS
----------------------------

a) On June 10, 1996, the Company acquired all of the outstanding quotas (capital shares) of, respectively, BigBurger Sao Paulo Lanchonetes Ltda. and BigBurger Goiania Lanchonetes Ltda., each a Brazilian corporation (collectively, the "Acquired Companies"), from Rucker Holding Corporation, a non-affiliated British Virgin Islands corporation ("Rucker"), for (i) $250,000 (paid in Brazilian reais) and (ii) 510,000 shares of the Company's common stock. The Acquired Companies owned and operated 7 "Mr. Theo" hamburger fast food restaurants in Sao Paulo and Goiania, Brazil. All of these restaurants have been rebranded and are now operating under the Company's "Bob's" tradename. In connection with this acquisition, the Company has recorded approximately R$2.1 million of excess purchase price over net assets acquired. This reflects a preliminary allocation of purchase price and is subject to final determination. Goodwill resulting from this acquisition will be amortized over a 20 year period.

b) On July 24, 1996, the Company acquired all of the operating assets of each of BigBurger Ltda. ("BigBurger") and five of its affiliates, all Brazilian corporations (collectively, the "BigBurger Companies"), for 1,520,000 shares of the Company's common stock (the "Shares") pursuant to the terms and conditions of an Exchange Agreement dated July 24, 1996. The BigBurger Companies own and operate 27 hamburger fast food restaurants, inclusive of outlets operated by franchisees (collectively, the "BigBurger Stores"), in 9 Brazilian states. In connection with this acquisition, the Company has recorded approximately R$4.8 million of excess purchase price over net assets acquired. This reflects a preliminary allocation of purchase price and is subject to final determination. Goodwill resulting from this acquisition will be amortized over a 20 year period.

Note 6 - Private Placement
--------------------------

In September 1996, the Company closed a private placement of 621,250 units
(the "Units"). Each Unit consists of two shares of the Company's common stock and one warrant to purchase one share of common stock at an exercise price of $5.50 through September 30, 2001. The Compnay received net proceeds, exclusive of related expenses, of approximately $4,854,000.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
          --------------------------------------------------------------------

Brazil Fast Food Corp. (previously know as Trinity Americas Inc.) (the "Company") was incorporated in September 1992 to serve as a vehicle to effect a Business Combination with an operating business. On February 9, 1994, the Company's Registration Statement covering 1,700,000 Units was declared effective by the Securities and Exchange Commission, generating net proceeds of approximately U.S. $9.6 million.

On March 19, 1996 (the "Closing"), the Company acquired all of the outstanding quotas (shares of capital stock) of Venbo from Bob's Industria a Comercio Ltda. ("BIEC") and Arnaldo Bisoni ("Bisoni" and with BIEC, collectively, the "Sellers") for $19,200,000 (the "Purchase Price"), of which $16,700,000 was paid in cash at the closing (inclusive of $100,000 which had been previously paid in October 1995 upon the parties' execution of the Heads of Agreement), with the balance of $2,500,000 payable with interest at the rate of 1 1/2% per annum over LIBOR due 720 days from the Closing. In addition, the Company acquired all of the trademarks relating to Venbo's business from Vendex International N.V., an affiliate of the Sellers, for $1,800,000, payable to BIEC with interest at the rate of 6-7/8% per annum in monthly installments equal to 4% of Venbo's net sales for each immediately preceding month. The Company's acquisition of the quotas and trademarks in hereinafter referred to as the "Acquisition".

At the date of Acquisition, Venbo, a Brazilian limited liability company which conducts business under the trademark "Bob's", owned and, directly and through franchisees, operated the second largest chain of hamburger fast food restaurants in Brazil, including 46 units in the State of Rio de Janeiro, 22 units in the State of Sao Paulo and 10 units in the capital cities of other States of Brazil.

In order to raise sufficient cash to complete the Acquisition and to fund the Company's subsequent expansion strategy, the Company sold 3,115,701 shares of its common stock to new investors in a private transaction (the "Private Placement") at $3.20 per share, resulting in net proceeds to the Company approximately $10,000,000.

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

Results of Operations
---------------------

At September 30, 1996, there were 103 Bob's outlets in operation in Brazil.
Of these stores 23 were operated by franchisees, 5 were permanent kiosks and 4 were Company trailers, as well as 1 franchisee trailer, which are used at different locations for special events.

For the three and nine months ended September 30, 1996 the Company had net losses of (R$1,924,000) and (R$4,179,000), respectively, as compared to net income of R$14,000 and R$110,000 for the three and nine months ended August 31, 1995, respectively. Prior to the acquisitions, the Company operated as a "blind pool" and, accordingly, results of operations for periods prior to the acquisition relate to interest and dividend income, offset by general and administrative expenses and income taxes.

Same store sales in existence for one year or more were approximately even for the quarter ended September 30, 1996 as contrasted with the comparable period of the 1995 fiscal year. The increase in same store sales compares favorably to the quarter ended June 30, 1996 when same store sale were down 6.8% as contrasted with the comparable period of the 1995 fiscal year. This increase in same store sales result from new marketing campaigns, improvement in the Brazilian economy, and seasonal fluctuations.

Cost of restaurant sales as a percentage of sales has decreased by 3% in the quarter ended September 30, 1996 as compared with the quarter ended June 30, 1996. This improvement in operations is attributable to new managements' efforts to improve procurement of supplies, and other programs.

Depreciation and amortization expense of R$ 1,097,000 and R$ 2,159,000 for the three months and nine months ended September 30, 1996, respectively is primarily a result of the excess of cost over net assets acquired recognized on the acquisitions.

General and administrative expenses includes R$542,000 relating to pre-operating costs incurred in the period ended September 30, 1996 (R$ 504,000 in the quarter ended September 30, 1996 and R$ 38,000 in the quarter ended June 30, 1996). Pre-operating costs consists of costs of hiring and training new personnel, rent and occupancy during the pre-opening period, and other identifiable costs associated with the opening of new restaurants. The Company expenses pre-opening costs as incurred.

Liquidity and Capital Resources
-------------------------------

At September 30, 1996, the Company had cash and cash equivalents of R$2,401,000 and a working capital deficit of R$3,515,000. The cash available at September 30, 1996 was the result of the Acquisition described above, along with cash generated from operations, the private placements and the agreement with Coca-Cola described above. The Company, consistent with its growth plan, expended a substantial portion of its cash reserves primarily for the refurbishment and rebranding of units acquired in the Mr. Theo and BigBurger acquisitions (discussed in Note 5 to the unaudited condensed financial statements). The Company believes that its available liquid assets on hand, existing borrowing facilities, and future cash flows from operations should be sufficient for its presently contemplated operations and growth.

                          Part II - Other Information

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibit 27 - Financial Data Schedule

          (b)  Items 2 and 7; August 7, 1996

                                   Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Brazil Fast Food Corp.
                                     (registrant)

Dated:  November 19, 1996

                                    By:/s/Peter van Voorst Vader
                                       Peter van Voorst Vader
                                       Chief Executive Officer


                                    By:/s/Marcos Bastos Rocha
                                       Marcos Bastos Rocha
                                       Chief Financial Officer