Form 10-K
period 1996-12-31
BRAZIL FAST FOOD CORP
filed 1997-04-15
CIK 914537

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-K
(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the fiscal year ended December 31, 1996
OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from            to

Commission file number:   0-23278

                                BRAZIL FAST FOOD CORP.
                (Exact name of registrant as specified in its charter)

    Delaware                                     13-3688737
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)               Identification No.)

Praia do Flamengo
200-22o. Andar
CEP 22210-030
Rio de Janeiro, Brazil                                    N/A
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code: 55-21-556-0424


Securities registered pursuant to Section 12(b) of the Act:

                                       Name of each exchange
         Title of each class           on which registered
         -------------------           ---------------------

                  -                              -

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Class A Redeemable Common Stock Purchase Warrants,
      Class B Redeemable Common Stock Purchase Warrants
                     (Title of Class)

                  ----------------------


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes..X.....    No........

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

                APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                     PROCEEDING DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes........   No.........

     The number of shares outstanding of the Registrant's common stock is 10,784,525 (as of April 10, 1997).

     The aggregate market value of the voting stock held by non-affiliates of the Registrant is $16,448,546 (as of April 10, 1997).


                         DOCUMENTS INCORPORATED BY REFERENCE

                                         None

    Unless otherwise specified, all references in this Report to (i) "REAIS," the "REAL" or "R$" are to the Brazilian REAL (singular), or to the Brazilian REAIS (plural), the legal currency of Brazil, and (ii) "U.S. dollars" or "$" are to United States dollars. All amounts in Brazilian currencies which existed prior to the adoption of the REAL as the Brazilian national currency on July 1, 1994 have been restated in REAIS in this Report. Unless otherwise specified, all financial statements and other financial information presented herein are in accordance with generally accepted accounting principles in the United States ("U.S. GAAP").


                                ---------------------


                                        PART I

ITEM 1.  BUSINESS

    (a)  General Development of Business

    Brazil Fast Food Corp. (the "Company"), through its wholly-owned subsidiary, Venbo Comercio de Alimentos Ltda. ("Venbo"), a Brazilian limited liability company which conducts business under the tradename "Bob's", owns and, directly and through franchisees, operates the second largest chain of hamburger fast food restaurants in Brazil.


BUSINESS COMBINATION WITH "BLANK CHECK" COMPANY

    The Company, formerly known as Trinity Americas Inc. ("Trinity"), was formed in September 1992 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other similar business combination (a "Business Combination") with an operating business (an "Acquired Business") located in Latin America, primarily in Argentina, Brazil, Chile or Mexico (the "Target Countries").

    In February 1994, Trinity successfully consummated an initial public offering of its equity securities (the "IPO") from which it derived net proceeds of approximately $9,600,000. Of such proceeds, approximately $8,800,000 was deposited in a trust account (the "Trust Account") pending the consummation of a Business Combination, which occurred on March 19, 1996 as described below, at which time such proceeds, including interest earned thereon (approximately $9,900,000), were released to Trinity. The balance of such net proceeds, which were not required to be deposited in the Trust Account, were used to pay Trinity's IPO offering expenses, to pay Trinity's operating expenses subsequent to the IPO, including expenses attendant to the evaluation of prospective Acquired Businesses, and to partially defray professional fees and other expenses incurred by Trinity in connection with the Acquisition (as hereinafter defined).

ACQUISITION OF "BOB'S"

    On March 19, 1996 (the "Closing"), Trinity acquired all the outstanding quotas (shares of capital stock) of Venbo from Bob's Industria e Comercio Ltda. ("BIEC") and Arnaldo Bisoni ("Bisoni") for $19,200,000 (the "Purchase Price"), of which $16,700,000 was paid in cash at the Closing (inclusive of a $100,000 prepayment in October 1995), with the balance of $2,500,000 payable with interest at the rate of 1-1/8% per annum over LIBOR and due 720 days from the Closing, with payment to be assured by a guarantee of Banco Bradesco S.A. In addition, Trinity acquired all of the trademarks relating to Venbo's business from Vendex International N.V., an affiliate of both BIEC and Bisoni, for $1,800,000 (the "Trademarks Purchase Price"), payable to BIEC with interest at the rate of 6-7/8% per annum in monthly installments equal to 4% of Venbo's net sales for each immediately preceding month. Trinity's acquisition of the quotas and trademarks is hereinafter referred to, collectively, as the "Acquisition."

    At the Closing, Trinity issued 1,046,422 shares of its Common Stock to Shampi Investments A.E.C. ("Shampi) in exchange for the assignment by Shampi to Trinity of Shampi's right to acquire the outstanding quotas of Venbo. These shares have been pledged as collateral security for Trinity's payment of the Trademarks Purchase Price.

    In order to raise sufficient cash to complete the Acquisition and to fund Trinity's subsequent expansion strategy, Trinity sold 3,115,701 shares of its Common Stock to new investors in a private transaction (the "Initial Private Placement") at $3.20 per share, resulting in net proceeds to Trinity of approximately $10,000,000. The participants in the Initial Private Placement were domestic, European and Latin American financial institutions and private investors, all of whom were "accredited" (as such term is defined in the Securities Act of 1933, as amended (the "Securities Act"), and in the rules promulgated thereunder).

    Funding of the cash portion of the Purchase Price was derived from the following sources: (i) approximately $9,900,000 from the funds held in the Trust Account; (ii) $4,000,000 from a Brazilian subsidiary of Coca-Cola, which was paid to the Company concurrently with the consummation of the Acquisition, in consideration for Coca-Cola products being designated the exclusive soft drink products for all of the Company's restaurants for a ten-year term and for the Company's agreement to participate at its own expense in joint promotions and marketing programs with Coca-Cola during such term; and (iii) $2,800,000 from the net proceeds of the Initial Private Placement.

    As a result of the Acquisition and the Initial Private Placement: (i) Venbo became a wholly-owned subsidiary of the Company, (ii) Shampi and the investors in the Initial Private

Placement, collectively, acquired an approximately 58.4% equity interest in the Company, (iii) designees of Shampi constituted three of the five members of the Company's Board of Directors, and (iv) the Company's name was changed to "Brazil Fast Food Corp."

    The Company was incorporated in the State of Delaware in September 1992. The executive offices of the Company are located at Praia do Flamengo, 200-22 . Andar, CEP 22210-030, Rio de Janeiro, Brazil; its telephone number is 55 21 556-0424.


RECENT DEVELOPMENTS

    MR. THEO ACQUISITION

    On June 10, 1996, the Company acquired all of the outstanding capital shares (quotas) of, respectively, Bigburger Sao Paulo Lanchonetes Ltda. and Bigburger Goiania Lanchonetes Ltda., each a Brazilian limited liability company (collectively, the "Mr. Theo Companies"), from a non-affiliated person, for (i) $250,000 (paid in Brazilian REAIS) and (ii) 510,000 shares of the Company's Common Stock.

    The Mr. Theo Companies owned and operated 8 "Mr. Theo" hamburger fast food restaurants in Sao Paulo and Goiania, Brazil. All of these, including one outlet purchased by a Company francisee, have been rebranded and are now operating under the Company's "Bob's" tradename.

    BIGBURGER ACQUISITION

    On July 24, 1996, the Company acquired the hamburger fast food restaurant assets of each of BigBurger Ltda. and five of its affiliated Brazilian companies (collectively, "BigBurger") from a non-affiliated person for 1,520,000 shares of the Company's Common Stock. Of the shares issued to BigBurger Ltda., 228,000 shares have been pledged in favor of the Company as collateral security for the transfer of operating leases and an additional 228,000 shares have been pledged in favor of the Company as collateral security for the truth and accuracy of the several representations and warrants made by the Company.

    BigBurger owned and operated 27 "BigBurger" hamburger fast food restaurant outlets (inclusive of outlets operated by franchisees) in nine Brazilian States. All of these outlets have been rebranded and all but one are currently operating under the Company's "Bob's" tradename. This remaining former "BigBurger" outlet is temporarily closed pending a site relocation.

    The Mr. Theo and BigBurger acquisitions, together with the Company's direct expansion efforts and franchising activities, have increased the number of "Bob's" hamburger fast food retail outlets (including kiosks and moveable trailers) to 126 as of March 31, 1997. Of these 126 outlets, 89 were owned by the Company and the balance by franchisees. All Company outlets, inclusive of those operated by franchisees, aggregated 79 as of March 31, 1996.

    PRIVATE PLACEMENTS

    In order to fund the cost of an accelerated program for modernizing and upgrading the appearance of its newly acquired and existing hamburger fast food retail outlets, the Company in August 1996 raised approximately $4,850,000 in net proceeds from the sale to new investors in a private transaction of 621,250 units at a price of $8.00 per unit, each unit consisting of two shares of common stock and one common stock purchase warrant (the "Second Private Placement"). The participants in the Second Private Placement were domestic, European and Latin American financial institutions and private investors, all of whom were"accredited" (as such term is defined in the Securities Act and in the rules promulgated thereunder).

    During the first quarter of 1997, the Company sold an aggregate of 400,000 shares of its Common Stock in unrelated transactions to two Brazilian banks and one European institutional investor, respectively, from which the Company derived net proceeds of $1,210,000.

    (b)  Financial Information About Industry Segments

         Not applicable.


    (c)  Narrative Description of Business


HISTORY OF "BOB'S"

    The first Bob's was established in 1952 by Bob Falkenburg, an American Wimbledon tennis champion. Mr. Falkenburg opened his first restaurant on Copacabana Beach, selling hamburgers, hot-dogs, french fries and milk shakes. Following upon the success of the first Bob's, Mr. Falkenburg opened another six in the metropolitan Rio area. He ran the business for 22 years and sold it to Libby McNeil E. Libby USA ("Libby") in 1974. After acquiring such business, Libby opened additional outlets and broadened the menu. In 1982 Nestle Ind'l Com'l Ltd. ("Nestle") purchased the worldwide businesses of Libby, including Bob's. Nestle ran the business until 1987, when it was sold to BIEC (or an affiliate of BIEC). On March 19, 1996 BIEC sold Venbo to the Company.


RESTAURANT OPERATIONS

    Bob's, whose slogan is "Tasty is in Bob's," is particularly known for its milkshakes (which were selected almost unanimously as the milkshake preferred by leading young artists in a survey conducted for the Sunday magazine of the JORNAL DO BRASIL, a national newspaper) and the special spicing of its hamburgers.

Each Bob's restaurant serves a generally uniform menu featuring hamburgers, french fries, soft drinks and juices, cold sandwiches, desserts and milkshakes. Selected Bob's restaurants also serve coffee and/or beer. The food is prepared to order with the customer's choice of selected condiments.

    The made to order feature of Bob's restaurants distinguishes it from other "fast food" operations. Although Bob's system is somewhat slower than the single-line system used by its competitors, the quality and flavor of its food is enhanced. Most Bob's restaurants are designed with two service lines, one to place the order and pay for the food and another to pick up the food. The customer's guest check is read by a service representative, who after instructing the grill team to prepare the order, delivers the order to the customer. A factor which helps ensure the quality of the products delivered to customers is the bin holding time which is limited to five minutes during peak operating hours. During non-peak hours, all products are cooked to order.

    Bob's restaurants generally open at 10:00 A.M. for lunch and remain open for dinner. Closing hours vary according to location. In some locations with proximity to late night entertainment, the outlets remain open for the "after hours" crowd. Although Bob's restaurants are not generally open for breakfast, the Company intends to test market a limited breakfast menu at selected restaurants within the next several months.*

    Bob's prices are consistently positioned at the same level as those for comparable products offered by its major competitors. Management attempts to maintain the overall cost of a Bob's meal competitive with lunch prices covered at the popular street snack bars ("lanchonetes").

    Originally, Bob's restaurants were built as counter service facilities to accommodate its initial primary clientele of teenagers. In keeping with its current efforts to attract family oriented customers, all of the Bob's restaurants built since 1980 have included seating facilities. In addition, approximately one-half of the 26 pre-1980 restaurants have been renovated to update the decor, expand the seating facilities and provide air conditioning. Bob's restaurants have an identifiable style highlighted by their distinctive red and white color theme, which is used on all Bob's signage as well as paper goods. The Bob's style is carried through in the uniforms worn by Bob's personnel, which are occasionally modified to feature hats and T-shirts used in Bob's promotions.


____________________
*  Denotes a statement that may be considered forward-looking.
See "--Forward-Looking Statements."

    For the past several years, Bob's has been the exclusive provider of hamburgers and related items at three of Brazil's largest special events - Carnivale, the two week festive period which precedes the advent of Lent, the Formula One Automobile Racing Championships and the Motorcycle Grand Prix. In addition, Bob's products are sold at other special events throughout Brazil, including boat fairs, automobile fairs and state rodeos. Using custom constructed trailers and moveable kiosks, Bob's is able to offer most of its products at temporary locations for the duration of the special event. In addition to providing an additional source of revenues, Bob's visibility is enhanced by signage that can be picked up via television coverage of the special event and by reaching a consumer market where the Company may not have a permanent outlet.

    The Company's revenues are subject to seasonal fluctuations. Customer traffic is highest in the summer months and is lowest during the winter months.*

    The following table presents information concerning openings and closings of Company-owned and franchised restaurants for the years ended December 31, 1996, 1995 and 1994:

                             YEAR ENDED DECEMBER 31,
                             -----------------------
                             1996     1995      1994
                             ----     ----      ----
COMPANY-OWNED RESTAURANTS:
   Opened during period       30        3         1
   Closed during period        0        0         2
   Open at end of period      80       50        47

FRANCHISED RESTAURANTS:
   Opened during period       17        1         2
   Closed during period        3        0         3
   Open at end of period      34       20        19


    The Company has the opportunity from time to time to acquire the interests of and to sell restaurants to franchisees, and it is anticipated by management that the Company may engage in such transactions in the future.* The Company generally retains a right of first refusal in connection with any proposed sale of a franchisee's interest.


____________________
*  Denotes a statement that may be considered forward-looking.
See "--Forward-Looking Statements."

    The following table presents information concerning the average guest check per customer and the sales distribution by meal period for Company-owned restaurants for the years ended December 31, 1996 and 1995:

                                   PERCENT OF         AVERAGE GUEST
                                   TOTAL DAILY SALES  CHECK PER PERSON
                                   -----------------  ----------------
                                   1996      1995     1996      1995
                                   ----      ----     ----      ----

Lunch (10:00 a.m. - 5:00 p.m. )    70.0%     70.0%    R$4.79    R$4.29
Dinner (5:00 p.m. - 10:00 p.m.)    30.0%     30.0%    R$5.11    R$4.58
                                  ------    ------
      Total                       100.0%    100.0%
                                  ======    ======

    The Company strives to maintain quality and uniformity throughout all Company-owned restaurants by publishing detailed specifications for food products, food preparation and service, by continuous in-service training of employees, and by field visits from Company supervisors. Quality control at each restaurant is undertaken by the store manager, who visually inspects the products as they are being prepared for cooking. The manager also keeps a record of the expiration date of the products in inventory. In the case of franchisees, field visits are made by Company personnel who review operations and make recommendations to assist in compliance with Company specifications. Company quality control inspectors are also sent to each restaurant periodically to conduct a review of the food stock. These inspectors also take samples of the water used at each restaurant in the preparation of food and drinks as well as random samples of one food item which are taken to a contract laboratory for a microbiological analysis.

GROWTH STRATEGY*

    Brazil's population of 160 million is the sixth largest in the world and is expected to increase to 180 million by the year 2000. Brazil's largest city, Sao Paulo has 10 million residents and a metropolitan area population of 17 million persons. Rio de Janeiro, the second largest city, has 5.5 million residents and a metropolitan area population of 11 million persons. Eight other metropolitan areas have populations in excess of one million. According to Media Data '95, a non-affiliated consulting concern, the average income for the population of nine main markets in Brazil including Sao Paulo and Rio de Janeiro, was as follows: $3,900 for 20% of such population, $7,500 for 31% of such population, $13,000 for 29% of such population, $39,000 for 18% of



__________________
*  Denotes a statement that may be considered forward-looking.
See "--Forward-Looking Statements."

such population and $78,000 for 2% of such population. The study, which took into account income and spending habits of the targeted population, concluded that the fast food market is one of Brazil's fastest growing business segments and that the potential Brazilian fast food market could exceed 60,000,000 persons. Based upon the foregoing, management believes there is significant room for expansion in the fast food market.

    Management expects to focus its growth in the more densely populated regions of the country, particularly the developing population corridor from Rio de Janeiro to Sao Paulo. Management plans to continue to open Company-owned stores in the Rio de Janeiro/Sao Paulo corridor and to facilitate its expansion in other areas by focusing more significantly on franchising its operations, particularly through agreements pursuant to which a franchisee will be obligated to develop several Bob's restaurants in a particular region ("Territory Agreements"). Management also anticipates taking advantage of the continuing construction and development of shopping malls in Brazil, where food courts can be a significant profit center.

    In addition, management expects to capitalize on Venbo's 45 year history in Brazil. As a locally based company, it believes it has the capacity to understand and respond to consumer taste preferences in developing additional local markets and test marketing new products and concepts. Management will also take advantage of its customized trailers and moveable kiosks, unique to the Company when compared to its competitors, to continue to maximize its ability to cater to special events and temporary markets, and also to test certain markets on a temporary basis.

    In conjunction with its growth plans for the Company, management is evaluating methods of maximizing the efficiency of the Company's operations. Management plans to install computer systems and cash register systems to provide for the automatic transmission from each outlet to its headquarters of sales and inventory information. The Company has also been test marketing the use of credit card payment at selected locations.

    Management is exploring alternate distribution channels for the Company to maximize consumer exposure in an economically efficient manner. Management expects to utilize the "store-within-a-store" concept where the Company will either rent space from a larger non-competitive retail consumer operation or will rent space in its own outlet to other non-competitive fast food providers, to maximize consumer traffic while minimizing costs of operation. The Company currently rents space in two of its Sao Paulo stores to Dunkin' Donuts, which does not compete directly with Bob's, but offers complementary products. Management expects to achieve economies of scale by reason of an agreement with Hardee's Food Systems, Inc. ("Hardee's") pursuant to which the Company has been afforded the right to purchase restaurant equipment and food from

Hardee's on the same terms and conditions as Hardee's licensees. Management expects that the Company will secure significant volume purchasing discounts pursuant to this agreement. Management also expects to explore opportunistic acquisitions in the fast food industry in Brazil.


FRANCHISE PROGRAM

    Each Company franchise agreement provides for a franchisee of a traditional Bob's outlet to make an initial payment of $30,000 (or $20,000 for a compact store) and to pay additional fees equal to 4% of the franchisee's gross sales in its first two years of operation and 5% of monthly gross sales thereafter. In addition, franchisees pay 4% of monthly gross sales for cooperative advertising. The franchise agreement also provides that the franchisee must use Company approved supplies and suppliers and must build each franchised outlet in accordance with Company specifications at Company approved locations. The term of a majority of the franchise agreements is 10 years, with a few agreements having 5 year terms.

    Prior to the Acquisition, approximately 12 months elapsed from the Company's initial contact with a prospective franchisee to the opening of a franchised outlet. Since the Acquisition, this time frame has been reduced to approximately nine months. After the initial meeting, and if the potential franchisee meets certain basic conditions, such as significant business experience, financial resources and knowledge of the market in the area where the franchise will be located, a preliminary agreement is signed. Prospective franchisees are required to pay the Company a non-refundable fee equal to 50% of the initial franchising fee to partially compensate the Company for the cost of a three-month training program to familiarize the prospective franchisee with the operation. After approximately three months, a final franchising contract is signed outlining the obligations and responsibilities of each party, including the franchising fees and promotion commissions to be paid to the Company. Construction of the restaurant typically begins at this point and, generally, is completed within three to six months. The franchising fee is sufficient to cover all training expenses incurred by the Company.

    In some cases, the contracts negotiated with existing franchisees have differed from the standard described above to accommodate specific requirements and characteristics of the franchisee. Territory Agreements have been used with franchisees located in areas where the Company has determined that it is in its best interest to establish two or more stores within the geographic region. Territory Agreements incorporate the same terms and conditions of the Company's franchise agreements, but also provide for the franchisee to commit to opening an agreed upon number and type of stores within a specified time-frame.

    By law, the Company cannot dictate the price at which franchisees sell their products, although in general, franchisee prices mirror the prices at Company-owned stores.

    The Company receives 80 to 100 inquiries monthly from potential franchisees. Up to 300 such inquiries are made in the weeks immediately following industry trade shows. A steering committee formed by the Company's top management receives formal franchising proposals and reviews them to determine which should be accepted.

    In addition to the 22 franchisees who, collectively, operated 37 outlets at March 31, 1997, the Company has signed final franchising contracts with 6 new franchisees, as well as with 3 existing franchisees, to open and operate 18 additional outlets, to be located in the States of Rio de Janeiro, Sao Paulo, Mato Grosso de Sul, Brasilia, Pernambuco and Maranhao. The majority of these additional outlets are scheduled to be operational prior to the end of 1998.* At March 31, 1996, the Company had 16 franchisees who, collectively, operated 21 outlets.

ADVERTISING AND PROMOTIONS

    The Company utilizes television, radio, and a variety of promotional campaigns to advertise its products. The Company's primary promotional campaign in 1996 was a four-in-one value meal, where customers receive a sandwich, french fries, a drink and dessert for one value price. Large promotional signs for this value meal were displayed at all Company-owned and participating Bob's outlets.

    The Company and its advertising agency annually develop a multi-media marketing program to advertise the restaurant network in its primary markets. The Company periodically develops 15 and 30 second television commercials which, typically, are aired one to six times a day for a 15-day period. Temporary product discounts are offered in Rio de Janeiro and Sao Paulo through radio and television several times a year. Other successful promotional programs have included offering products tied into popular movies with certain value meals, and selling specially produced hats at a discount with certain value meals. Bob's outlets


____________________
*  Denotes a statement that may be considered forward-looking.
See "--Forward-Looking Statements."

also offer a "kids meal" which includes three food items and a small packaged toy. Certain outlets with Playgrounds offer special services for children's birthday parties and also feature appearances by "Bobi", Bob's mascot, whose visage was modernized during 1996. All these programs are reinforced by visual tools, such as banners, posters and place mats.

    The Company keeps franchisees informed of current advertising techniques and effective promotions and makes the Company's advertising materials available to the franchisees. The franchise agreement provides that franchisees will spend 4% of their monthly gross receipts for advertising and promotions. Individual stores also develop promotional programs to attract additional clientele or to assist in the implementation of expanded business hours. These promotions are paid for by each outlet. The Company commits a minimum of approximately 4% of systemwide gross sales to its marketing activities.


SOURCES OF SUPPLY

    The Company and its franchisees have not experienced any material shortages of food, equipment, fixtures, or other products which are necessary to restaurant operations. Management anticipates no such shortages of products and, in any event, alternate suppliers are available.

    Although the Company, prior to the Acquisition, had purchased food products and packaging from a then affiliated entity which was also a wholly owned subsidiary of BIEC, it has increased its sources of supply by now purchasing from numerous independent suppliers. To take advantage of volume discounts, the Company has entered into centralized purchasing agreements with these suppliers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." Food products are ordered by, and delivered directly to, each restaurant. Billing and payment for Company-owned restaurants are handled through the centralized office, while franchisees handle their own invoices directly. Packaging and durable goods are delivered to a centralized warehouse operated by a non-affiliated person, which delivers supplies to each of the Company's restaurants. This centralized purchasing helps assure availability of products and provides quantity discounts, quality control and efficient distribution. In addition, management is exploring the possibility of entering into joint purchasing arrangements with other users of the same products in an effort to achieve increased volume purchasing discounts.


TRADEMARKS

    Management believes that the Company trademarks and servicemarks are important to its business. All of such trademarks and servicemarks, which were owned by Vendex International, were transferred to the Company upon consummation of the Acquisition. These include marks relating to the Bob's name, sign and logo and also include marks relating to specific menu offerings.

    The Company trademarks and servicemarks have been registered in the Brazilian trademark office. These trademarks and servicemarks expire at various times from 1997 to 2002. Renewals of these trademarks and servicemarks generally have been obtained prior to their expiration.


COMPETITION

    In terms of revenues, the Company is the second largest food service organization in Brazil. Each Bob's restaurant is in competition with other food service operations within the same geographical area. The Company competes with other organizations primarily through the quality, variety, and value perception of food products offered. The number and location of units, quality and speed of service, attractiveness of facilities, and effectiveness of marketing are also important factors. The price charged for each menu item may vary from market to market depending on competitive pricing and the local cost structure.

    Based on articles which have appeared in independent Brazilian newspapers and periodicals, the Company believes that it and McDonald's are the market leaders in the hamburger fast food business in Rio de Janeiro and Sao Paulo. Statistical data drawn from these articles indicate that the Company's share of the fast food hamburger chain market approximated 11.5%, 11.7% and 15.0% during the years ended December 31, 1996, 1995 and 1994, respectively. McDonald's accounted for substantially all of the balance of this market, which the Company estimates to have been approximately $780 million in sales during 1996. Such statistical data also indicated that in the overall fast food market, totalling approximately $1.5 billion, the Company and McDonald's accounted for approximately 6.0% and 43.0%, respectively.

    Pizza Hut has approximately 132 fast food pizza restaurants in Brazil pursuant to territorial franchise agreements with several investors in Sao Paulo and nine other States and a company operated chain in the City of Sao Paulo. There are 22 Kentucky Fried Chicken outlets in Brazil, all in Sao Paulo. Domino's Pizza, Subway and Arby's have also entered the Brazilian market. Habbib's, a Middle Eastern food chain, operates 72 outlets, of which 71 are in Sao Paulo and one in Rio de Janeiro, respectively. Arby's currently operates 18 restaurants, of which 17 are in Sao Paulo and one in Brasilia, respectively.

    The Company's competitive position is enhanced by its use of fresh ground beef and special flavorings, its made-to-order operations, its comparatively diverse menu, promotional products, its wide choice of condiments, the atmosphere and decor of its restaurants and its relatively long history in Brazil. Management believes that the use of moveable trailers, which are not utilized by competitors, affords the Company a competitive advantage.* Management also believes that Venbo, as a Brazilian based company, has the advantage over its American competitors of being able to readily understand and respond to local consumer preferences.*

PERSONNEL

    As of December 31, 1996, the Company, including its franchisees, employed approximately 3,300 persons, of whom approximately 2,400 were employed in Company-owned restaurants. The total number of full-time employees at that date was approximately 2,200. The Company's employee relations historically have been satisfactory. The Company is not a party to any collective bargaining agreements. However, it has agreed to be bound by the terms, as they may be applicable to the Company's employees, of agreements negotiated on a city-by-city basis by trade associations of hotel, restaurant and fast food owners and operators, of which the Company is a member.


GOVERNMENT REGULATION

    The Company and its franchisees are subject to regulatory provisions relating to the wholesomeness of food, sanitation, health, safety, fire, land use and environmental standards and, where applicable, liquor licensing as it relates to serving beer in selected restaurants. Suspension of certain licenses or approvals due to failure to comply with applicable regulations or otherwise, could interrupt the operations of the affected restaurant. The Company and its franchisees are also subject to Brazilian federal labor codes establishing minimum wages and regulating overtime and working conditions.

    Franchising regulations at the federal level were enacted at the end of 1994 in Brazil. The Company believes it is in material compliance with such regulations. Should any further laws applicable to franchise relationships and operations be enacted, the Company is unable to predict their effect on its operations. The Company believes it is in material compliance with all other regulatory provisions relating to its operations.


    (d)  Financial Information About Foreign and Domestic
         Operations and Export Sales

         Not applicable.


__________________
*  Denotes a statement that may be considered forward-looking.
See "--Forward-Looking Statements."

FORWARD-LOOKING STATEMENTS

    Forward-looking statements in this Report, including without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed therein. Such risks and uncertainties include, among others, the following:

    RISKS RELATING TO OPERATIONS

    OPERATING LOSSES
    ----------------

    For the year ended December 31, 1996, the Company incurred a net loss of R$4,984,000. There can be no assurance that the Company's future operations will be profitable.

    COMPETITION
    -----------

    The restaurant industry, and particularly the fast food segment, is highly competitive with respect to price, service, food quality (including taste, freshness, healthfulness and nutritional value) and location. The Company and its franchisees face competition from a broad range of other restaurants and food service establishments. These competitors include international, national and local fast food chains. The Company's most significant competitor is McDonald's, whose restaurants offer food products similar to those offered by Bob's restaurants, at comparable prices. Several other international competitors are present in the Brazilian fast food market, including Arby's, Subway, Pizza Hut and Kentucky Fried Chicken. A significant Brazilian fast food competitor is Habbib's, which offers Middle Eastern food at its 72 stores. McDonald's, in particular, has vastly greater over-all financial and other resources than the Company.

    The fast food industry is characterized by the frequent introduction of new products, accompanied by substantial promotional campaigns. In recent years, numerous companies in the fast food industry have introduced products positioned to capitalize on growing consumer preference for food products that are, or are perceived to be, healthful, nutritious, low in calories and low in fat content. It can be expected that the Company will be subject to increasing competition from companies whose products or marketing strategies address these consumer preferences. There can be no assurance that consumers will continue to regard Bob's products as sufficiently distinguishable from competitive products, that substantially equivalent products will not be introduced by the Company's other competitors or that the Company will be able to compete successfully.

    CERTAIN FACTORS AFFECTING THE
    FAST FOOD RESTAURANT INDUSTRY
    -----------------------------

    In order to remain competitive, the Company is required to respond to changing consumer preferences, tastes and eating habits, increases in food and labor costs and national, regional and local economic conditions. Many companies internationally have adopted "value pricing" strategies. Such strategies could have the effect of drawing customers away from companies that do not engage in discount pricing and could also negatively impact the operating margins of competitors that do attempt to match competitors' price reductions. Continuing or sustained price discounting in the fast food industry could have an adverse effect on the Company. In addition, after investing resources in the training of its employees, the Company faces pressure from competitors who may try to hire such employees after they have been trained by the Company.

    RISKS ATTENDANT TO FRANCHISE EXPANSION
    --------------------------------------

    The Company's growth strategy is substantially dependent upon its ability to attract, retain and contract with qualified franchisees and the ability of these franchisees to open and operate their restaurants successfully. In addition, the Company's continued growth will depend in part on the ability of existing and future franchisees to obtain sufficient financing or investment capital to meet their market development obligations. If the Company experiences difficulty in contracting with qualified franchisees, if franchisees are unable to meet their development obligations or if franchisees are unable to operate their restaurants profitably, then the Company's future operating results could be adversely affected.

    GOVERNMENT REGULATION
    ---------------------

    The Company and its franchisees are subject to regulatory provisions relating to the wholesomeness of food, sanitation, health, safety, fire, land use and environmental standards. Suspension of certain licenses or approvals due to failure to comply with applicable regulations or otherwise, could interrupt the operations of the affected restaurant. The Company and its franchisees are also subject to Brazilian federal labor codes establishing minimum wages and regulating overtime and working conditions. Changes in such codes could result in increased labor costs that could adversely impact future operating results. A Brazilian federal franchising law, enacted in December 1994, requires a franchisor to furnish a written offering statement to each perspective franchisee prior to consummation of the sale of a franchise, containing (i) the franchisor's background; (ii) the duties and responsibilities of each of the franchisor and franchisee; (iii) all fees payable by the franchisee to the franchisor; and (iv) information with respect to the operations and profitability of prior franchisees of the franchisor. Such offering statement is not required to be reviewed by, or filed with any governmental agency. The franchise law also delineates the respective legal rights, primarily rights of action, of the franchisor and franchisee. Should any further laws applicable to franchise relationships and operations be enacted, the Company is unable to predict their effect on its operations.

    DEPENDENCE ON KEY PERSONNEL
    ---------------------------

    Management believes that the Company's future success will depend in significant part upon the continued service of certain key personnel (principally Peter van Voorst Vader and Rogerio Carlos Lamim Braz, the Chief Executive Officer and the President, respectively, of both the Company and Venbo), and upon the Company's ability to attract and retain highly qualified managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company can retain its existing key managerial personnel or that it can attract and retain such employees in the future. The loss of key personnel or the inability to hire or retain qualified personnel in the future could have a material adverse effect upon the Company's results of operations.

    RISKS RELATING TO BRAZIL

    CHANGE OF ECONOMIC ENVIRONMENT
    ------------------------------

    In March 1994 the Brazilian government commenced a new economic stabilization plan, known as the "REAL Plan". Pursuant to the REAL Plan, the government (a) implemented a tax and public spending reform program designed to reduce public expenditures and to improve the collection of tax revenues,
(b) announced the continuation of a privatization program and (c) on July 1, 1994, introduced a new currency, known as the REAL, to replace the CRUZEIRO REAL.

    The REAL Plan has resulted in substantial reduction in Brazil's rate of inflation, which has declined from 2,489.11% per annum in 1993 to 929.32% per annum in 1994 to 22.5% per annum in 1995 to 9.2% per annum in 1996, respectively.

    Despite the success to date of the REAL Plan in reducing substantially prevailing inflation levels in Brazil, there can be no assurance that this economic program will be any more successful than previous programs in reducing inflation over the long term. Accordingly, periods of substantial inflation may in the future once again have significant adverse effects on the Brazilian economy, on the value of the REAL and on the Company's financial condition, results of operations and business prospects.

    CURRENCY FLUCTUATIONS
    ---------------------

    Fluctuations in the exchange rates between the Brazilian currency and the U.S. Dollar will affect the Company's operations. Brazil has historically experienced generally unpredictable currency devaluations for many years. Although the exchange rate between the REAL and the U.S. Dollar has been relatively stable since July 1994, compared to prior periods, the potential for future devaluation or volatility continues to persist.

    POLITICAL AND CONSTITUTIONAL UNCERTAINTY
    ----------------------------------------

    The Brazilian political scene has been marked by high levels of uncertainty since the country returned to civilian rule in 1985 after 20 years of military government. The death of a President-elect and the impeachment of another President, as well as frequent turnovers at and immediately below the cabinet level, particularly in the economic area, have contributed to the absence of a coherent and consistent policy to confront Brazil's economic problems. While the free market and liberalization measures of recent years have enjoyed broad political and public support, some important political factions remain opposed to significant elements of the reform program, including, in particular, the Workers' Party, headed by Mr. Luiz Inacio Lula da Silva, the runner-up in the 1989 Presidential elections and a candidate in the Presidential elections held on October 3, 1994. Mr. Fernando Henrique Cardoso, the former Finance Minister, was elected as the new President and took office on January 1, 1995 for a single four year term. Legislation to amend Brazil's constitution to permit Mr. Cardoso to stand for re-election to a second four-year term, recently introduced and passed in the lower house of Brazil's bicameral legislature, is currently pending in the upper house where passage, although generally expected, cannot be assured. Mr. Cardoso is expected to continue to pursue the adoption of free market and economic liberalization measures similar to those undertaken in recent years, although there can be no assurance that such measures will be adopted or, if adopted, that they will be successful.

    CONTROLS ON FOREIGN INVESTMENTS
    -------------------------------

    Brazil generally requires governmental approval for the repatriation of capital and income by foreign investors. Although such approvals are usually given, there can be no assurance that such approvals will be forthcoming in the future. In addition, the government may impose temporary restrictions on foreign capital remittances abroad, if there is a deterioration in the balance of payments or for other reasons. The Company could be adversely affected by delays in, or a refusal to grant, any required governmental approval for repatriation of capital from Venbo. There can be no assurance that additional or different restrictions or adverse policies applicable to Venbo will not be imposed in the future, or as to the duration or impact of any such restrictions or policies.

    ACCOUNTING REPORTING STANDARDS
    ------------------------------

    Companies in Brazil are subject to accounting, auditing and financial standards and requirements that differ, in some cases significantly, from those applicable to companies in the United States. In particular, inflation accounting rules may require for both tax and accounting purposes that certain assets and liabilities be restated using an index established by the government in order to express such items in terms of currency of constant purchasing power. However, the official index for price level restatement varies from year to year and may more accurately reflect actual inflation rates in one year than in another year. Consequently, the financial statements of the Company included in this Report, expressed in REAIS although prepared in accordance with U.S. GAAP, may not accurately reflect all inflationary distortions in such financial statements.


ITEM 2.  PROPERTIES

    Bob's restaurants are built to Company specifications as to exterior style and interior decor. The 126 Bob's units currently in operation, excluding kiosks and movable trailers, are either in a strip of stores on a neighborhood street or in mall food court outlets, with some free-standing, one-story buildings, all substantially uniform in design and appearance. The restaurants are constructed on sites ranging from approximately 1,100 to 7,500 square feet, with parking at the free-standing restaurants for more than 15 cars. Most restaurants are located in downtown areas or shopping malls, are of a store-front type and vary according to available locations but generally retain the standard signage and interior decor.

    The Company owns the land and building for 9 restaurants, has leases covering land and building for 4 restaurants, and has leases for 67 restaurants, respectively. The Company's land and building leases are generally written for terms of five years with one or more five-year renewal options. In certain lease agreements the Company has the option to purchase the underlying real estate. Certain leases require the payment of additional rent equal to a percentage (ranging from 1% to 10%) of monthly sales in excess of specified amounts.

    The Company's corporate headquarters are located in leased premises at Praia do Flamengo, 200-22o. Andar, CEP 22210-030, Rio de Janeiro, Brazil. The lease covering these premises, which contains approximately 10,700 square feet of office space, expires on May 31, 1997 with an automatic renewal term of two years.



ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to any legal proceedings which may have a material adverse effect upon either the Company, its assets or its properties.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1996.

                                       PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK
         AND RELATED STOCKHOLDER MATTERS

    (a) The Company's Common Stock, Class A Redeemable Common Stock Purchase Warrants ("Class A Warrants") and Class B Redeemable Common Stock Purchase Warrants ("Class B Warrants") are each currently quoted on the NASDAQ
SmallCap Market under the respective symbols "BOBS," "BOBSA" and "BOBSB". The following table sets forth the range of the high and low bid quotations for the periods indicated:

                                            CLASS A           CLASS B
   THREE MONTHS       COMMON STOCK          WARRANTS          WARRANTS
      ENDED          HIGH      LOW       HIGH     LOW      HIGH       LOW
   ------------      ----      ---       ----     ---      ----       ---

March 31, 1995       $4-5/8    $4-1/8    $  3/4   $  5/8   $ 11/16    $   1/2

June 30, 1995        $4-47/64  $4-5/16   $  1/2   $  1/4   $  5/16    $   1/8

September 30, 1995   $4-27/32  $4-5/8    $  9/16  $  3/8   $  3/8     $   1/8

December 31, 1995    $5-3/32   $4-3/4    $  9/16  $  3/8   $  1/2     $   1/8

March 31, 1996       $5-7/64   $4-3/4    $1-5/8   $  3/8   $1-3/8     $   3/8

June 30, 1996        $4-7/8    $4-3/16   $1-9/16  $1-1/4   $1-3/16    $1-1/16

September 30, 1996   $4-1/8    $3-3/8    $1-9/64  $  5/8   $1-1/8     $ 11/16

December 31, 1996    $3-1/2    $2-3/8    $  1/2   $  1/2   $  1/2     $   3/8

March 31, 1997       $2-15/16  $2-7/64   $ 19/32  $  3/8   $  1/2     $ 23/64



    The above quotations represent prices between dealers and do not include retail markup, markdown or commission. They do not necessarily represent actual transactions.

    (b) As of April 10, 1997, there were 168, 13 and 13 recordholders of the Common Stock, Class A Redeemable Warrants and Class B Redeemable Warrants, respectively.

    (c) The Company has not declared any cash dividends on its Common Stock and has no intention to pay cash dividends in the foreseeable future.

    (d) Reference is made to "Item 1. Business - Recent Developments," elsewhere herein, for information as to the sale of an aggregate of 7,434,623 shares of the Company's Common Stock during the year ended December 31, 1996.
An additional 10,000 shares of Common Stock were issued during such year to a restaurant consultant as payment for his services. All such sales were made absent registration under the Securities Act by reason of the exemption afforded by the provision of Section 4(2) of the Securities Act and Regulation D promulgated thereunder. Stephen Rose & Partners, an English investment banking firm, assisted the Company in the placement of certain of the shares of the Company's Common Stock sold in the Initial Public Placement and in the Second Private Placement, respectively, with English and other European institutional investors, for which such firm received usual and customary fees. No other underwriters were employed by the Company during the year ended December 31, 1996.



ITEM 6.  SELECTED FINANCIAL DATA

    The Company (formerly Trinity) was incorporated on September 16, 1992 to serve as a vehicle to effect a Business Combination with an Acquired Business. Trinity was in the developmental stage until March 19, 1996 when it consummated the Acquisition.

    Prior to the Acquisition, Trinity changed its fiscal year to December 31.

    The following selected financial data has been derived from the audited consolidated financial statements of the Company. All amounts are stated in constant R$ in accordance with U.S. GAAP, unless otherwise noted. The data as of December 31, 1995 and for the period September 1, 1995 through December 31, 1995 and the years ended August 31, 1995 and 1994 are derived from Trinity's audited financial statements.

    The following data should be read in conjunction with the Consolidated Financial Statements and related notes of the Company, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the other financial information included elsewhere in this Report.

STATEMENT OF OPERATIONS DATA:
(IN THOUSANDS)


                                    THE COMPANY                         TRINITY
                               --------------------    -------------------------------------------
                                                         SEPTEMBER 1, 1995
                                   YEAR ENDED                    TO         YEARS ENDED AUGUST 31,
                                DECEMBER 31, 1996        DECEMBER 31, 1995      1995        1994
                                -----------------        ------------------     ----        ----

Net operating revenues:
   Restaurant sales                 R$53,650                   $    --         $   --      $   --
   Franchise related income              619                        --             --          --
   Other income                        1,193                        --             --          --
                                     -------                   -------         ------      ------
Total net operating revenues          55,462                        --             --          --
                                     -------                   -------         ------      ------
Cost and expenses:
   Cost of restaurant sales           19,487                        --             --          --
   Restaurant payroll and
      other employee benefits         12,762                        --             --          --




   Restaurant occupancy and
      other expenses                   4,420                        --            --            --
   Depreciation and
      amortization                     2,522                        --            --            --
   Other operating expenses            8,214                        --            --            --
   Selling expenses                    3,425                        --            --            --
   General and administrative
      expenses                         9,637                        64           301           241
                                     -------                   -------        ------        ------
Total costs and expenses              60,467                        64           301           241
                                     -------                   -------        ------        ------
Loss from operations                  (5,005)                      (64)         (301)         (241)
                                     -------                   -------        ------        ------
Interest income                          106                       224           506           190
Interest expense                        (132)                       --            --            --
Foreign exchange gain/(loss)               4                        --            --            --
                                     -------                   -------        ------        ------
Income (loss) before
   provision for income taxes         (5,027)                      160           205           (51)
Provision (recovery) for
   income taxes                          (43)                       56            66            --
                                     -------                   -------        ------        ------
Net income (loss)                   R$(4,984)                  $   102        $  139        $  (51)
                                     -------                   -------        ------        ------
                                     -------                   -------        ------        ------
Net income (loss) per
   common share                     R$  (.65)                  $   .03        $  .05        $ (.02)
                                     -------                   -------        ------        ------
                                     -------                   -------        ------        ------
Weighted average common
   shares outstanding                  7,696                     2,965         2,965         2,126
                                     -------                   -------        ------        ------
                                     -------                   -------        ------        ------


BALANCE SHEET DATA:
                                        THE COMPANY                TRINITY
                                      -----------------      -----------------
                                            AT                       AT
                                      DECEMBER 31, 1996      DECEMBER 31, 1995
                                      -----------------      -----------------

Working capital (deficit)                 R$(5,830)                $9,655
Total assets                                48,163                  9,787
Retained earnings (deficit)                 (4,794)                    88
Total shareholders' equity                  31,878                  9,655

EXCHANGE RATES

    On August 1, 1993, the CRUZEIRO REAL replaced the CRUZEIRO as the unit of Brazilian currency, with each CRUZEIRO REAL being equal to 1,000 CRUZEIROS. Beginning in December 1993, the Brazilian

Federal Government (the "Government") began implementation of the REAL Plan, which was intended to reduce inflation. As part of the REAL Plan, in March 1994 the Government introduced a new unit of account, the URV, linked to the movements in the exchange rate of the CRUZEIRO REAL to the U.S. dollar and intended to be transformed into the new unit of currency, the REAL. Certain contracts and public utility rates were required to be indexed to the URV. The URV ceased to exist upon the introduction of the REAL. On July 1, 1994, the REAL replaced the CRUZEIRO REAL as the unit of Brazilian currency, with each REAL being equal to 2,750 CRUZEIROS REAIS and initially having an exchange rate of R$1.00 to $1.00.

    The issuance of REAIS was initially subject to quantitative limits backed by a corresponding amount of U.S. dollars in reserves, but the Government subsequently expanded those quantitative limits and allowed the REAL to float, with parity between the REAL and the U.S. dollar (R$1.00 to $1.00) as a ceiling. In March 1995, the Central Bank do Brasil (the "Central Bank") announced that it would intervene in the market and buy or sell U.S. dollars and established a band within which the REAL/U.S. dollar exchange rate could fluctuate. The Central Bank initially set the band with a floor of R$0.86 per $1.00 and a ceiling of R$0.90 per $1.00 and provided that after May 2, 1995, the band would be between R$0.88 and R$0.98 per $1.00. The band system is still in effect and, as of February 19, 1997, the Central Bank reset the band between R$1.05 and R$1.14 per $1.00. There can be no assurance that this most recent band will not be altered in the future.

    The following table sets forth information on Commercial Market Rates, for the periods indicated, expressed in REAIS per U.S. dollar. Amounts expressed in REAIS have been translated from the predecessor currencies in effect during the relevant period at the rates of exchange at the time the successor currency took effect. Accordingly, CRUZEIROS REAIS have been translated into REAIS at the rate of CR$2,750 to R$1.00 and CRUZEIROS have been translated into REAIS at the rate of C$2,750,000 to R$1.00.

                        AVERAGE
                        FOR
PERIOD   PERIOD-END     PERIOD(1)        HIGH           LOW
------   ----------     ---------      --------       --------

1990     0.000062       0.000025       0.000062       0.000004
1991     0.000389       0.000149       0.000389       0.000062
1992     0.004505       0.001655       0.004505       0.000389
1993     0.118584       0.032809       0.118584       0.004505
1994     0.846000       0.645000       1.000000       0.118584
1995     0.973000       0.923000       0.973000       0.842000
1996     1.038600       1.007400       1.038600       0.973000

_________
(1) Weighted average of exchange rates on business days.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion is based on and should be read together with the Consolidated Financial Statements of the Company and notes thereto appearing elsewhere in this Report. See "Selected Historical Financial Data." All amounts referred to herein that refer directly to financial statement balances of the Company or are otherwise drawn directly from the Consolidated Financial Statements of the Company or notes thereto are stated in constant R$ in accordance with U.S. GAAP.

BACKGROUND

    BRAZILIAN POLITICAL ENVIRONMENT

    The Brazilian political environment has been marked by high levels of uncertainty since the country returned to civilian rule in 1985 after 20 years of military government. The death of a President in 1985 and the resignation of another President in the midst of impeachment proceedings in 1992, as well as rapid turnover at and immediately below the cabinet level, have adversely affected the implementation of consistent economic and monetary policies, including consistent policies in the areas of government-owned enterprises and telecommunications.

    Measures by the Government intended to influence the course of Brazil's economy (e.g. actions to control inflation, interest rates or consumption) have been frequent and occasionally drastic. Changes in policy, social instability or other political or economic developments, and the Brazilian government's responses to such developments, may have a material adverse effect on the Company's financial condition and results of operations.

    Mr. Fernando Henrique Cardoso was elected President of Brazil in October 1994 and took office in January 1995 for a single four-year term. He has generally sought to continue the economic stabilization and liberalization policies he developed as Finance Minister from May 1993 through April 1994 under President Itamar Franco. President Cardoso is the leader of a coalition of political parties that represents a majority of the Federal Congress and his party controls the state governments of the States of Sao Paulo, Rio de Janeiro and Minas Gerais. Legislation to amend Brazil's constitution to permit President Cardoso to stand for re-election to a second four-year term was recently introduced and passed in the lower house of Brazil's bicameral legislature and is awaiting a vote in the upper house. President Cardoso's policies appear to have broad political support. However, there can be no assurance that such policies will not be revised in whole or in part at some future date. Furthermore, some important groups remain opposed to significant elements of his program, and the implementation of any policies of economic stabilization or liberalization is subject to significant compromises and accommodations.

    ECONOMIC ENVIRONMENT

    The financial condition and results of operations of the Company are dependent on general economic conditions in Brazil, and in particular on (i) economic growth and its impact on demand for fast food services and (ii) exchange rates between Brazilian and foreign currencies. Historically, the Brazilian economy has been extremely volatile, and the Government has implemented a succession of programs intended to stabilize the economy and provide a basis for sustainable, non-inflationary growth. The Company has been affected by such programs in a variety of ways, particularly when such programs have resulted in contractions in demand or very high real interest rates.

    Beginning in December 1993, the Government introduced the REAL Plan, an economic stabilization program intended to reduce the rate of inflation by reducing certain public expenditures, collecting liabilities owed to the Government, increasing tax revenues, continuing to privatize government-owned entities and introducing a new currency. The REAL was introduced as Brazil's currency in July 1994, based on a monetary correction index, the URV, introduced earlier in the year. Since taking office in January 1995, President Cardoso has continued to implement the REAL Plan. Under the REAL Plan, the rate of inflation has decreased significantly, and the rate of growth of real gross domestic product has increased substantially. The long-term effects of the REAL Plan upon the Brazilian economy in general or upon the Company in particular are uncertain. Notwithstanding the success of the REAL Plan to date, there can be no assurance that it will continue in effect or continue to be successful.

    EFFECTS OF INFLATION AND DEVALUATION

    Brazil has experienced extremely high and generally unpredictable rates of inflation and of devaluation of Brazilian currency for many years.

    Since the introduction of the REAL Plan in July 1994, the rate of inflation has decreased considerably. As measured through 1995 by the UNIDADE FISCAL DE REFERENCIA (the "UFIR") and by the Indice Geral de Precos-Mercado (the "IGP-M") thereafter, the annualized rate of inflation was 6,624% for the first six months of 1994, 50% for the last six months of 1994 and 22.4% for the year 1995, with significantly all of 1995's inflation occurring during the first six months of
that year.   The annual rate of inflation during 1996 was 9.2%, while for the first two months of 1997 it was 2.2%.

Despite this reduction, the rate of inflation remains high compared to other countries, and the potential for distortions or dislocations attributable to changing prices continues to exist. The exchange rate between the REAL and the U.S. dollar has also been relatively stable since early July 1994, compared to prior periods, although the potential for devaluation or volatility persists.

    The following table sets forth Brazilian inflation, as measured by the UFIR/IGP-M, and the devaluation of the Brazilian currency against the U.S. dollar for the periods shown.

                                   YEAR ENDED DECEMBER 31,
                                  -------------------------
                                  1996    1995        1994
                                  ----   -----        ----

Inflation (UFIR/IGP-M)            9.2%   22.5%       905.3%
Devaluation (Brazilian            6.9%   14.9%       613.4%
  currency vs. $)


_________________
(1)  Annualized rates


See "Selected Historical Financial Data - Exchange Rates."

    The Company's results of operations in 1996 have been affected by inflation, and such financial information should be evaluated in light of the methodology for recognition of the effects of inflation. See "Selected
Financial Data."   Significant effects include the following:

    - EFFECTS OF PURCHASING POWER GAINS AND LOSSES ON REVENUES. Inflation produces purchasing power losses on accounts receivable between the date of service and the date of payment by the customer. These losses are partly offset by purchasing-power gains on accounts payable and accrued expenses, value-added taxes and other taxes on operating revenues between the date of accrual and the date of payment. See Note 2.b to the Consolidated Financial Statements of the Company.

    - EFFECTS OF INFLATION ON FINANCIAL INSTRUMENTS DENOMINATED IN BRAZILIAN CURRENCY. The Company has both assets and liabilities that are financial instruments denominated in Brazilian currency. Until July 1, 1994, the indexation of principal was provided for according to the index specified in the relevant instrument (subsequent to that time, only interest was impacted by indexation). In the Consolidated Financial Statements of the Company, interest income or expense is reported net of the associated inflationary losses or gains, respectively, and accordingly depends on the relationship between the rate of interest (and, where applicable, indexation of principal) and the rate of inflation as measured by the UFIR or the IGP-M, as applicable, which is used to determine inflationary gains and losses. For example, indebtedness denominated in REAIS gives rise to interest expense to the extent that the rates of interest plus indexation exceed the rate of inflation, and it may give rise to negative interest expense if the rates of interest plus indexation are less than the rate of inflation.

    - EFFECTS OF INFLATION AND DEVALUATION ON INDEBTEDNESS DENOMINATED IN FOREIGN CURRENCY. At December 31, 1996, the Company had R$2,730,000 of indebtedness denominated principally in U.S. dollars. See Note 8 to the Consolidated Financial Statements of the Company. The Company does not hedge its obligations under its foreign currency-denominated indebtedness. In the Consolidated Financial Statements of the Company, the interest expense attributable to foreign-currency denominated indebtedness is reported net of the associated inflationary gain and foreign exchange loss. When the rate of inflation and the rate of devaluation differ substantially, the effect on reported interest expense can be substantial. See "Selected Financial Data - Exchange Rates" and Note 2.c to the Consolidated Financial Statements of the Company.

RESULTS OF OPERATIONS

    PRE-ACQUISITION
    --------------

    As discussed elsewhere in this Report, prior to March 19, 1996 the Company, then known as Trinity, was in a development stage. Having been formed in September 1992 as a "blank check" company, it had engaged in no activity other than seeking to locate an Acquired Business with which to effect a Business Combination.

    For the year ended August 31, 1995, Trinity had net income of $139,000, primarily attributable to interest and dividend income, offset by general and administrative expenses and income taxes, as contrasted with a loss of $51,000 for the year ended August 31, 1994 when significantly lower interest and dividend income, which did not begin to accrue until Trinity's receipt of the net proceeds of the IPO, was offset by general and administrative expenses.

    For the four months ended December 31, 1995 Trinity had net income of $102,453, primarily attributable to interest and dividend income, offset by general and administrative expenses and income taxes.

    On March 19, 1996, Trinity acquired all of the outstanding quotas (shares of capital stock) of Venbo from BIEC and Bisoni for $19,200,000. In addition, the Company acquired all of the trademarks relating to Venbo's business for $1,800,000.

    As a result of the Acquisition, (i) Venbo became a wholly-owned subsidiary of Trinity, (ii) Shampi and the investors in the Initial Private Placement, collectively, acquired approximately 58.4% of the then outstanding Common Stock of Trinity, (iii) designees of Shampi become three of the five members of Trinity's Board of Directors, and (iv) Trinity's name was changed to "Brazil Fast Food Corp."

    POST-ACQUISITION
    --------------

    As the nature of the Company's post-Acquisition business is completely different from its prior status as a "blank check" acquisition vehicle, the following unaudited comparative financial data of the Company for the three, six and nine months ended December 31, 1996 is included herein in an effort to facilitate a meaningful presentation of the Company's post-Acquisition operating results.


                                 THREE MONTHS             SIX MONTHS          NINE MONTHS
                                   ENDED                    ENDED                ENDED
                              DECEMBER 31, 1996        DECEMBER 31, 1996    DECEMBER 31, 1996
                              -----------------        ------------------   -----------------
                                (IN THOUSANDS)           (IN THOUSANDS)       (IN THOUSANDS)
Net operating revenues:
   Restaurant sales                R$ 21,713                R$ 38,109            R$ 53,650
   Franchise related income              279                      468                  619
   Other income                          571                      872                1,193
                                   ---------                ---------            ---------

Total net operating revenues          22,563                   39,449               55,462
                                   ---------                ---------            ---------
Cost and expenses:
   Cost of restaurant sales            7,602                   13,431               19,487
   Restaurant payroll and
      other employee benefits          5,442                    9,102               12,762
      Restaurant occupancy and
         other expenses                1,777                    3,141                4,420
      Depreciation and
         amortization                    363                    1,460                2,522
      Other operating expenses         2,912                    5,194                8,214
      Selling expenses                 1,632                    2,695                3,425
      General and administrative
         expenses                      3,647                    6,993                9,637
                                   ---------                ---------            ---------

Total costs and expenses              23,375                   42,016               60,467
                                   ---------                ---------            ---------
Loss from operations                    (812)                  (2,567)              (5,005)
                                   ---------                ---------            ---------
Interest income                          264                       10                  106
Interest expense                        (284)                    (263)                (132)
Foreign exchange gain/(loss)              35                       35                    4
                                   ---------                ---------            ---------
(Loss) before
   provision for income taxes           (797)                  (2,785)              (5,027)
Provision (recovery) for
   income taxes                            8                      (56)                 (43)
                                   ---------                ---------            ---------
Net (loss)                         R$   (805)               R$ (2,729)           R$ (4,984)
                                   ---------                ---------            ---------
                                   ---------                ---------            ---------

RESTAURANT SALES
----------------

    Restaurant sales for Company-owned stores, kiosks and trailers were R$15,541,000, R$16,396,000 and R$21,713,000, respectively, for the second, third and fourth quarter of 1996.

    The quarter to quarter increase is primarily attributable to the opening of 32 new Company owned stores and kiosks between March and December 1996, offset by (i) store closures for rebranding and refurbishment which ranged from one to six months following the Company's acquisition of the Mr. Theo and Big Burger chains in June and July 1996, respectively, and (ii) reduced store patronage due to an uncommonly high number of cold and rainy weekends
(32) and (iii) the government's relaxation of its previous prohibition upon installment credit purchases, which accelerated previously deferred consumer demand for large ticket items such as televisions and household appliances, resulting in decreased availability of funds for discretionary spending. The average guest check per person was R$4.45, R$4.52 and R$4.50, respectively, for the second, third and fourth quarters of 1996 as store personnel encouraged the sale of french fries and desserts, as well as other higher margin products, as add-ons to discounted promotions of two and three item "combo meals".

FRANCHISE INCOME
----------------

    Franchise income was R$ 104,000, R$ 191,000, and R$ 269,000, respectively, for the second, third and fourth quarters of 1996. The quarter to quarter increase is primarily the result of the sale of 8 new franchises, resulting in the opening of 17 new franchised stores during 1996.

COST OF RESTAURANT SALES
------------------------

    Cost of restaurant sales expressed as a percentage of operating revenues were approximately 36.9%, 34.2% and 34.5%, respectively, for the second, third and fourth quarters of 1996. The decrease in the third quarter results principally from reduced costs of meat, potatoes and paper goods as a consequence of the Company's renegotiation of certain of its supplier relationships. The fourth quarter increase is attributable to an increase in soft drink costs and higher transportation expenses.

RESTAURANT PAYROLL AND OTHER EMPLOYEES BENEFITS
-----------------------------------------------

    Restaurant payroll and other employee benefits expressed as a percentage of net operating revenues were approximately 23.4%, 21.6% and 24.3%, respectively, for the second, third and fourth quarters of 1996. The fourth quarter increase is primarily the result of (i) the staffing of new stores,
(ii) the absorption of former Mr. Theo and Big Burger employees, (iii) government mandated increases in medical insurance, (iv) increased salaries as a result of new union agreements, and (v) increased employee transportation costs.

RESTAURANT OCCUPANCY COSTS AND OTHER EXPENSES
---------------------------------------------

    Restaurant occupancy and other expenses expressed as a percentage of net operating revenues were approximately 7.9%, 8.0% and 8.1%, respectively, for the second, third and fourth quarters of 1996. The quarter to quarter increase is primarily due to the opening of new Company owned stores in leased properties, thereby reducing the percentage of sales volume in Company owned properties. Although certain locations provide for certain percentage rental payments based on sales volume, such payments would not, on a percentage basis, increase at the same rate as sales volume.

DEPRECIATION AND AMORTIZATION
-----------------------------


    Depreciation and amortization expressed as a percentage of net operating revenues were approximately 3.9%, 4.0% and 4.5%, respectively, for the second, third and fourth quarters of 1996. The quarter to quarter increase was principally due to the growth in the number of outlets and the acquisition of new equipment.

OTHER OPERATING EXPENSES
------------------------


    Other operating expenses expressed as a percentage of net operating revenues were approximately 17.8%, 13.7% and 13.1%, respectively for the second, third and fourth quarters of 1996. The quarter to quarter decrease is attributable to (i) negotiated reductions in the cost of store maintenance,
(ii) reductions in store insurance (iii) and reductions in the cost of store cleaning, security and gardening.

SELLING EXPENSES
----------------


    Selling expenses, expressed as a percentage of total net operating revenues, were approximately 4.6%, 6.2% and 7.3%, respectively, for the second, third and fourth quarters of 1996. This quarter to quarter increase is primarily the result of expanded marketing efforts, particularly in local media in anticipation of new store openings in new television commercials and point of sale materials.

GENERAL AND ADMINISTRATIVE EXPENSES
-----------------------------------


    General and administrative expenses, expressed as a percentage of total net operating revenues, were approximately, 18.9%, 19.5% and 14.0%, respectively, for the second, third and fourth quarters of 1996. The fourth quarter decrease is attributable to (i) greater use of outsourcing for accounting and other administrative functions previously performed by headquarters personnel, (ii) a freeze on hiring of additional headquarters personnel in excess of 1995 staffing levels, (iii) voluntary salary reductions by the Company's senior management, and (iv) a change to a lower cost supplier of daily cash receipts collection and transportation services, offset by store pre-opening costs such as hiring and training of personnel, pre-opening rental expenses and permitting costs, as well as annual increases in salaries of administrative employees pursuant to union agreements.

INTEREST INCOME AND EXPENSES
----------------------------


    Interest income and expenses expressed as a percentage of total net operating revenues were approximately 0.3%, (0.8%) and --%, respectively, for the second, third and fourth quarters of 1996. These marginal changes are attributable to daily cash management and bank charges.

SEASONALITY

    The Company's revenues are subject to seasonality as approximately 30% of its sales are generated during the Brazilian summer months of December and January as well as July due to higher than normal tourist traffic.


LIQUIDITY AND CAPITAL RESOURCES

    Since its Acquisition on March 19, 1996, the Company has funded its operating losses of R$4,867,000 and made acquisitions of businesses and capital improvements (including furniture, fixtures and equipment) by using cash remaining at the closing of the Acquisition, cash flow generated by operations and by borrowing funds from various sources. As of December 31, 1996, the Company had cash on hand of R$1,481,000 and a working capital deficiency of R$5,830,000.

    During 1996 the Company obtained bank and equipment financing of approximately R$7.7 million (of which approximately R$1,600,000 was outstanding as of December 31, 1996). In addition, the Company raised $4,850,000 from private sales of its securities during the year ended December 31, 1996. Finally, the Company continued to work with its vendors to establish more favorable payment terms. Vendor payables approximated R$5,000,000 as of December 31, 1996.

    The Company's capital requirements are primarily for expansion of its retail operations. Currently, 71 of the Company's store are in leased facilities and 9 are owned by the Company. During fiscal 1996, the Company's average cost to open a store approximated R$300,000 to R$400,000, including leasehold improvements, equipment and beginning inventory, as well as all expenses for store design, site selection, lease negotiation, construction supervision and permitting. The Company currently estimates that capital expenditures through fiscal 1997 will approximate R$3,000,000.

    The Company had net cash provided by operating activities of R$1,044,000 for 1996. The Company had net cash used in investing activities of R$ 14,961,000 for 1996. The primary use of cash for investing activities was for acquisitions of businesses and capital expenditures related to the Company's retail store expansion.

    The Company is currently negotiating to obtain a debt facility with a bank or other financial institution, although there can be no assurance that any such facility can be obtained in an amount or on such terms as will be acceptable to the Company.

    The Company's continued operations is dependent in part upon its ability to increase sales volume through enhancements of its stores, including but not limited to new computerized systems, air conditioning and refurbishment of interior designs. These activities, as well as sales promotional activities, require a substantial amount of cash which the Company believes will be generated from its current operations. The Company's working capital deficit, as well as its need to improve its facilities, will be supported by cash flow from operations, the proceeds of equity sales, and its borrowing facilities.

    The Company is also embarking on a plan to substantially reduce its costs, specifically in the area of food purchases and general administrative expenses. In the opinion of management, these actions, coupled with cash flow from operations, vendor financing, available bank and equipment lines of credit and equity capital raised in the first quarter of 1997 will provide sufficient working capital for it to continue through the end of 1997.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Reference is made to pps. F-2 through F-25 comprising a portion of this Report.



ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

                                       PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The Company's executive officers and directors are as follows:

                                                  TITLE/
    NAME                     AGE                 POSITION
    ----                     ---                 --------

Peter van Voorst Vader       43        Chief Executive Officer and
                                       Director

Rogerio Carlos Lamim Braz    38        President and Chief Operating Officer

Marcos Bastos Rocha          32        Vice President - Finance and Chief
                                       Financial Officer

Omar Carneiro da Cunha       50        Chairman of the Board

Ian S. Barnett               42        Director

Lawrence Burstein            54        Director

Jose Ricardo Bosquet Bomeny  55        Director


    PETER J.F. VAN VOORST VADER has been Chairman, Chief Executive Officer of the Company since the Acquisition. Prior thereto and from 1995, he was an independent business consultant. From 1992 until 1995, Mr. van Voorst Vader was a Retail Sales manager for Shell Nederland Verkoopmaatschappij B.V., overseeing the operations of 800 gas stations. From 1985 until 1992, Mr. van Voorst Vader held several positions with Shell Brasil including Sales Promotion Manager, Marketing Communications Manager and Retail Development Manager. From 1983 until 1985, he was employed by Shell International Petroleum Company as a Regional Brand and Communications Assistant for Africa, the Middle East, the Far East and South America. From 1980 to 1983, Mr. van Voorst Vader was a Commercial Assistant for Shell Italia. Mr. van Voorst Vader received a B.S. in Hotel Management from both the Hogere Hotel School in The Hague, Holland and Florida International University. Mr. van Voorst Vader also has a Masters Degree in International Business from Florida International University.

    ROGERIO CARLOS LAMIM BRAZ has been President and Chief Operating Officer of the Company since the Acquisition and of Venbo since 1994, respectively. From 1993 to 1994, Mr. Braz was the Latin American Operations Director for Pepsico Foods International (Kentucky Fried Chicken Division). From 1980 until 1993, Mr. Braz held a variety of positions with Bob's, including, in progression, manager trainee, store manager, area manager, operations general manager, franchising national manager and human resources director. Mr. Braz has an agronomy engineering degree from Don Diniz Agricultural University in Portugal.

    MARCOS BASTOS ROCHA has been the Chief Financial Officer of the Company since April 1996. Prior thereto and from 1991, Mr. Rocha held a variety of positions with Cyanamid Quimica do Brasil, being most recently its Controller. From 1986 to 1991, Mr. Rocha was with Shell Brasil S/A, where he held a number of positions, including finance manager for Express, Shell's convenience store company, and head of finance planning for its Oils business. Mr. Rocha holds a degree in Electronic Engineering from Instituto Militar de Engenharia and an MBA from PUC-Rio de Janeiro.

    IAN S. BARNETT is a founder of Heptagon Investments Limited ("Heptagon") and has been director of such concern since February 1992. Between January 1991 and February 1992, Mr. Barnett was a private investor. From September 1986 to January 1991, Mr. Barnett was employed by UBS (Securities) Ltd. (now UBS Ltd.), the investment banking entity of Union Bank of Switzerland in London, where he developed corporate finance activity in the Nordic countries. From June 1979 until August 1985, Mr. Barnett was with the Toronto-Dominion Bank, where he held a number of positions in the Bank's Latin American Division, including business development throughout Latin America. Mr. Barnett is a graduate of Queen's University, Canada, and received an MBA from INSEAD, Fontainebleau, France.

    OMAR CARNEIRO DA CUNHA has been President of ATT Brazil since September 1995. From 1967 until 1994, Mr. Carneiro da Cunha held a variety of positions with Shell Brasil S.A. and its affiliates including serving as President of Shell Brasil S.A. from 1992 until 1994. Mr. Carneiro da Cunha received a B.A. in Economics from the University of Political and Economical Sciences of Rio de Janeiro and a degree in Finance Administration from Fundacao Getulio Vargas.

    LAWRENCE BURSTEIN is and since March 1996 has been President, a director and the principal shareholder of Unity Venture Capital Associates Ltd., a private investment banking firm. He is also President, a director and principal shareholder of Unity First Acquisition Corp., a publicly held "blank check" company presently seeking to effect a Business Combination. Mr. Burstein, who was also President of Trinity from its inception until the Acquisition, is a director of four other public companies, being, respectively, CAS Medical Systems, Inc. engaged in the manufacture and marketing of blood pressure monitors and other medical products principally for the neonatal market, The MNI Group Inc., engaged in the marketing of specially formulated medical foods, T-HQ, Inc., a developer of electronic game cartridges, and USCI, Inc., engaged in centralized automated computer-based cellular telephone activation services on a nationwide basis to mass merchandisers and direct response marketing companies. Mr. Burstein received an LL.B. from Columbia Law School.

    JOSE RICARDO BOSQUET BOMENY founded BigBurger Ltda. in 1975 and was its President until its acquisition by the Company in August 1996. He currently owns another fast food business, which is non-competitive with the business of the Company, as well as six gas stations and two parking lots.

    Incumbent directors stand for election at the Company's Annual Meeting of Stockholders and will serve until their successors are duly elected and qualified. Officers are elected by and serve at the discretion of the Company's Board.


EMPLOYMENT AGREEMENTS

    Mr. van Voorst Vader is party to an employment agreement with the Company, expiring in June 1999, which calls for him to serve as the Company's Chief Executive Officer at a current salary of $120,000 per annum, with provision for annual bonuses based upon future results of operations, in such amounts, if any, as may be determined from time to time at the discretion of the Company's Board. At the time Mr. van Voorst Vader entered into this employment agreement, being the date upon which the Acquisition was consummated, he also received options to purchase an aggregate of 150,000 shares of the Company's Common Stock, of which 50,000 shares will become available for purchase on each of the first, second and third annual anniversary dates, respectively, of the Closing. The exercise price of Mr.
Van Voorst Vader's options, which will expire on the earlier of (i) the fifth annual anniversary date of the Closing or (ii) the termination of Mr. Van Voorst Vader's employment with the Company, was $5-5/32 (the market price of the Company's Common Stock on the date of Closing).

    Mr. Braz also entered into an employment agreement with the Company at the Closing of the Acquisition, which calls for him to serve as the Company's President and Chief Operating Officer through June 1999 at a current salary of $198,000 per annum. The agreement also provides that Mr. Braz may receive annual bonuses based upon future results of operations, the amounts, if any, to be determined at the discretion of the Company's Board. In addition, Mr. Braz received options to purchase an aggregate of 120,000 shares of the Company's Common Stock, of which 30,000 shares could be purchased immediately upon Closing. Mr. Braz may purchase an additional 30,000 shares on each of the first, second and third annual anniversary dates, respectively, of the Closing. The exercise price of all such options, which will expire on the earlier of (i) the fifth annual anniversary date of the Closing or (ii) the termination of Mr. Braz' employment with the Company, is

$5-5/32 (the market price of the Company's Common Stock on the date of Closing).

    Mr. Rocha is a party to an employment agreement with the Company that affords him current compensation of $134,500 per annum. This employment agreement, which expires in June 1999, contains a discretionary bonus provision substantially identical to those contained in the respective employment agreements of Messrs. van Voorst Vader and Braz. In addition, Mr. Rocha received a lump sum payment of $20,000 to compensate him for the loss of a like amount bonus payment that he would have received had he remained in the employ of Cyanamid, as well as options to acquire an aggregate of 35,000 shares of the Company's Common Stock, of which 5,000 shares could be purchased immediately, with the balance becoming available for purchase on a cumulative basis at the rate of 10,000 shares on the first, second and third annual anniversary dates, respectively, of their grant date. The exercise price of these options, which will expire on the earlier of the fifth annual anniversary date of their grant or the termination of Mr. Rocha's employment, was $4-13/16 (the market price of the Company's Common Stock on the grant date.

    Reference is made to "Termination of Employment and change of Control Arrangements," below, for a discussion of the occurrence of events which will occasion lump sum severance payments and earlier vesting of the respective options granted to Messrs. van Voorst Vader, Braz and Rocha.


ITEM 11. EXECUTIVE COMPENSATION

    Set forth below is the aggregate compensation for services rendered in all capacities to the Company during the years ended December 31, 1996, 1995 and 1994 by its Chief Executive Officer and each of its two most highly compensated executive officers whose compensation exceeded $100,000 during the year ended December 31, 1996:


                                 SUMMARY COMPENSATION TABLE

                                                           LONG TERM COMPENSATION
                                ANNUAL COMPENSATION              AWARDS                 PAYOUTS
                             ---------------------------  -------------------   ----------------------
                                                OTHER     RESTRIC-              LONG        ALL
NAME AND                                        ANNUAL     TED                  TERM IN-    OTHER
PRINCIPAL             FISCAL                    COMPEN-   STOCK     NUMBER OF   CENTIVE     COMPEN-
POSITION               YEAR  SALARY(1) BONUS    SATION    AWARDS    OPTIONS     PAYOUTS     SATION
------------------------------------------------------------------------------------------------------

Peter van              1996  $114,750   $         -         -       167,500        -        $
 Voorst Vader          1995  $   -      $         -         -          -           -        $
 Chief Executive       1994  $   -      $         -         -          -           -        $
 Officer

Rogerio Carlos         1996  $140,466   $         -         -       120,000        -        $
 Lamim Braz            1995  $   -      $         -         -          -           -        $
  President            1994  $   -      $         -         -          -           -        $

Marcos Bastos          1996  $ 90,553   $         -         -        35,000        -        $20,000(2)
 Rocha                 1995  $   -      $         -         -          -           -        $
  Vice President -     1994  $   -      $         -         -          -           -        $
 Finance


________________
(1)  Commencing March 20, 1996 through December 31, 1996.
(2) Represents a lump-sum payment intended to compensate Mr. Rocha for the loss of a like amount bonus that he would have been entitled to receive from his prior employer had he not accepted employment by the Company.


    Set forth below is information with respect to grants of stock options during the year ended December 31, 1996:

                          OPTIONS GRANTS IN LAST FISCAL YEAR


                                          PERCENT
                                          OF TOTAL
                                          PERCENT
                                          OF TOTAL
                         NUMBER OF        OPTIONS        EXERCISE
                         SHARES           GRANTED TO       OR                              GRANT
                         UNDERLYING       EMPLOYEES      BASE            EXPIRA-           DATE
                         OPTIONS          IN FISCAL      PRICE           TION              PRESENT
    NAME                 GRANTED          YEAR           ($/SH)          DATE              VALUE (1)
    ----                 ----------       ----------     --------        -------           -------


Peter van Voorst Vader   150,000         30.43%          $5-5/32          3/19/01           $694,500
                          17,500                         $3-1/4          10/23/01           $ 51,275

Rogerio Carlos Lamim     120,000         52.17%          $5-5/32          3/19/01           $548,400
 Braz
Marcos Bastos Rocha       35,000          8.70%          $4-13/16         4/4/01            $158,550



________________
(1) The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following weighted average assumptions used for grants in 1996; risk free interest rate of 6.26%, no expected dividend yield, expected lives of 5 years; and no expected stock price volatility of 142%.



    Set forth below is further information with respect to unexercised options to purchase the Company's Common Stock under the Company's stock option plan.

                   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                          AND FISCAL YEAR END OPTION VALUES


                 NUMBER OF
                 SHARES               NUMBER OF UNEXERCISED                VALUE OF UNEXERCISED
                 ACQUIRED             SECURITIES UNDERLYING                IN-THE-MONEY OPTIONS
                 ON         VALUE     OPTIONS AT DECEMBER 31, 1996         AT DECEMBER 31, 1996
NAME             EXERCISE   REALIZED  EXERCISABLE    UNEXERCISABLE      EXERCISABLE UNEXERCISABLE
----             --------   --------  -----------    -------------      ----------- -------------

Peter van
  Voorst Vader       -          -      17,500    150,000                 -            -

Rogerio Carlos
  Lamim Braz         -          -      30,000     90,000                 -            -

Marcos Bastos
  Rocha              -          -       5,000     30,000                 -            -


DIRECTORS' COMPENSATION

    Directors receive no cash compensation for attending Board meetings other than reimbursement of reasonable expenses incurred in attending such meetings.

    In order to compensate members of the Company's Board of Directors for the first year of service as such, options to purchase 17,500 shares of the Company's Common Stock were granted to each director other than Omar Carneiro da Cunha on October 23, 1996. Mr. Carneiro da Cunha, who serves as Chairman of the Board, was granted options to purchase 25,000 shares of the Company's Common Stock on that date. All such options are exercisable at $3.25 per share the market price of the Company's Common Stock on the date of grant, at any time and from time to time through March 19, 2001.

    The Company presently anticipates that it will continue to compensate its directors on an annual basis for their services through grants of five-year options, exercisable at the prevailing market price of the Company's Common Stock on the respective grant dates, with the next such grants scheduled to be made at the Company's 1997 Annual Meeting of Stockholders scheduled to be convened in June 1997.


VOTING AGREEMENT

    Simultaneously with the consummation of the Acquisition, Lawrence Burstein, Barry L. Goldin, John Cattier and Barry W. Ridings, each formerly an officer and/or Director of Trinity (collectively, the "Affiliated Trinity Shareholders"), entered into a Voting Agreement (the "Voting Agreement") with Shampi. Jose Ricardo Bosquet Bomeny became a party to the Voting Agreement upon becoming a beneficial stockholder of the Company in August 1996. The Voting Agreement provides that each of the parties will use all reasonable efforts to cause management of the Company to nominate as directors of the Company, respectively, two designees of the Affiliated Trinity Stockholders, three designees of Shampi and Mr. Bomeny.

    The Voting Agreement, in general, does not restrict the transferability of shares held by the parties thereto. However, any party to the Voting Agreement desiring to transfer its shares to an "Affiliate" (as defined in the Voting Agreement), must first obtain such Affiliate's written consent to be bound by the terms of the Voting Agreement.

    The Voting Agreement will expire on March 18, 2002.


REPORT ON EXECUTIVE COMPENSATION

    The Company does not have a compensation committee charged with reviewing and recommending to the Company's Board of Directors compensation programs for the Company's executive officers. These functions are performed by the Board as a whole.

    COMPENSATION PHILOSOPHY

    The Company believes that executive compensation should:

    - provide motivation to achieve goals by tying executive compensation to Company performance, as well as affording recognition of individual performance.

    - provide compensation reasonably comparable to that offered by other companies in a similar industry, and

    - align the interests of executive offices with the long-term interests of the Company's stockholders through the award of equity purchase opportunities.

    The Company's compensation plan is designed to encourage and balance the attainment of short-term operational goals, as well as the implementation and realization of long-term strategic initiatives. As greater responsibilities are assumed by an executive officer, a larger portion of compensation is "at risk."

    This philosophy is intended to apply to all management, including the Company's Chief Executive Officer, Peter van Voorst Vader.

    COMPENSATION PROGRAM

    The Company's executive compensation program has two major components: base salary and long-term equity incentives.

    The Company seeks to position total compensation at or near the median levels of other companies in a similar industry in Brazil.

    Individual performance reviews are generally conducted annually. Increases in fiscal year 1996 were based on an individual's sustained performance and the achievement of the Company's revenue, income and earnings per share goals. The Company does not assign specific weighting factors when measuring performance; rather, subjective judgment and discretion is exercised in light of the Company's overall compensation philosophy.

    Base salary is determined by evaluating individual responsibility and performance.

    The Company's Board of Directors believes that executive officers who are in a position to make a substantial contribution to the long-term success of the Company and to build stockholder value should have a significant equity stake in the Company's on-gong success. Accordingly, one of the Company's principal motivation methods has been the award of stock options. In addition to financial benefits to executive officers, if the price of the Company's Common Stock during the term of any such option increases beyond such option's exercise price, the program also creates an incentive for executive officers to remain with the Company since options generally vest and become exercisable over a five-year period and the first increment is not exercisable until one year after the date of grant.

    CHIEF EXECUTIVE OFFICER COMPENSATION

    Peter van Voorst Vader's compensation is determined substantially in conformity with the compensation philosophy, discussed above, that is applicable to all of the Company's executive officers. Performance is measured against predefined financial, operational and strategic objectives.

    In establishing Mr. van Voorst Vader's base salary, the Company's Board of Directors took into account both corporate and individual achievements.

    Mr. van Voorst Vader's performance objectives included quantitative goals related to increasing revenues and earnings per share. His goals also included significant qualitative objectives such as evaluating acquisition opportunities.

    In measuring Mr. van Voorst Vader's performance against these goals, the Company's Board of Directors took note of the fact that Venbo's system-wide sales for the nine months ended December 31, 1996, if annualized, would reflect an approximately 11.5% increase over 1995 levels. Note was also taken of the quarter to quarter reduction in 1996 operating losses subsequent to the Acquisition. In addition, under Mr. van Voorst Vader's leadership, the Company acquired the Mr. Theo and BigBurger chains in June 1996 and July 1996, respectively. These two acquisitions have positioned the Company as the second largest hamburger fast food restaurant chain in Brazil in terms of revenues.

    TAX CONSIDERATIONS

    Section 162(m) of the Internal Revenue Code of 1986, as amended (the
"Code") generally limits the deductibility of compensation in excess of $1 million paid to the chief executive officer and the four most highly compensated officers. Certain performance-based compensation is excluded by Section 162(m)(4)(C) of the Code in determining whether the $1 million cap applies. Currently the total compensation, including salary, bonuses and excludable stock options for any of the named executives does not exceed this limit. If in the future this regulation becomes applicable to the Company, the Company's Board of Directors will not necessarily limit executive compensation to that which is deductible, but will consider alternatives to preserving the deductibility of compensation payments and benefits to the extent consistent with its overall compensation objectives and philosophy.

    SUMMARY

    The Company's Board of Directors will continue to review the Company's compensation programs to assure such programs are consistent with the objective of increasing stockholder value.

                                THE BOARD OF DIRECTORS

                          Omar Carneiro da Cunha, Chairman
                                Peter van Voorst Vader
                                     Ian Barnett
                                  Lawrence Burstein
                             Jose Ricardo Bosquet Bomeny

TERMINATION OF EMPLOYMENT AND
CHANGE OF CONTROL ARRANGEMENTS

    The employment arrangements between the Company and each of its three executive officers provide that if the Company terminates the employment of any of them, other than for cause, following a change of control, or any such person voluntarily terminates such employment within 180 days subsequent to a change of control, the Company shall be obligated to pay to such person an amount of money equal to 2.9 times his base amount (a term defined in the Code, which essentially is such person's annualized compensation).

    Further, all options, warrants and other rights to acquire securities of the Company theretofore granted by the Company to any of such persons and outstanding upon a change of control shall fully vest and become immediately exercisable thereupon.

    Change of control is defined under the aforementioned employment arrangements as either (i) the acquisition by a person or group of persons acting in concert of 20% or more beneficial ownership of the Company's Common Stock or (ii) the commencement or announcement of an intention to make a tender or exchange offer for 30% or more beneficial ownership of the Company's Common Stock or (iii) the acquisition by a person or group of persons acting in concert of 10% or more beneficial ownership of the Company's Common Stock, when such persons' ownership interest is deemed by the Board to have a material adverse impact on the business or prospects of the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    During the year ended December 31, 1996, the following officers participated in discussions concerning executive officer compensation: Peter van Voorst Vader, Rogerio Carlos Lamim Braz and Marcos Bastos Rocha. Each of the named persons did not participate in discussions concerning his own compensation.

    All options, warrants and other rights to acquire securities of the Company held by the Company's Directors shall fully vest and become immediately exercisable following a change of control.


PERFORMANCE GRAPH

    The following graph shows the cumlative total return to stockholders from April 8, 1994 (the date of the IPO) through December 31, 1996 with the cumulative total return of the Standard and Poor's 500 Stock Index and the Standard and Poor's Restaurants Index during the same period. This presentation assumes that $100 was invested on April 8, 1994, and that all dividends were reinvested.

CUMULATIVE RETURN TO STOCKHOLDERS


200


160


120                             [Graph to follow]


 80


 40


  0
  4/8/94    12/30/94    6/30/95    12/29/95    6/28/96    12/31/96


   Brazil Fast Food Corp.         S&P 500         S&P Restaurants


                         4/8/94   12/30/94  6/30/95  12/29/95  6/28/96  12/31/96

Brazil Fast Food Corp.  $100.00    $100.71  $114.12   $118.38  $114.71   $ 82.35
S&P 500                 $100.00    $104.93  $124.96   $144.31  $158.87   $177.42
S&P Restaurants         $100.00    $ 99.46  $129.96   $149.18  $152.92   $147.40

ITEM 12. SECURITY OWNERSHIP OF CERTAIN
         BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth information as of April 10, 1997, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of the Company's Common Stock held by (i) each person known by the Company to be the owner of more than 5% of its outstanding shares of Common Stock, (ii) each director and (iii) all executive officers and directors as a group:

                             AMOUNT AND NATURE
NAME AND ADDRESS OF          OF BENEFICIAL                 APPROXIMATE
BENEFICIAL OWNER             OWNERSHIP(1)                  PERCENTAGE OF CLASS
-------------------          -----------------             -------------------

Shampi Investments           1,046,422                             9.7%
   A.E.C.
L.G. Smith Boulevard
Punto Brabo
Oranjestad, Aruba

Peter van Voorst Vader       1,088,922                            10.1%
Prudente de Moraes
1033/703
Ipanema  22420-043
Rio de Janeiro, Brazil

Ian S. Barnett                  28,611                                *
c/o Heptagon Securities Ltd.
Broughton House
6-8 Sackville Street
London W1X 1DD
United Kingdom

Rogerio Carlos
   Lamim Braz                    35,000                               *
Brazil Fast Food Corp.
Praia do Flamengo
200-22o. Andar
CEP 22210-030
Rio de Janeiro, Brazil

Lawrence Burstein               387,500(3)(4)(5)                   3.6%
950 Third Avenue
New York, NY 10022

Omar Carneiro da Cunha           37,500                            0.3%
c/o Bond Consultoria
   Empresarial S/C Ltda.
Praia do Flamengo
200-22o. Andar
CEP 22210-030
Rio de Janeiro, Brazil

BigBurger Ltda.               1,520,000                           14.1%
Rua Lauro Muller
116/2005
Rio de Janeiro, Brazil

Jose Ricardo
   Bosquet Bomeny             1,537,500(6)                              *
c/o BigBurger Ltda.
Rua Lauro Muller
116/2005
Rio de Janeiro, Brazil

All executive officers        3,139,033(7)                        29.1%
 and directors as a
 group (7 persons)

_________________
*   Less than 1%.
(1) As used herein, beneficial ownership means the sole or shared power to vote or direct the voting of a security or the sole or shared power to invest or dispose or direct the investment or disposition of a security. Except as otherwise indicated, all persons named herein have (i) sole voting power and investment power with respect to their shares of the Company's Common Stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of the Company's Common Stock. With respect to each stockholder, includes any shares issuable upon exercise of all warrants held by such stockholder that are currently exercisable or will become exercisable within 60 days of April 10, 1997.
(2) Includes 1,046,422 shares owned by Shampi, of which Mr. van Voorst Vader is the sole shareholder.
(3) Includes 11,111 shares owned by Trinity Capital, over which shares Mr. Burstein shares voting and investment power.
(4) Includes 44,444 shares owned by members of Mr. Burstein's family, of which shares Mr. Burstein disclaims any voting or investment power.
(5) Includes 100,000 shares issuable upon exercise of warrants owned by the Affiliated Trinity Shareholders.
(6) Includes 1,520,000 shares owned by BigBurger Ltda., of which Mr. Bomeny is a principal shareholder.
(7) Includes (i) 11,111 shares owned by Trinity Capital, over which shares Mr. Burstein has shared voting and investment power, (ii) 44,444 shares owned by members of Mr. Burstein's family, of which shares Mr. Burstein disclaims any voting or investment power, (iii) 100,000 shares issuable upon exercise of warrants held by the Affiliated Trinity Shareholders and (iv) 1,046,422 shares owned by Shampi, of which Mr. van Voorst Vader is the sole shareholder.

COMPLIANCE WITH SECTION 16(A) OF SECURITIES EXCHANGE ACT

    Section 16(a) of the Securities Exchange Act of 1934, requires the Company;s officers and directors, and persons who own more than 10% of the Company's Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange commission ("SEC"). Officers, directors and greater than 10% stockholders are required by SEC rule to furnish the Company with copies of all Section 16(a) forms they file.

    Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no such forms were required for those persons, the Company believes that during the year ended December 31, 1996, all filing requirements applicable to officers, directors and greater than 10% beneficial owners were complied with except that each officer and director (other than Mr. Bomeny) was not timely in filing his initial report of beneficial ownership and one monthly report of one transaction, respectively.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

                                       PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
         AND REPORTS ON FORM 8-K

    (a)  Financial Statements and Financial Statement Schedules:

         (i)  Financial Statements

                Report of Independent Public Accountants

                Consolidated Balance Sheet as of December 31, 1996

                Consolidated Statement of Operations for the year
                 ended December 31, 1996

                Consolidated Statement of Changes in Shareholders' Equity
                 for the year ended December 31, 1996

                Consolidated Statement of Cash Flows
                 for the year ended December 31, 1996

                Notes to the Consolidated Financial Statements

                Report of Independent Public Accountants

                Balance Sheet as of August 31, 1995

                Statements of Operations for the period
                 September 1, 1995 through December 31, 1995 and for the years ended August 31, 1995 and 1994

                Statements of Changes in Shareholders' Equity
                 for the period September 1, 1995 through December 31, 1995 and for the years ended August 31, 1995 and 1994

                Statements of Cash Flows for the period
                  September 1, 1995 through December 31, 1995 and for the years ended August 31, 1995 and 1994

                Notes to the Financial Statements

         (ii) Financial Statement Schedules

              All financial statement schedules are omitted because the conditions requiring their filing do not exist or the information required thereby is included in the financial statements filed, including the notes thereto.


    (b)  Reports on Form 8-K

         None.


    (c)  Exhibits

     3.1      Certificate of Incorporation of the Registrant, as amended(2)
     3.2      By-laws of the Registrant(1)
     4.1      Form of certificate evidencing shares of Common Stock(1)
     4.2      Form of certificate evidencing Series A Redeemable

              Common Stock Purchase Warrants(1)
     4.3 Form of certificate evidencing Series B Redeemable Common Stock Purchase Warrants(1)
     4.4 Form of Unit Purchase Option between the Registrant and GKN Securities Corp.(1)
     4.5 Form of Redeemable Warrant Agreement between the Registrant and American Stock Transfer & Trust Company, as warrant agent(1)
    10.1      Amended and Restated 1992 Stock Option Plan(1)
    10.2 Form of Trust Agreement by and between Registrant and The Chase Manhattan Bank, N.A.(1)
    10.3 Form of Escrow Agreement by and among Registrant, Barry Goldin, Lawrence Burstein, John Cattier, Barry Ridings, Rio Bravo Inversiones, Ltd., Trinity Capital Corp. and American Stock Transfer & Trust Company(1)
    10.4      Form of Letter Agreement concerning conflicts of interest(1)
    10.5      Form of Letter Agreement concerning finder's fees(1)
    10.6 Form of Agreement relating to the vote by Affiliated Initial Stockholders on a Business Combination and their waiver of the right to participate in a certain type of liquidation(1)
    10.7 Form of Agreement relating to the vote by Non-Affiliated Initial Stockholders on a Business Combination and their waiver of certain of their rights to participate in a certain type of liquidation(1)
    10.8 General and Administrative Services Agreement, dated as of September 1, 1993, by and between Registrant and Trinity Capital Corp.(1)
    10.9 Heads of Agreement dated October 30, 1995 among Bob's Industria e Comercio Ltda. ("BIEC"), Arnaldo Bisoni ("Bisoni"), Shampi Investments A.E.C. ("Shampi"), Registrant and Vendex do Brasil Industria e Comercio Ltda. ("Vendex")(2)
    10.10 Supplement to Heads of Agreement dated October 30, 1995 among BIEC, Bisoni, Shampi, Registrant and Vendex(2)
    10.11 Indemnification Agreement dated October 30, 1995 among Registrant, BIEC, Bisoni and Vendex(2)
    10.12 Trademarks Commitment dated October 30, 1995 with respect to the assignment of trademarks relating to Venbo's business from Vendex International N.V. to Shampi and Registrant(2)
    10.13 First Amendment to the Heads of Agreement dated January 18, 1996 among BIEC, Bisoni, Shampi, Registrant and Vendex(2)
    10.14 Assignment and Transfer of Quotas and Other Covenants dated March 19, 1996 by and among BIEC, Bisoni, Registrant, Vendex and Shampi(2)

    10.15 Conditional Assignment and Transfer of Trademark Rights dated March 19, 1996 between Registrant and Vendex International, N.V.(2)
    10.16 Pledge and Security Agreement dated March 19, 1996 by and among Shampi, Registrant, BIEC, Vendex and Vendex International, N.V.(2)
    10.17 Agreement dated March 19, 1996 by and among Coca-Cola Industrias Ltda., Recofarma Industria do Amazonas Ltda. and Venbo(2)
    10.18 Agreement dated January 8, 1996 by and between Hardee's Food Systems, Inc. and Venbo(2)
    10.19 Agreement to the Assignment and Transfer of Quotas of Bigburger Sao Paulo Lanchonetes Ltda. dated June 10, 1996 among Rucker, Theodoro Henrique da Silva, Registrant and Theodoro Henrique da Silva Junior(3)
    10.20 Agreement to the Assignment and Transfer of Quotas of Bigburger Goiania Lanchonetes Ltda. dated June 10, 1996 among Rucker, Theodoro Henrique da Silva, Registrant and Theodoro Henrique da Silva Junior(3)
    10.21 Exchange Agreement dated July 24, 1996 among Registrant, BigBurger Ltda., BigBurger Niteroi Lanchonetes Ltda., BigBurger Fortaleza Lanchonetes Ltda., BigBurger Aracaju Lanchonetes Ltda., BigBurger Porto Alegre Lanchonetes Ltda., and BigBurger Recife Lanchonetes Ltda.(4)
    21.1      Subsidiaries of Registrant

    27        Financial Data Schedule

____________
(1) Denotes document filed as an exhibit to Registrant's Registration Statement on Form S-1 (File No. 33-71368) and incorporated herein by reference.
(2) Denotes document filed as an exhibit to Registrant's Registration Statement on Form S-1 (File No. 333-3754) and incorporated herein by reference.
(3) Denotes document filed as an Exhibit to Registrant's Current Report on Form 8-K dated June 24, 1996.
(4) Denotes document filed as an exhibit to Registrant's Current Report on Form 8-K/A dated August 7, 1996.

                     BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
                        (formerly Trinity Americas Inc.)

================================================================================

                          INDEX TO FINANCIAL STATEMENTS

                                                                      Page
                                                                      ----

  Report of Independent Public Accountants                            F-2

  Consolidated Balance Sheet as of December 31, 1996                  F-3

  Consolidated Statement of Operations for the year
   ended December 31, 1996                                            F-4

  Consolidated Statement of Changes in Shareholders' Equity           F-5
   for the year ended December 31, 1996

  Consolidated Statement of Cash Flows
   for the year ended December 31, 1996                               F-6

  Notes to the Consolidated Financial Statements                      F-7-F-17

  Report of Independent Public Accountants                            F-18

  Balance Sheet as of August 31, 1995                                 F-19

  Statements of Operations for the period
   September 1, 1995 through December 31, 1995 and for the
   years ended August 31, 1995 and 1994                               F-20

  Statements of Changes in Shareholders' Equity
   for the period September 1, 1995 through December 31,
   1995 and for the years ended August 31, 1995 and 1994              F-21

  Statements of Cash Flows for the period
    September 1, 1995 through December 31, 1995 and for
    the years ended August 31, 1995 and 1994                          F-22

  Notes to Financial Statements                                       F-23-F-25

                       Report of Independent Public Accountants


To the Shareholders of Brazil Fast Food Corp. and Subsidiaries:

We have audited the accompanying consolidated balance sheet of Brazil Fast Food Corp. and subsidiaries (formerly Trinity Americas Inc.) (a Delaware corporation) as of December 31, 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that out audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brazil Fast
Food Corp. and subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


                                               /s/ ARTHUR ANDERSEN LLP

New York, New York
March 26, 1997

                     BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
                        (formerly Trinity Americas Inc.)

                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 1996

================================================================================

                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                     R$ 1,481,000
  Accounts receivable, net of allowance
   for doubtful accounts of R$302,000                               1,491,000
  Inventories                                                        828,000
  Prepaid and other assets                                         1,206,000
                                                                ------------

      TOTAL CURRENT ASSETS                                         5,006,000

PROPERTY AND EQUIPMENT, NET                                       23,421,000

DEFERRED CHARGES, NET                                             13,602,000

GOODWILL, NET OF ACCUMULATED AMORTIZATION
   of R$198,000                                                    6,116,000

OTHER                                                                 18,000
                                                                ------------

      TOTAL ASSETS                                              R$48,163,000
                                                                ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable                                                 R$ 1,899,000
  Accounts payable                                                 3,081,000
  Accrued expenses                                                 1,578,000
  Payroll and related accruals                                     2,341,000
  Taxes, other than income taxes                                     872,000
  Deferred income                                                    625,000
  Other                                                              440,000
                                                                ------------

      TOTAL CURRENT LIABILITIES                                   10,836,000
                                                                ------------

NOTES PAYABLE, less current portion                                2,597,000

DEFERRED INCOME, LESS CURRENT PORTION                              2,852,000
                                                                ------------

      TOTAL LIABILITIES                                           16,285,000
                                                                ------------

COMMITMENTS AND CONTINGENCIES (Note 13)

SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 5,000
    shares authorized; no shares issued                                 --
  Common stock, $.0001 par value, 20,000,000
    shares authorized; 10,404,484 shares issued
     and outstanding                                                   1,000
  Additional paid-in capital                                      36,664,000
  Retained earnings (deficit)                                     (4,794,000)
  Cumulative translation adjustment                                    7,000
                                                                ------------

      TOTAL SHAREHOLDERS' EQUITY                                  31,878,000
                                                                ------------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                R$48,163,000
                                                                ============

             See the accompanying notes to the financial statements.

                     BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
                        (formerly Trinity Americas Inc.)

                      CONSOLIDATED STATEMENT OF OPERATIONS
                              FOR THE YEAR ENDED
                               DECEMBER 31, 1996

================================================================================

NET OPERATING REVENUES:
 Restaurant sales                                                R$53,650,000
 Franchise income                                                     619,000
 Other income                                                       1,193,000
                                                                 ------------

      TOTAL NET OPERATING REVENUES                                 55,462,000
                                                                 ------------
COSTS AND EXPENSES:
 Cost of restaurant sales                                          19,487,000
 Restaurant payroll and other employee benefits                    12,762,000
 Restaurant occupancy and other expenses                            4,420,000
 Depreciation and amortization                                      2,522,000
 Other operating expenses                                           8,214,000
 Selling expenses                                                   3,425,000
 General and administrative expenses                                9,637,000
                                                                 ------------

      TOTAL COSTS AND EXPENSES                                     60,467,000
                                                                 ------------

(LOSS) FROM OPERATIONS                                             (5,005,000)

INTEREST INCOME                                                       106,000

INTEREST EXPENSE                                                     (132,000)

FOREIGN EXCHANGE GAIN                                                   4,000
                                                                 ------------

(LOSS) BEFORE BENEFIT FOR INCOME TAXES                             (5,027,000)

BENEFIT FROM INCOME TAXES                                             (43,000)
                                                                 ------------

NET (LOSS)                                                       R$(4,984,000)
                                                                 ============

NET (LOSS) PER COMMON SHARE                                      R$      (.65)
                                                                 ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                          7,696,106
                                                                 ============

             See the accompanying notes to the financial statements.

                     BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
                        (formerly Trinity Americas Inc.)

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                      FOR THE YEAR ENDED DECEMBER 31, 1996

================================================================================

                                       Common Stock          Additional      Retained       Cumulative
                                -----------------------       Paid-In        Earnings      Translation
                                   Shares     Par Value       Capital        (Deficit)      Adjustment       Totals
                                ----------    ---------    ------------     ------------   ------------    ------------
Balance, January 1,1996          2,964,861     R$  --      R$ 9,727,000     R$   190,000      R$ --        R$ 9,917,000

Issuance of shares for
 acquisitions                    3,076,422         --        11,593,000             --           --          11,593,000

Issuance of shares for
 private placements              4,363,201       1,000       15,344,000             --           --          15,345,000

Net loss for the year                 --          --               --         (4,984,000)        --          (4,984,000)

Cumulative translation
 adjustment                           --          --               --               --          7,000             7,000
                                ----------     -------     ------------     ------------      -------      ------------

Balance, December 31, 1996      10,404,484     R$1,000     R$36,664,000     R$(4,794,000)     R$7,000      R$31,878,000
                                ==========     =======     ============     ============      =======      ============

             See the accompanying notes to the financial statements.

                     BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
                        (formerly Trinity Americas Inc.)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              FOR THE YEAR ENDED
                               DECEMBER 31, 1996
================================================================================

CASH FLOW FROM OPERATING ACTIVITIES:
 Net (loss)                                                     R$(4,984,000)
 Adjustments to reconcile net (loss)
   cash provided by operating activities:
   Depreciation and amortization                                   3,017,000
   Changes in assets and liabilities net of effects
     from acquisitions:
   (Increase) in accounts receivable, net                           (649,000)
   (Increase) in inventories                                        (238,000)
   (Increase) in other current assets                               (859,000)
    Increase in accounts payable                                   1,805,000
    Increase in accrued expenses                                     672,000
    Increase in payroll and related costs                            335,000
    Increase in taxes other than income taxes                        430,000
    (Decrease) in other liabilities                               (1,962,000)
    Increase in deferred income                                    3,477,000
                                                                ------------

      CASH FLOWS OPERATING ACTIVITIES                              1,044,000
                                                                ------------

CASH FLOW FROM INVESTING ACTIVITIES:
 Payment for purchase of acquisitions, net of cash acquired      (17,418,000)
 Additions to property and equipment                              (7,020,000)
 Decrease in restricted cash and investments                       9,477,000
                                                                ------------

      CASH FLOWS (USED IN) INVESTING ACTIVITIES                  (14,961,000)
                                                                ------------

CASH FLOW FROM FINANCING ACTIVITIES:
 Proceeds from issuance of shares of common stock                 15,335,000
 Proceeds from issuance of notes payable                           1,660,000
 Repayments of notes payable                                      (1,630,000)
                                                                ------------

      CASH FLOWS FINANCING ACTIVITIES                             15,365,000
                                                                ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                7,000
                                                                ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                          1,455,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                        26,000
                                                                ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                        R$ 1,481,000
                                                                ============

             See the accompanying notes to the financial statements

                     BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
                        (formerly Trinity Americas Inc.)

                          NOTES TO FINANCIAL STATEMENTS

================================================================================

NOTE 1 - BUSINESS AND OPERATIONS

      Brazil Fast Food Corp. (formerly Trinity Americas Inc.) (the "Company") was incorporated in the State of Delaware on September 16, 1992, to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other similar business combination with an operating business. The Company was in the development stage until March 19, 1996.

      On March 19, 1996 (the "Closing"), the Company acquired all of the outstanding quotas (shares of capital stock) of Venbo from Bob's Industria e Comercio Ltda. ("BIEC") and Arnaldo Bisoni ("Bisoni" and with BIEC, collectively, the "Sellers") for $19,200,000 (the "Purchase Price"), of which $16,700,000 was paid in cash at the Closing (inclusive of $100,000 which had been previously paid in October 1995 upon the parties' execution of the Heads of Agreement), with the balance of $2,500,000 payable with interest at the rate of 1-1/2% per annum over LIBOR due 720 days from the Closing. In addition, the Company acquired all of the trademarks relating to Venbo's business from Vendex International N.V., an affiliate of the Sellers, for $1,800,000, payable to BIEC with interest at the rate of 6-7/8% per annum in monthly installments equal to 4% of Venbo's net sales for each immediately preceding month. The Company's acquisition of the quotes and trademarks is hereinafter referred to as the "Acquisition".

      The Acquisition was treated for accounting purposes as a purchase and the consideration paid in excess of the net assets acquired was allocated to those net assets based on their fair market value. The unallocated amount has been classified as goodwill (R$3,580,000) and is being amortized over a 20 year period.

      At the date of Acquisition, Venbo, a Brazilian limited liability company which conducts business under the trademark "Bob's", owned and, directly and through franchisees, operated the second largest chain of hamburger fast food restaurants in Brazil.

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

      Subsequent to the Acquisition discussed above, Brazil Fast Food Corp changed its fiscal year to December 31, and filed a transition report on Form 10-Q for the period from September 1, 1995 to December 31, 1995.


     The Company sustained losses in the amount of R$4,984,000 for the year ended December 31, 1996. The Company's current assets include approximately R$1,481,000 in cash with approximately R$2,300,000 in accounts receivable and inventory. This is offset by approximately R$11,000,000 in current liabilities, R$3,000,000 of which is due to vendors, other operating costs and notes payable. The Company's operations provided net cash flows of approximately R$1,000,000 in 1996, most of which was used to fund the the acquisitions of two major chains of stores and capital expenditures.

     The Company plans to increase sales which includes introducing new programs and other products lines (i.e. a breakfast line) as well as its plans to open new stores primarily through franchising. Management's plans include reducing costs by negotiating more favorable terms in their food purchases as well as other general administrative expenses. In the opinion of management, these plans, coupled with the Company's current financing capabilities and the private placement of its securities in the amount of $1,210,000 made in the quarter ended March 31, 1997, will be sufficient to provide the Company with the ability to continue its operations for 1997.

                     BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
                        (formerly Trinity Americas Inc.)

                          NOTES TO FINANCIAL STATEMENTS

================================================================================

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

a.    Generally Accepted Accounting Principles ("GAAP")

      The financial statements have been prepared in accordance with GAAP used in the United States. Such accounting principles differ in certain respects from Brazilian GAAP, which is applied by the Company for annual financial statement preparation. In addition, certain reclassifications and changes in terminology have been made to financial statements previously issued in order that the present financial statements conform with reporting practices prevailing in the United States.

      Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

b.    Constant Currency Restatement

      The 1996 financial statements have been indexed and expressed in currency of constant purchasing power at December 31, 1996 by using a monthly index derived from the Indice Geral de Precos-Mercado (IGP-M).

      Through 1995, the Company used the Unidade Fiscal de Referencia (UFIR) as the basis to reflect constant Brazilian Reais. Starting in 1996, the Company commenced using the IGP-M as the basis for indexation.

                                         Value of 1.0              Inflation for
                                       Restatement Units            the period
                                         of One Real                    %
                                       -----------------           -------------
              Year
              ----

              1992                         0.0026691                    1,129.4
              1993                         0.0673164                    2,422.1
              1994                         0.6767000                      905.3
              1995                         0.8287000                       22.5
              1996                         0.9049000                        9.2

      The Company believes that the above indicies are appropriate general price level inflation indications to be used under US GAAP.

      Items in the income statement are adjusted to the balance sheet date by:

      o Allocating inflationary holding gains or losses on interest bearing monetary assets and liabilities to their corresponding interest income and expense captions;

      o Allocating inflationary holding gains and losses from other monetary items to their corresponding income and expense captions.

      The allocation of the inflationary gains and losses to their respective income statement captions is shown in Note 9.

                     BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
                        (formerly Trinity Americas Inc.)

                          NOTES TO FINANCIAL STATEMENTS

================================================================================

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd):

c.    Foreign Currency

      Transactions in foreign currency are recorded at the prevailing exchange rate at the time of the related transactions. Assets and liabilities denominated in foreign currencies are translated into Brazilian Reais at exchange rates reported by the Central Bank of Brazil at the balance sheet date. The related transaction gains and losses are recognized in the statement of operations as they occur.

d.    Inventories

      Inventories, primarily consisting of food, beverages and supplies, are stated at the lower of indexed cost or replacement value. Cost of inventories is determined principally on the average cost method.

e.    Financial Investments

      In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". This Statement requires the classification of debt and equity securities based on whether the securities that will be held to maturity, are considered trading securities or are available for sale. Classification within these categories may require the securities, to be reported at their fair market value with unrealized gains and losses included either in current earnings or reported as a separate component of shareholders' equity, depending on the ultimate classification, The Company adopted the provisions of this statement on September 1, 1994, which had no material impact on the Company's financial statements.

f.    Property and Equipment

      Property and equipment are stated at price-level adjusted cost, less price-level adjusted accumulated depreciation. Depreciation on property and equipment is provided using the straight-line method over the following estimated useful lives of the related assets:

                                                          Years
                                                          -----

           Buildings and building improvements             50
           Leasehold improvements                          5-10
           Machinery and equipment                        10-15
           Furniture and fixtures                         10-15
           Vehicles                                        13

g.    Deferred Charges

      Deferred charges, which relate to leasehold premiums paid in advance for rented outlet premises are stated at price-level adjusted cost, less price-level adjusted accumulated amortization.

      The amortization period is the term of management's estimate of the related rental contract including renewal options which are solely at the discretion of the Company.

h.    Preopening Costs

      Labor costs and the costs of hiring and training personnel and certain other costs relating to the opening of new restaurants are expensed as incurred.

                     BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
                        (formerly Trinity Americas Inc.)

                          NOTES TO FINANCIAL STATEMENTS

================================================================================

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd):

i.    Franchise Fee Revenue

      Initial franchise fee revenue is recognized when all material services and conditions relating to the franchise have been substantially performed or satisfied which normally occurs when the restaurant is opened. Annual franchise fees based on a percentage of the revenues of the franchisee are recognized when earned.

j.    Income Taxes

      Deferred taxes are provided on the liability method on a full provision basis in accordance with Statement of Financial Accounting Standards No. 109.

k.    Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

l.    Long-lived Assets

      The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," effective January 1, 1996. SFAS No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. There was no material effect on the financial statements from the adoption of SFAS No. 121.

m.    Net Income (Loss) Per Common Share

      Net income (loss) per common share is computed based on the weighted average number of common shares outstanding and common stock equivalents, if not anti-dilutive.

      Subsequent to December 31, 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. This statement establishes standards for computing and presenting earnings per share (EPS), replacing the presentation of currently required primary EPS with a presentation of Basic EPS, for entities with complex capital structures, the statement requires the dual presentation of both Basic EPS and Diluted EPS on the face of the statement of operations. Under this new standard, Basic EPS is computed based on weighted average shares outstanding and excludes any potential dilution; Diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock and is similar to the currently required fully diluted EPS, SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and earlier application is not permitted. When adopted, the Company will be required to restate its EPS data for all prior periods presented. The Company does not expect the impact of the adoption of this statement to be material to previously reported EPS amounts.

NOTE 3 - RESTRICTED CASH AND INVESTMENTS

      The Company, pursuant to the terms of its initial public offering ("the Offering"), held approximately $9.6 million as of March 19, 1996, which included interest income, in a trust account which was primarily invested in a short term U.S. Government Security. These funds were released, in connection with the terms of the Offering, upon the consummation of the Acquisition.

                     BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
                        (formerly Trinity Americas Inc.)

                          NOTES TO FINANCIAL STATEMENTS

================================================================================

NOTE 4 - OTHER ACQUISITIONS

      On June 10, 1996, the Company acquired all of the outstanding quotas (capital shares) of, respectively, BigBurger Sao Paulo Lanchonetes
      Ltda. and BigBurger Goiania Lanchonetes Ltda., each a Brazilian corporation (collectively, the "Acquired Companies"), from Rucker Holding Corporation, a non-affiliated British Virgin Islands corporation ("Rucker"), for (i) R$251,000 and (ii) 510,000 shares of the Company's common stock valued at R$1,712,000. The Acquired Companies owned and operated 7 "Mr. Theo" hamburger fast food restaurants in Sao Paulo and Goiania, Brazil. All of these restaurants have been rebranded and are now operating under the Company's "Bob's" tradename. This acquisition has been accounted for using the purchase method of accounting. In connection with this acquisition, the Company has recorded approximately R$368,000 of excess purchase price over net assets acquired which is being amortized over a 20 year period.

      On July 24, 1996, the Company acquired all of the operating assets of each of BigBurger Ltda. ("BigBurger") and five of its affiliates, all Brazilian corporations (collectively, the "BigBurger Companies"), for 1,520,000 shares of the Company's common stock valued at R$6,423,000. The BigBurger Companies owned and operated 27 hamburger fast food restaurants, inclusive of outlets operated by franchisees, in 9 Brazilian states. All of these restaurants have been rebranded with the exception of one which is being rebranded and are now operating under the Company's "Bob's" tradename. This acquisition has been accounted for using the purchase method of accounting. In connection with this acquisition, the Company has recorded R$2,366,000 of excess purchase price over net assets acquired which is being amortized over a 20 year period.

      The following unaudited proforma information presents a summary of the consolidated results of operations of the Company as if all acquisitions had occurred on January 1, 1994.

                                      1996             1995            1994
                                 -------------     ------------    --------

      Net Operating Revenues     R$ 76,206,000     R$77,638,000    R$63,614,000

      Net Loss                   R$($7,657,000)    R$(9,213,000)   R$(4,273,000)

      Loss per Common Share      R$       (.74)    R$      (.89)   R$      (.41)

      The unaudited proforma results have been prepared for comparative purposes only and include certain adjustments, such as the amortization of the excess of cost over net assets acquired and increased number of shares outstanding. No adjustment has been made for stores that had been closed for rebranding during this period. These pro-forma results do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions been in effect on January 1, 1994 or of future results of operations of the consolidated entities.

NOTE 5 -  PROPERTY AND EQUIPMENT
                                                                   December 31,
                                                                      1996
                                                                   ------------

      Land                                                        R$ 2,691,000
      Buildings and building improvements                            4,086,000
      Leasehold improvements                                         5,748,000
      Machinery and equipment                                        9,587,000
      Furniture and fixtures                                         3,257,000
      Vehicles                                                         185,000
      Other                                                             38,000
                                                                  ------------
                                                                    25,592,000
      Less: Accumulated depreciation and amortization               (2,171,000)
                                                                   ------------
                                                                  R$23,421,000
                                                                    ============

                     BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
                        (formerly Trinity Americas Inc.)

                          NOTES TO FINANCIAL STATEMENTS

================================================================================

NOTE 6 -  DEFERRED CHARGES, NET

                                                                   December 31,
                                                                      1996
                                                                    -----------

      Leasehold premiums                                           R$14,250,000
      Less: Accumulated amortization                                   (648,000)
                                                                   ------------
                                                                   R$13,602,000
                                                                   ============

NOTE 7 -  ACCRUED EXPENSES

                                                                   December 31,
                                                                      1996
                                                                   ------------

      Rent payable                                                 R$   649,000
      Accrued utilities                                                 212,000
      Accrued freight                                                    97,000
      Accrued maintenance                                                81,000
      Accrued advertising                                                82,000
      Other accrued liabilities                                         457,000
                                                                   ------------
                                                                   R$ 1,578,000
                                                                   ============

NOTE  8 - NOTES PAYABLE

a) The Company has revolving lines of credit agreements with several Brazilian financial institutions for maximum borrowings of R$2,750,000. As of December 31, 1996, the Company had R$1,660,000 outstanding under these facilities. Interest charged on these loans range from 1.5% to 2.5% per month and in some cases are guaranteed by certain of the Company's officers.

b) As part of the Acquisitions, the Company incurred $2,500,000 (R$2,597,000) payable to the sellers with interest at the rate of 1-1/2% per annum over LIBOR due March 1998. Additionally, the Company incurred $1,800,000 (R$1,776,960) payable to BEIC for the purchase of certain trademarks. This payable bears interest at 6-7/8% per annum and is due in monthly installments equal to 4% of the Company's Net Revenues. At December 31, 1996, the Company owes R$239,000 on this obligation.

c) Commencing in 1997, a major financial institution agreed to provide a credit facility of $3,000,000 to be used by the Company for information technology expenditures and an additional $2,000,000 for other restaurant equipment.

NOTE  9 - INFLATIONARY EFFECTS ON THE FINANCIAL STATEMENTS

      Inflationary effects on the financial statements that are included in the statements of operations comprise principally net purchasing power gains. For the purposes of presenting the financial statements in their fully indexed form, realized inflationary gains and losses on non-interest bearing assets and liabilities have been allocated to the following captions of the statements of operations:

                                                                    December 31,
                                                                        1996
                                                                    ------------

      Net operating revenues                                        R$ 206,000
      Cost of restaurant sales                                         170,000
      Restaurant occupancy and other
       expenses                                                         55,000
      Depreciation and amortization                                   (269,000)
      General and administrative expenses                               26,000
                                                                    ----------

           Total                                                    R$ 188,000
                                                                    ==========

                     BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
                        (formerly Trinity Americas Inc.)

                          NOTES TO FINANCIAL STATEMENTS

================================================================================

NOTE  9 - INFLATIONARY EFFECTS ON THE FINANCIAL STATEMENTS (cont'd)

      The above stated gain and losses were generated from the following balance sheet accounts:

                                                          December 31,
                                                             1996
                                                          -----------

      Cash and cash equivalents                           R$ 177,000
      Accounts receivable                                     41,000
      Other assets                                           249,000
      Accounts payable and accrued
       expenses                                              (99,000)
      Payroll and related liabilities                       (133,000)
      Taxes other than income taxes                          (23,000)
      Other liabilities                                     (305,000)
                                                          -----------

           Total                                          R$ (93,000)
                                                          ===========

      Inflationary gains and losses on interest bearing assets and liabilities were allocated to the following captions in the statement of operations:

                                                          December 31,
                                                              1996
                                                          ------------

      Gross interest income                                R$ 282,000
      Inflationary loss                                      (298,000)
                                                           ----------
      Net interest income                                  R$ (16,000)
                                                           ==========

      Gross interest expense                               R$(257,000)
      Inflationary gain                                       125,000
                                                           ----------
      Net interest expense                                 R$(132,000)
                                                           ==========

      Gross exchange (loss)                                R$ (73,000)
      Inflationary gain                                        78,000
                                                           ----------
      Net exchange gain                                    R$   5,000
                                                           ==========

      The inflationary gains and losses were generated from bank balances and bank overdrafts.

NOTE 10 - CASH FLOW INFORMATION

      Supplemental Disclosure of Cash Flow information:
                                                           December 31,
                                                               1996
                                                           ------------

      Interest paid                                        R$    191,000
      Income taxes paid                                    R$       --

      Details of Acquisitions:
       Fair Value of assets acquired                       R$ 40,172,000
       Liabilities assumed                                 R$(10,931,000)
       Stock issued                                        R$(11,593,000)
       Cash acquired                                       R$   (230,000)
                                                           -------------
      Net cash used in acquisitions                       R$ 17,418,000
                                                           -------------
                                                           -------------

                         BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
                            (formerly Trinity Americas Inc.)

                              NOTES TO FINANCIAL STATEMENTS

NOTE 11 - TAXATION

     Tax losses through December 31, 1996 relating to income tax and social contribution tax amount to R$7,673,000. Social contribution tax is a Brazilian tax levied on taxable income and is by its nature comparable to corporate income tax. At the date of Acquisition, Venbo had R$5,244,000 of loss carryforwards. The utilization of these pre-acquisition losses recognized subsequent to the Acquisition, first reduces to zero any goodwill related to the Acquisition, second reduces other non-current intangible assets to zero and third reduces income tax expense.

     The accumulated tax loss position can be offset against future taxable income. Recent Brazilian tax legislation restricts the offset of accumulated tax losses to 30% of taxable profits on an annual basis. These losses can be used indefinitely and are not impacted by a change in ownership of the Company.

     The following is a reconciliation of the amount of reported income tax benefit and the amount computed by applying the combined statutory tax rate of 33% to the loss before income taxes:

                                                                   December 31,
                                                                       1996
                                                                   ------------

     Tax benefit at the combined statutory rate                    R$(1,659,000)

     Valuation allowances recorded against net
      deferred tax assets                                             1,659,000

     Other                                                              (43,000)
                                                                   ------------

     Income tax benefit as reported in the
      accompanying consolidated financial statements               R$   (43,000)
                                                                   ------------

     The following summarizes the composition of deferred tax assets and liabilities and the related valuation allowance at December 31, 1996, based on temporary differences and tax loss carryforwards determined by applying social contribution tax and income tax rates of respectively, 8% and 25%.

                                             Social
                                          Contribution     Income
                                               Tax           Tax          Total
                                          ------------  ------------  ------------
      Deferred tax assets:
       Tax loss carry forward             R$ 1,557,000  R$ 4,323,000  R$ 5,880,000
       Provision for contingencies               2,000         6,000         8,000
                                          ------------  ------------  ------------

           Total deferred tax assets         1,559,000     4,329,000     5,888,000
                                          ------------  ------------  ------------

      Deferred tax liabilities:
       Deferred income                           8,000        26,000        34,000
       Present value adjustment                  1,000         3,000         4,000
       Fixed assets                             63,000       198,000       261,000
       Deferred charges                        570,000     1,781,000     2,351,000
                                          ------------  ------------  ------------

           Total deferred tax liabilities      642,000     2,008,000     2,650,000
                                          ------------  ------------  ------------

       Net deferred tax assets                 917,000     2,321,000     3,238,000

       Valuation allowance                    (917,000)   (2,321,000)   (3,238,000)
                                          ------------  ------------  ------------
                                          R$     -0-    R$     -0-    R$     -0-
                                           ===========  ============  ============

     The valuation allowance reflects the Company's assessment of the likelihood of realizing the net deferred tax assets in view of current operations and the Company's recurring losses.

                     BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
                        (formerly Trinity Americas Inc.)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 12 - RELATED PARTY TRANSACTIONS

     The Company was charged $100,000 by an entity related to two of the Company's directors related to their assistance in the Company's financing activities.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

a.   Operating Leases

     The future minimum lease payments under operating leases with an initial or remaining noncancelable lease term in excess of one year at December 31, 1996 are as follows:

           December 31,
           ------------
              1997                                    R$ 3,541,000
              1998                                       3,104,000
              1999                                       2,749,000
              2000                                       2,382,000
              2001                                       2,104,000
              Thereafter                                 4,625,000
                                                      ------------

              Total minimum lease payments            R$18,505,000
                                                      ============

     Rent expense was R$2,965,000 for the year ended December 31, 1996. Certain leases provide for escalations for common charges and real estate taxes as well as increased rent payments based upon net revenues.

b.   Other Commitments

     The Company has long term contracts (mainly 5 to 10 years) with all of its franchisees. Under these contracts the franchisee has the right to use the Bob's name and formulas in a specific location or area. The Company has no specific financial obligations in respect of these contracts.

c.   Contingencies

     In the normal course of business, Venbo is involved in legal procedures and claims with both private and governmental parties. At December 31, 1996, contingencies for labor, civil and fiscal claims exist for a total gross amount of approximately R$140,000. The balance sheet at December 31, 1996 contains a provision for these claims.

NOTE 14 - SHAREHOLDERS' EQUITY

     Preferred Stock

     The Board of Directors of the Company is empowered, without shareholder approval, to issue up to 5,000 shares of "blank check" preferred stock (the "Preferred Stock") with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of the Company's Common Stock. As of December 31, 1996, no preferred stock has been issued.

     Common Stock

     In March 1996, the Company completed a Private Placement of 3,115,701 shares of its common stock at $3.20 per share, resulting in net proceeds to the Company of approximately $10,000,000.

                     BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
                        (formerly Trinity Americas Inc.)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 14- STOCKHOLDERS' EQUITY (cont'd)

     At the Closing of the Acquisition, the Company issued 1,046,422 shares of its common stock to Shampi valued at $3,348,550, in exchange for the assignment by Shampi to the Company of Shampi's right to acquire the outstanding quotas of Venbo.

     In September 1996, the Company closed a private placement of 621,250 units (the "Private Placement Units"). Each Private Placement Unit consisted of two shares of the Company's common stock and one warrant to purchase one share of common stock at an exercise price of $5.50 through September 20, 2001. The Company received net proceeds exclusive of related expenses of approximately $4,854,000.

     STOCK OPTION PLAN

     On September 18, 1992, the Company's Board of Directors and a majority interest of the shareholders of the Company approved the Trinity Americas Inc. 1992 Stock Option Plan (the "Plan"). The Plan was subsequently amended and restated on October 27, 1995.

     The Plan, as amended and restated, authorizes the granting of awards, the exercise of which would allow up to an aggregate of 500,000 shares of the Company's common stock to be acquired by the holders of said awards. The awards can take the form of Incentive Stock Options ("ISOs") or Non-qualified Stock Options ("NQSOs"). Options may be granted to employees, directors and consultants. ISOs and NQSOs are granted in terms not to exceed ten years and become exercisable as set forth when the award is granted. Options may be exercised in whole or in part. The exercise price of the ISOs must be at least equal to the fair market price of the Company's common stock on the date of grant or in the case of a plan participant who is granted ISOs and possesses more than 10% of the voting rights of the Company's outstanding common stock must be granted an option price with at least 110% of the fair market value on the date of grant and the option must be exercised within five years from the date of grant. The exercise price of all NQSOs granted under the Plan shall be determined by the Board of Directors of the Company at the time of grant. No options may be granted under the Plan after September 17, 2002.

     The Company accounts for awards granted to employees and directors under APB No. 25, under which no compensation cost has been recognized for stock options granted. Had compensation costs of these stock options been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                              1996
                                           ----------

         Net income (loss) as reported    (R$4,984,000)
         Net income (loss) pro forma      (R$5,633,809)
         Primary loss per share as
          reported                        (R$.65)
         Primary loss per share
          pro forma                       (R$.73)

     The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS does not apply to awards prior to 1995, as additional awards in future years are anticipated. No amounts are shown for 1995 as no options were issued during that time.

                     BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
                        (formerly Trinity Americas Inc.)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 14- STOCKHOLDERS' EQUITY (cont'd)

     All transactions with individuals other than those considered employees, as set forth within the scope of APB No. 25, must be accounted for under the provisions of SFAS No. 123 during 1996, no options were granted to outside consultants.

     Vesting terms of the options range from immediately vesting of all options to a ratable vesting period of 5 1/2 years. Option activity for the years ended December 31, 1996 and 1995 is summarized as follows:

                                                       1996
                                         ---------------------------------
                                                               Weighted
                                                                Average
                                         Shares             Exercise Price
                                         ------             --------------
     Outstanding at beginning of year
       Options granted                   465,000                $4.71
       Options exercised                   --                     --
       Options canceled                    --                     --
                                         -------
     Outstanding at end of year          465,000                $4.71
                                         =======
     Exercisable at end of year          135,000                $3.80
                                         =======


                                        Weighted Average         Weighted Average
                                        Fair Market Value          Exercise Price
                                        ----------------         -----------------

     Options granted at a discount            $4.53                   $4.81

     Options granted at fair market
      value                                   $3.56                   $3.94

     Options granted at a premium             $4.60                   $5.16


     At December 31, 1996, there were 35,000 shares available for grant under the Plan.

     The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following weighted average assumptions used for grants in 1996; risk-free interest rate of 6.26%, no expected divided yield, expected lives of 5 years; and no expected stock price volatility of 142%.

     The following table summarizes information about stock options outstanding at December 31, 1996:

                             Number       Weighted                     Number
                          Outstanding      Average       Weighted    Exercisable      Weighted
                               at         Remaining       Average        at           Average
         Range of         December 31,   Contractual     Exercise    December 31,     Exercise
     Exercise Prices         1996            Life          Price         1996          Price
     ---------------      ------------   -----------     --------    ------------     --------

     $3.25 - $4.88          160,000        4.64           $3.87      $100,000          $3.33
      4.89 -  5.25          305,000        4.22            5.15        35,000           5.15
     -------------          -------        ----           -----      --------          -----
      3.25 -  5.25          465,000        4.37           $4.71       135,000          $3.80


NOTE 15- SUBSEQUENT EVENT

     During the first quarter of 1997, the Company sold an aggregate of 400,000 shares of its Common Stock in unrelated transactions to two Brazilian banks respectively, and one European institutional investor, from which the Company derived net proceeds of $1,210,000.

                       Report of Independent Public Accountants


To the Shareholders of Brazil Fast Food Corp.:

We have audited the accompanying balance sheet of Brazil Fast Food Corp. (formerly Trinity Americas Inc.) (a Delaware corporation) as of August 31, 1995, and the related statements of operations, shareholders' equity and cash flows for the period from September 1, 1995 to December 31, 1995 and for the years ended August 31, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brazil Fast Food Corp. as of August 31, 1995, and the results of its operations and its cash flows for the period from September 1, 1995 to December 31, 1995 and for the years ended August 31, 1995 and 1994 in conformity with generally accepted accounting principles.



New York, New York                                   /s/  ARTHUR ANDERSEN LLP
March 26, 1997

                             BRAZIL FAST FOOD CORP.
                        (formerly Trinity Americas Inc.)

                                  BALANCE SHEET
                                 AUGUST 31, 1995

================================================================================

                                     ASSETS
                                     ------


CURRENT ASSETS:
  Cash and cash equivalents                                        $  240,000
  Restricted cash and investments                                   9,524,000
  Prepaid and other assets                                             23,000
                                                                   ----------

      TOTAL CURRENT ASSETS                                         $9,787,000
                                                                   ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                            $  132,000
                                                                   ----------

      TOTAL CURRENT LIABILITIES                                       132,000
                                                                   ----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 5,000
    shares authorized; no shares issued                                  --
  Common stock, $.0001 par value, 20,000,000
    shares authorized;
     2,965,000 shares issued and outstanding                             --
  Additional paid-in capital                                        9,567,000
  Retained earnings                                                    88,000
                                                                   ----------

      TOTAL SHAREHOLDERS' EQUITY                                    9,655,000
                                                                   ----------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $9,787,000
                                                                   ==========


             See the accompanying notes to the financial statements.

                             BRAZIL FAST FOOD CORP.
                        (formerly Trinity Americas Inc.)

                           STATEMENTS OF OPERATIONS

================================================================================

                                      September 1, 1995
                                              to                  Years Ended
                                      December 31, 1995            August 31,
                                      -----------------    -------------------------
                                                              1995          1994
                                                           -----------   -----------
NET OPERATING REVENUES                   $                 $             $

COSTS AND EXPENSES:
 General and administrative expenses          64,000           301,000       241,000
                                         -----------       -----------   -----------

      TOTAL COSTS AND EXPENSES                64,000           301,000       241,000
                                         -----------       -----------   -----------

LOSS FROM OPERATIONS                         (64,000)         (301,000)     (241,000)

INTEREST INCOME                              224,000           506,000       190,000
                                         -----------       -----------   -----------

INCOME (LOSS) BEFORE PROVISION
 FOR INCOME TAXES                            160,000           205,000       (51,000)

PROVISION FOR INCOME
 TAXES                                        58,000            66,000          --
                                         -----------       -----------   -----------

NET INCOME (LOSS)                        $   102,000       $   139,000   $   (51,000)
                                         ===========       ===========   ===========

NET INCOME (LOSS) PER COMMON SHARE       $       .03       $       .05   $      (.02)
                                         ===========       ===========   ===========

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING                               2,965,000         2,965,000     2,126,000
                                         ===========       ===========   ===========

             See the accompanying notes to the financial statements.

                             BRAZIL FAST FOOD CORP.
                        (formerly Trinity Americas Inc.)

                         STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  FOR THE PERIOD FOR SEPTEMBER 1, 1995 TO DECEMBER 31, 1995
                        AND THE YEARS ENDED AUGUST 31, 1995, AND 1994


================================================================================

                                   Common Stock        Additional     Retained
                             ------------------------    Paid-In      Earnings
                                Shares     Par Value     Capital      (Deficit)     Totals
                             -----------  -----------  -----------  -----------   -----------

Balance, September 1, 1993     1,111,111  $       111  $      --    $             $      --

Issuance of units to public    1,850,000          185    9,567,000         --       9,567,000

Issuance of shares for
 legal services                    3,750         --           --           --            --

Net loss for the year               --           --           --        (51,000)      (51,000)
                             -----------  -----------  -----------  -----------   -----------

Balance, August 31, 1994       2,964,861          296    9,567,000      (51,000)    9,516,000

Net income for the year             --           --           --        139,000       139,000
                             -----------  -----------  -----------  -----------   -----------

Balance, August 31, 1995       2,964,861          296    9,567,000       88,000     9,655,000

Net income for the period           --           --           --         82,000        82,000
                             -----------  -----------  -----------  -----------   -----------

Balance, December 31, 1995     2,964,861  $       296  $ 9,567,000  $   170,000   $ 9,737,000
                             ===========  ===========  ===========  ===========   ===========


             See the accompanying notes to the financial statements.

                             BRAZIL FAST FOOD CORP.
                        (formerly Trinity Americas Inc.)

                            STATEMENTS OF CASH FLOWS

================================================================================

                                        September 1, 1995
                                               to                   Years Ended
                                        December 31, 1995            August 31,
                                        -----------------  ----------------------------
                                                               1995            1994
                                                           -----------     -----------
CASH FLOW FROM OPERATING ACTIVITIES:
 Net income (loss)                       $   102,000       $   139,000     $   (51,000)
 Adjustments to reconcile net income
  (loss) to cash provided by (used in)
  operating activities:
   (Increase) decrease in other current
     assets                                   10,000           (23,000)           --
    Increase (decrease) in accounts
     payable and accrued expenses            101,000            74,000        (157,000)
                                         -----------       -----------     -----------

      CASH FLOWS PROVIDED BY (USED IN)
       OPERATING ACTIVITIES                  213,000           190,000        (208,000)
                                         -----------       -----------     -----------

CASH FLOW FROM INVESTING ACTIVITIES:
 Increase in restricted cash and
  investments                               (222,000)         (459,000)     (9,065,000)
 Increase in deferred acquisition costs     (205,000)             --              --
                                         -----------       -----------     -----------

      CASH FLOWS USED IN
       INVESTING ACTIVITIES                 (427,000)         (459,000)     (9,065,000)
                                         -----------       -----------     -----------

CASH FLOW FROM FINANCING ACTIVITIES:
 Proceeds from shares of common stock           --                --         9,784,000
 (Decrease) in amounts due to
  related parties                               --                --            (2,000)
                                         -----------       -----------     -----------

      CASH FLOWS PROVIDED BY
       FINANCING ACTIVITIES                     --                --         9,782,000
                                         -----------       -----------     -----------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                           (214,000)         (269,000)        509,000

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF YEAR                                     240,000           509,000            --
                                         -----------       -----------     -----------

CASH AND CASH EQUIVALENTS AT END
 OF YEAR                                 $    26,000       $   240,000     $   509,000
                                         ===========       ===========     ===========


             See the accompanying notes to the financial statements

                             BRAZIL FAST FOOD CORP.
                        (formerly Trinity Americas Inc.)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 -  BUSINESS AND OPERATIONS

     Brazil Fast Food Corp. (formerly Trinity Americas Inc.) (the "Company") was incorporated in the State of Delaware on September 16, 1992, to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other similar business combination with an operating business. The Company was in the development stage until March 19, 1996 when it consummated the Acquisition.

     Prior to the Acquisition, Brazil Fast Food Corp. changed its fiscal year to December 31, and filed a transition report on Form 10-Q for the period from September 1, 1995 to December 31, 1995.

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

a.   Financial Investments

     In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". This Statement requires the classification of debt and equity securities based on whether the securities that will be held to maturity, are considered trading securities or are available for sale. Classification within these categories may require the securities, to be reported at their fair market value with unrealized gains and losses included either in current earnings or reported as a separate component of shareholders' equity, depending on the ultimate classification. The Company adopted the provisions of this statement on September 1, 1994, which had no material impact on the Company's financial statement.

b.   Income Taxes

     Deferred taxes are provided on the liability method on a full provision basis in accordance with Statement of Financial Accounting Standards No. 109.

c.   Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

d.   Net Income (Loss) Per Common Share

     Net income (loss) per common share is computed based on the weighted average number of common shares outstanding and common stock equivalents, if not anti-dilutive.

NOTE 3 - RESTRICTED CASH AND INVESTMENTS

     The Company, pursuant to the terms of its initial public offering ("the Offering"), held approximately $9.6 million as of March 19, 1996, which included interest income, in a trust account which was primarily invested in a short term U.S. Government Security. These funds were released, in connection with the terms of the Offering, upon the consummation of the Acquisition.

                             BRAZIL FAST FOOD CORP.
                        (formerly Trinity Americas Inc.)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 4 - SHAREHOLDERS' EQUITY

     Preferred Stock

     The Board of Directors of the Company is empowered, without shareholder approval, to issue up to 5,000 shares of "blank check" preferred stock (the "Preferred Stock") with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of the Company's Common Stock. As of August 31, 1995, no preferred stock has been issued.

     Common Stock

     In February 1994, the Company's Offering for public sale of up to 1,700,000 Units exclusive of the underwriter's over-allotment (the "Units") at an offering price of $6.00 per Unit, closed. The Underwriter exercised a portion of its over-allotment to acquire an additional 150,000 Units for a total of 1,850,000 units sold in the Offering. The Company received net proceeds of $9,567,000 (after deduction of underwriting and offering expenses of approximately $1,533,000).

     Each Unit sold in the Offering consists of one share of the Company's Common Stock, $.0001 par value, one Class A Redeemable Warrant and one Class B Redeemable Warrant. Each Class A Redeemable Warrant and Class B Redeemable Warrant entitles the holder to purchase from the Company one share of Common Stock at an exercise price of $5.50 and $6.00, respectively, commencing on the later of (i) the consummation of a Business Combination or (ii) one year from the date of the prospectus for the sale of such units (February 9, 1995) and ending five years after the Effective Date of the Offering (February 8, 1999). The Class A Redeemable Warrants and Class B Redeemable Warrants are redeemable by the Company, each as a class, in whole and not in part, upon 30 days notice provided the reported high bid price of the Common Stock is at least $8.50 per share for 20 consecutive trading days immediately prior to notice of redemption, at a price of $.05 per Class A Redeemable Warrant or Class B Redeemable Warrant. The warrants became separable and transferable on February 28, 1994.

     In connection with the Offering, the Company sold to the managing Underwriter and its designees, for $17, warrants (the "Underwriter's Warrants") to purchase up to 170,000 Units at an exercise price of $7.92 per Unit. The Underwriter's Warrants are exercisable for a period of four years commencing February 9, 1995. The Underwriter's Warrants are not redeemable by the Company.

     The Company has granted its executive officers and directors 277,780 warrants (50% Class A Warrants and 50% Class B Warrants, collectively the "Warrants") to purchase common stock at $5.50 and $6.00 per share in consideration of future services to be rendered on behalf of the Company. The Warrants are not redeemable by the Company.

     The Company has granted its executive officers and directors 278,000 warrants (50% Class A Warrants and 50% Class B Warrants, collectively the "Warrants") to purchase Common Stock at $5.50 and $6.00 per share in consideration of future services to be rendered on behalf of the Company. The Warrants are not redeemable by the Company.

                             BRAZIL FAST FOOD CORP.
                        (formerly Trinity Americas Inc.)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 4 - SHAREHOLDERS' EQUITY (cont'd)

     Stock Option Plan

     On September 18, 1992, the Company's Board of Directors and a majority in interest of the shareholders of the Company approved a stock option plan (the "Plan"). The Plan provides for issuance of up to 278,000 options (the "Options") to acquire shares of the Company's Common Stock.

     The Options are intended to qualify either as incentive stock options ("Incentive Stock Options"), within the meaning of Section 422 of the Internal Revenue Code of 1986, or as options which are not intended to meet the requirements of such section ("Nonstatutory Stock Options"). The Options may be granted under the Plan to persons who, in the case of Incentive Stock Options, are key employees (including officers) of the Company, or, in the case of Nonstatutory Stock Options, are key employees (including officers) and nonemployee directors of the Company, except that Nonstatutory Stock Options may not be granted to a holder of more than 10% of the total voting power of the Company.

     The exercise price of all Incentive Stock Options granted under the Plan must be at least equal to the fair market value of such shares on the date of grant or, in the case of Incentive Stock Options granted to the holder of 10% or more of the Company's Common Stock, at least 110% of the fair market value of such shares on the date of grant. The exercise price of all Nonstatutory Stock Options granted under the Plan shall be determined by the Board of Directors of the Company at the time of grant. The maximum exercise period for which the Options may be granted is ten years from the date of grant (five years in the case of Incentive Stock Options granted to an individual owning more than 10% of the Company's Common Stock). The aggregate fair market value (determined at the date of the option grant) of such shares with respect to which Incentive Stock Options are exercisable for the first time by the holder of the option during any calendar year shall not exceed $100,000. To date, no options have been granted under the Plan.

                                      SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Rio de Janeiro, Country of Brazil, on the 10th day of April, 1997.

                        BRAZIL FAST FOOD CORP.


                        By:/s/Peter van Voorst Vader
                           -------------------------------
                           Peter van Voorst Vader
                           Chief Executive Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated:

    SIGNATURE                     TITLE                   DATE
    ---------                     -----                   ----

                                  Chief Executive
                                  Officer (Principal
                                  Executive Officer)
/s/Peter van Voorst Vader         and Director           April 10, 1997
Peter van Voorst Vader

                                  Vice President -
                                  Finance (Principal
                                  Financial Officer and
/s/Marcos Bastos Rocha            Accounting Officer)    April 10, 1997
Marcos Bastos Rocha


                                  President and
                                  Chief Operating
/s/Rogerio Carlos Lamim Braz      Officer                April 10, 1997
Rogerio Carlos Lamim Braz


                                  Chairman of
/s/Omar Carneiro da Cunha         the Board              April 10, 1997
Omar Carneiro da Cunha


                                  Director
Ian S. Barnett


/s/Lawrence Burstein              Director               April 10, 1997
Lawrence Burstein


                                  Director
Jose Ricardo Bosquet Bomeny