Form 10-Q
period 1997-03-31
BRAZIL FAST FOOD CORP
filed 1997-05-20
CIK 914537

                                 United States
                       Securities and Exchange Commission
                            Washington, D.C.  20549

                                   Form 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1997

                                       or

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

     10,404,484 shares of Common Stock at May 20, 1997

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

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

================================================================================

                                       ASSETS
                                       ------

                                             March 31, 1997   December 31, 1996
                                             --------------   -----------------


CURRENT ASSETS:
  Cash and cash equivalents                    R$ 1,010,000        R$ 1,531,000
  Accounts receivable, net                        1,220,000           1,542,000
  Inventories                                       645,000             856,000
  Prepaid and other assets                          949,000           1,247,000
                                               ------------        ------------

     TOTAL CURRENT ASSETS                         3,824,000           5,176,000

PROPERTY AND EQUIPMENT, NET                      24,236,000          24,215,000

DEFERRED CHARGES, NET                            14,020,000          14,063,000

GOODWILL, NET OF ACCUMULATED AMORTIZATION         6,240,000           6,323,000

OTHER                                                25,000              20,000
                                               ------------        ------------

     TOTAL ASSETS                              R$48,345,000        R$49,797,000
                                               ============        ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
  Notes payable                                R$ 5,196,000        R$ 1,963,000
  Accounts payable and accrued expenses           3,513,000           4,655,000
  Payroll and related accruals                    2,377,000           2,420,000
  Taxes, other than income taxes                    728,000             902,000
  Deferred income                                   625,000             646,000
  Other                                             638,000             455,000
                                               ------------        ------------

     TOTAL CURRENT LIABILITIES                   13,077,000          11,041,000
                                               ------------        ------------

NOTES PAYABLE, less current portion                       -           2,685,000

DEFERRED INCOME, less current portion             2,696,000           2,949,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 5,000
    shares authorized; no shares issued                   -                   -
  Common stock, $.0001 par value, 20,000,000
    shares authorized; 10,704,484 and
    10,404,484 shares issued and outstanding
    at March 31, 1997 and December 31,
    1996, respectively                                1,000               1,000
  Additional paid-in capital                     38,849,000          37,908,000
  Retained earnings (deficit)                    (6,278,000)         (4,794,000)
  Cumulative translation adjustment                       -               7,000
                                               ------------        ------------

     TOTAL SHAREHOLDERS' EQUITY                  32,572,000          33,122,000
                                               ------------        ------------

     TOTAL LIABILITIES AND SHAREHOLDERS'
       EQUITY                                  R$48,345,000        R$49,797,000
                                               ============        ============


                  See  Selected Notes to Financial Statements.

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
================================================================================



                                                  For the Three Months
                                                    Ended March 31,
                                              ----------------------------
                                                  1997           1996
                                              -------------  -------------

NET OPERATING REVENUES:
  Restaurant sales                            R$18,413,000   R$ 2,077,000
  Franchise income                                 342,000         52,000
  Other income                                     446,000         35,000
                                              ------------   ------------

     TOTAL NET OPERATING REVENUES               19,201,000      2,164,000
                                              ------------   ------------

COSTS AND EXPENSES:
  Cost of restaurant sales                       6,480,000        867,000
  Restaurant payroll and other employee
    benefits                                     4,497,000        410,000
  Restaurant occupancy and other expenses        1,727,000        157,000
  Depreciation and amortization                    999,000        129,000
  Other operating expenses                       2,919,000        507,000
  Selling expenses                               1,033,000         94,000
  General and administrative expenses            2,599,000        203,000
                                              ------------   ------------

     TOTAL COSTS AND EXPENSES                   20,254,000      2,367,000
                                              ------------   ------------

(LOSS) FROM OPERATIONS                          (1,053,000)      (203,000)
                                              ------------   ------------

INTEREST INCOME (EXPENSE)                         (431,000)        93,000

OTHER EXPENSE                                            -        (31,000)
                                              ------------   ------------

(LOSS) BEFORE PROVISION FOR
  INCOME TAXES                                  (1,484,000)      (141,000)

PROVISION FOR INCOME TAXES                               -         21,000
                                              ------------   ------------

NET (LOSS)                                    R$(1,484,000)  R$  (162,000)
                                              ============   ============

NET (LOSS) PER COMMON SHARE                   R$      (.14)  R$      (.04)
                                              ============   ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING      10,604,484      3,844,000
                                              ============   ============




                  See Selected Notes to Financial Statements.

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

==========================================================================

                                                   For The Three Months
                                                      Ended March 31,
                                              ------------------------------
                                                    1997          1996
                                              --------------  --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                   R$(1,484,000)  R$ (162,000)
  Adjustments to reconcile net
    (loss) to net cash provided by
    (used in) operating activities:
      Depreciation and amortization                 990,000       129,000

  Changes in operating assets and
    liabilities, net of effects from
    acquisition of businesses:
     (Increase) Decrease in:
       Accounts receivable                          322,000             -
       Inventories                                  211,000             -
       Other current assets                         298,000             -
       Deferred charges                              (6,000)            -
      Increase (Decrease) in:
       Accounts payable and accrued
         liabilities                             (1,141,000)      303,000
       Payroll and related accruals                 (43,000)            -
       Taxes, other than income taxes              (174,000)            -
       Deferred income                             (274,000)    3,944,000
       Other current liabilities                    183,000             -
                                                -----------   -----------

          NET CASH PROVIDED BY (USED IN)
            OPERATING ACTIVITIES                 (1,118,000)    4,214,000
                                                -----------   -----------

CASH FLOWS INVESTING ACTIVITIES:
  Capital expenditures                             (884,000)            -
  Increase in restricted cash and
    investments                                           -      (105,000)
  Release of restricted cash and
    investments                                           -     9,577,000
  Acquisitions of businesses                              -   (16,846,000)
                                                -----------   -----------

          NET CASH (USED IN) INVESTING
            ACTIVITIES                             (884,000)   (7,374,000)
                                                -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under lines of credit              547,000             -
  Proceeds from private placement                   941,000     9,532,000
                                                -----------   -----------

          NET CASH PROVIDED BY FINANCING
            ACTIVITIES                            1,488,000     9,532,000
                                                -----------   -----------

EFFECT OF FOREIGN EXCHANGE RATES                     (7,000)            -
                                                -----------   -----------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                 (521,000)    6,372,000

CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD                                          1,531,000        48,000
                                                -----------   -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD       R$ 1,010,000   R$6,420,000
                                               ============   ===========


                  See Selected Notes to Financial Statements.

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 1997
================================================================================




                                                     ADDITIONAL     RETAINED     CUMULATIVE
                                COMMON STOCK          PAID-IN       EARNINGS     TRANSLATION
                            ---------------------
                              SHARES    PAR VALUE     CAPITAL       (DEFICIT)     ADJUSTMENT      TOTALS
                            ----------  ---------  -------------    ---------    ------------  -------------

Balance, January 1, 1997    10,404,484    R$1,000  R$ 37,908,000  R$(4,794,000)      R$7,000   R$33,122,000

Issuance of shares for
  private placements           300,000          -        941,000             -             -        941,000

Net loss for the period              -          -              -    (1,484,000)            -     (1,484,000)

Cumulative translation
  adjustment                         -          -              -             -        (7,000)        (7,000)
                            ----------  ---------  -------------  ------------   -----------   ------------

Balance, March 31, 1997     10,704,484    R$1,000  R$ 38,849,000  R$(6,278,000)      R$    -   R$32,572,000
                            ==========  =========  =============  ============   ===========   ============




                  See Selected Notes to Financial Statements.

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

              SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1 - FINANCIAL STATEMENT PRESENTATION
-----------------------------------------

The accompanying financial statements have been prepared by Brazil Fast Food Corp. (the "Company"), without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1997 and for all periods presented have been made. The results of operations for the period ended March 31, 1997 are not necessarily indicative of the operating results for a full year.

Certain information and footnote disclosures prepared in accordance with general accepted accounting principles and normally included in the financial statements have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

The accompanying financial statements have been presented in Brazilian reais, in accordance with generally accepted accounting principles used in the United States. In the accompanying financial statements, U.S. dollar amounts have been translated into reais using the conversion rates as of March 31, 1997 and December 31, 1996 for the respective balance sheets. For the statements of operations presented, the U.S. dollar activities of the Company were converted into reais, based on the weighted average exchange rate for the period. The 1996 financial statements have been indexed and expressed in currency of constant purchasing power at March 31, 1997 by using a monthly index derived from the Indice Geral de Precos-Mercado (IGP-M). Management believes that this presentation will provide readers a better understanding of performance.


NOTE 2 - SHAREHOLDERS' EQUITY
-----------------------------

During the first quarter of 1997, the Company sold an aggregate of 300,000 shares of its common stock and additionally, in April 1997 sold 100,000 shares of its common stock in unrelated transactions to two Brazilian banks respectively, and one European institutional investor, from which the Company derived net proceeds of $1,210,000.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
          --------------------------------------------------------------------

RESULTS OF OPERATIONS

POST-ACQUISITION
----------------

As the nature of the Company's business subsequent to its acquisition (the "Acquisition") of Venbo Comercio de Alimentos LTDA. ("Venbo") on March 19, 1997 is not comparable to its prior status as a "blank check" acquisition vehicle, the following unaudited comparative financial data of the Company for the three months ended December 31, 1996 and for the three months ended March 31, 1997 are included herein in an effort to facilitate a meaningful presentation of the Company's post-Acquisition operating results.

The accompanying financial statements have been indexed and expressed in currency of constant purchasing power at March 31, 1997 by using a monthly index derived from the Indice Geral de Precos - Mercado (IGP-M). The Company believes that the IGP-M index is an appropriate general price level inflation indication to be used under US GAAP. For the first quarter of 1997, the inflation as measured by the IGP-M was 3.4%.


                                    Three Months           Three Months
                                        Ended                  Ended
                                 December 31, 1996   %    March 31, 1997   %
                                 -----------------        --------------
                                   (In thousands)         (In thousands)

Net Operating revenues:
- Restaurant sales                       R$ 22,450             R$ 18,413
- Franchise Related Income                     288                   342
- Other Income                                 590                   446
                                               ---                   ---

Total net operating revenues                23,328  100.0         19,201  100.0
                                            ------                ------


Costs and expenses:
- Cost of restaurant sales                   7,860   33.7          6,480   33.7
- Restaurant payroll and other
    employee benefits                        5,627   24.1          4,497   23.4
- Restaurant occupancy and other
    expenses                                 1,837    7.9          1,727    9.0
- Depreciation and amortization                375    1.6            999    5.2
- Other operating expenses                   3,011   12.9          2,919   15.2
- Selling expenses                           1,687    7.2          1,033    5.4
- General and administrative expenses        3,772   16.2          2,599   13.5
                                             -----                 -----

Total costs and expenses                    24,169  103.6         20,254  105.5
                                            ------                ------

Loss from operations                          (841)  (3.6)        (1,053)  (5.5)
                                              -----               -------

- Interest income (expense)                    (21)  (0.1)          (431)  (2.2)
- Forex gains (loss)                            36    0.2              0    0.0
                                                --                     -

Income (loss) before Income Taxes             (826)  (3.5)        (1,484)  (7.7)

Income Taxes                                    (8)  (0.0)             0    0.0
                                                ---                    -

Net Income (Loss)                          R$ (834)  (3.6)     R$ (1,484)  (7.7)
                                            ========           ==========

Restaurant Sales
----------------

Net restaurant sales for Company-owned stores were R$ 22,450,000 and R$ 18,413,000, respectively, for the fourth quarter of 1996 and the first quarter of 1997.

The quarter to quarter decrease is primarily attributable to seasonality, which results in higher sales in the month of December due to increased traffic in both shopping malls and downtown areas caused by the holiday season. In addition, there has been an easing of consumer credit in Brazil which has resulted in an increase in spending upon durable goods and a reduction in spending upon certain discretionary items, including fast food.


Franchise Income
----------------

Franchise income was R$ 288,000 and R$ 342,000, respectively, for the fourth quarter of 1996 and the first quarter of 1997. The quarter to quarter increase is primarily, due to a full quarter of operation of 9 new franchised stores opened during the fourth quarter of 1996 as well as the sale of 11 new franchisee stores (5 new franchise contracts), in the first quarter of fiscal 1997.

Cost of Restaurant Sales
------------------------

Cost of restaurant sales expressed as a percentage of net operating revenues was approximately 33.7% for both the fourth quarter of 1996 and the first quarter of 1997. Increase in costs of certain items such as bread and soft drinks was offset by reduced costs of ice cream, cups and paper goods.


Restaurant Payroll and Other Employee Benefits
----------------------------------------------

Restaurant payroll and other employee benefits expressed as a percentage of net operating revenues were approximately 24.1% and 23.4%, respectively, for the fourth quarter of 1996 and the first quarter of 1997. The quarter to quarter decrease is primarily the result of (i) the implementation of a new recruitment program, reducing employee turnover and allowing more flexibility in adjusting the store headcount to demand fluctuations, (ii) an overall revision of headcount resulting in a reduction in the number of assistant store managers, and (iii) reductions in employee transportation costs through an optimization of bus routes.

Restaurant Occupancy Costs and Other Expenses
---------------------------------------------

Restaurant occupancy and other expenses expressed as a percentage of net operating revenues were approximately 7.9% and 9.0%, respectively, for the fourth quarter of 1996 and the first quarter of 1997. The quarter to quarter percentage increase is primarily due to: (i) a full quarter of operation of new Company owned stores in leased properties, thereby reducing the percentage of sales volume in Company owned properties, (ii) the payment of minimum rent in certain stores, correlating with reductions in sales volume. The amount of restaurant occupancy costs and other expenses was reduced to R$ 1,727,000 in the first quarter of 1997 from R$ 1,837,000 in the fourth quarter of 1996, a 6% decrease.


Depreciation and Amortization
-----------------------------

Depreciation and amortization expressed as a percentage of net operating revenues was approximately 1.6% and 5.2% for the fourth quarter of 1996 and the first quarter of 1997, respectively. The amount for the fourth quarter of 1996, includes the full effect in 1996 of the final determination of the allocation of purchase price and the related goodwill on the acquisitions of Venbo, Mr Theo and Bigburger. Had the above mentioned effects been predicated to the respective quarters of 1996, depreciation and amortization expressed as a percentage of net revenues would have been approximately 4.5% for the fourth quarter of 1996. The increase to 5.2% in 1997 results from the opening of new Company owned outlets, a full quarter of depreciation and amortization in the quarter ended March 31, 1997, and a lower net revenue base.


Other Operating Expenses
------------------------

Other operating expenses expressed as a percentage of net operating revenues were approximately 12.9% and 15.2%, respectively, for the fourth quarter of 1996 and the first quarter of 1997. The percentage increases result from lower sales in the first quarter of 1997. The decrease from R$ 3,011,000 to R$ 2,919,000 is primarily due to changes in: (i) the Company's public relations agency at a lower cost, (ii) the Company's collection company, and (iii) the outsourced personnel administration company, in all cases reducing costs and improving quality of the services rendered.


Selling Expenses
----------------

Selling expenses, expressed as a percentage of total net operating revenues, were approximately 7.2% and 5.4%, respectively, for the fourth quarter of 1996 and the first quarter of 1997. The quarter to quarter decrease is primarily the result of an intensive marketing effort during the fourth quarter of 1996, particularly in local media in anticipation of new store openings, the holiday season, new television commercials production and broadcasting, and point of sale materials.


General and Administrative Expenses
-----------------------------------

General and administrative expenses, expressed as a percentage of total net operating revenues, were approximately 16.2% and 13.5%, respectively, for the fourth quarter of 1996 and the first quarter of 1997. General and administrative expenses for the fourth quarter of 1996 include approximately R$ 520,000 of one-time charges comprised mainly of: (i) pre-opening costs such as hiring and training of personnel, pre-opening rental expenses and permitting costs, (ii) loss on the sale of certain former Bigburger stores to franchisees, (iii) provisions for bad debts, (iv) contingencies for labor, civil and fiscal claims. On the other hand, general and administrative expenses for the first quarter of 1997 include approximately R$ 200,000 one-time net gains arising primarily from:
(i) the net result on the sale of a
former Venbo outlet to a franchisee, (ii) the net gain on the sale of the lease of a former Bigburger outlet which was relocated as Bob's, (iii) an insurance recovery received for a store which remained closed for 6 months due to an explosion in a shopping mall. Excluding the above mentioned effects from both the fourth quarter of 1996 and the first quarter of 1997, general and administrative expenses as a percentage of total net operating revenues would be approximately 13.9% or R$ 3,252,000 and 14.6% or R$ 2,799,000, respectively, for the fourth quarter of 1996 and the first quarter of 1997. The decrease is attributable to: a freeze on hiring of additional headquarters personnel and one-time expenses related to the first National Bob's Convention held in October 1996.


Interest Income and Expenses
----------------------------

Interest income and expenses expressed as a percentage of total net operating revenues were approximately (0.1%) and (2.2)%, respectively, for the fourth quarter of 1996 and the first quarter of 1997. This change is attributable to an increase in borrowings from revolving lines of credit as well as the imposition by the Brazilian government of a tax charged at a flat rate of 0.2% on every bank account payment issued.

Liquidity and Capital Resources

    Since its Acquisition on March 19, 1996, the Company has funded its operating losses of R$6,468,00 and made acquisitions of businesses and capital improvements (including furniture, fixtures and equipment) by using cash remaining at the closing of the Acquisition, cash flow generated by operations and by borrowing funds from various sources. As of March 31, 1997, the Company had a cash on hand of R$1,010,000 and a working capital deficiency of R$9,253,000.

    The Company's capital requirements are primarily for expansion of its retail operations. Currently, 71 of the Company's stores are in leased facilities and 9 are owned by the Company. During fiscal 1996, the Company's average cost to open a store approximated R$ 300,000 to R$ 400,000, including leasehold improvements, equipment and beginning inventory, as well as all expenses for store design, site selection, lease negotiation, construction supervision and permitting. The Company currently estimates that the capital expenditures through fiscal 1997 will approximate R$ 3,000,000.

    The Company has received a commitment from an institutional investor for an equity infusion of $4,500,000, subject to such investor's completion of its "due diligence" investigation and the negotiation and execution of a definitive purchase agreement. There can be no assurance that this proposed financing will be consummated.

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

    The Company has also embarked on a plan to substantially reduce its costs, specifically in the area of food purchases and general administrative expenses. In the opinion of management, these actions, coupled with cash flow from operations, vendor financing, available bank and equipment lines of credit and its proposed sale of equity, discussed above, will provide sufficient working capital for it to continue through the end of 1997.

                          Part II - Other Information

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibit 27 - Financial Data Schedule

          (b)  None

                                   Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Brazil Fast Food Corp.
                                     (registrant)

Dated:  May 20, 1997

                                    By:/s/Peter van Voorst Vader
                                       Peter van Voorst Vader
                                       Chief Executive Officer
                                       (Principal Executive Officer)

                                    By:/s/Marcos Bastos Rocha
                                       Marcos Bastos Rocha
                                       Chief Financial Officer
                                       (Principal Financial and
                                          Accounting Officer)