Form 10-Q/A
period 1997-03-31
BRAZIL FAST FOOD CORP
filed 1997-06-03
CIK 914537

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

                                           March 31, 1997   December 31, 1996(1)
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

     TOTAL ASSETS                            R$48,345,000        R$49,797,000
                                             ============        ============



                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
  Notes payable                              R$ 5,196,000        R$ 1,963,000
  Accounts payable and accrued expenses         3,675,000           4,817,000
  Payroll and related accruals                  2,377,000           2,420,000
  Taxes, other than income taxes                  728,000             902,000
  Deferred income                                 625,000             646,000
  Other                                           638,000             455,000
                                             ------------        ------------

     TOTAL CURRENT LIABILITIES                 13,239,000          11,203,000
                                             ------------        ------------

NOTES PAYABLE, less current portion                     -           2,685,000

DEFERRED INCOME, less current portion           2,696,000           2,949,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 5,000
    shares authorized; no shares issued                 -                   -
  Common stock, $.0001 par value, 20,000,000
    shares authorized; 10,704,484 and
    10,404,484 shares issued and outstanding
    at March 31, 1997 and December 31,
    1996, respectively                              1,000               1,000
  Additional paid-in capital                   38,849,000          37,908,000
  Retained earnings (deficit)                  (6,440,000)         (4,956,000)
  Cumulative translation adjustment                     -               7,000
                                             ------------        ------------

     TOTAL SHAREHOLDERS' EQUITY                32,410,000          32,960,000
                                             ------------        ------------

     TOTAL LIABILITIES AND SHAREHOLDERS'
       EQUITY                                R$48,345,000        R$49,797,000
                                             ============        ============
----------
(1) Expressed in currency of constant purchasing power at March 31, 1997.


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




                                                     ADDITIONAL     RETAINED     CUMULATIVE
                                COMMON STOCK          PAID-IN       EARNINGS     TRANSLATION
                            ---------------------
                              SHARES    PAR VALUE     CAPITAL       (DEFICIT)     ADJUSTMENT      TOTALS
                            ----------  ---------  -------------    ---------    ------------  -------------

Balance, January 1, 1997(1) 10,404,484    R$1,000  R$ 37,908,000  R$(4,956,000)      R$7,000   R$32,960,000

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

Balance, March 31, 1997     10,704,484    R$1,000  R$ 38,849,000  R$(6,440,000)      R$    -   R$32,572,000
                            ==========  =========  =============  ============   ===========   ============


----------
(1) Expressed in currency of constant purchasing power at March 31, 1997.

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

Dated:  June 2, 1997

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