Form 10-K/A
period 1996-12-31
BRAZIL FAST FOOD CORP
filed 1997-08-04
CIK 914537

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                 FORM 10-K/A-1
(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
   For the fiscal year ended December 31, 1996

OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
   For the transition period from               to

                        Commission file number: 0-23278

                             BRAZIL FAST FOOD CORP.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      13-3688737
(State or other jurisdiction of incorporation
              or organization)                     (I.R.S. Employer Identification No.)

              PRAIA DO FLAMENGO
               200-22O. ANDAR
                CEP 22210-030
           RIO DE JANEIRO, BRAZIL                                   N/A
  (Address of principal executive offices)                      (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 55-21-556-0424

    Securities registered pursuant to Section 12(b) of the Act:

                                                                           NAME OF EACH EXCHANGE
                  TITLE OF EACH CLASS                                       ON WHICH REGISTERED
--------------------------------------------------------  --------------------------------------------------------
                           --                                                        --

    Securities registered pursuant to Section 12(g) of the Act:

    Common Stock, Class A Redeemable Common Stock Purchase Warrants, Class B Redeemable Common Stock Purchase Warrants
                                (TITLE OF CLASS)
                         ------------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  /X/   No  / /

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

    Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes / / No / /

    The number of shares outstanding of the Registrant's common stock is 10,784,525 (as of April 10, 1997).

    The aggregate market value of the voting stock held by non-affiliates of the Registrant is $16,448,546 (as of April 10, 1997).
                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                                     PART I

ITEM 1. BUSINESS

    (a) GENERAL DEVELOPMENT OF BUSINESS

    Brazil Fast Food Corp. (the "Company"), through its wholly-owned subsidiary, Venbo Comercio de Alimentos Ltda. ("Venbo"), a Brazilian limited liability company which conducts business under the tradename "Bob's", owns and, directly and through franchisees, operates what the Company believes to be the second largest chain of hamburger fast food restaurants in Brazil.

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

ACQUISITION OF "BOB'S"

    On March 19, 1996 (the "Closing"), Trinity acquired all the outstanding quotas (shares of capital stock) of Venbo from Bob's Industria e Comercio Ltda. ("BIEC") and Arnaldo Bisoni ("Bisoni") for $19,200,000 (the "Purchase Price"), of which $16,700,000 was paid in cash at the Closing (inclusive of a $100,000 prepayment in October 1995), with the balance of $2,500,000 payable with interest at the rate of 1 1/8% per annum over LIBOR and due 720 days from the Closing, with payment to be assured by a guarantee of Banco Bradesco S.A. In addition, Trinity acquired all of the trademarks relating to Venbo's business from Vendex International N.V., an affiliate of both BIEC and Bisoni, for $1,800,000 (the "Trademarks Purchase Price"), payable to BIEC with interest at the rate of 6 7/8% per annum in monthly installments equal to 4% of Venbo's net sales for each immediately preceding month. Trinity's acquisition of the quotas and trademarks is hereinafter referred to, collectively, as the "Acquisition."

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

    The Company was incorporated in the State of Delaware in September 1992. The executive offices of the Company are located at Praia do Flamengo, 200-22o. Andar, CEP 22210-030, Rio de Janeiro, Brazil; its telephone number is 55 21 556-0424.

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

    BIGBURGER ACQUISITION

    On July 24, 1996, the Company acquired the hamburger fast food restaurant assets of each of BigBurger Ltda. and five of its affiliated Brazilian companies (collectively, "BigBurger") from a non-affiliated person for 1,520,000 shares of the Company's Common Stock. Of the shares issued to BigBurger Ltda., 228,000 shares have been pledged in favor of the Company as collateral security for the transfer of operating leases and an additional 228,000 shares have been pledged in favor of the Company as collateral security for the truth and accuracy of the several representations and warranties made by the Company.

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

    PRIVATE PLACEMENTS

    In order to fund the cost of an accelerated program for modernizing and upgrading the appearance of its newly acquired and existing hamburger fast food retail outlets, the Company in August 1996 raised approximately $4,850,000 in net proceeds from the sale to new investors in a private transaction of 621,250 units at a price of $8.00 per unit, each unit consisting of two shares of common stock and one common stock purchase warrant (the "Second Private Placement"). The participants in the Second Private Placement were domestic, European and Latin American financial institutions and private investors, all of whom were "accredited" (as such term is defined in the Securities Act and in the rules promulgated thereunder).

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

RESTAURANT OPERATIONS

    Bob's, whose slogan is "Tasty is in Bob's," is particularly known for its milkshakes and the special spicing of its hamburgers. Each Bob's restaurant offers a generally uniform menu featuring hamburgers, french fries, soft drinks and juices, cold sandwiches, desserts and milkshakes. Selected Bob's restaurants also serve coffee and/or beer. The food is prepared to order with the customer's choice of selected condiments.

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

    Bob's restaurants generally open at 10:00 A.M. for lunch and remain open for dinner. Closing hours vary according to location. In some locations with proximity to late night entertainment, the outlets remain open for the "after hours" crowd. Although Bob's restaurants are not generally open for breakfast, the Company intends to test market a limited breakfast menu at selected restaurants within the next several months.*

------------------------

* Denotes a statement that may be considered forward-looking. See "--Forward-Looking Statements."

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

    For the past several years, Bob's has been the exclusive provider of hamburgers and related items at three of Brazil's largest special events--Carnivale, the two week festive period which precedes the advent of Lent, the Formula One Automobile Racing Championships and the Motorcycle Grand Prix. In addition, Bob's products are sold at other special events throughout Brazil, including boat fairs, automobile fairs and state rodeos. Using custom constructed trailers and moveable kiosks, Bob's is able to offer most of its products at temporary locations for the duration of the special event. In addition to providing an additional source of revenues, Bob's visibility is enhanced by signage that can be picked up via television coverage of the special event and by reaching a consumer market where the Company may not have a permanent outlet.

    The Company's revenues are subject to seasonal fluctuations. Customer traffic is highest in the summer months and is lowest during the winter months.*

    The following table presents information concerning openings and closings of Company-owned and franchised restaurants for the years ended December 31, 1996, 1995 and 1994:

                                                                                  YEAR ENDED DECEMBER 31,
                                                                           -------------------------------------
                                                                                 1996      1995         1994
                                                                           -----------     -----        -----
COMPANY-OWNED RESTAURANTS:
  Opened during period...................................................          30            3            1
  Closed during period...................................................           0            0            2
  Open at end of period..................................................          80           50           47

FRANCHISED RESTAURANTS:
  Opened during period...................................................          17            1            2
  Closed during period...................................................           3            0            3
  Open at end of period..................................................          34           20           19

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

    The following table presents information concerning the average guest check per customer and the sales distribution by meal period for Company-owned restaurants for the years ended December 31, 1996 and 1995:

                                                                              PERCENT OF          AVERAGE GUEST
                                                                          TOTAL DAILY SALES      CHECK PER PERSON
                                                                         --------------------  --------------------
                                                                           1996       1995       1996       1995
                                                                         ---------  ---------  ---------  ---------
Lunch (10:00 a.m.--5:00 p.m.)..........................................      70.0%      70.0%  R$   4.79  R$   4.29
Dinner (5:00 p.m.--10:00 p.m.).........................................      30.0%      30.0%  R$   5.11  R$   4.58
                                                                         ---------  ---------
      Total............................................................     100.0%     100.0%
                                                                         ---------  ---------
                                                                         ---------  ---------

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

GROWTH STRATEGY*

    Brazil's population of 160 million is the sixth largest in the world. It is the Company's belief that such population is expected to increase to 180 million by the year 2000. Brazil's largest city, Sao Paulo, has 10 million residents and a metropolitan area population of 17 million persons. Rio de Janeiro, the second largest city, has 5.5 million residents and a metropolitan area population of 11 million persons. Eight other metropolitan areas have populations in excess of one million. Based upon such demographics and a published report of a non-affiliated consulting concern, which concluded that the fast food market is one of Brazil's fastest growing business segment, management believes there is significant room for expansion in the fast food market.

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

    In conjunction with its growth plans for the Company, management is evaluating methods of maximizing the efficiency of the Company's operations. Management plans to install computer systems and

------------------------

* Denotes a statement that may be considered forward-looking. See "--Forward-Looking Statements."

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

    The Company and its advertising agency annually develop a multi-media marketing program to advertise the restaurant network in its primary markets. The Company periodically develops 15 and 30 second television commercials which, typically, are aired one to six times a day for a 15-day period. Temporary product discounts are offered in Rio de Janeiro and Sao Paulo through radio and television several times a year. Other successful promotional programs have included offering products tied into popular movies with certain value meals, and selling specially produced hats at a discount with certain value meals. Bob's outlets also offer a "kids meal" which includes three food items and a small packaged toy. Certain outlets with playgrounds offer special services for children's birthday parties and also feature appearances by "Bobi", Bob's mascot, whose visage was modernized during 1996. All these programs are reinforced by visual aids, such as banners, posters and place mats.

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

------------------------

* Denotes a statement that may be considered forward-looking. See "--Forward-Looking Statements."

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

TRADEMARKS

    Management believes that the Company's trademarks and servicemarks are important to its business. All of such trademarks and servicemarks, which were owned by Vendex International, were transferred to the Company upon consummation of the Acquisition. These include marks relating to the Bob's name, sign age and logo and also include marks relating to specific menu offerings.

    The Company's trademarks and servicemarks have been registered in the Brazilian trademark office. These trademarks and servicemarks expire at various times from 1997 to 2002. Renewals of these trademarks and servicemarks generally have been obtained prior to their expiration.

COMPETITION

    In terms of revenues, the Company believes itself to be the second largest food service organization in Brazil. Each Bob's restaurant is in competition with other food service operations within the same geographical area. The Company competes with other organizations primarily through the quality, variety, and value perception of food products offered. The number and location of units, quality and speed of service, attractiveness of facilities, and effectiveness of marketing are also important factors. The price charged for each menu item may vary from market to market depending on competitive pricing and the local cost structure.

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

    The Company's competitive position is enhanced by its use of fresh ground beef and special flavorings, its made-to-order operations, its comparatively diverse menu, promotional products, its wide choice of condiments, the atmosphere and decor of its restaurants and its relatively long history in Brazil. Management believes that the use of moveable trailers, which are not utilized by competitors, affords the Company a competitive advantage.* Management also believes that Venbo, as a Brazilian based company, has the advantage over its American competitors of being able to readily understand and respond to local consumer preferences.*

------------------------

* Denotes a statement that may be considered forward-looking. See "--Forward-Looking Statements."

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    (a) The Company's Common Stock, Class A Redeemable Common Stock Purchase Warrants ("Class A Warrants") and Class B Redeemable Common Stock Purchase Warrants ("Class B Warrants") are each currently quoted on the NASDAQ SmallCap Market under the respective symbols "BOBS," "BOBSA" and "BOBSB". The following table sets forth the range of the high and low bid quotations for the periods indicated:

                                                CLASS A               CLASS B
                        COMMON STOCK            WARRANTS              WARRANTS
                     ------------------    ------------------    ------------------
THREE MONTHS ENDED    HIGH        LOW       HIGH        LOW       HIGH        LOW
-------------------- -------    -------    -------    -------    -------    -------
March 31, 1995...... $ 4 5/8    $ 4 1/8    $   3/4    $   5/8    $   11/16  $   1/2
June 30, 1995....... $ 4 47/64  $ 4 5/16   $   1/2    $   1/4    $   5/16   $   1/8
September 30,
  1995.............. $ 4 27/32  $ 4 5/8    $   9/16   $   3/8    $   3/8    $   1/8
December 31, 1995... $ 5 3/32   $ 4 3/4    $   9/16   $   3/8    $   1/2    $   1/8
March 31, 1996...... $ 5 7/64   $ 4 3/4    $ 1 5/8    $   3/8    $ 1 3/8    $   3/8
June 30, 1996....... $ 4 7/8    $ 4 3/16   $ 1 9/16   $ 1 1/4    $ 1 3/16   $ 1 1/16
September 30,
  1996.............. $ 4 1/8    $ 3 3/8    $ 1 9/64   $   5/8    $ 1 1/8    $   11/16
December 31, 1996... $ 3 1/2    $ 2 3/8    $   1/2    $   1/2    $   1/2    $   3/8
March 31, 1997...... $ 2 15/16  $ 2 7/64   $   19/32  $   3/8    $   1/2    $   23/64

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

    (d) Reference is made to "Item 1. Business--Recent Developments," elsewhere herein, for information as to the sale of an aggregate of 7,434,623 shares of the Company's Common Stock during the year ended December 31, 1996. An additional 10,000 shares of Common Stock were issued during such year to a restaurant consultant as payment for his services. In addition, 5,000 shares of the Company's Common Stock were redeemed in accordance with the terms of the Company's Articles of Incorporation. All such sales were made absent registration under the Securities Act by reason of the exemption afforded by the provision of Section 4(2) of the Securities Act and Regulation D promulgated thereunder. Stephen Rose & Partners, an English investment banking firm, assisted the Company in the placement of certain of the shares of the Company's Common Stock sold in the Initial Public Placement and in the Second Private Placement, respectively, with English and other European institutional investors, for which such firm received usual and customary fees. No other underwriters were employed by the Company during the year ended December 31, 1996.

ITEM 6. SELECTED FINANCIAL DATA

    The following selected financial data has been derived from the audited consolidated financial statements of Brazil Fast Food Corp. ("BFFC") subsequent to the acquisition of Venbo and from the audited financial statements of Venbo, the predecessor, prior to the acquisition. All amounts are stated in constant R$ in accordance with U.S. GAAP, unless otherwise noted.

    The following data should be read in conjunction with the Consolidated Financial Statements and related notes of the Company, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the other financial information included elsewhere in this Report.

STATEMENT OF OPERATIONS DATA:
  (IN THOUSANDS)

                                                BFFC                                 VENBO
                                         -------------------  ---------------------------------------------------
                                           MARCH 19, 1996                            YEARS ENDED DECEMBER 31,
                                           TO DECEMBER 31,     JANUARY 1, 1996   --------------------------------
                                                1996          TO MARCH 18, 1996    1995        1994       1993
                                         -------------------  -----------------  ---------  ----------  ---------
Net operating revenues:
  Restaurant sales.....................      R$   55,469        $      14,759    $  69,056  $   54,589  $  44,461
  Franchise related income.............              640                  158          716         499        721
  Other income.........................            1,233                  111          458         399        641
                                              ----------      -----------------  ---------  ----------  ---------
Total net operating revenues...........           57,342               15,028       70,230      55,487     45,823
                                              ----------      -----------------  ---------  ----------  ---------
Cost and expenses:
  Cost of restaurant sales.............           20,148                6,326       26,169      19,449     18,362
  Restaurant payroll and other employee
    benefits...........................           13,195                3,179       13,506      11,965     13,473
  Restaurant occupancy and other
    expenses...........................            4,570                1,067        6,124       5,178      3,860
  Depreciation and amortization........            2,607                  664        3,067       3,488      3,931
  Other operating expenses.............            8,492                3,061       12,987       7,975      5,309
  Selling expenses.....................            3,541                  866        3,573       4,474      3,167
  General and administrative
    expenses...........................            9,964                3,551       12,009      11,040      6,954
  Restructuring expenses...............          --                  --                275       3,161     --
                                              ----------      -----------------  ---------  ----------  ---------
Total costs and expenses...............           62,517               18,714       77,710      66,730     55,056
                                              ----------      -----------------  ---------  ----------  ---------
Loss from operations...................           (5,175)              (3,686)      (7,480)    (11,243)    (9,233)
                                              ----------      -----------------  ---------  ----------  ---------
Interest income........................              110                2,161        1,710       2,564      1,889
Interest expense.......................             (136)                (973)      (5,280)     (5,551)    (5,310)
Foreign exchange gain/(loss)...........                4                  269        1,402       9,690     (1,774)
                                              ----------      -----------------  ---------  ----------  ---------
Income (loss) before provision for
  income taxes.........................           (5,197)              (2,229)      (9,648)     (4,540)   (14,428)
Provision (recovery) for income
  taxes................................              (44)            --             --          --         --
                                              ----------      -----------------  ---------  ----------  ---------
Net income (loss)......................      R$   (5,153)       R$     (2,229)   $  (9,648) $   (4,540) $ (14,428)
                                              ----------      -----------------  ---------  ----------  ---------
                                              ----------      -----------------  ---------  ----------  ---------
Net income (loss) per common share.....      R$     (.67)
                                              ----------
                                              ----------
Weighted average common shares
  outstanding..........................            7,696
                                              ----------
                                              ----------

BALANCE SHEET DATA:

                                                                                   BFFC               VENBO
                                                                             -----------------  -----------------
                                                                                    AT                 AT
                                                                             DECEMBER 31, 1996  DECEMBER 31, 1995
                                                                             -----------------  -----------------
Working capital (deficit)..................................................    R$     (6,027)      $   (16,048)
Total assets...............................................................           49,797            37,930
Retained earnings (deficit)................................................           (4,956)          (30,276)
Total shareholders' equity.................................................           32,960           (25,581)

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

                                                                                 AVERAGE
                                                                                   FOR
PERIOD                                                             PERIOD-END   PERIOD(1)      HIGH        LOW
-----------------------------------------------------------------  -----------  ----------  ----------  ----------
1990.............................................................    0.000062     0.000025    0.000062    0.000004
1991.............................................................    0.000389     0.000149    0.000389    0.000062
1992.............................................................    0.004505     0.001655    0.004505    0.000389
1993.............................................................    0.118584     0.032809    0.118584    0.004505
1994.............................................................    0.846000     0.645000    1.000000    0.118584
1995.............................................................    0.973000     0.923000    0.973000    0.842000
1996.............................................................    1.038600     1.007400    1.038600    0.973000

------------------------

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

                                                                                              YEAR ENDED DECEMBER 31,
                                                                                         ---------------------------------
                                                                                            1996        1995       1994
                                                                                            -----     ---------  ---------
Inflation (UFIR/IGP-M).................................................................         9.2%       22.5%     905.3%
Devaluation (Brazilian currency vs. $).................................................         6.9%       14.9%     613.4%

------------------------

(1) Annualized rates

    See "Selected Historical Financial Data--Exchange Rates."

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

    - EFFECTS OF INFLATION AND DEVALUATION ON INDEBTEDNESS DENOMINATED IN FOREIGN CURRENCY. At December 31, 1996, the Company had R$2,730,000 of indebtedness denominated principally in U.S. dollars. See Note 8 to the Consolidated Financial Statements of the Company. The Company does not hedge its obligations under its foreign currency-denominated indebtedness. In the Consolidated Financial Statements of the Company, the interest expense attributable to foreign-currency denominated indebtedness is reported net of the associated inflationary gain and foreign exchange loss. When the rate of inflation and the rate of devaluation differ substantially, the effect on reported interest expense can be substantial. See "Selected Financial Data--Exchange Rates" and Note 2.c to the Consolidated Financial Statements of the Company.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1996

    As the nature of the Company's post-Acquisition operations are significantly different from its operations prior to the Acquisition, the following unaudited comparative financial data of the Company for the three, six and nine months ended December 31, 1996 is included herein in an effort to facilitate a meaningful presentation of the Company's post-Acquisition operating results.

                                                                THREE MONTHS        SIX MONTHS         NINE MONTHS
                                                                    ENDED              ENDED              ENDED
                                                              DECEMBER 31, 1996  DECEMBER 31, 1996  DECEMBER 31, 1996
                                                              -----------------  -----------------  -----------------
                                                               (IN THOUSANDS)     (IN THOUSANDS)     (IN THOUSANDS)
Net operating revenues:
  Restaurant sales..........................................     R$   22,451        R$   39,405        R$   55,474
  Franchise related income..................................             288                484                640
  Other income..............................................             590                902              1,234
                                                              -----------------  -----------------  -----------------
Total net operating revenues................................          23,329             40,791             57,348
                                                              -----------------  -----------------  -----------------
Cost and expenses:
  Cost of restaurant sales..................................           7,860             13,888             20,150
  Restaurant payroll and other employee benefits............           5,627              9,411             13,196
  Restaurant occupancy and other expenses...................           1,837              3,248              4,570
  Depreciation and amortization.............................             375              1,510              2,608
  Other operating expenses..................................           3,011              5,371              8,493
  Selling expenses..........................................           1,687              2,787              3,541
  General and administrative expenses.......................           3,771              7,231              9,965
                                                              -----------------  -----------------  -----------------
Total costs and expenses....................................          24,168             43,446             62,523
                                                              -----------------  -----------------  -----------------
Loss from operations........................................            (839)            (2,655)            (5,175)
                                                              -----------------  -----------------  -----------------
Interest income.............................................             273                 10                110
Interest expense............................................            (294)              (272)              (136)
Foreign exchange gain/(loss)................................              36                 36                  4
                                                              -----------------  -----------------  -----------------
(Loss) before provision for income taxes....................            (824)            (2,881)            (5,197)
Provision (recovery) for income taxes.......................               8                (58)               (44)
                                                              -----------------  -----------------  -----------------
Net (loss)..................................................     R$     (832)       R$   (2,823)       R$   (5,153)
                                                              -----------------  -----------------  -----------------
                                                              -----------------  -----------------  -----------------

    RESTAURANT SALES

    Restaurant sales for Company-owned stores, kiosks and trailers were R$16,069,000, R$16,954,000 and R$22,451,000, respectively, for the second, third and fourth quarter of 1996.

    The quarter to quarter increase is primarily attributable to the opening of 32 new Company owned stores and kiosks between March and December 1996, offset by (i) store closures for rebranding and refurbishment which ranged from one to six months following the Company's acquisition of the Mr. Theo and BigBurger chains in June and July 1996, respectively, and (ii) reduced store patronage due to an uncommonly high number of cold and rainy weekends (32) and (iii) the government's relaxation of its previous prohibition upon installment credit purchases, which accelerated previously deferred consumer demand for large ticket items such as televisions and household appliances, resulting in decreased availability of funds for discretionary spending. The average guest check per person was R$4.45, R$4.52 and R$4.50, respectively, for the second, third and fourth quarters of 1996 as store personnel encouraged the sale of french fries and desserts, as well as other higher margin products, as add-ons to discounted promotions of two and three item "combo meals".

    FRANCHISE INCOME

    Franchise income was R$ 156,000, R$ 196,000, and R$ 288,000, respectively, for the second, third and fourth quarters of 1996. The quarter to quarter increase is primarily the result of the sale of 8 new franchises, resulting in the opening of 17 new franchised stores during 1996.

    COST OF RESTAURANT SALES

    Cost of restaurant sales expressed as a percentage of operating revenues were approximately 37.8%, 34.5% and 33.6%, respectively, for the second, third and fourth quarters of 1996. The decrease from the second to the third quarter results principally from reduced costs of meat, potatoes and paper goods as a consequence of the Company's renegotiation of certain of its supplier relationships.

    RESTAURANT PAYROLL AND OTHER EMPLOYEES BENEFITS

    Restaurant payroll and other employee benefits expressed as a percentage of net operating revenues were approximately 22.9%, 21.7% and 24.1%, respectively, for the second, third and fourth quarters of 1996. The fourth quarter increase is primarily the result of (i) the staffing of new stores, (ii) the absorption of former Mr. Theo and BigBurger employees, (iii) government mandated increases in medical insurance, (iv) increased salaries as a result of new union agreements, and (v) increased employee transportation costs.

    RESTAURANT OCCUPANCY COSTS AND OTHER EXPENSES

    Restaurant occupancy and other expenses expressed as a percentage of net operating revenues were approximately 8.0%, 8.1% and 7.9%, respectively, for the second, third and fourth quarters of 1996.

    OTHER OPERATING EXPENSES

    Other operating expenses expressed as a percentage of net operating revenues were approximately 18.9%, 13.5% and 12.9%, respectively for the second, third and fourth quarters of 1996. The quarter to quarter decrease is attributable to
(i) negotiated reductions in the cost of store maintenance, (ii) reductions in store insurance and (iii) reductions in the cost of store cleaning, security and gardening.

    SELLING EXPENSES

    Selling expenses, expressed as a percentage of total net operating revenues, were approximately 4.6%, 6.3% and 7.2%, respectively, for the second, third and fourth quarters of 1996. This quarter to quarter increase is primarily the result of expanded marketing efforts, particularly in local media in anticipation of new store openings in new television commercials and point of sale materials.

    GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses, expressed as a percentage of total net operating revenues, were approximately, 16.5%, 19.8% and 16.2%, respectively, for the second, third and fourth quarters of 1996. The fourth quarter decrease is attributable to (i) greater use of outsourcing for accounting and other administrative functions previously performed by headquarters personnel, (ii) a freeze on hiring of additional headquarters personnel in excess of 1995 staffing levels, (iii) voluntary salary reductions by the Company's senior management, and (iv) a change to a lower cost supplier of daily cash receipts collection and transportation services, offset by store pre-opening costs such as hiring and training of personnel, pre-opening rental expenses and permitting costs, as well as annual increases in salaries of administrative employees pursuant to union agreements.

    INTEREST INCOME AND EXPENSES

    Interest income and expenses expressed as a percentage of total net operating revenues were approximately 1.4%, (1.3%) and --%, respectively, for the second, third and fourth quarters of 1996. These marginal changes are attributable to daily cash management and bank charges.

YEAR ENDED DECEMBER 31, 1995
  COMPARED TO YEAR ENDED DECEMBER 31, 1994

    RESTAURANT SALES

    Restaurant sales for Venbo-owned stores increased 26.5% to R$69,056,000 for the year ended December 31, 1995, from R$54,589,000 for the year ended December 31, 1994. This increase is primarily attributable to an increase in comparable store sales to R$62,476,000 for the year ended December 31, 1995 as compared to R$42,134,000 for the year ended December 31, 1994, as well as an increase in the average price per guest check from approximately R$4.40 to R$5.42 for the years ended December 31, 1994 and 1995, respectively. The increase in comparable stores sales is the result of the continuation of the REAL Plan instituted by the Government in 1994. This plan was designed to and was successful in increasing consumer purchasing power and discretionary spending. In addition to the dynamics of the economic climate, during the latter part of the year Venbo instituted certain marketing programs including "COMBO MEALS" and "KID'S MEALS" which had the effect of increasing the average price per guest check and encouraged the purchase of higher margin products. Venbo also introduced the "CHICKEN BURGER" (a sandwich made of white meat chicken and light bread), designed to address growing consumer demands for lighter and healthier meals. Additionally, during the year ended December 31, 1995, Venbo introduced the "DOUBLE CHEESEBURGER." Venbo estimates that the DOUBLE CHEESEBURGER represented approximately 25% of all the items sold upon its introduction. In addition, Venbo renovated five existing stores and opened three new stores during the year ended December 31, 1995. Venbo also increased its use of alternative distribution channels through mobile units and kiosks at major events.

    FRANCHISE INCOME

    Franchise income increased 43.4% to R$716,000 for the year ended December 31, 1995 from R$499,000 for the year ended December 31, 1994. This increase is primarily the result of increased sales volume at franchise locations for the same reasons restaurant sales increased as discussed above, generating greater royalties and marketing fees from franchisees.

    COST OF RESTAURANT SALES

    Cost of restaurant sales increased to 37.9% of restaurant sales for the year ended December 31, 1995, from 35.6% of restaurant sales for the year ended December 31, 1994. The increase as a percentage of restaurant sales results principally from increases in the costs of packaging, meat, chicken, potatoes, bread and soft drinks due to inflation.

    RESTAURANT PAYROLL AND OTHER EMPLOYEE BENEFITS

    Restaurant payroll and other employee benefits decreased to 19.6% of restaurant sales for the year ended December 31, 1995, from 21.9% of restaurant sales for the year ended December 31, 1994. This decrease is primarily the result of Venbo embarking on a new outsourcing program pursuant to which Venbo hired unrelated third party contractors to perform all of its store security functions (thereby reducing the cost associated therewith) as well as manpower efficiencies achieved in the remodeling of Venbo-owned stores during 1995. This decrease was offset in part by increases in medical insurance and increases in severance payments due to higher than normal employee turnover caused by increased competitive pressures in the work force.

    RESTAURANT OCCUPANCY COSTS AND OTHER EXPENSES

    Restaurant occupancy and other expenses decreased to 8.9% of restaurant sales for the year ended December 31, 1995 from 9.5% of restaurant sales for the year ended December 31, 1994. The decrease is primarily due to the increase in sales volume discussed above, which is primarily in units open for both periods, without the equivalent percentage increase in restaurant occupancy costs incurred. Although certain locations provide for certain percentage rental payments based on sales volume, such payments would not, on a percentage basis, increase at the same rate as the sales volume.

    DEPRECIATION AND AMORTIZATION

    Depreciation and amortization totalled R$3,067,000 for the year ended December 31, 1995, as compared to R$3,488,000 for the year ended December 31, 1994. The decrease of R$421,000 was principally due to the reduction in the size of Venbo's automobile fleet and store closings during 1994.

    OTHER OPERATING EXPENSES

    Other operating expenses, totalled R$12,987,000, or 18.5% of total net operating revenues, for the year ended December 31, 1995, as compared to R$7,975,000, or 14.4% of total net operating revenues, for the year ended December 31, 1994. This increase is primarily the result of royalty payments of R$2,935,000 paid to BIEC during 1995 which were not charged to Venbo in 1994, a write down of an intercompany receivable of R$2,371,000 during 1995, and an increase in costs for contracted services during 1995.

    SELLING EXPENSES

    Selling expenses totalled R$3,573,000, or 5.1% of total net operating revenues, for the year ended December 31, 1995, as compared to R$4,474,000 or 8.1% of total net operating revenues, for the year ended December 31. 1994. This percentage decrease is primarily the result of a one time payment from Coca-Cola of approximately R$427,000 offsetting marketing costs during 1995.

    GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses totalled R$12,009,000, or 17.1% of total net operating revenue, for the year ended December 31, 1995, as compared to R$11,040,000, or 19.9% of total net operating revenue, for the year ended December 31, 1994. This overall increase is primarily the result of increased costs of transporting funds from stores of approximately R$359,000, increased store security costs of approximately R$290,000 and increased cleaning costs of approximately R$163,000 offset in part by decreased banking charges. The decrease as a percentage of total revenue is due to the stabilization of total general and administrative expenses compared to the increase in comparable store sales noted above.

    INTEREST INCOME AND EXPENSE

    These amounts result from Vendex's investing activities and are not a relevant element of Venbo's results of operations in so much as the related activities are not caused by store or franchising activities. In addition, the financial instruments and related debt that give rise to these amounts were transferred to and assumed by Vendex and/or a direct or indirect subsidiary of Vendex in connection with the Acquisition described elsewhere in this Prospectus.

SEASONALITY

    The Company's revenues are subject to seasonality as approximately 30% of its sales are generated during the Brazilian summer months of December and January as well as July due to higher than normal tourist traffic.

LIQUIDITY AND CAPITAL RESOURCES

    Since its Acquisition on March 19, 1996, the Company has funded its operating losses of R$5,031,000 and made acquisitions of businesses and capital improvements (including furniture, fixtures and equipment) by using cash remaining at the closing of the Acquisition, cash flow generated by operations and by borrowing funds from various sources. As of December 31, 1996, the Company had cash on hand of R$1,531,000 and a working capital deficiency of R$6,027,000.

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

    The Company had net cash provided by operating activities of R$1,068,000 since March 19, 1996. The Company had net cash used in investing activities of R$15,468,000 since March 19, 1996. The primary use of cash for investing activities was for acquisitions of businesses and capital expenditures related to the Company's retail store expansion.

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

    Reference is made to pps. F-2 through F-40 comprising a portion of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The Company's executive officers and directors are as follows:

NAME                                                       AGE                         TITLE/POSITION
-----------------------------------------------------      ---      -----------------------------------------------------
Peter van Voorst Vader...............................          43   Chief Executive Officer and Director
Rogerio Carlos Lamim Braz............................          38   President and Chief Operating Officer
Marcos Bastos Rocha..................................          32   Vice President--Finance and Chief Financial Officer
Omar Carneiro da Cunha...............................          50   Chairman of the Board
Ian S. Barnett.......................................          42   Director
Lawrence Burstein....................................          54   Director
Jose Ricardo Bosquet Bomeny..........................          55   Director

    PETER J.F. VAN VOORST VADER has been Chief Executive Officer of the Company since the Acquisition. Prior thereto and from 1995, he was an independent business consultant. From 1992 until 1995, Mr. van Voorst Vader was a Retail Sales manager for Shell Nederland Verkoopmaatschappij B.V., overseeing the operations of 800 gas stations. From 1985 until 1992, Mr. van Voorst Vader held several positions with Shell Brasil including Sales Promotion Manager, Marketing Communications Manager and Retail Development Manager. From 1983 until 1985, he was employed by Shell International Petroleum Company as a Regional Brand and Communications Assistant for Africa, the Middle East, the Far East and South America. From 1980 to 1983, Mr. van Voorst Vader was a Commercial Assistant for Shell Italia. Mr. van Voorst Vader received a B.S. in Hotel Management from both the Hogere Hotel School in The Hague, Holland and Florida International University. Mr. van Voorst Vader also has a Masters Degree in International Business from Florida International University.

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

EMPLOYMENT AGREEMENTS

    Mr. van Voorst Vader is party to an employment agreement with the Company, expiring in June 1999, which calls for him to serve as the Company's Chief Executive Officer at a current salary of $120,000 per annum, with provision for annual bonuses based upon future results of operations, in such amounts, if any, as may be determined from time to time at the discretion of the Company's Board. At the time Mr. van Voorst Vader entered into this employment agreement, being the date upon which the Acquisition was consummated, he also received options to purchase an aggregate of 150,000 shares of the Company's Common Stock, of which 50,000 shares will become available for purchase on each of the first, second and third annual anniversary dates, respectively, of the Closing. The exercise price of Mr. Van Voorst Vader's options, which will expire on the earlier of (i) the fifth annual anniversary date of the Closing or (ii) the termination of Mr. Van Voorst Vader's employment with the Company, was $5 5/32 (the market price of the Company's Common Stock on the date of Closing).

    Mr. Braz also entered into an employment agreement with the Company at the Closing of the Acquisition, which calls for him to serve as the Company's President and Chief Operating Officer through June 1999 at a current salary of $198,000 per annum. The agreement also provides that Mr. Braz may receive annual bonuses based upon future results of operations, the amounts, if any, to be determined at the discretion of the Company's Board. In addition, Mr. Braz received options to purchase an aggregate of 120,000 shares of the Company's Common Stock, of which 30,000 shares could be purchased immediately upon Closing. Mr. Braz may purchase an additional 30,000 shares on each of the first, second and third annual anniversary dates, respectively, of the Closing. The exercise price of all such options, which will expire on the earlier of (i) the fifth annual anniversary date of the Closing or (ii) the termination of Mr. Braz' employment with the Company, is $5 5/32 (the market price of the Company's Common Stock on the date of Closing).

    Mr. Rocha is a party to an employment agreement with the Company that affords him current compensation of $134,500 per annum. This employment agreement, which expires in June 1999, contains a discretionary bonus provision substantially identical to those contained in the respective employment agreements of Messrs. van Voorst Vader and Braz. In addition, Mr. Rocha received a lump sum payment of $20,000 to compensate him for the loss of a like amount bonus payment that he would have received had he remained in the employ of Cyanamid, as well as options to acquire an aggregate of 35,000 shares of the Company's Common Stock, of which 5,000 shares could be purchased immediately, with the balance becoming available for purchase on a cumulative basis at the rate of 10,000 shares on the first, second and third annual anniversary dates, respectively, of their grant date. The exercise price of these options, which will expire on the earlier of the fifth annual anniversary date of their grant or the termination of Mr. Rocha's employment, was $4 13/16 (the market price of the Company's Common Stock on the grant date.

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

ITEM 11. EXECUTIVE COMPENSATION

    Set forth below is the aggregate compensation for services rendered in all capacities to the Company during the years ended December 31, 1996, 1995 and 1994 by its Chief Executive Officer and each of its two most highly compensated executive officers whose compensation exceeded $100,000 during the year ended December 31, 1996:

                           SUMMARY COMPENSATION TABLE

                                                                                             LONG-TERM COMPENSATION
                                                          ANNUAL COMPENSATION                        AWARDS               PAYOUTS
                                               ------------------------------------------  --------------------------  -------------
                                                                              OTHER         RESTRICTED                   LONG TERM
NAME AND                            FISCAL                                   ANNUAL            STOCK       NUMBER OF     INCENTIVE
PRINCIPAL POSITION                   YEAR      SALARY(1)      BONUS       COMPENSATION        AWARDS        OPTIONS       PAYOUTS
--------------------------------  -----------  ----------  -----------  -----------------  -------------  -----------  -------------
Peter van Voorst Vader..........        1996   $  114,750   $                  --               --           167,500        --
  Chief Executive Officer               1995   $   --       $                  --               --            --            --
                                        1994   $   --       $                  --               --            --            --

Rogerio Carlos Lamim Braz.......        1996   $  140,466   $                  --               --           120,000        --
  President                             1995   $   --       $                  --               --            --            --
                                        1994   $   --       $                  --               --            --            --

Marcos Bastos Rocha.............        1996   $   90,553   $                  --               --            35,000        --
  Vice President--Finance               1995   $   --       $                  --               --            --            --
                                        1994   $   --       $                  --               --            --            --


                                       ALL
NAME AND                              OTHER
PRINCIPAL POSITION                COMPENSATION
--------------------------------  -------------
Peter van Voorst Vader..........    $
  Chief Executive Officer           $
                                    $
Rogerio Carlos Lamim Braz.......    $
  President                         $
                                    $
Marcos Bastos Rocha.............    $  20,000(2)
  Vice President--Finance           $
                                    $

------------------------

(1) Commencing March 20, 1996 through December 31, 1996.

(2) Represents a lump-sum payment intended to compensate Mr. Rocha for the loss of a like amount bonus that he would have been entitled to receive from his prior employer had he not accepted employment by the Company.

    Set forth below is information with respect to grants of stock options during the year ended December 31, 1996:

                       OPTIONS GRANTS IN LAST FISCAL YEAR

                                                                      PERCENT
                                                                     OF TOTAL
                                                                      PERCENT
                                                                     OF TOTAL
                                                        NUMBER OF     OPTIONS           EXERCISE
                                                         SHARES     GRANTED TO             OR                           GRANT
                                                       UNDERLYING    EMPLOYEES            BASE                           DATE
                                                         OPTIONS     IN FISCAL           PRICE           EXPIRATION    PRESENT
NAME                                                     GRANTED       YEAR              ($/SH)             DATE       VALUE(1)
-----------------------------------------------------  -----------  -----------        ----------        -----------  ----------
Peter van Voorst Vader...............................     150,000        30.43%   $       5   5/32         3/19/01    $  694,500
                                                           17,500                 $       3   1/4         10/23/01       $51,275

Rogerio Carlos Lamim Braz............................     120,000        52.17%   $       5   5/32         3/19/01    $  548,400

Marcos Bastos Rocha..................................      35,000         8.70%   $       4   13/16        4/4/01     $  158,550

------------------------

(1) The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following weighted average assumptions used for grants in 1996: risk free interest rate of 6.26%; no expected dividend yield; expected lives of 5 years; and no expected stock price volatility of 142%.

    Set forth below is further information with respect to unexercised options to purchase the Company's Common Stock under the Company's stock option plan:

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR END OPTION VALUES

                                                                                                              VALUE OF
                                                                                                             UNEXERCISED
                                                                                 NUMBER OF UNEXERCISED      IN-THE-MONEY
                                                  NUMBER OF                      SECURITIES UNDERLYING         OPTIONS
                                                   SHARES                       OPTIONS AT DECEMBER 31,    AT DECEMBER 31,
                                                  ACQUIRED                                1996                  1996
                                                     ON             VALUE      --------------------------  ---------------
NAME                                              EXERCISE        REALIZED     EXERCISABLE  UNEXERCISABLE    EXERCISABLE
---------------------------------------------  ---------------  -------------  -----------  -------------  ---------------
Peter van Voorst Vader.......................        --              --            17,500        150,000         --
Rogerio Carlos Lamim Braz....................        --              --            30,000         90,000         --
Marcos Bastos Rocha..........................        --              --             5,000         30,000         --


NAME                                             UNEXERCISABLE
---------------------------------------------  -----------------
Peter van Voorst Vader.......................         --
Rogerio Carlos Lamim Braz....................         --
Marcos Bastos Rocha..........................         --

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

    The Company's Board of Directors believes that executive officers who are in a position to make a substantial contribution to the long-term success of the Company and to build stockholder value should have a significant equity stake in the Company's on-going success. Accordingly, one of the Company's principal motivation methods has been the award of stock options. In addition to financial benefits to executive officers, if the price of the Company's Common Stock during the term of any such option increases beyond such option's exercise price, the program also creates an incentive for executive officers to remain with the Company since options generally vest and become exercisable over a five-year period and the first increment is not exercisable until one year after the date of grant.

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

                    CUMULATIVE TOTAL RETURN TO STOCKHOLDERS

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

           BRAZIL FAST FOOD CORP.   S&P 500    S&P RESTAURANTS
4-8-94                     100.00     100.00             100.00
12-30-94                   100.71     104.93              99.46
6-30-95                    114.12     124.96             129.96
12-29-95                   118.38     144.31             149.18
6-28-96                    114.71     158.87             152.92
12-31-96                    82.35     177.42             147.40

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

                                                                  AMOUNT AND NATURE
NAME AND ADDRESS OF                                                 OF BENEFICIAL          APPROXIMATE
  BENEFICIAL OWNER                                                   OWNERSHIP(1)      PERCENTAGE OF CLASS
----------------------------------------------------------------  ------------------  ---------------------
Shampi Investments A.E.C........................................        1,046,422                 9.7%
  L.G. Smith Boulevard
  Punto Brabo
  Oranjestad, Aruba
Peter van Voorst Vader..........................................        1,088,922                10.1%
  Prudente de Moraes
  1033/703
  Ipanema 22420-043
  Rio de Janeiro, Brazil
Ian S. Barnett..................................................           28,611                   *
  c/o Heptagon Securities Ltd.
  Broughton House
  6-8 Sackville Street
  London W1X 1DD
  United Kingdom
Rogerio Carlos Lamim Braz.......................................           35,000                   *
  Brazil Fast Food Corp.
  Praia do Flamengo
  200-22o. Andar
  CEP 22210-030
  Rio de Janeiro, Brazil
Lawrence Burstein...............................................          387,500(3)   (5)             3.6%
  950 Third Avenue
  New York, NY 10022
Omar Carneiro da Cunha..........................................           37,500                 0.3%
  c/o Bond Consultoria Empresarial S/C Ltda.
  Praia do Flamengo
  200-22o. Andar
  CEP 22210-030
  Rio de Janeiro, Brazil
BigBurger Ltda..................................................        1,520,000                14.1%
  Rua Lauro Muller
  116/2005
  Rio de Janeiro, Brazil
Jose Ricardo Bosquet Bomeny.....................................        1,537,500(6)                *
  c/o BigBurger Ltda.
  Rua Lauro Muller
  116/2005
  Rio de Janeiro, Brazil
All executive officers and directors
  as a group (7 persons)........................................        3,139,033(7)             29.1%

------------------------

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

(7) Includes (i) 11,111 shares owned by Trinity Capital, over which shares Mr. Burstein has shared voting and investment power, (ii) 44,444 shares owned by members of Mr. Burstein's family, of which shares Mr. Burstein disclaims any voting or investment power, (iii) 100,000 shares issuable upon exercise of warrants held by the Affiliated Trinity Shareholders (iv) 1,046,422 shares owned by Shampi, of which Mr. van Voorst Vader is the sole shareholder, and
    (v) 1,520,000 shares owned by BigBurger Ltda., of which Mr. Bomeny is a principal shareholder.

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

        (i) Financial Statements

           Reports of Independent Public Accountants

           Consolidated Balance Sheet as of December 31, 1996

           Consolidated Statements of Operations for the period from March 19, 1996 through December 31, 1996 and the period from January 1, 1996 through March 18, 1996

           Consolidated Statements of Changes in Shareholders' Equity for the period from March 19, 1996 through December 31, 1996 and the period from January 1, 1996 through March 18, 1996

           Consolidated Statements of Cash Flows for the period from March 19, 1996 through December 31, 1996 and the period from January 1, 1996 through March 18, 1996

           Notes to the Consolidated Financial Statements

           Report of Independent Public Accountants

           Balance Sheets as of December 31, 1995 and 1994

           Statements of Operations for the years ended December 31, 1995, 1994 and 1993

           Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993

           Statements of Changes in Shareholders' Equity for the years ended December 31, 1995, 1994 and 1993

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

------------------------

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

(3) Denotes document filed as an Exhibit to Registrant's Current Report on Form 8-K dated June 24, 1996.

(4) Denotes document filed as an exhibit to Registrant's Current Report on Form 8-K/A dated August 7, 1996.

            BRAZIL FAST FOOD CORP. AND SUBSIDIARIES AND PREDECESSOR
                        (FORMERLY TRINITY AMERICAS INC.)

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                         PAGE
                                                                                                      -----------

Reports of Independent Public Accountants...........................................................    F-2-F-3

Consolidated Balance Sheet as of December 31, 1996..................................................      F-4

Consolidated Statements of Operations for the period from March 19, 1996 through December 31, 1996
  and the period from January 1, 1996 through March 18, 1996........................................      F-5

Consolidated Statements of Changes in Shareholders' Equity for the period from March 19, 1996
  through December 31, 1996 and the period from January 1, 1996 through March 18, 1996..............      F-6

Consolidated Statements of Cash Flows for the period from March 19, 1996 through December 31, 1996
  and the period from January 1, 1996 through March 18, 1996........................................      F-7

Notes to the Consolidated Financial Statements......................................................   F-8-F-21

Report of Independent Public Accountants............................................................     F-22

Balance Sheets as of December 31, 1995 and 1994.....................................................     F-23

Statements of Operations for the years ended December 31, 1995, 1994 and 1993.......................     F-24

Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993.......................     F-25

Statements of Changes in Shareholders' Equity for the years ended December 31, 1995, 1994 and
  1993..............................................................................................     F-26

Notes to Financial Statements.......................................................................   F-27-F-40

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Brazil Fast Food Corp. and Subsidiaries:

    We have audited the accompanying consolidated balance sheet of Brazil Fast Food Corp. and subsidiaries (formerly Trinity Americas Inc.) (a Delaware corporation) as of December 31, 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for the period from March 19, 1996 through December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brazil Fast Food Corp. and subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for the period from March 19, 1996 through December 31, 1996, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

New York, New York
March 26, 1997 (except with respect
  to matters discussed in
  Note 2.c as to which
  the date is May 23, 1997)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Brazil Fast Food Corp. and Subsidiaries:

    We have audited the accompanying statements of operations and cash flows of Venbo Comercio de Alimentos Ltda. for the period from January 1, 1996 through March 18, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Venbo Comercio de Alimentos Ltda. for the period from January 1, 1996 through March 18, 1996, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

New York, New York
August 1, 1997

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
                        (FORMERLY TRINITY AMERICAS INC.)

                           CONSOLIDATED BALANCE SHEET

                               DECEMBER 31, 1996

     (EXPRESSED IN CURRENCY OF CONSTANT PURCHASING POWER AT MARCH 31, 1997)

                                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents...................................................  R$ 1,531,000
  Accounts receivable, net of allowance for doubtful accounts of R$312,000....     1,542,000
  Inventories.................................................................       856,000
  Prepaid and other assets....................................................     1,247,000
                                                                                ------------
    TOTAL CURRENT ASSETS......................................................     5,176,000
PROPERTY AND EQUIPMENT, NET...................................................    24,215,000
DEFERRED CHARGES, NET.........................................................    14,063,000
GOODWILL, NET OF ACCUMULATED AMORTIZATION
  of R$205,000................................................................     6,323,000
OTHER.........................................................................        20,000
                                                                                ------------
    TOTAL ASSETS..............................................................  R$49,797,000
                                                                                ------------
                                                                                ------------
                            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable...............................................................  R$ 1,963,000
  Accounts payable............................................................     3,186,000
  Accrued expenses............................................................     1,631,000
  Payroll and related accruals................................................     2,420,000
  Taxes, other than income taxes..............................................       902,000
  Deferred income.............................................................       646,000
  Other.......................................................................       455,000
                                                                                ------------
    TOTAL CURRENT LIABILITIES.................................................    11,203,000
                                                                                ------------
NOTES PAYABLE, less current portion...........................................     2,685,000
DEFERRED INCOME, LESS CURRENT PORTION.........................................     2,949,000
                                                                                ------------
    TOTAL LIABILITIES.........................................................    16,837,000
                                                                                ------------
COMMITMENTS AND CONTINGENCIES (Note 13)
SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 5,000 shares authorized; no shares
    issued....................................................................       --
  Common stock, $.0001 par value, 20,000,000 shares authorized; 10,404,484
    shares issued and outstanding.............................................         1,000
  Additional paid-in capital..................................................    37,908,000
  Retained earnings (deficit).................................................    (4,956,000)
  Cumulative translation adjustment...........................................         7,000
                                                                                ------------
    TOTAL SHAREHOLDERS' EQUITY................................................    32,960,000
                                                                                ------------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY................................  R$49,797,000
                                                                                ------------
                                                                                ------------

            See the accompanying notes to the financial statements.

            BRAZIL FAST FOOD CORP. AND SUBSIDIARIES AND PREDECESSOR
                        (FORMERLY TRINITY AMERICAS INC.)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

          FOR THE PERIOD FROM MARCH 19, 1996 THROUGH DECEMBER 31, 1996

           AND THE PERIOD FROM JANUARY 1, 1996 THROUGH MARCH 1, 1996

     (EXPRESSED IN CURRENCY OF CONSTANT PURCHASING POWER AT MARCH 31, 1997)

                                                                                       BFFC
                                                                                  ---------------
                                                                                  MARCH 19, 1996
                                                                                      THROUGH
                                                                                   DECEMBER 31,
                                                                                       1996
                                                                                  ---------------
                                                                                                        VENBO
                                                                                                   ---------------
                                                                                                      JANUARY 1
                                                                                                        1996
                                                                                                       THROUGH
                                                                                                   MARCH 18, 1996
                                                                                                   ---------------
NET OPERATING REVENUES:
  Restaurant sales..............................................................  R$   55,469,000  R$   14,759,000
  Franchise income..............................................................          640,000          158,000
  Other income..................................................................        1,233,000          111,000
                                                                                  ---------------  ---------------
    TOTAL NET OPERATING REVENUES................................................       57,342,000       15,028,000
                                                                                  ---------------  ---------------
COSTS AND EXPENSES:
  Cost of restaurant sales......................................................       20,148,000        6,326,000
  Restaurant payroll and other employee benefits................................       13,195,000        3,179,000
  Restaurant occupancy and other expenses.......................................        4,570,000        1,067,000
  Depreciation and amortization.................................................        2,607,000          664,000
  Other operating expenses......................................................        8,492,000        3,061,000
  Selling expenses..............................................................        3,541,000          866,000
  General and administrative expenses...........................................        9,964,000        3,551,000
                                                                                  ---------------  ---------------
    TOTAL COSTS AND EXPENSES....................................................       62,517,000       18,714,000
                                                                                  ---------------  ---------------
(LOSS) FROM OPERATIONS..........................................................       (5,175,000)      (3,686,000)
INTEREST INCOME.................................................................          110,000        2,161,000
INTEREST EXPENSE................................................................         (136,000)        (973,000)
FOREIGN EXCHANGE GAIN...........................................................            4,000          269,000
                                                                                  ---------------  ---------------
(LOSS) BEFORE BENEFIT FOR INCOME TAXES..........................................       (5,197,000)      (2,229,000)
BENEFIT FROM INCOME TAXES.......................................................          (44,000)       --
                                                                                  ---------------  ---------------
NET (LOSS)......................................................................  R$   (5,153,000) R$   (2,229,000)
                                                                                  ---------------  ---------------
                                                                                  ---------------  ---------------
NET (LOSS) PER COMMON SHARE.....................................................  R$          .67
                                                                                  ---------------
                                                                                  ---------------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING......................................        7,696,106
                                                                                  ---------------
                                                                                  ---------------

            See the accompanying notes to the financial statements.

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
                        (FORMERLY TRINITY AMERICAS INC.)

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

          FOR THE PERIOD FROM MARCH 19, 1996 THROUGH DECEMBER 31, 1996 (EXPRESSED IN CURRENCY OF CONSTANT PURCHASING POWER AT MARCH 31, 1997)

                                        COMMON STOCK          ADDITIONAL        RETAINED      CUMULATIVE
                                   -----------------------      PAID-IN         EARNINGS      TRANSLATION
                                      SHARES     PAR VALUE      CAPITAL         (DEFICIT)     ADJUSTMENT       TOTALS
                                   ------------  ---------  ---------------  ---------------  -----------  ---------------
Balance, March 19, 1996..........     2,964,861  R$ --      R$   10,057,000  R$      197,000   R$     --   R$   10,254,000
Issuance of shares for
  acquisitions...................     3,076,422     --           11,986,000        --             --            11,986,000
Issuance of shares for private
  placements.....................     4,363,201      1,000       15,865,000        --             --            15,866,000
Net loss for the year............       --          --            --              (5,153,000)     --            (5,153,000)
Cumulative translation
  adjustment.....................       --          --            --               --              7,000             7,000
                                   ------------  ---------  ---------------  ---------------  -----------  ---------------
Balance, December 31, 1996.......    10,404,484  R$  1,000  R$   37,908,000  R$   (4,956,000)  R$  7,000   R$   32,960,000
                                   ------------  ---------  ---------------  ---------------  -----------  ---------------
                                   ------------  ---------  ---------------  ---------------  -----------  ---------------

            See the accompanying notes to the financial statements.

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
                        (FORMERLY TRINITY AMERICAS INC.)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIOD FROM MARCH 19, 1996 THROUGH DECEMBER 31, 1996 AND THE PERIOD FROM
                     JANUARY 1, 1996 THROUGH MARCH 18, 1996
     (EXPRESSED IN CURRENCY OF CONSTANT PURCHASING POWER AT MARCH 31, 1997)

                                                                                    BFFC               VENBO
                                                                            --------------------  ---------------
                                                                               MARCH 19, 1996     JANUARY 1, 1996
                                                                            THROUGH DECEMBER 31,      THROUGH
                                                                                    1996          MARCH 18, 1996
                                                                            --------------------  ---------------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net (loss)..............................................................    R$    (5,153,000)    R$ (2,229,000)
  Adjustments to reconcile net (loss) cash provided by operating activities:
    Depreciation and amortization.........................................           3,119,000           489,000
    Changes in assets and liabilities net of effects from acquisitions:
      (Increase) decrease in accounts receivable, net.....................            (671,000)          544,000
      (Increase) decrease in inventories..................................            (246,000)        1,040,000
      (Increase) decrease in other current assets.........................            (888,000)          110,000
      Increase (decrease) in accounts payable and accrued expenses........           2,581,000        (2,135,000)
      Increase in payroll and related costs...............................             346,000           186,000
      Increase (decrease) in taxes other than income taxes................             445,000           (70,000)
      (Decrease) in other liabilities.....................................          (2,029,000)       (1,027,000)
      Increase in deferred income.........................................           3,595,000          --
      Other...............................................................             (11,000)         --
                                                                            --------------------  ---------------
        CASH FLOWS PROVIDED (USED IN) BY OPERATING ACTIVITIES.............           1,068,000        (3,092,000)
                                                                            --------------------  ---------------
CASH FLOW FROM INVESTING ACTIVITIES:
Payment for purchase of acquisitions, net of cash acquired................         (18,008,000)         --
Additions to property and equipment.......................................          (7,258,000)         --
Decrease in restricted cash and investments...............................           9,798,000          --
                                                                            --------------------  ---------------
        CASH FLOWS (USED IN) INVESTING ACTIVITIES.........................         (15,468,000)         --
                                                                            --------------------  ---------------
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares of common stock..........................          15,866,000          --
Proceeds from issuance of notes payable...................................           1,716,000          --
Repayments of notes payable...............................................          (1,685,000)         --
Increase in due to related parties........................................           --                1,942,000
                                                                            --------------------  ---------------
        CASH FLOWS PROVIDED BY FINANCING ACTIVITIES.......................          15,897,000         1,942,000
                                                                            --------------------  ---------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH...................................               7,000          --
                                                                            --------------------  ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......................           1,504,000        (1,150,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..........................              27,000         1,150,000
                                                                            --------------------  ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD................................    R$     1,531,000          --
                                                                            --------------------  ---------------
                                                                            --------------------  ---------------

             See the accompanying notes to the financial statements

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

                        (FORMERLY TRINITY AMERICAS INC.)

                         NOTES TO FINANCIAL STATEMENTS

     (EXPRESSED IN CURRENCY OF CONSTANT PURCHASING POWER AT MARCH 31, 1997)

NOTE 1--BUSINESS AND OPERATIONS

    Brazil Fast Food Corp. (formerly Trinity Americas Inc.) (the "Company") was incorporated in the State of Delaware on September 16, 1992, to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other similar business combination with an operating business. The Company was in the development stage until March 19, 1996.

    On March 19, 1996 (the "Closing"), the Company acquired all of the outstanding quotas (shares of capital stock) of Venbo from Bob's Industria e Comercio Ltda. ("BIEC") and Arnaldo Bisoni ("Bisoni" and with BIEC, collectively, the "Sellers") for $19,200,000 (the "Purchase Price"), plus related acquisition costs, of which $16,700,000 was paid in cash at the Closing (inclusive of $100,000 which had been previously paid in October 1995 upon the parties' execution of the Heads of Agreement), with the balance of $2,500,000 payable with interest at the rate of 1 1/2% per annum over LIBOR due 720 days from the Closing. In addition, the Company acquired all of the trademarks relating to Venbo's business from Vendex International N.V., an affiliate of the Sellers, for $1,800,000, payable to BIEC with interest at the rate of 6 7/8% per annum in monthly installments equal to 4% of Venbo's net sales for each immediately preceding month. The Company's acquisition of the quotes and trademarks is hereinafter referred to as the "Acquisition".

    The Acquisition was treated for accounting purposes as a purchase and the consideration paid in excess of the net assets acquired was allocated to those net assets based on their fair market value. The unallocated amount has been classified as goodwill (R$3,700,000) and is being amortized over a 20 year period.

    At the date of Acquisition, Venbo, a Brazilian limited liability company which conducts business under the trademark "Bob's", owned and, directly and through franchisees, operated the second largest chain of hamburger fast food restaurants in Brazil.

    In order to raise sufficient cash to complete the Acquisition and to fund the Company's subsequent expansion strategy, the Company sold 3,125,701 shares of its common stock to new investors in a private transaction (the "Private Placement") at $3.20 per share, resulting in net proceeds to the Company of approximately $10,000,000 (R$10,630,000).

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

    As a result of the Acquisition and the Private Placement: (i) Venbo became a wholly-owned subsidiary of the Company, (ii) Shampi and the investors in the Private Placement, collectively, acquired approximately 58.4% of the outstanding common stock of the Company, (iii) designees of Shampi, being

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

                        (FORMERLY TRINITY AMERICAS INC.)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

     (EXPRESSED IN CURRENCY OF CONSTANT PURCHASING POWER AT MARCH 31, 1997)

NOTE 1--BUSINESS AND OPERATIONS (CONTINUED) respectively, Peter VanVoorst Vader, Omar Carneiro da Cunha and Arnaldo Bisoni, became three of the five members of the Company's Board of Directors, and (iv) the Company's name was changed to "Brazil Fast Food Corp.". Reference is made to the Company's proxy statement dated February 12, 1996, for a discussion of Venbo's business and the background of the Acquisition.

    Subsequent to the Acquisition discussed above, Brazil Fast Food Corp changed its fiscal year to December 31, and filed a transition report on Form 10-Q for the period from September 1, 1995 to December 31, 1995.

    The Company sustained losses in the amount of R$5,153,000 for the year ended December 31, 1996. The Company's current assets include approximately R$1,531,000 in cash with approximately R$2,400,000 in accounts receivable and inventory. This is offset by approximately R$11,000,000 in current liabilities, R$3,000,000 of which is due to vendors, other operating costs and notes payable. The Company's operations provided net cash flows of approximately R$1,000,000 in 1996, most of which was used to fund the acquisitions of two major chains of stores and capital expenditures.

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

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

    B. PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

    C. CONSTANT CURRENCY RESTATEMENT

    The 1996 financial statements have been indexed and expressed in currency of constant purchasing power at March 31, 1997 by using a monthly index derived from the Indice Geral de Precos-Mercado (IGP-M).

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

                        (FORMERLY TRINITY AMERICAS INC.)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

     (EXPRESSED IN CURRENCY OF CONSTANT PURCHASING POWER AT MARCH 31, 1997)

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
    Through 1995, the Company used the Unidade Fiscal de Referencia (UFIR) as the basis to reflect constant Brazilian Reais. Starting in 1996, the Company commenced using the IGP-M as the basis for indexation.

                                                                                    INFLATION
                                                                  VALUE OF 1.0         FOR
                                                                RESTATEMENT UNITS  THE PERIOD
YEAR                                                               OF ONE REAL          %
--------------------------------------------------------------  -----------------  -----------
1992..........................................................        0.0026691       1,129.4
1993..........................................................        0.0673164       2,422.1
1994..........................................................        0.6767000         905.3
1995..........................................................        0.8287000          22.5
1996..........................................................        0.9049000           9.2
March 31, 1997................................................        0.9356000           3.4

    The Company believes that the above indicies are appropriate general price level inflation indications to be used under US GAAP.

    Items in the income statement are adjusted to the balance sheet date by:

    - Allocating inflationary holding gains or losses on interest bearing monetary assets and liabilities to their corresponding interest income and expense captions;

    - Allocating inflationary holding gains and losses from other monetary items to their corresponding income and expense captions.

    The allocation of the inflationary gains and losses to their respective income statement captions is shown in Note 9.

    D. FOREIGN CURRENCY

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

    E. CASH AND CASH EQUIVALENTS

    The company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

    F. INVENTORIES

    Inventories, primarily consisting of food, beverages and supplies, are stated at the lower of indexed cost or replacement value. Cost of inventories is determined principally on the average cost method.

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

                        (FORMERLY TRINITY AMERICAS INC.)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

     (EXPRESSED IN CURRENCY OF CONSTANT PURCHASING POWER AT MARCH 31, 1997)

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
    G. FINANCIAL INVESTMENTS

    In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". This Statement requires the classification of debt and equity securities based on whether the securities that will be held to maturity, are considered trading securities or are available for sale. Classification within these categories may require the securities, to be reported at their fair market value with unrealized gains and losses included either in current earnings or reported as a separate component of shareholders' equity, depending on the ultimate classification, The Company adopted the provisions of this statement on September 1, 1994, which had no material impact on the Company's financial statements. There were no investments under SFAS No 115 as of December 31, 1996.

    H. PROPERTY AND EQUIPMENT

    Property and equipment are stated at price-level adjusted cost, less price-level adjusted accumulated depreciation. Depreciation on property and equipment is provided using the straight-line method over the following estimated useful lives of the related assets:

                                                                                          YEARS
                                                                                        ---------
Buildings and building improvements...................................................     50
Leasehold improvements................................................................       5-10
Machinery and equipment...............................................................      10-15
Furniture and fixtures................................................................      10-15
Vehicles..............................................................................     13

    I. DEFERRED CHARGES

    Deferred charges, which relate to leasehold premiums paid in advance for rented outlet premises are stated at price-level adjusted cost, less price-level adjusted accumulated amortization.

    The amortization period is the term of management's estimate of the related rental contract including renewal options which are solely at the discretion of the Company.

    J. PREOPENING COSTS

    Labor costs and the costs of hiring and training personnel and certain other costs relating to the opening of new restaurants are expensed as incurred.

    K. REVENUE RECOGNITION

    Initial franchise fee revenue is recognized when all material services and conditions relating to the franchise have been substantially performed or satisfied which normally occurs when the restaurant is opened. Annual franchise fees based on a percentage of the revenues of the franchisee are recognized when earned.

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

                        (FORMERLY TRINITY AMERICAS INC.)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

     (EXPRESSED IN CURRENCY OF CONSTANT PURCHASING POWER AT MARCH 31, 1997)

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
    L. ADVERTISING EXPENSES

    The Company expenses advertising costs as incurred.

    M. INCOME TAXES

    Deferred taxes are provided on the liability method on a full provision basis in accordance with Statement of Financial Accounting Standards No. 109.

    N. USE OF ESTIMATES

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

    O. LONG-LIVED ASSETS

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

    P. NET INCOME (LOSS) PER COMMON SHARE

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

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

                        (FORMERLY TRINITY AMERICAS INC.)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

     (EXPRESSED IN CURRENCY OF CONSTANT PURCHASING POWER AT MARCH 31, 1997)

NOTE 3--RESTRICTED CASH AND INVESTMENTS

    The Company, pursuant to the terms of its initial public offering ("the Offering"), held approximately $9.6 million as of March 19, 1996, which included interest income, in a trust account which was primarily invested in a short term U.S. Government Security. These funds were released, in connection with the terms of the Offering, upon the consummation of the Acquisition.

NOTE 4--OTHER ACQUISITIONS

    On June 10, 1996, the Company acquired all of the outstanding quotas (capital shares) of, respectively, BigBurger Sao Paulo Lanchonetes Ltda. and BigBurger Goiania Lanchonetes Ltda., each a Brazilian corporation (collectively, the "Acquired Companies"), from Rucker Holding Corporation, a non-affiliated British Virgin Islands corporation ("Rucker"), for (i) R$251,000 and (ii) 510,000 shares of the Company's common stock valued at R$1,770,000. The Acquired Companies owned and operated 7 "Mr. Theo" hamburger fast food restaurants in Sao Paulo and Goiania, Brazil. All of these restaurants have been rebranded and are now operating under the Company's "Bob's" tradename. This acquisition has been accounted for using the purchase method of accounting. In connection with this acquisition, the Company has recorded approximately R$380,000 of excess purchase price over net assets acquired which is being amortized over a 20 year period.

    On July 24, 1996, the Company acquired all of the operating assets of each of BigBurger Ltda. ("BigBurger") and five of its affiliates, all Brazilian corporations (collectively, the "BigBurger Companies"), for 1,520,000 shares of the Company's common stock valued at R$6,641,000. The BigBurger Companies owned and operated 27 hamburger fast food restaurants, inclusive of outlets operated by franchisees, in 9 Brazilian states. All of these restaurants have been rebranded with the exception of one which is being rebranded and are now operating under the Company's "Bob's" tradename. This acquisition has been accounted for using the purchase method of accounting. In connection with this acquisition, the Company has recorded R$2,446,000 of excess purchase price over net assets acquired which is being amortized over a 20 year period.

    The following unaudited proforma information presents a summary of the consolidated results of operations of the Company as if all acquisitions had occurred on January 1, 1994.

                                                                     1996             1995             1994
                                                               ----------------  ---------------  ---------------
Net Operating Revenues.......................................  R$    78,791,000  R$   80,272,000  R$   65,772,000
Net Loss.....................................................  R$    (7,917,000) R$   (9,526,000) R$   (4,418,000)
Loss per Common Share........................................  R$          (.76) R$         (.92) R$         (.42)

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

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

                        (FORMERLY TRINITY AMERICAS INC.)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

     (EXPRESSED IN CURRENCY OF CONSTANT PURCHASING POWER AT MARCH 31, 1997)

NOTE 5--PROPERTY AND EQUIPMENT

                                                                                DECEMBER 31,
                                                                                    1996
                                                                               ---------------
Land.........................................................................  R$    2,782,000
Buildings and building improvements..........................................        4,225,000
Leasehold improvements.......................................................        5,943,000
Machinery and equipment......................................................        9,912,000
Furniture and fixtures.......................................................        3,367,000
Vehicles.....................................................................          191,000
Other........................................................................           39,000
                                                                               ---------------
                                                                                    26,459,000
Less: Accumulated depreciation and amortization..............................       (2,244,000)
                                                                               ---------------
                                                                               R$   24,215,000
                                                                               ---------------
                                                                               ---------------

NOTE 6--DEFERRED CHARGES, NET

                                                                                DECEMBER 31,
                                                                                    1996
                                                                               ---------------
Leasehold premiums...........................................................  R$   14,733,000
Less: Accumulated amortization...............................................         (670,000)
                                                                               ---------------
                                                                               R$   14,063,000
                                                                               ---------------
                                                                               ---------------

NOTE 7--ACCRUED EXPENSES

                                                                                 DECEMBER 31,
                                                                                     1996
                                                                                --------------
Rent payable..................................................................  R$     671,000
Accrued utilities.............................................................         219,000
Accrued freight...............................................................         100,000
Accrued maintenance...........................................................          84,000
Accrued advertising...........................................................          85,000
Other accrued liabilities.....................................................         472,000
                                                                                --------------
                                                                                R$   1,631,000
                                                                                --------------
                                                                                --------------

NOTE 8--NOTES PAYABLE

    a) The Company has revolving lines of credit agreements with several Brazilian financial institutions for maximum borrowings of R$2,750,000. As of December 31, 1996, the Company had R$1,715,000 outstanding under these facilities which is due on demand and included in the current portion of notes payable on the accompanying consolidated balance sheet. Interest charged on these loans range from 1.5% to 2.5% per month and in some cases are guaranteed by certain of the Company's officers.

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

                        (FORMERLY TRINITY AMERICAS INC.)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

     (EXPRESSED IN CURRENCY OF CONSTANT PURCHASING POWER AT MARCH 31, 1997)

NOTE 8--NOTES PAYABLE (CONTINUED)
    b) As part of the Acquisitions, the Company incurred $1,800,000 (R$1,837,000) payable to BEIC for the purchase of certain trademarks. This payable bears interest at 6 7/8% per annum and is due in monthly installments equal to 4% of the Company's Net Revenues. At December 31, 1996, the Company owes R$248,000 on this obligation, which is included in the current portion of notes payable on the accompanying consolidated balance sheet.

    c) As part of the Acquisitions, the Company incurred $2,500,000 (R$2,685,000) payable to the sellers with interest at the rate of 1 1/2% per annum over LIBOR due March 1998, which is included in long-term notes payable on the accompanying consolidated balance sheet.

    d) Commencing in 1997, a major financial institution agreed to provide a credit facility of $3,000,000 to be used by the Company for information technology expenditures and an additional $2,000,000 for other restaurant equipment.

NOTE 9--INFLATIONARY EFFECTS ON THE FINANCIAL STATEMENTS

    Inflationary effects on the financial statements that are included in the statements of operations comprise principally net purchasing power gains. For the purposes of presenting the financial statements in their fully indexed form, realized inflationary gains and losses on non-interest bearing assets and liabilities have been allocated to the following captions of the statements of operations:

                                                                                 DECEMBER 31,
                                                                                     1996
                                                                                 -------------
Net operating revenues.........................................................  R$    212,000
Cost of restaurant sales.......................................................        176,000
Restaurant occupancy and other expenses........................................         57,000
Depreciation and amortization..................................................       (278,000)
General and administrative expenses............................................         27,000
                                                                                 -------------
    Total......................................................................  R$    194,000
                                                                                 -------------
                                                                                 -------------

    The above stated gain and losses were generated from the following balance sheet accounts:

                                                                                 DECEMBER 31,
                                                                                     1996
                                                                                 -------------
Cash and cash equivalents......................................................  R$    183,000
Accounts receivable............................................................         42,000
Other assets...................................................................        257,000
Accounts payable and accrued expenses..........................................       (102,000)
Payroll and related liabilities................................................       (137,000)
Taxes other than income taxes..................................................        (24,000)
Other liabilities..............................................................       (315,000)
                                                                                 -------------
    Total......................................................................  R$    (96,000)
                                                                                 -------------
                                                                                 -------------

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

                        (FORMERLY TRINITY AMERICAS INC.)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

     (EXPRESSED IN CURRENCY OF CONSTANT PURCHASING POWER AT MARCH 31, 1997)

NOTE 9--INFLATIONARY EFFECTS ON THE FINANCIAL STATEMENTS (CONTINUED) Inflationary gains and losses on interest bearing assets and liabilities were allocated to the following captions in the statement of operations:

                                                                                 DECEMBER 31,
                                                                                     1996
                                                                                 -------------
Gross interest income..........................................................  R$    292,000
Inflationary loss..............................................................       (308,000)
                                                                                 -------------
Net interest income............................................................  R$    (16,000)
                                                                                 -------------
                                                                                 -------------
Gross interest expense.........................................................  R$   (266,000)
Inflationary gain..............................................................        129,000
                                                                                 -------------
Net interest expense...........................................................  R$   (137,000)
                                                                                 -------------
                                                                                 -------------
Gross exchange (loss)..........................................................  R$    (75,000)
Inflationary gain..............................................................         81,000
                                                                                 -------------
Net exchange gain..............................................................  R$      6,000
                                                                                 -------------
                                                                                 -------------

    The inflationary gains and losses were generated from bank balances and bank overdrafts.

NOTE 10--CASH FLOW INFORMATION

    Supplemental Disclosure of Cash Flow information:

                                                                                DECEMBER 31,
                                                                                    1996
                                                                              ----------------
Interest paid...............................................................  R$       197,000
Income taxes paid...........................................................  R$     --

Details of Acquisitions:
  Fair Value of assets acquired.............................................  R$    41,534,000
  Liabilities assumed.......................................................  R$   (11,302,000)
  Stock issued..............................................................  R$   (11,986,000)
  Cash acquired.............................................................  R$      (238,000)
                                                                              ----------------
Net cash used in acquisitions...............................................  R$    18,008,000
                                                                              ----------------
                                                                              ----------------

NOTE 11--TAXATION

    Tax losses through December 31, 1996 relating to income tax and social contribution tax amount to R$7,933,000. Social contribution tax is a Brazilian tax levied on taxable income and is by its nature comparable to corporate income tax. At the date of Acquisition, Venbo had R$5,422,000 of loss carryforwards. The utilization of these pre-acquisition losses recognized subsequent to the Acquisition, first reduces to zero any goodwill related to the Acquisition, second reduces other non-current intangible assets to zero and third reduces income tax expense.

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

                        (FORMERLY TRINITY AMERICAS INC.)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

     (EXPRESSED IN CURRENCY OF CONSTANT PURCHASING POWER AT MARCH 31, 1997)

NOTE 11--TAXATION (CONTINUED)
    The accumulated tax loss position can be offset against future taxable income. Recent Brazilian tax legislation restricts the offset of accumulated tax losses to 30% of taxable profits on an annual basis. These losses can be used indefinitely and are not impacted by a change in ownership of the Company.

    The following is a reconciliation of the amount of reported income tax benefit and the amount computed by applying the combined statutory tax rate of 33% to the loss before income taxes:

                                                                             DECEMBER 31, 1996
                                                                             -----------------
Tax benefit at the combined statutory rate.................................   R$   (1,715,000)
Valuation allowances recorded against net deferred tax assets..............         1,715,000
Other......................................................................           (44,000)
                                                                             -----------------
Income tax benefit as reported in the accompanying consolidated financial
  statements...............................................................   R$      (44,000)
                                                                             -----------------

    The following summarizes the composition of deferred tax assets and liabilities and the related valuation allowance at December 31, 1996, based on temporary differences and tax loss carryforwards determined by applying social contribution tax and income tax rates of respectively, 8% and 25%.

                                                                      SOCIAL
                                                                   CONTRIBUTION       INCOME
                                                                       TAX              TAX             TOTAL
                                                                  --------------  ---------------  ---------------
Deferred tax assets:
  Tax loss carry forward........................................  R$   1,610,000  R$    4,470,000  R$    6,080,000
  Provision for contingencies...................................           2,000            6,000            8,000
                                                                  --------------  ---------------  ---------------
    Total deferred tax assets...................................       1,612,000        4,476,000        6,088,000
                                                                  --------------  ---------------  ---------------

Deferred tax liabilities:
  Deferred income...............................................           8,000           27,000           35,000
  Present value adjustment......................................           1,000            3,000            4,000
  Fixed assets..................................................          65,000          205,000          270,000
  Deferred charges..............................................         590,000        1,841,000        2,431,000
                                                                  --------------  ---------------  ---------------
    Total deferred tax liabilities..............................         664,000        2,076,000        2,740,000
                                                                  --------------  ---------------  ---------------
Net deferred tax assets.........................................         948,000        2,400,000        3,348,000
Valuation allowance.............................................        (948,000)      (2,400,000)      (3,348,000)
                                                                  --------------  ---------------  ---------------
                                                                  R$         -0-  R$          -0-  R$          -0-
                                                                  --------------  ---------------  ---------------
                                                                  --------------  ---------------  ---------------

    The valuation allowance reflects the Company's assessment of the likelihood of realizing the net deferred tax assets in view of current operations and the Company's recurring losses.

NOTE 12--RELATED PARTY TRANSACTIONS

    The Company was charged $100,000 by an entity related to two of the Company's directors related to their assistance in the Company's financing activities.

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

                        (FORMERLY TRINITY AMERICAS INC.)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

     (EXPRESSED IN CURRENCY OF CONSTANT PURCHASING POWER AT MARCH 31, 1997)

NOTE 13--COMMITMENTS AND CONTINGENCIES

    A. OPERATING LEASES

    The future minimum lease payments under operating leases with an initial or remaining noncancelable lease term in excess of one year at December 31, 1996 are as follows:

DECEMBER 31,
-----------------------------------------------------------------------------
  1997.......................................................................  R$    3,661,000
  1998.......................................................................        3,209,000
  1999.......................................................................        2,842,000
  2000.......................................................................        2,463,000
  2001.......................................................................        2,175,000
  Thereafter.................................................................        4,782,000
                                                                               ---------------
  Total minimum lease payments...............................................  R$   19,132,000
                                                                               ---------------
                                                                               ---------------

    Rent expense was R$3,066,000 for the year ended December 31, 1996. Certain leases provide for escalations for common charges and real estate taxes as well as increased rent payments based upon net revenues. Minimum rents totalled approximately R$2,210,000 and additional percentage rents totalled R$856,000 for the year ended December 31, 1996.

    B. OTHER COMMITMENTS

    The Company has long term contracts (mainly 5 to 10 years) with all of its franchisees. Under these contracts the franchisee has the right to use the Bob's name and formulas in a specific location or area. The Company has no specific financial obligations in respect of these contracts.

    C. CONTINGENCIES

    In the normal course of business, Venbo is involved in legal procedures and claims with both private and governmental parties. At December 31, 1996, contingencies for labor, civil and fiscal claims exist for a total gross amount of approximately R$145,000. The balance sheet at December 31, 1996 contains a provision for these claims.

NOTE 14--SHAREHOLDERS' EQUITY

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

    COMMON STOCK

    In March 1996, the Company completed a Private Placement of 3,125,701 shares of its common stock at $3.20 per share, resulting in net proceeds to the Company of approximately $10,000,000 (R$10,630,000).

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

                        (FORMERLY TRINITY AMERICAS INC.)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

     (EXPRESSED IN CURRENCY OF CONSTANT PURCHASING POWER AT MARCH 31, 1997)

NOTE 14--SHAREHOLDERS' EQUITY (CONTINUED)
In addition, 5,000 shares of the Company's common stock were redeemed in accordance with the terms of the Company's Articles of Incorporation.

    At the Closing of the Acquisition, the Company issued 1,046,422 shares of its common stock to Shampi valued at $3,348,550, in exchange for the assignment by Shampi to the Company of Shampi's right to acquire the outstanding quotas of Venbo.

    In June 1996, the Company issued 510,000 shares of its common stock to the Acquired Companies (as defined in Note 4) valued at R$1,770,000 for the acquisition of all of its outstanding quotas (capital shares).

    In July 1996, the Company issued 1,520,000 shares of its common stock to the BigBurger Companies (as defined in Note 4) valued at R$6,641,000 for the acquisition of the operating assets of the BigBurger Companies.

    In September 1996, the Company closed a private placement of 621,250 units (the "Private Placement Units"). Each Private Placement Unit consisted of two shares of the Company's common stock and one warrant to purchase one share of common stock at an exercise price of $5.50 through September 20, 2001. The Company received net proceeds exclusive of related expenses of approximately $4,854,000 (R$5,236,000).

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

    The Company accounts for awards granted to employees and directors under APB No. 25, under which no compensation cost has been recognized for stock options granted. Had compensation costs of

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

                        (FORMERLY TRINITY AMERICAS INC.)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

     (EXPRESSED IN CURRENCY OF CONSTANT PURCHASING POWER AT MARCH 31, 1997)

NOTE 14--SHAREHOLDERS' EQUITY (CONTINUED) these stock options been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                                                    1996
                                                                               ---------------
Net income (loss) as reported................................................  (R$   5,153,000)
Net income (loss) pro forma..................................................  (R$   5,824,942)
Primary loss per share as reported...........................................           (R$.67)
Primary loss per share pro forma.............................................           (R$.75)

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

    Vesting terms of the options range from immediately vesting of all options to a ratable vesting period of 5 1/2 years. Option activity for the years ended December 31, 1996 and 1995 is summarized as follows:

                                                                                 1996
                                                                      --------------------------
                                                                                    WEIGHTED
                                                                                     AVERAGE
                                                                       SHARES    EXERCISE PRICE
                                                                      ---------  ---------------
Outstanding at beginning of year
  Options granted...................................................    465,000     $    4.71
  Options exercised.................................................     --            --
  Options canceled..................................................     --            --
                                                                      ---------
Outstanding at end of year..........................................    465,000     $    4.71
                                                                      ---------
                                                                      ---------
Exercisable at end of year..........................................    135,000     $    3.80
                                                                      ---------
                                                                      ---------

                                                            WEIGHTED AVERAGE    WEIGHTED AVERAGE
                                                            FAIR MARKET VALUE    EXERCISE PRICE
                                                           -------------------  -----------------
Options granted at a discount............................       $    4.53           $    4.81
Options granted at fair market value.....................       $    3.56           $    3.94
Options granted at a premium.............................       $    4.60           $    5.16

    At December 31, 1996, there were 35,000 shares available for grant under the Plan.

    The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following weighted average assumptions used for grants in 1996: risk-free interest rate of 6.26%; no expected divided yield; expected lives of 5 years; and expected stock price volatility of 142%.

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

                        (FORMERLY TRINITY AMERICAS INC.)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

     (EXPRESSED IN CURRENCY OF CONSTANT PURCHASING POWER AT MARCH 31, 1997)

NOTE 14--SHAREHOLDERS' EQUITY (CONTINUED)
    The following table summarizes information about stock options outstanding at December 31, 1996:

                    NUMBER         WEIGHTED                      NUMBER
                 OUTSTANDING        AVERAGE       WEIGHTED     EXERCISABLE    WEIGHTED
   RANGE OF           AT           REMAINING       AVERAGE         AT          AVERAGE
   EXERCISE      DECEMBER 31,     CONTRACTUAL     EXERCISE    DECEMBER 31,    EXERCISE
    PRICES           1996            LIFE           PRICE         1996          PRICE
--------------  --------------  ---------------  -----------  -------------  -----------
$3.25-$4.88..        160,000            4.64      $    3.87        100,000    $    3.33
 4.89- 5.25..        305,000            4.22           5.15         35,000         5.15
--------------       -------             ---          -----   -------------       -----
$3.25- 5.25..        465,000            4.37      $    4.71        135,000    $    3.80

NOTE 15--SUBSEQUENT EVENT

    During the first four months of 1997, the Company sold an aggregate of 400,000 shares of its Common Stock in unrelated transactions to two Brazilian banks respectively, and one European institutional investor, from which the Company derived net proceeds of $1,210,000.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Directors and Shareholders of
Venbo Comercio de Alimentos Ltda.

    We have audited the accompanying balance sheets of Venbo Comercio de Alimentos Ltda. as of December 31, 1995 and December 31, 1994, and the related statements of operations, cash flows and changes in shareholders' equity of Venbo Comercio de Alimentos Ltda. for each of the years in the three year period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    As described in Note 10, the Company is dependent upon additional financial support from its shareholder. The Company has obtained assurance that it will continue to receive financial support, if necessary, from its shareholder.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Venbo Comercio de Alimentos Ltda. at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 1995 in conformity with generally accepted accounting principles in the United States of America.

    As described in Note 3, the accompanying financial statements expressed in Brazilian reais have been fully indexed using appropriate indices to recognize the effects of changes in purchasing power of the Brazilian currency which conforms with generally accepted accounting principles in the United States of America.

Sao Paulo, Brazil                                    /s/ KPMG Peat Marwick
March 12, 1996, except for
note 20 which is as of March 26, 1996 and the
second paragraph of note 3a, the first and fourth paragraph
of note 3b and note 3d which are as of May 8, 1997

                       VENBO COMERCIO DE ALIMENTOS LTDA.
                    (PREDECESSOR OF BRAZIL FAST FOOD CORP.)

                                 BALANCE SHEETS

                           DECEMBER 31, 1995 AND 1994

 (IN THOUSANDS OF CONSTANT BRAZILIAN REAIS--R$, OF MARCH 31, 1997 AND THOUSANDS
                              OF US DOLLARS--US$)

                                                                                              DECEMBER 31
                                                                                   ---------------------------------
                                                                                      1995        1995       1994
                               ASSETS                                    NOTE          US$         R$         R$
--------------------------------------------------------------------  -----------  -----------  ---------  ---------

                                                                                    (NOTE 3D)
Current:
  Cash and cash equivalents.........................................            4       1,048       1,150        934
  Customer accounts receivable, net.................................            5       1,338       1,469      1,262
  Inventories.......................................................                    1,476       1,621        598
  Due from parent...................................................           16      --          --            418
  Other assets......................................................                      275         302        169
                                                                                   -----------  ---------  ---------
Total current assets................................................                    4,137       4,542      3,381
                                                                                   -----------  ---------  ---------
Property and equipment, net.........................................            6       8,356       9,173     10,110
                                                                                   -----------  ---------  ---------
Other assets:
  Deferred charges, net.............................................            7       1,054       1,157      1,093
  Financial investments.............................................            8      21,002      23,058     22,988
                                                                                   -----------  ---------  ---------
                                                                                       22,056      24,215     24,081
                                                                                   -----------  ---------  ---------
                                                                                       34,549      37,930     37,572
                                                                                   -----------  ---------  ---------
                                                                                   -----------  ---------  ---------
                            LIABILITIES
--------------------------------------------------------------------
Current:
  Accounts payable and accrued liabilities..........................                    3,195       3,507        708
  Due to parent.....................................................           16       8,539       9,374     --
  Due to other related parties......................................           16       1,987       2,181      2,644
  Payroll and related accruals......................................                    1,605       1,763      1,254
  Taxes other than income taxes.....................................                      372         409        614
  Other liabilities.................................................            9       3,057       3,356      2,561
                                                                                   -----------  ---------  ---------
Total current liabilities...........................................                   18,755      20,590      7,781
                                                                                   -----------  ---------  ---------
Loans and financing.................................................           10      39,095      42,921     45,724
                                                                                   -----------  ---------  ---------
Shareholders' equity:...............................................           11
  Monetarily corrected share capital................................                    4,277       4,695      4,695
  Accumulated deficit...............................................                  (27,578)    (30,276)   (20,628)
                                                                                   -----------  ---------  ---------
Total shareholders' equity (deficit)................................                  (23,301)    (25,581)   (15,933)
                                                                                   -----------  ---------  ---------
                                                                                       34,549      37,930     37,572
                                                                                   -----------  ---------  ---------
                                                                                   -----------  ---------  ---------
  Commitments and contingencies.....................................   17, 18, 19

            See the accompanying notes to the financial statements.

                       VENBO COMERCIO DE ALIMENTOS LTDA.
                    (PREDECESSOR OF BRAZIL FAST FOOD CORP.)

                            STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

        (IN THOUSANDS OF CONSTANT BRAZILIAN REAIS--R$, OF MARCH 31, 1997
                      AND THOUSANDS OF U.S. DOLLARS--US$)

                                                                                          YEARS ENDED DECEMBER 31
                                                                                --------------------------------------------
                                                                                   1995        1995       1994       1993
                                                                      NOTE          US$         R$         R$         R$
                                                                      -----     -----------  ---------  ---------  ---------
                                                                                 (NOTE 3D)
Net operating revenues:
    Restaurant sales.............................................                   62,901      69,056     54,589     44,461
    Franchise income.............................................                      652         716        499        721
    Other income.................................................                      417         458        399        641
                                                                                -----------  ---------  ---------  ---------
Total net operating revenues.....................................                   63,970      70,230     55,487     45,823
                                                                                -----------  ---------  ---------  ---------

Costs and expenses:
    Cost of restaurant sales.....................................                   23,837      26,169     19,449     18,362
    Restaurant payroll and other employee benefits...............                   12,302      13,506     11,965     13,473
    Restaurant occupancy and other expenses......................                    5,578       6,124      5,178      3,860
    Depreciation and amortization................................                    2,794       3,067      3,488      3,931
    Other operating expenses.....................................                   11,829      12,987      7,975      5,309
    Selling expenses.............................................                    3,254       3,573      4,474      3,167
    General and administrative expenses..........................                   10,939      12,009     11,040      6,954
    Restructuring expenses.......................................          14          251         275      3,161     --
                                                                                -----------  ---------  ---------  ---------
Total costs and expenses.........................................                   70,784      77,710     66,730     55,056
                                                                                -----------  ---------  ---------  ---------

Loss from operations.............................................                   (6,814)     (7,480)   (11,243)    (9,233)

    Interest income..............................................                    1,558       1,710      2,564      1,889
    Interest expense.............................................                   (4,809)     (5,280)    (5,551)    (5,310)
    Exchange gain/(loss).........................................                    1,277       1,402      9,690     (1,774)
                                                                                -----------  ---------  ---------  ---------
Net loss.........................................................                   (8,788)     (9,648)    (4,540)   (14,428)
                                                                                -----------  ---------  ---------  ---------
                                                                                -----------  ---------  ---------  ---------

            See the accompanying notes to the financial statements.

                       VENBO COMERCIO DE ALIMENTOS LTDA.
                    (PREDECESSOR OF BRAZIL FAST FOOD CORP.)

                            STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

         (IN THOUSANDS OF CONSTANT BRAZILIAN REAIS--R$, MARCH 31, 1997

                      AND THOUSANDS OF U.S. DOLLARS--US$)

                                                                                         YEARS ENDED
                                                                                         DECEMBER 31
                                                                        ----------------------------------------------
                                                                            1995         1995       1994       1993
                                                                             US$          R$         R$         R$
                                                                        -------------  ---------  ---------  ---------

                                                                          (Note 3d)
CASH PROVIDED BY OPERATIONS:
  Net loss............................................................       (8,788)      (9,648)    (4,540)   (14,428)
  Adjustments to reconcile net loss to cash provided by (used in)
    operating activities:
      Depreciation and amortization...................................        2,794        3,067      3,488      3,933
      (Increase)/decrease in customer accounts receivable, net........         (188)        (207)    (1,098)       431
      (Increase)/decrease in inventories..............................         (932)      (1,023)      (435)       236
      (Increase)/decrease in other current assets.....................         (120)        (133)       147        (58)
      Increase in deferred charges....................................         (276)        (303)       (56)      (727)
      Increase/(decrease) in accounts payable and accrued expenses....        2,550        2,800        374         42
      Increase/(decrease) in payroll and related accruals.............          463          509       (445)      (505)
      Increase/(decrease) in taxes other than income taxes............         (187)        (205)       225       (238)
      Increase/(decrease) in other liabilities........................          724          795     (3,055)     1,126
                                                                             ------    ---------  ---------  ---------
Cash flows provided by (used in) operating activities.................       (3,960)      (4,348)    (5,395)   (10,188)
                                                                             ------    ---------  ---------  ---------
CASH FLOW FROM INVESTING ACTIVITIES:
  Additions to property and equipment.................................       (2,080)      (2,284)    (2,481)    (1,206)
  Asset disposals.....................................................          357          392      1,080      1,904
  Decrease in other investments.......................................       --           --             54     --
  (Increase)/decrease in financial investments........................          (64)         (70)     7,327    (30,315)
                                                                             ------    ---------  ---------  ---------
Cash flows provided by (used in) investing activities.................       (1,787)      (1,962)     5,980    (29,617)
                                                                             ------    ---------  ---------  ---------
CASH FLOW FROM FINANCING ACTIVITIES:
  Distribution of net assets..........................................       --           --         (4,861)    --
  Increase/(decrease) in bank loans...................................       --           --         (6,120)     2,795
  Increase/(decrease) in amounts due to group companies, net..........        8,498        9,329     29,708    (27,482)
  Increase/(decrease) in other non-current liabilities................       (2,553)      (2,803)   (18,703)    64,428
                                                                             ------    ---------  ---------  ---------
Cash flows provided by (used in) financing activities.................        5,945        6,526         24     39,741
                                                                             ------    ---------  ---------  ---------
Increase/(decrease) in cash and cash equivalents......................          198          216        609        (64)
Cash and cash equivalents at beginning of year........................          850          934        325        389
                                                                             ------    ---------  ---------  ---------
Cash and cash equivalents at end of year..............................        1,048        1,150        934        325
                                                                             ------    ---------  ---------  ---------
                                                                             ------    ---------  ---------  ---------

            See the accompanying notes to the financial statements.

                       VENBO COMERCIO DE ALIMENTOS LTDA.
                    (PREDECESSOR OF BRAZIL FAST FOOD CORP.)

                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

       (IN THOUSANDS OF CONSTANT BRAZILIAN REAIS--R$, OF MARCH 31, 1997)

                                                                              MONETARILY
                                                                              CORRECTED
                                                                                SHARE      ACCUMULATED
                                                                               CAPITAL       DEFICIT       TOTAL
                                                                             ------------  ------------  ---------

Balances at December 31, 1992..............................................       45,565       (37,668)      7,897

Net loss for the year......................................................       --           (14,428)    (14,428)
                                                                             ------------  ------------  ---------

Balances at December 31, 1993..............................................       45,565       (52,096)     (6,531)

Other movements (Note 11)..................................................      (40,870)       36,008      (4,862)

Net loss for the year......................................................       --            (4,540)     (4,540)
                                                                             ------------  ------------  ---------

Balances at December 31, 1994..............................................        4,695       (20,628)    (15,933)

Net loss for the year......................................................       --            (9,648)     (9,648)
                                                                             ------------  ------------  ---------

Balances at December 31, 1995..............................................        4,695       (30,276)    (25,581)
                                                                             ------------  ------------  ---------
                                                                             ------------  ------------  ---------

            See the accompanying notes to the financial statements.

                       VENBO COMERCIO DE ALIMENTOS LTDA.
                    (PREDECESSOR OF BRAZIL FAST FOOD CORP.)

                       NOTES TO THE FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
       (IN THOUSANDS OF CONSTANT BRAZILIAN REAIS--R$, OF MARCH 31, 1997)

1--OPERATIONS

    Venbo Comercio de Alimentos Ltda. ("Venbo" or "the Company"), a subsidiary of Bob's Industria e Comercio Ltda. ("Bob's") with headquarters in Rio de Janeiro, Brazil, was incorporated on April 30, 1993 to operate fast food outlets in conjunction with its holding company Bob's.

    There are a total of 70 Bob's restaurants in Brazil, 50 of which are operated by Venbo and 20 by Venbo's franchisees. In addition, Venbo has 4 permanent kiosks and 4 trailers which are used at different locations for special events. Of the 78 units currently in operation (including the kiosks and trailers), 46 are located in the State of Rio de Janeiro, 22 are in the State of Sao Paulo and the balance in the capital cities of the other States of Brazil. Nine of the Venbo operated outlets occupy Venbo owned real estate.

2--FINANCIAL STATEMENT PRESENTATION

    The Company's predecessor was established in 1952 by Bob Falkenburg when he opened his first ("Bob's") store on Copacabana Beach selling hamburgers, hot-dogs, milkshakes and french fries. Mr. Falkenburg sold his interest in 1974 to Libby McNeil E. Libby USA ("Libby"). Under Libby ownership, a manufacturing operation was established for the purpose of supplying food products to Bob's as well as other users in the Rio de Janeiro and Sao Paulo areas. In 1982, Libby sold its interest in Bob's to Nestle who operated the business until 1987, when it sold its interest in Bob's operations to Bob's, the current shareholder of Venbo. In April 1993, Bob's formed two wholly-owned subsidiaries, Venbo and Venbis Comercio e Industria de Alimentos Ltda. ("Venbis") and simultaneously transferred all of the fixed assets relating to the store operations to Venbo and all of the fixed assets relating to the manufacturing operation to Venbis, respectively. In May 1994, Bob's transferred all of the store operations to Venbo and all of the factory operations to Venbis.

    Finally, in October 1995, Bob's entered into a Heads of Agreement to sell all of the Quotas (capital shares) of Venbo to Trinity Americas Inc. for total consideration of approximately US$ 21,000,000 subject to the timely resolution of certain outstanding matters and the outcome of certain investigations by the potential buyer.

    As part of this agreement, on or before the closing date, Venbo's rights and obligations to the floating rate notes and zero coupon bonds, as described in Notes 8 and 10, will be vested in the current shareholder or a company affiliated to the current shareholder. In addition, the intercompany indebtedness of Venbo will be converted into quotas (shares) of Venbo to be issued to the current shareholder and to be transferred to the potential buyer.

                       VENBO COMERCIO DE ALIMENTOS LTDA.
                    (PREDECESSOR OF BRAZIL FAST FOOD CORP.)

                 NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
       (IN THOUSANDS OF CONSTANT BRAZILIAN REAIS--R$, OF MARCH 31, 1997)

2--FINANCIAL STATEMENT PRESENTATION (CONTINUED)
    In order that a meaningful presentation of predecessor financial information is made for the purposes hereof, the following financial statements are included herein:

Statement of operations for the year ended     Statements of operations of Bob's (store
  December 31, 1993                            operations only) and Venbo on a consolidated
                                               basis

Statement of operations for the period from    Statements of operations of Bob's (store
  January 1, 1994 to May 31, 1994              operations only) and Venbo on a consolidated
                                               basis

Balance sheet at December 31, 1994 and         Balance sheet and Statement of operations of
  Statement of operations for the period from  Venbo
  June 1, 1994 to December 31, 1994

Balance sheet at December 31, 1995 and         Balance sheet and Statement of operations of
  Statement of operations for the year ended   Venbo
  December 31, 1995

    In order that a meaningful analysis of 1994 financial position and results of operations can be made, the results of operations for the period from January 1, 1994 to May 31, 1994 and June 1, 1994 to December 31, 1994 have been combined and all intercompany transactions have been eliminated.

3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    A. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ("GAAP") These financial statements have been prepared in accordance with GAAP in the United States. Such accounting principles differ in certain respects from Brazilian GAAP, which is applied by the Company for annual financial statement preparation. In addition, certain reclassifications and changes in terminology have been made to financial statements previously issued in order that the present financial statements conform with reporting practices prevailing in the United States.

    All amounts in Brazilian currency, that existed prior to the adoption of the real, have been restated in constant Brazilian reais of March 31, 1997 purchasing power.

    B. CONSTANT CURRENCY RESTATEMENT The accompanying financial statements have been indexed and expressed in currency of constant purchasing power of March 31, 1997 by using the monthly average values of the fiscal reference unit Unidade Fiscal de Referencia ("UFIR") through December 31, 1995 and the IGP-M index for the period January 1, 1996 through March 31, 1997, depending on the nature of the account.

                       VENBO COMERCIO DE ALIMENTOS LTDA.
                    (PREDECESSOR OF BRAZIL FAST FOOD CORP.)

                 NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
       (IN THOUSANDS OF CONSTANT BRAZILIAN REAIS--R$, OF MARCH 31, 1997)

3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The value of the UFIR in Brazilian reais at December 31 of each of the years 1992, 1993, 1994 and 1995, and the periodic inflation as measured by the UFIR were as follows:

                                                                          VALUE OF     INFLATION
                                                                             1.0          FOR
                                                                         UFIR UNITS   THE PERIOD
YEAR                                                                     OF ONE REAL       %
-----------------------------------------------------------------------  -----------  -----------
1992...................................................................    0.0026691     1,129.4
1993...................................................................    0.0673164     2,422.1
1994...................................................................    0.6767000       905.3
1995...................................................................    0.8287000        22.5

    For the periods through 1995, the UFIR has been the officially prescribed index required to be used under Brazilian GAAP, and Venbo believes it is an appropriate index of general price level inflation to be used under US GAAP.

    From the year 1996 onward the IGP-M index has been adopted as the proper index to measure inflation. The inflation as measured by the IGP-M for 1996 is 9.2% and for the three months ended March 31, 1997 3.4% (not annualized).

    Items in the income statement are adjusted to the balance sheet date by:

    - Allocating inflationary holding gains or losses on interest bearing monetary assets and liabilities to their corresponding interest income and expense captions;

    - Allocating inflationary holding gains and losses from other monetary items to their corresponding income and expense captions.

    The allocation of the inflationary gains and losses to their respective income statement captions is shown in Note 12.

    C. FOREIGN CURRENCY Transactions in foreign currency are recorded at the prevailing exchange rate at the time of the related transactions. Assets and liabilities denominated in foreign currencies are translated into Brazilian reais at exchange rates reported by the Central Bank of Brazil at each balance sheet date. The related transaction gains and losses are recognized in the statement of operations as they occur.

    D. TRANSLATION OF CONSTANT BRAZILIAN REAL AMOUNTS INTO U.S. DOLLAR
AMOUNTS The translation of Brazilian real amounts into U.S. dollar amounts is unaudited and included solely for the convenience of readers outside of Brazil and has been performed at the closing selling exchange rate published by the Central Bank of Brazil of R$ 0.9725 to U.S. dollar 1.00 for December 31, 1995, based on non-restated Brazilian real amounts. This translation should not be construed as a representation that the Brazilian real amounts could be converted to U.S. dollars at this or any other rate.

    E. INVENTORIES Inventories, consisting mainly of food, beverages and supplies, are stated at the lower of indexed cost or replacement value. Cost of inventories is determined principally on the average cost basis.

                       VENBO COMERCIO DE ALIMENTOS LTDA.
                    (PREDECESSOR OF BRAZIL FAST FOOD CORP.)

                 NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
       (IN THOUSANDS OF CONSTANT BRAZILIAN REAIS--R$, OF MARCH 31, 1997)

3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    F. FINANCIAL INVESTMENTS In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". This Statement requires the classification of debt and equity securities based on whether the securities that will be held to maturity, are considered trading securities or are available for sale. Classification within these categories may require the securities to be reported at their fair market value with unrealized gains and losses included either in current earnings or reported as a separate component of shareholders' equity, depending on the ultimate classification. The Company adopted the provisions of this Statement effective January 1, 1994, which had no impact on the Company's financial statements.

    G. PROPERTY AND EQUIPMENT Property and equipment is stated at price-level adjusted cost, less price-level adjusted accumulated depreciation. Depreciation on property and equipment is provided using the straight-line method on the estimated useful lives of the related assets.

    Annual depreciation rates are as follows:

Buildings and building improvements..........  4%
Leasehold improvements.......................  Term of the related rent contract or 10% for owned buildings
Machinery and equipment......................  10%
Furniture and fixtures.......................  10%
Vehicles.....................................  20%

    Contract terms for the rented buildings, in general, range between 5 to 10 years.

    Repairs and maintenance are charged to operations as incurred. When assets are sold, retired, or otherwise disposed of, the applicable costs and accumulated depreciation are removed from the accounts and the resulting gain or loss is recognized.

    H. DEFERRED CHARGES Deferred charges, which relate to leasehold premiums paid in advance for rented outlet premises, are stated at price-level adjusted cost, less price-level adjusted accumulated amortization.

    The amortization period is the term of the related rental contract, which, in general, ranges between 5 and 10 years.

    I. PREOPENING COSTS Labor costs and the costs of hiring and training personnel and certain other costs relating to the opening of new restaurants are expensed as incurred.

    J. REVENUE RECOGNITION Revenues, whether these consist of sales to final consumers or other income, are recognized when earned.

    K. FRANCHISE FEE REVENUE Initial franchise fee revenue is recognized when all material services and conditions relating to the franchise have been substantially performed or satisfied, which normally occurs when the restaurant is opened. Annual franchise fees based on a percentage of the sales of the franchisee are recognized when earned.

                       VENBO COMERCIO DE ALIMENTOS LTDA.
                    (PREDECESSOR OF BRAZIL FAST FOOD CORP.)

                 NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
       (IN THOUSANDS OF CONSTANT BRAZILIAN REAIS--R$, OF MARCH 31, 1997)

3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    L. INTEREST INCOME AND EXPENSE Interest income represents interest earned after adjusting for the effects of inflation as measured by the variation in the UFIR index.

    Interest expense represents interest incurred after adjusting for the effects of inflation as measured by the variation in the UFIR index.

    M. INCOME TAX Deferred taxes are provided on the liability method on a full provision basis in accordance with Statement of Financial Accounting Standards No. 109.

    N. SEGMENT INFORMATION Venbo operates primarily in the sale of fast food to final consumers. All of Venbo's sales are made within Brazil.

    O. USE OF ESTIMATES The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

4--CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

                                                                    DECEMBER 31,      DECEMBER 31,
                                                                        1995              1994
                                                                   ---------------  -----------------
Cash.............................................................           313               217
Bank accounts....................................................           837               717
                                                                          -----               ---
                                                                          1,150               934
                                                                          -----               ---
                                                                          -----               ---

5--CUSTOMER ACCOUNTS RECEIVABLE, NET

                                                                    DECEMBER 31,     DECEMBER 31,
                                                                        1995             1994
                                                                   ---------------  ---------------
Gross receivables................................................         1,680            1,281
Provision for doubtful accounts..................................          (211)             (19)
                                                                          -----            -----
                                                                          1,469            1,262
                                                                          -----            -----
                                                                          -----            -----

                       VENBO COMERCIO DE ALIMENTOS LTDA.
                    (PREDECESSOR OF BRAZIL FAST FOOD CORP.)

                 NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
       (IN THOUSANDS OF CONSTANT BRAZILIAN REAIS--R$, OF MARCH 31, 1997)

6--PROPERTY AND EQUIPMENT, NET

                                                                   DECEMBER 31,  DECEMBER 31,
                                                                       1995          1994
                                                                   ------------  ------------
Land.............................................................          330           330
Buildings and building improvements..............................        2,928         2,910
Leasehold improvements...........................................       14,452        13,380
Machinery and equipment..........................................       13,914        14,446
Furniture and fixtures...........................................        4,485         4,758
Vehicles.........................................................          681           627
                                                                   ------------  ------------
                                                                        36,790        36,451
Less accumulated depreciation and amortization...................      (27,617)      (26,341)
                                                                   ------------  ------------
                                                                         9,173        10,110
                                                                   ------------  ------------
                                                                   ------------  ------------

7--DEFERRED CHARGES, NET

                                                                   DECEMBER 31,   DECEMBER 31,
                                                                       1995           1994
                                                                   -------------  -------------
Leasehold premiums...............................................        2,787          2,485
Less accumulated amortization....................................       (1,630)        (1,392)
                                                                        ------         ------
                                                                         1,157          1,093
                                                                        ------         ------
                                                                        ------         ------

8--FINANCIAL INVESTMENTS

    Financial investments consist of zero coupon bonds, denominated in U.S. dollars. The zero coupon bonds are subject to exchange variation and mature in May 2005 at the value of the floating rate notes, US$(000) 39,095 (see Note 10). The zero coupon bonds are discounted to present value at each period end using an implicit interest rate of 6.9%.

                       VENBO COMERCIO DE ALIMENTOS LTDA.
                    (PREDECESSOR OF BRAZIL FAST FOOD CORP.)

                 NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
       (IN THOUSANDS OF CONSTANT BRAZILIAN REAIS--R$, OF MARCH 31, 1997)

9--OTHER LIABILITIES

                                                                    DECEMBER 31,     DECEMBER 31,
                                                                        1995             1994
                                                                   ---------------  ---------------
Rent payable.....................................................           421              386
Accrued sales promotion..........................................           183              243
Accrued maintenance..............................................            45               71
Accrued interest payable.........................................         1,410            1,050
Other accrued liabilities........................................         1,297              811
                                                                          -----            -----
                                                                          3,356            2,561
                                                                          -----            -----
                                                                          -----            -----

10--LOANS AND FINANCING

    Loans and financing consists of floating rate notes of US$(000) 39,095. The notes are subject to exchange variation and interest at LIBOR plus 1.125% per year, and mature in July 2005. The loan is guaranteed by Venbo's ultimate parent company, Vendex International, and will be liquidated in May 2005 against the zero coupon bonds (see Note 8).

    During the course of its existence the Company has relied upon financial support from Vendex group companies to finance its operations.

    The Company's shareholder has expressed its intention to provide the Company with additional financial support, if and when required, for the Company to continue its operations, up to the final closing date of the possible sale to Trinity Americas Inc., or, in the event such sale does not close, up to and including the year 1996.

11--SHAREHOLDERS' EQUITY

    Venbo's share capital at December 31, 1995 consists of 128,632 thousand shares of nominal value of R$ 0.01 each, issued and fully paid-in.

    Other movements in 1994 relate to the distribution of Bob's store operations to Venbo. The net movement consists of the elimination of non-factory related assets and liabilities that were not transferred to Venbo in May 1994 as part of the transfer of operations from Venbo's predecessor, Bob's, to Venbo.

                       VENBO COMERCIO DE ALIMENTOS LTDA.
                    (PREDECESSOR OF BRAZIL FAST FOOD CORP.)

                 NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

       (IN THOUSANDS OF CONSTANT BRAZILIAN REAIS--R$, OF MARCH 31, 1997)

12--INFLATIONARY EFFECTS ON THE FINANCIAL STATEMENTS

    Inflationary effects on the financial statements that are included in the statements of operations comprise principally net purchasing power gains. For the purposes of presenting the financial statements in their fully indexed form, realized inflationary gains and losses on non-interest bearing assets and liabilities have been allocated to the following captions of the statements of operations:

                                                                                             YEARS ENDED DECEMBER 31,
                                                                                          -------------------------------
                                                                                            1995       1994       1993
                                                                                          ---------  ---------  ---------
Net operating revenues..................................................................       (113)      (193)      (606)
Cost of restaurant sales................................................................         76        176         47
Restaurant payroll and other employee benefits..........................................         85      1,057      3,706
Restaurant occupancy and other expenses.................................................         49        456      1,062
Other operating expenses................................................................         71      1,036      1,928
Selling expenses........................................................................         19        395        871
General and administrative expenses.....................................................         78      1,148      2,527
                                                                                                ---  ---------  ---------

  Total.................................................................................        265      4,075      9,535
                                                                                                ---  ---------  ---------
                                                                                                ---  ---------  ---------

    The above stated gains and losses were generated from the following balance sheet accounts:

Cash and cash equivalents..............................................         (6)        (7)       (23)
Customer accounts receivable...........................................       (107)      (187)      (586)
Other assets...........................................................        (23)      (231)      (430)
Accounts payable and accrued liabilities...............................         76        230         50
Payroll and related accruals...........................................         53        487        866
Taxes other than income taxes..........................................         40        775        762
Other liabilities......................................................        232      3,008      8,896
                                                                               ---  ---------  ---------

  Total................................................................        265      4,075      9,535
                                                                               ---  ---------  ---------
                                                                               ---  ---------  ---------

                       VENBO COMERCIO DE ALIMENTOS LTDA.
                    (PREDECESSOR OF BRAZIL FAST FOOD CORP.)

                 NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

       (IN THOUSANDS OF CONSTANT BRAZILIAN REAIS--R$, OF MARCH 31, 1997)

12--INFLATIONARY EFFECTS ON THE FINANCIAL STATEMENTS (CONTINUED)
    Inflationary gains and losses on interest bearing assets and liabilities were allocated to the following captions in the statement of operations:

                                                                                        YEARS ENDED DECEMBER 31,
                                                                                     -------------------------------
                                                                                       1995       1994       1993
                                                                                     ---------  ---------  ---------
Gross interest income..............................................................      1,710      2,564      2,101
Inflationary loss..................................................................         --         --       (212)
                                                                                     ---------  ---------  ---------

Net interest income................................................................      1,710      2,564      1,889
                                                                                     ---------  ---------  ---------
                                                                                     ---------  ---------  ---------

Gross interest expense.............................................................     (5,280)   (25,422)   (25,980)
Inflationary gain..................................................................         --     19,871     20,670
                                                                                     ---------  ---------  ---------

Net interest expense...............................................................     (5,280)    (5,551)    (5,310)
                                                                                     ---------  ---------  ---------
                                                                                     ---------  ---------  ---------

Gross exchange loss................................................................     (3,130)   (57,181)   (69,720)
Inflationary gain..................................................................      4,532     66,871     67,946
                                                                                     ---------  ---------  ---------

Net exchange gain/(loss)...........................................................      1,402      9,690     (1,774)
                                                                                     ---------  ---------  ---------
                                                                                     ---------  ---------  ---------

    The inflationary gains and losses were generated from bank balances, bank overdrafts, floating rate notes and zero coupon bonds.

13--CASH FLOW INFORMATION

                                                                                            YEARS ENDED DECEMBER 31,
                                                                                         -------------------------------
                                                                                           1995       1994       1993
                                                                                         ---------  ---------  ---------
Interest paid..........................................................................      4,062      5,918      1,954

    No income taxes were paid in 1993, 1994 and 1995.

14--RESTRUCTURING EXPENSES

    Restructuring expenses in 1994 consist of legal expenses in respect of the restructuring of the group and severance indemnities paid to former employees following the outsourcing of certain administrative activities. Restructuring expenses in 1994, amounting to R$ 3,161 included R$ 872 for severance payments and R$ 2,289 for legal expenses related to the group restructuring. The restructuring activities for which the costs were accrued in 1994 were completed in 1994 in accordance with plans.

    In 1995, the Company accrued and paid R$ 275 for restructuring expenses of a similar nature to those incurred in 1994.

                       VENBO COMERCIO DE ALIMENTOS LTDA.
                    (PREDECESSOR OF BRAZIL FAST FOOD CORP.)

                 NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

       (IN THOUSANDS OF CONSTANT BRAZILIAN REAIS--R$, OF MARCH 31, 1997)

15--TAXATION

    Venbo is in a tax loss position. Tax losses through December 31, 1995 relating to income tax and social contribution tax amount to R$ 8,338 and R$ 11,038 respectively.

    Social contribution tax is a Brazilian tax levied on taxable income and is by its nature comparable to corporate income tax.

    The accumulated tax loss position can be offset against future taxable income. Recent tax legislation restricts the offset of accumulated tax losses to 30% of taxable profits on an annual basis. These losses can be offset indefinitely.

    Tax losses and the related deferred tax assets and liabilities and valuation allowance relate exclusively to the legal entity Venbo. No recognition has been given to the potential tax benefits of the losses attributable to the outlet operations which, prior to May 1994, were carried within the Bob's legal entity.

    Following is a reconciliation of the amount of reported income tax expense / benefit and the amount computed by applying the combined statutory tax rate of 48.1% to the loss before income taxes:

                                                                                                    YEAR ENDED
                                                                                                 DECEMBER 31, 1995
                                                                                                 -----------------
Loss before taxes as reported in the accompanying financial statements.........................          9,648

Tax benefit at the combined statutory rate.....................................................         (4,640)
Net losses for which no tax benefit was recorded...............................................          4,415
Other..........................................................................................            225
                                                                                                        ------
Income tax charge / benefit as reported in the accompanying financial statements...............         --
                                                                                                        ------
                                                                                                        ------

                       VENBO COMERCIO DE ALIMENTOS LTDA.
                    (PREDECESSOR OF BRAZIL FAST FOOD CORP.)

                 NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

       (IN THOUSANDS OF CONSTANT BRAZILIAN REAIS--R$, OF MARCH 31, 1997)

15--TAXATION (CONTINUED)
    The following is the composition of deferred tax assets and liabilities and the related valuation allowance at December 31, 1995, based on temporary differences and tax loss carry forwards determined by applying social contribution and the income tax rates of respectively, 8% and 25%.

                                                                                      SOCIAL
                                                                                   CONTRIBUTION    INCOME
                                                                                        TAX          TAX       TOTAL
                                                                                   -------------  ---------  ---------
DEFERRED TAX ASSETS:
      Tax loss carry forward.....................................................          819        2,084      2,903
      Provision for contingencies................................................           25           84        109
      Tax deductible only when paid..............................................       --              910        910
      Fixed assets...............................................................          835        2,610      3,445
      Deferred charges...........................................................          511        1,597      2,108
      Zero coupon bond...........................................................          161          506        667
      Other......................................................................           41          127        168
                                                                                        ------    ---------  ---------

          Total deferred tax assets..............................................        2,392        7,918     10,310
                                                                                        ------    ---------  ---------
DEFERRED TAX LIABILITIES:
    Additional indexation income.................................................       --              957        957
    Floating rate note...........................................................           90          281        371
                                                                                        ------    ---------  ---------

          Total deferred tax liabilities.........................................           90        1,238      1,328
                                                                                        ------    ---------  ---------
Net deferred tax.................................................................        2,302        6,680      8,982
                                                                                        ------    ---------  ---------
Valuation allowance..............................................................       (2,302)      (6,680)    (8,982)
                                                                                        ------    ---------  ---------

                                                                                        --           --         --
                                                                                        ------    ---------  ---------
                                                                                        ------    ---------  ---------

    The valuation allowance reflects the Company's assessment of the likelihood of realizing the net deferred tax assets in view of current operations and the Company's recurring losses.

16--RELATED PARTY TRANSACTIONS

    Venbo had significant business relationships with its affiliated company Venbis as Venbis was Venbo's main supplier of products.

    The following transactions were conducted with Venbis/the factory, excluding taxes:

                                                                                           YEARS ENDED DECEMBER 31,
                                                                                        -------------------------------
                                                                                          1995       1994       1993
                                                                                        ---------  ---------  ---------
Purchase of raw materials.............................................................      7,596     16,685     13,862

    For purposes of these financial statements for the period from January 1, 1993 up to May 1994, the transactions between the factory and the outlets are included in the related party transactions disclosed in this note, although both operations were at this time legally part of Venbo's predecessor, Bob's. Similarly,

                       VENBO COMERCIO DE ALIMENTOS LTDA.
                    (PREDECESSOR OF BRAZIL FAST FOOD CORP.)

                 NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

       (IN THOUSANDS OF CONSTANT BRAZILIAN REAIS--R$, OF MARCH 31, 1997)

16--RELATED PARTY TRANSACTIONS (CONTINUED) the rents charged in the period April 30, 1993 to May 31, 1994 by Venbo to Bob's and by Venbis to Bob's have been excluded from the financial statements and from this Note (see also Note 2).

    As of April 30, 1993, and upon incorporation of Venbo, certain assets and liabilities were transferred by affiliated companies and capitalized within Venbo. The assets consisted of property and equipment and deferred charges which, in principle, all related to the outlet operations. For local statutory and tax purposes these assets were transferred at a value determined by independent appraisers. The accompanying financial statements reflect these assets at the original cost, price level adjusted, paid by Venbo's predecessor, less accumulated depreciation.

    On April 30, 1993, zero coupon bonds and floating rate notes were transferred to Venbo upon incorporation through Venbo's predecessor, Bob's, by an affiliated company. The floating rate notes were transferred at their nominal value. The zero coupon bonds were transferred at their market value at the time of the transaction (see also Notes 8 and 10).

    In 1995, Venbo paid a royalty of R$ 2,935 to Bob's for the use of the trade name, the use of the formulas and the operational processes. In 1993 and 1994 no royalties were paid.

    In March 1995 the parent company of Venbo, Bob's, assigned an intercompany receivable of R$ 2,371 to Venbo. Venbo capitalized this receivable, recording an investment in a group company which has been subsequently sold. At the same time a loss was recorded by Venbo for the same amount as the group company had a negative net equity. This loss is included in general and administrative expenses.

17--LEASES

A. GENERAL

    As at December 31, 1995 Venbo's operations comprise 50 fast food outlets of which 9 are owned and 41 are leased under operating leases.

B. OPERATING LEASES

    In addition to fixed lease obligations, Venbo pays a percentage of sales for various fast food outlets. In the year ended December 31, 1995 total rent costs were incurred of R$ 3,756 (year ended December 31, 1994 and 1993, R$ 3,903 and R$ 3,497, respectively).

                       VENBO COMERCIO DE ALIMENTOS LTDA.
                    (PREDECESSOR OF BRAZIL FAST FOOD CORP.)

                 NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

       (IN THOUSANDS OF CONSTANT BRAZILIAN REAIS--R$, OF MARCH 31, 1997)

17--LEASES (CONTINUED)
C. COMMITMENTS

    The future minimum lease payments under operating leases with an initial or remaining noncancelable lease term in excess of one year at December 31, 1995 are as follows:

Financial year:
1996.................................................................      2,021
1997.................................................................      1,897
1998.................................................................      1,547
1999.................................................................      1,287
2000.................................................................        903
Later years..........................................................      1,173
                                                                       ---------

        Total minimum lease payments.................................      8,828
                                                                       ---------
                                                                       ---------

18--OTHER COMMITMENTS

    The Company has long term contracts (mainly 5 to 10 years) with all of its franchisees. Under these contracts the franchisee has the right to use the Bob's name and formulas in a specific location or area.

    The Company has no specific financial obligations in respect of these contracts.

19--CONTINGENCIES

    In the normal course of business, Venbo is involved in legal procedures and claims with both private and governmental parties. As at December 31, 1995 contingencies for labor, civil and fiscal claims exist for a total gross amount of approximately R$ 508. In the balance sheet as at December 31, 1995 a provision of R$ 301 is made for these claims.

    Venbo may be held liable for contingencies resulting from claims against its parent company Bob's, in case Bob's and Vendex do Brasil, the parent company of Bob's will be unable to meet their financial obligations resulting from these claims. These claims in nature refer to labor, civil and fiscal disputes with both private and governmental parties. The total value of these claims as at December 31, 1995 amounts to approximately R$ 4,516. While the Company is unable to estimate a range of possible loss for these claims, in the opinion of management the ultimate liability resulting from all pending claims will not have a material adverse effect on the financial position or results of operations of the Company.

    Venbo is contesting the assessment of certain value-added taxes (ICMS). Pending the resolution of judicial proceedings, Venbo has deposited ICMS tax (sales tax) in court, for the total amount of approximately R$ 5,532 as of December 31, 1995, which equals the gross claim amount. Considering the status of the court cases a provision was made for the same amount. The deposit and the provision were netted in the financial statements. Consequently, the final outcome of the judicial proceedings in this respect could lead to a potential gain, ranging up to a maximum of R$ 5,532. However the potential gain, if ever realized, would be to the benefit of Venbo's current shareholders.

                       VENBO COMERCIO DE ALIMENTOS LTDA.
                    (PREDECESSOR OF BRAZIL FAST FOOD CORP.)

                 NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

       (IN THOUSANDS OF CONSTANT BRAZILIAN REAIS--R$, OF MARCH 31, 1997)

20--SUBSEQUENT EVENTS

    As at March 19, 1996, Bob's has sold its 100% interest in Venbo to Trinity Americas Inc. As part of the agreement, in March 1996 Venbo's rights and obligations to the floating rate notes and the zero coupon bonds, as described in Notes 8 and 10, have been vested in Bob's. In addition, the intercompany indebtedness of Venbo has been converted into quotas (shares) of Venbo (see also
Note 2).

                                     * * *

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report, as amended, to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Rio de Janeiro, Country of Brazil, on the 1st day of August, 1997.

                                BRAZIL FAST FOOD CORP.

                                BY:  /S/ PETER VAN VOORST VADER
                                     -----------------------------------------
                                     Peter van Voorst Vader
                                     CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report, as amended, has been signed by the following persons in the capacities and on the dates indicated:

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------

  /s/ PETER VAN VOORST VADER    Chief Executive Officer
------------------------------    (Principal Executive         August 1, 1997
    Peter van Voorst Vader        Officer) and Director

                                Vice President--Finance
   /s/ MARCOS BASTOS ROCHA        (Principal Financial
------------------------------    Officer and Accounting       August 1, 1997
     Marcos Bastos Rocha          Officer)

   /s/ ROGERIO CARLOS LAMIM     President and Chief
             BRAZ                 Operating Officer
------------------------------                                 August 1, 1997
  Rogerio Carlos Lamim Braz

  /s/ OMAR CARNEIRO DA CUNHA    Chairman of the Board
------------------------------                                 August 1, 1997
    Omar Carneiro da Cunha

                                Director
------------------------------
        Ian S. Barnett

    /s/ LAWRENCE BURSTEIN       Director
------------------------------                                 August 1, 1997
      Lawrence Burstein

                                Director
------------------------------
 Jose Ricardo Bosquet Bomeny