Form 10-Q/A
period 1997-03-31
BRAZIL FAST FOOD CORP
filed 1997-08-04
CIK 914537

                             Washington, D.C. 20549

                                  Form 10-Q/A

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1997

                                       or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number:    0-23278

                             Brazil Fast Food Corp.
             (Exact name of registrant as specified in its charter)

           Delaware                                             13-3688737
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

Praia do Flamengo, 200-22c. Andar, CEP 22210-030, Rio de Janeiro, Brazil (Address of principal executive offices)

                               011-55-21-285-2424
              (Registrant's telephone number, including area code)

              (Former name, former address and former fiscal year,
                          if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_} No

                Applicable Only to Issuers Involved in Bankruptcy
                   Proceeding During the Preceding Five Years:

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act 1934 subsequent to the distribution of securities under a plan confirmed by a court. [_] Yes [_} No

                      Applicable Only to Corporate Issuers:

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

                     BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

================================================================================

                                     ASSETS
                                     ------

                                                         March 31, 1997      December 31, 1996
                                                         --------------      -----------------
                                                          (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                               R$ 1,010,000           R$ 1,531,000
   Accounts receivable, net                                   1,220,000              1,542,000
   Inventories                                                  645,000                856,000
   Prepaid and other assets                                     949,000              1,247,000
                                                           ------------           ------------
     TOTAL CURRENT ASSETS                                     3,824,000              5,176,000

PROPERTY AND EQUIPMENT, NET                                  24,236,000             24,215,000

DEFERRED CHARGES, NET                                        14,020,000             14,063,000

GOODWILL, NET OF ACCUMULATED AMORTIZATION                     6,240,000              6,323,000

OTHER                                                            25,000                 20,000
                                                           ------------           ------------
     TOTAL ASSETS                                          R$48,345,000           R$49,797,000
                                                           ============           ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      -------------------------------------

CURRENT LIABILITIES:
   Notes payable                                           R$ 5,196,000           R$ 1,963,000
   Accounts payable and accrued expenses                      3,676,000              4,817,000
   Payroll and related accruals                               2,377,000              2,420,000
   Taxes, other than income taxes                               728,000                902,000
   Deferred income                                              626,000                646,000
   Other                                                        736,000                455,000
                                                           ------------           ------------
      TOTAL CURRENT LIABILITIES                              13,339,000             11,203,000
                                                           ------------           ------------

NOTES PAYABLE, less current portion                                  --              2,685,000

DEFERRED INCOME, less current portion                         2,696,000              2,949,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 5,000
     shares authorized; no shares issued
   Common stock, $.0001 par value, 20,000,000
     shares authorized; 10,704,484 and
     10,404,484 shares issued and outstanding
     at March 31, 1997 and December 31,
     1996 respectively                                            1,000                  1,000
   Additional paid-in capital                                38,849,000             37,908,000
   Retained earnings (deficit)                               (6,540,000)            (4,956,000)
   Cumulative translation adjustment                                 --                  7,000
                                                           ------------           ------------
     TOTAL SHAREHOLDERS' EQUITY                              32,310,000             32,960,000
                                                           ------------           ------------
     TOTAL LIABILITIES AND SHAREHOLDERS'
       EQUITY                                              R$48,345,000           R$49,797,000
                                                           ============           ============

                   See Selected Notes to Financial Statements.

             BRAZIL FAST FOOD CORP. AND SUBSIDIARIES AND PREDECESSOR

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
================================================================================

                                              For the          BFFC                 Venbo
                                           Three Months   --------------       ---------------
                                          Ended March 31  March 19, 1996       January 1, 1996
                                          --------------     through               through
                                               1997       March 31, 1996        March 18, 1996
                                          --------------  --------------       ---------------
NET OPERATING REVENUES:
   Restaurant sales                        R$18,413,000     R$2,077,000         R$14,759,000
   Franchise related income                     342,000          52,000              158,000
   Other income                                 446,000          35,000              111,000
                                           ------------     -----------         ------------
     TOTAL NET OPERATING REVENUES            19,201,000       2,164,000           15,028,000
                                           ------------     -----------         ------------
COSTS AND EXPENSES:
   Cost of restaurant sales                   6,480,000         867,000            6,326,000
   Restaurant payroll and other employee
     benefits                                 4,497,000         410,000            3,179,000
   Restaurant occupancy and other expenses    1,727,000         157,000            1,067,000
   Depreciation and amortization                999,000         129,000              664,000
   Other operating expenses                   2,919,000         507,000            3,061,000
   Selling expenses                           1,033,000          94,000              866,000
   General and administrative expenses        2,699,000         203,000            3,551,000
                                           ------------     -----------         ------------
      TOTAL COSTS AND EXPENSES               20,354,000       2,367,000           18,714,000
                                           ------------     -----------         ------------
(LOSS) FROM OPERATIONS                       (1,153,000)       (203,000)          (3,686,000)
                                           ------------     -----------         ------------
INTEREST INCOME (EXPENSE)                      (431,000)         93,000            1,188,000

OTHER EXPENSES                                       --         (31,000)             269,000
                                           ------------     -----------         ------------
(LOSS) BEFORE PROVISION FOR
   INCOME TAXES                              (1,584,000)       (141,000)          (2,229,000)

PROVISION FOR INCOME TAXES                           --          21,000                   --
                                           ------------     -----------         ------------
NET (LOSS)                                 R$(1,584,000)    R$ (162,000)        R$(2,229,000)
                                           ============     ===========         ============

NET (LOSS) PER COMMON SHARE                R$      (.15)    R$     (.04)
                                           ============     ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING   10,604,484       3,844,000
                                           ============     ===========

                   See Selected Notes to Financial Statements.

             BRAZIL FAST FOOD CORP. AND SUBSIDIARIES AND PREDECESSOR

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
================================================================================

                                              For the          BFFC              Venbo
                                           Three Months   --------------    ---------------
                                          Ended March 31  March 19, 1996    January 1, 1996
                                          --------------     through            through
                                               1997       March 31, 1996     March 18, 1996
                                          --------------  --------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                               R$(1,584,000)    R$ (162,000)      R$ (2,229,000)
  Adjustments to reconcile net
    (loss) to net cash provided by
    (used in) operating activities:
       Depreciation and amortization            990,000         129,000             489,000

  Changes in operating assets and
    liabilities, net of effects from
    acquisition of businesses:
      (Increase) Decrease in:
         Accounts receivable                    322,000              --             544,000
         Inventories                            211,000              --           1,040,000
         Other current assets                   298,000              --             110,000
         Deferred charges                        (6,000)             --                  --
         Increase (Decrease) in:
          Accounts payable and accrued
           liabilities                       (1,141,000)        303,000          (2,135,000)
         Payroll and related accruals           (43,000)             --             186,000
         Taxes, other than income taxes        (174,000)             --             (70,000)
         Deferred income                       (274,000)      3,944,000                  --
         Other current liabilities              283,000              --          (1,027,000)
                                           ------------     -----------       -------------
            NET CASH PROVIDED BY (USED IN)
              OPERATING ACTIVITIES           (1,118,000)      4,214,000          (3,092,000)
                                           ------------     -----------       -------------
CASH FLOWS INVESTING ACTIVITIES:

  Capital expenditures                         (884,000)             --                  --
  Increase in restricted cash and
    investments                                      --        (105,000)                 --
  Release of restricted cash and
    investments                                      --       9,577,000                  --
Acquisitions of businessess                          --     (16,846,000)                 --
                                           ------------     -----------       -------------
            NET CASH (USED IN) INVESTING
              ACTIVITIES                       (884,000)     (7,374,000)                 --
                                           ------------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under lines of credit          547,000              --                  --
  Proceeds from private placement               941,000       9,532,000                  --
  Increase in due to related parties                 --              --           1,942,000
                                           ------------     -----------       -------------
            NET CASH PROVIDED BY FINANCING
              ACTIVITIES                      1,488,000       9,532,000           1,942,000
                                            -----------     -----------        ------------
EFFECT OF FOREIGN EXCHANGE RATES                 (7,000)             --                  --
                                           ------------     -----------       -------------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                             (521,000)      6,372,000          (1,150,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD                                      1,531,000          48,000           1,150,000
                                           ------------     -----------       -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD   R$ 1,010,000     R$6,420,000       R$         --
                                           ============     ===========       =============

                   See Selected Notes to Financial Statements.

                     BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1997
                                   (UNAUDITED)
================================================================================

                                                                  ADDITIONAL           RETAINED
                                     COMMON STOCK                  PAID-IN             EARNINGS
                               --------------------------
                               SHARES            PAR VALUE         CAPITAL             (DEFICIT)
                             ----------          ---------       ------------       -------------
Balance, January 1, 1997     10,404,484            R$1,000       R$37,908,000       R$(4,956,000)

Issuance of shares for
  private placements            300,000                 --            941,000                 --

Net loss for the period              --                 --                 --         (1,584,000)

Cumulative translation
  adjustment                         --                 --                 --                 --
                             ----------            -------       ------------       ------------
Balance, March 31, 1997      10,704,484            R$1,000       R$38,849,000       R$(6,540,000)
                             ==========            =======       ============       ============

                   See Selected Notes to Financial Statements.

                     BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - FINANCIAL STATEMENT PRESENTATION
-----------------------------------------

The accompanying financial statements have been prepared by Brazil Fast Food Corp. (the "Company"), without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1997 and for all periods presented have been made. The results of operations for the periods presented are not necessarily indicative of the operating results for a full year.

Certain information and footnote disclosures prepared in accordance with general accepted accounting principles and normally included in the financial statements have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

The accompanying financial statements have been presented in Brazilian reais, in accordance with generally accepted accounting principles used in the United States and have been indexed and expressed in currency of constant purchasing power at March 31, 1997 by using a monthly index derived from the Indice Geral de Precos-Mercado (IGP-M).

NOTE 2 - SHAREHOLDERS' EQUITY
-----------------------------

During the first quarter of 1997, the Company sold an aggregate of 300,000 shares of its common stock and additionally, in April 1997 sold 100,000 shares of its common stock in unrelated transactions to two Brazilian banks respectively, and one European institutional investor, from which the Company derived net proceeds of $1,210,000.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
        ------------------------------------------------------------------------

RESULTS OF OPERATIONS
---------------------

As the nature of the Company's operations subsequent to its acquisition (the "Acquisition") of Venbo Comercio de Alimentos LTDA. ("Venbo") on March 19, 1997 are significantly different from its operations prior to the Acquisition the following unaudited comparative financial data of the Company for the three months ended December 31, 1996 and for the three months ended March 31, 1997 are included herein in an effort to facilitate a meaningful presentation of the Company's post-Acquisition operating results.

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

                                       Three Months         Three Months
                                          Ended                Ended
                                     December 31, 1996  %  March 31, 1997   %
                                     -----------------     --------------
                                       (In thousands)      (In thousands)
Net Operating revenues:
- - Restaurant sales                     R$ 22,451           R$ 18,413
- - Franchise Related Income                   288                 342
- - Other Income                               590                 446
                                         ---------           ---------
Total net operating revenues                23,329    100.0     19,201    100.0
                                         ---------           ---------
Cost and expenses:
- - Cost of restaurant sales                 7,860     33.7      6,480     33.7
- - Restaurant payroll and other
     employee benefits                       5,627     24.1      4,497     23.4
- - Restaurant occupancy and other
     expenses                                1,837      7.9      1,727      9.0
- - Depreciation and amortization              375      1.6        999      5.2
- - Other operating expenses                 3,011     12.9      2,919     15.2
- - Selling expenses                         1,687      7.2      1,033      5.4
- - General and administrative expenses      3,771     16.2      2,699     13.5
                                         ---------           ---------
Total costs and expenses                    24,168    103.6     20,354    105.5
                                         ---------           ---------
Loss from operations                          (839)    (3.6)    (1,153)    (5.5)
                                         ---------           ---------

- - Interest income (expense)                  (21)    (0.1)      (431)    (2.2)
- - Forex gains (loss)                          36      0.2          0      0.0

Income (loss) before Income Taxes             (824)    (3.5)    (1,584)    (7.7)

Income Taxes                                    (8)    (0.0)         0      0.0
                                         ---------           ---------
Net Income (loss)                        R$   (832)    (3.6) R$ (1,584)    (7.7)
                                         =========           =========

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

Franchise Income
----------------

Franchise income was R$ 288,000 and R$ 342,000, respectively, for the fourth quarter of 1996 and the first quarter of 1997. The quarter to quarter increase is primarily due to a full quarter of operation of 9 new franchised stores opened during the fourth quarter of 1996 as well as the sale of 11 new franchisee stores (5 new franchise contracts), in the first quarter of fiscal 1997.

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

Restaurant Occupancy Costs and Other Expenses
---------------------------------------------

Restaurant occupancy and other expenses expressed as a percentage of net operating revenues were approximately 7.9% and 8.0%, respectively, for the fourth quarter of 1996 and the first quarter of 1997. The quarter to quarter percentage increase is primarily due to: (i) a full quarter of operation of new Company owned stores in leased properties, thereby reducing the percentage of sales volume in Company owned properties, (ii) the payment of minimum rent in certain stores, correlating with redictions in sales volume. The amount of restaurant occupancy costs and

Other expenses were reduced to R$ 1,727,000 in the first quarter of 1997 from R$ 1,837,000 in the fourth quarter of 1996, a 6% decrease.

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

General and Administrative Expenses
-----------------------------------

General and administrative expenses, expressed as a percentage of total net operating revenues, were approximately 16.2% and 14.1%, respectively, for the fourth quarter of 1996 and the first quarter of 1997. General and administrative expenses for the fourth quarter of 1996 include approximately R$ 520,000 of one-time charges comprised mainly of: (i) pre-opening costs such as hiring and training of personnel, pre-opening rental expenses and permitting costs, (ii) loss on the sale of certain former Bigburger stores to franchisees, (iii) provisions for bad debts, (iv) contingencies for labor, civil and fiscal claims. On the other hand, general and administrative expenses for the first quarter of 1997 include approximately R$ 200,000 one-time net gains arising primarily from:

(i) a gain resulting from the buyout of a lease by a landlord of one of the Company's locations, (ii) an insurance recovery received for a store which remained closed for 8 months due to an explosion in a shopping mall. Excluding the above mentioned effects from both the fourth quarter of 1996 and the first quarter of 1997, general and administrative expenses as a percentage of total net operating revenues would be approximately 13.9% or R$ 3,252,000 and 14.6% or R$ 2,799,000, respectively, for the fourth quarter of 1996 and the first quarter of 1997. The decrease is attributable to: a freeze on hiring of additional headquarters personnel and one-time expenses related to the first National Bob's Convention held in October 1996.

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

Liquidity and Capital Resources

      Since its Acquisition on March 19, 1996, the Company has funded its operating losses and made acquisitions of businesses and capital improvements (including furniture, fixtures and equipment) by using cash remaining at the closing of the Acquisition, cash flow generated by operations and by borrowing funds from various sources. As of March 31, 1997, the Company had cash on hand of R$ 1,010,000 and a working capital deficiency of R$ 9,253,000.

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

      The Company's continued operations are dependent in part upon its ability to increase sales volume through enhancements of its stores, including but not limited to new computerized systems, air conditioning and refurbishment of interior designs. These activities, as well as sales promotional activities, require a substantial amount of cash which the Company believes will be generated from its current operations. The Company's working capital deficit, as well as its need to improve its facilities, will be supported by cash flow from operations, the proceeds of equity sales, and its borrowing facilities.

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

                           Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibit 27 - Financial Data Schedule

      (b)   None

                                   Signatures

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report, as amended, to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Brazil Fast Food Corp.
                                            (registrant)

Dated: August 1, 1997

                                          By: /s/ Peter van Voorst Vader
                                              Peter van Voorst Vader
                                              Chief Executive Officer
                                              (Principal Executive Officer)


                                          By: /s/ Marcos Bastos Rocha
                                              Marcos Bastos Rocha
                                              Chief Financial Officer
                                              (Principal Financial and
                                                Accounting Officer)