Form 10-Q
period 1997-06-30
BRAZIL FAST FOOD CORP
filed 1997-08-19
CIK 914537

                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1997

                                       or

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

      12,304,484 shares of Common Stock at August 14, 1997

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

                       BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS

================================================================================

                                        ASSETS

                                               June 30, 1997  December 31, 1996
                                               -------------  -----------------
                                                (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                    R$   940,000     R$ 1,556,000
  Accounts receivable, net                        1,397,000        1,567,000
  Inventories                                       528,000          870,000
  Prepaid and other assets                          602,000        1,267,000
                                               ------------     ------------

    TOTAL CURRENT ASSETS                          3,467,000        5,260,000

PROPERTY AND EQUIPMENT, NET                      24,015,000       24,612,000

DEFERRED CHARGES, NET                            14,292,000       14,294,000

GOODWILL, NET                                     5,857,000        6,427,000

OTHER                                                36,000           20,000
                                               ------------     ------------

    TOTAL ASSETS                               R$47,667,000     R$50,613,000
                                               ------------     ------------
                                               ------------     ------------

                         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable                                R$ 5,803,000     R$ 1,995,000
  Accounts payable and accrued expenses           3,257,000        4,896,000
  Payroll and related accruals                    2,564,000        2,460,000
  Taxes, other than income taxes                    698,000          917,000
  Deferred income                                   688,000          657,000
  Other                                             971,000          462,000
                                               ------------     ------------

  TOTAL CURRENT LIABILITIES                      13,981,000       11,387,000
                                               ------------     ------------

NOTES PAYABLE, less current portion                 706,000        2,729,000

DEFERRED INCOME, less current portion             2,665,000        2,997,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 5,000
    shares authorized; no shares issued                -                -
  Common stock, $.0001 par value, 20,000,000
    shares authorized; 10,804,484 and
    10,404,484 shares issued and outstanding
    at June 30, 1997 and December 31,
    1996, respectively                                1,000            1,000
  Additional paid-in capital                     39,802,000       38,530,000
  Retained earnings (deficit)                    (9,378,000)      (5,038,000)
  Cumulative translation adjustment                (110,000)           7,000
                                               ------------     ------------

   TOTAL SHAREHOLDERS' EQUITY                    30,315,000       33,500,000
                                               ------------     ------------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  R$47,667,000     R$50,613,000
                                               ------------     ------------
                                               ------------     ------------


                     See  Selected Notes to Financial Statements.

                       BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS

================================================================================

                                                                       Venbo
                                              For the Six          January 1, 1996
                                              Months Ended            through
                                                June 30,             March 18,1996
                                              ------------          --------------
                                           1997          1996       (Predecessor)
                                           ----          ----
NET OPERATING REVENUES:
  Restaurant sales                     R$35,636,000   R$16,800,000   R$16,427,000
  Franchise income                          713,000        163,000        176,000
  Other income                              828,000        347,000        124,000
                                       ------------   ------------   ------------

    TOTAL NET OPERATING REVENUES         37,177,000     17,310,000     16,727,000
                                       ------------   ------------   ------------

COSTS AND EXPENSES:
  Cost of restaurant sales               12,571,000      6,547,000      7,041,000
  Restaurant payroll and other
    employee benefits                     8,832,000      3,956,000      3,538,000
  Restaurant occupancy and
    other expenses                        3,537,000      1,383,000      1,188,000
  Depreciation and amortization           2,038,000      1,148,000        739,000
  Other operating expenses                5,653,000      3,265,000      3,407,000
  Selling expenses                        2,185,000        789,000        964,000
  General and administrative expenses     5,793,000      2,858,000      3,952,000
                                       ------------   ------------   ------------

    TOTAL COSTS AND EXPENSES             40,609,000     19,946,000     20,829,000
                                       ------------   ------------   ------------

(LOSS) FROM OPERATIONS                   (3,432,000)    (2,636,000)    (4,102,000)

INTEREST (EXPENSE) INCOME                  (908,000)       245,000      1,322,000

OTHER (EXPENSE) INCOME                        -            (34,000)       299,000
                                       ------------   ------------   ------------

(LOSS) BEFORE PROVISION FOR
  INCOME TAXES                           (4,340,000)    (2,425,000)    (2,481,000)

PROVISION FOR INCOME TAXES                    -             14,000          -
                                       ------------   ------------   ------------

NET (LOSS)                             R$(4,340,000)  R$(2,439,000)  R$(2,481,000)
                                       ------------   ------------   ------------
                                       ------------   ------------   ------------

NET (LOSS) PER COMMON SHARE            R$      (.41)  R$      (.46)
                                       ------------   ------------
                                       ------------   ------------

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                            10,687,817     5,359,000
                                       ------------   -----------
                                       ------------   -----------



                     See Selected Notes to Financial Statements.

                       BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)
================================================================================



                                                       For the Three Months
                                                           Ended June 30,
                                               --------------------------------
                                                   1997                1996
                                               ------------       -------------
NET OPERATING REVENUES:
     Restaurant sales                          R$16,921,000        R$14,555,000
     Franchise income                               365,000             107,000
     Other income                                   375,000             309,000
                                               ------------        ------------

    TOTAL NET OPERATING REVENUES                 17,661,000          14,971,000
                                               ------------        ------------

COSTS AND EXPENSES:
  Cost of restaurant sales                        5,985,000           5,609,000
  Restaurant payroll and other employee
    benefits                                      4,261,000           3,513,000
  Restaurant occupancy and other expenses         1,782,000           1,213,000
  Depreciation and amortization                   1,023,000           1,012,000
  Other operating expenses                        2,686,000           2,718,000
  Selling expenses                                1,135,000             688,000
  General and administrative expenses             3,160,000           2,635,000
                                               ------------        ------------

    TOTAL COSTS AND EXPENSES                     20,032,000          17,388,000
                                               ------------        ------------

(LOSS) FROM OPERATIONS                           (2,371,000)         (2,417,000)

INTEREST (EXPENSE) INCOME                          (460,000)            138,000
                                               ------------        ------------

(LOSS) BEFORE PROVISION FOR
  INCOME TAXES                                   (2,831,000)         (2,279,000)

RECOVERY FOR INCOME TAXES                             -                  10,000
                                               ------------        ------------

NET (LOSS)                                     R$(2,831,000)       R$(2,269,000)
                                               ------------        ------------
                                               ------------        ------------

NET (LOSS) PER COMMON SHARE                    R$      (.26)       R$      (.31)
                                               ------------        ------------
                                               ------------        ------------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING       10,771,151           7,245,000
                                               ------------        ------------
                                               ------------        ------------


                     See Selected Notes to Financial Statements.

                      BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                        FOR THE SIX MONTHS ENDED JUNE 30, 1997



                                Common Stock         Additional     Retained     Cumulative
                           ------------------------   Paid-In       Earnings     Translation
                             Shares      Par Value    Capital       (Deficit)    Adjustment      Totals
                             ------      ---------    -------       --------     ----------      ------
Balance, January 1, 1997   10,404,484     R$1,000    R$38,530,000  R$(5,038,000)  R$   7,000   R$33,500,000

Issuance of shares for
  private placements          400,000        -          1,272,000         -           -           1,272,000

Net loss for the period          -           -              -        (4,340,000)      -          (4,340,000)

Cumulative translation
  adjustment                     -           -              -              -       (117,000)       (117,000)
                           ----------     -------    ------------  ------------  ----------    ------------
Balance, June 30, 1997     10,804,484     R$1,000    R$39,802,000  R$(9,378,000) R$(110,000)   R$30,315,000
                           ----------     -------    ------------  ------------  ----------    ------------
                           ----------     -------    ------------  ------------  ----------    ------------



                     See Selected Notes to Financial Statements.

                       BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)
================================================================================

                                                                                Venbo
                                                    For the Six             January 1, 1996
                                                    Months Ended                through
                                                       June 30,               March 18,1996
                                            -----------------------------   ---------------
                                                 1997            1996         (Predecessor)
                                                 ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                R$(4,340,000)    R$(2,439,000)    R$(2,481,000)
  Adjustments to reconcile net
    (loss) to net cash provided by
    (used in) operating activities:
      Depreciation and amortization            2,038,000        1,148,000          544,000

  Changes in operating assets and
    liabilities, net of effects from
    acquisition of businesses:
    (Increase) decrease in:
       Accounts receivable, net                  170,000           75,000          605,000
       Inventories                               342,000           14,000        1,158,000
       Other current assets                      665,000         (518,000)         122,000
       Other                                         (16)            -                -
       Deferred charges                             -             (85,000)            -
     Increase (decrease) in:
       Accounts payable and accrued
         liabilities                          (1,639,000)         (13,000)      (2,376,000)
       Payroll and related accruals              104,000          261,000          207,000
       Taxes, other than income taxes           (219,000)         (53,000)         (78,000)
       Deferred income                          (301,000)       4,096,000             -
       Other current liabilities                 509,000         (765,000)      (1,143,000)
                                            ------------     ------------     ------------
         NET CASH (USED IN)
           OPERATING ACTIVITIES               (2,687,000)       1,721,000      (3,442,000)
                                            ------------     ------------     ------------
CASH FLOWS INVESTING ACTIVITIES:
  Capital expenditures                          (869,000)      (1,322,000)            -
  Increase in restricted cash and
    investments                                     -            (110,000)            -
  Release of restricted cash and
    investments                                     -          10,348,000             -
  Acquisitions of businesses                        -         (19,327,000)            -
                                            ------------     ------------     ------------
         NET CASH (USED IN) INVESTING
           ACTIVITIES                           (869,000)     (10,411,000)            -
                                            ------------     ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under lines of credit         1,785,000             -                -
  Proceeds from private placement              1,272,000       10,504,000             -
  Repayments of note payable                        -            (476,000)            -
  Increase in due to related parties                -                -           2,162,000
                                            ------------     ------------     ------------
         NET CASH PROVIDED BY FINANCING
           ACTIVITIES                          3,057,000       10,028,000        2,162,000
                                            ------------     ------------     ------------
EFFECT OF FOREIGN EXCHANGE RATES                (117,000)            -                -
                                            ------------     ------------     ------------
NET (DECREASE) INCREASE IN CASH
  AND CASH EQUIVALENTS                          (616,000)       1,338,000       (1,280,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD                                       1,556,000           28,000        1,280,000
                                            ------------     ------------     ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD    R$   940,000     R$ 1,366,000     R$      -
                                            ------------     ------------     ------------
                                            ------------     ------------     ------------

                         See Selected Notes to Financial Statements.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
        ------------------------------------------------------------------------

RESULTS OF OPERATIONS
---------------------

As the nature of the Company's operations subsequent to its acquisition (the "Acquisition") of Venbo Comercio de Alimentos LTDA. ("Venbo") on March 19, 1996 are significantly different from its operations prior to the Acquisition the following unaudited comparative financial data of the Company for the three months ended June 30, 1997 and 1996 are included herein in an effort to facilitate a meaningful presentation of the Company's post-Acquisition operating results.

The accompanying financial statements have been indexed and expressed in currency of constant purchasing power at June 30, 1997 by using a monthly index derived from the Indice Geral de Precos - Mercado (IGP-M). The Company believes that the IGP-M index is an appropriate general price level inflation indication to be used under US GAAP. For the twelve months ended June 30, 1997, the inflation as measured by the IGP-M was 8.10%.

                                       Three Months         Three Months
                                           Ended                Ended
                                       June 30, 1996    %   June 30, 1997   %
                                     -----------------     --------------
                                       (In thousands)      (In thousands)
Net Operating revenues:
- - Restaurant sales                     R$ 14,555           R$ 16,921
- - Franchise Related Income                   107                 365
- - Other Income                               309                 375
                                         ---------           ---------
Total net operating revenues                14,971    100.0     17,661    100.0
                                         ---------           ---------
Cost and expenses:
- - Cost of restaurant sales                 5,609     37.5      5,985     33.9
- - Restaurant payroll and other
     employee benefits                       3,513     23.5      4,261     24.1
- - Restaurant occupancy and other
     expenses                                1,213      8.1      1,782     10.0
- - Depreciation and amortization            1,012      6.8      1,023      5.8
- - Other operating expenses                 2,718     18.2      2,686     15.2
- - Selling expenses                           688      4.6      1,135      6.4
- - General and administrative expenses      2,635     17.6      3,160     17.9
                                         ---------           ---------
Total costs and expenses                    17,388    116.3     20,032    113.3
                                         ---------           ---------
Loss from operations                        (2,417)   (16.1)    (2,371)   (13.4)
                                         ---------           ---------

- - Interest income (expense)                  138       .9       (460)    (2.6)
                                         ---------    -----  ---------     ----

(Loss) before Income Taxes                  (2,279)   (15.2)    (2,831)   (16.0)

Income Taxes (Provision) Recovery               10     (0.0)         0      0.0
                                         ---------           ---------
Net Income (loss)                        R$ (2,269)   (15.2) R$ (2,831)   (16.0)
                                         =========           =========

Restaurant Sales
----------------

Net restaurant sales for Company-owned stores were R$ 14,555,000 and R$ 16,921,000, for the second quarter of 1996 and 1997, respectively.

The increase of 16% is principally due to an increase in the number of company owned stores from 66 at June 30, 1996 to 87 at June 30, 1997.

Franchise Income
----------------

Franchise income was R$ 107,000 and R$ 365,000, respectively, for the second quarter of 1996 and 1997. The quarter to quarter increase is primarily due to the expansion of the number of franchise stores from 23 in 1996 to 42 in 1997.

Cost of Restaurant Sales
------------------------

Cost of restaurant sales expressed as a percentage of net operating revenues decreased from 37.5% for the quarter ended June 30, 1996 to 33.9% for the quarter ended June 30, 1997. This reduction reflects renegotiated prices with suppliers and alternative sourcing of supplies.

Restaurant Payroll and Other Employee Benefits
----------------------------------------------

Restaurant payroll and other employee benefits expressed as a percentage of net operating revenues were approximately 23.5% and 24.1%, for the second quarter ended June 30, 1996 and 1997, respectively. The slight increase is attributable to increased salaries mandated by union-driven agreements during the second half of 1996 as well as increased medical and transportation costs. These increased costs were offset by a reduced headcount in 1997 and the adoption of a new recruitment program in 1997 allowing for a greater degree of flexibility in manpower usage and lower costs of recruitment and replacement of staff.

Restaurant Occupancy Costs and Other Expenses
---------------------------------------------

Restaurant occupancy and other expenses expressed as a percentage of net operating revenues were approximately 8.1% and 10.0%, for the quarter ended June 30, 1996 and 1997, respectively. The increase is primarily related to the increased number of leased stores in 1997 as compared with 1996.

                                                                  Page 10 of 13
Depreciation and Amortization
-----------------------------

Depreciation and amortization expressed as a percentage of net operating revenues was approximately 6.8% and 5.8% for the quarters ended June 30, 1996 and 1997, respectively. Depreciation and amortization expenses in 1997 remained fairly consistent as compared with 1996.


Other Operating Expenses
------------------------

Other operating expenses expressed as a percentage of net operating revenues were approximately 18.2% and 15.2%, for the quarters ended June 30, 1996 and 1997, respectively. Other operating expenses in 1997 have remained fairly constant when compared with 1996.



Selling Expenses
----------------

Selling expenses, expressed as a percentage of total net operating revenues, were approximately 4.6% and 6.4%, for the quarters ended June 30, 1997 and 1996, respectively. Selling expenses increased by R$447,000 or 65% in 1997 as compared with 1996. This increase reflects increased marketing activities started in the second half of fiscal 1996, including increased marketing expenditures related to new store openings.


General and Administrative Expenses
-----------------------------------

General and administrative expenses, expressed as a percentage of total net operating revenues, were approximately 17.6% and 17.9% for the quarters ended June 30, 1996 and 1997, respectively. General and administrative expenses increased by R$525,000 or 20%. This increase is primarily due to increased professional fees as well as costs attributable to the increased number of Company stores.

Liquidity and Capital Resources

      Since its Acquisition on March 19, 1996, the Company has funded its operating losses and made acquisitions of businesses and capital improvements (including furniture, fixtures and equipment) by using cash remaining at the closing of the Acquisition, cash flow generated by operations and by borrowing funds from various sources. As of June 30, 1997, the Company had cash on hand of R$ 940,000 and a working capital deficiency of R$ 10,514,000.

      The Company's capital requirements are primarily for expansion of its retail operations. Currently, 78 of the Company's stores are in leased facilities and 9 are owned by the Company. During fiscal 1996, the Company's average cost to open a store approximated R$ 300,000 to R$ 400,000, including leasehold improvements, equipment and beginning inventory, as well as all expenses for store design, site selection, lease negotiation, construction supervision and permitting. The Company currently estimates that the capital expenditures through fiscal 1997 will approximate R$ 3,000,000.

      In August 1997, the Company completed a private placement of 1,500,000 shares of its common stock to an institutional investor receiving proceeds of $4,500,000.

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

Dated: August 19, 1997

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