Form 10-Q
period 1997-09-30
BRAZIL FAST FOOD CORP
filed 1997-11-19
CIK 914537

                             Washington, D.C. 20549

                                  Form 10-Q


(Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1997

                                      or

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. /X/ Yes   / / No

                Applicable Only to Issuers Involved in Bankruptcy
                   Proceeding During the Preceding Five Years:

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act 1934 subsequent to the distribution of securities under a plan
confirmed by a court. / / Yes   / / No

                  Applicable Only to Corporate Issuers:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    12,304,484 shares of Common Stock at September 18, 1997

                       Part I - Financial Information

Item 1. Financial Statements

    The condensed financial statements included herein have been prepared by Brazil Fast Food Corp. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures made herein are adequate to make the information presented not misleading.

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


ASSETS                                                                       SEPTEMBER 30, 1997  DECEMBER 31, 1996
---------------------------------------------------------------------------  ------------------  -----------------
                                                                                (UNAUDITED)
CURRENT ASSETS:
Cash and cash equivalents..................................................   R$     1,530,000    R$    1,556,000
Accounts receivable, net...................................................          2,867,000          1,567,000
Inventories................................................................            552,000            870,000
Prepaid and other assets...................................................            993,000          1,267,000
                                                                             ------------------  -----------------
TOTAL CURRENT ASSETS.......................................................          5,942,000          5,260,000
PROPERTY AND EQUIPMENT, NET................................................         23,447,000         24,612,000
DEFERRED CHARGES, NET......................................................         13,802,000         14,294,000
GOODWILL, NET..............................................................          5,438,000          6,427,000
OTHER......................................................................            188,000             20,000
                                                                             ------------------  -----------------
TOTAL ASSETS...............................................................   R$    48,817,000    R$   50,613,000
                                                                             ------------------  -----------------
                                                                             ------------------  -----------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Notes payable..............................................................   R$     3,023,000    R$    1,995,000
Accounts payable and accrued expenses......................................          3,678,000          4,896,000
Payroll and related accruals...............................................          2,741,000          2,460,000
Taxes, other than income taxes.............................................            641,000            917,000
Deferred income............................................................            990,000            657,000
Other......................................................................            817,000            462,000
                                                                             ------------------  -----------------
TOTAL CURRENT LIABILITIES..................................................         11,890,000         11,387,000
                                                                             ------------------  -----------------
NOTES PAYABLE, less current portion........................................            716,000          2,729,000
DEFERRED INCOME, less current portion......................................          3,149,000          2,997,000
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred stock, $.01 par value, 5,000 shares authorized; no shares
  issued...................................................................          --                 --
Common stock, $.0001 par value, 20,000,000 shares authorized; 12,304,484 and 10,404,484 shares issued and outstanding at September 30, 1997 and
  December 31, 1996, respectively..........................................              1,000              1,000
Additional paid-in capital.................................................         44,698,000         38,530,000
Accumulated deficit........................................................        (11,441,000)        (5,038,000)
Cumulative translation adjustment..........................................           (196,000)             7,000
                                                                             ------------------  -----------------
TOTAL SHAREHOLDERS' EQUITY.................................................         33,062,000         33,500,000
                                                                             ------------------  -----------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.................................   R$    48,817,000    R$   50,613,000
                                                                             ------------------  -----------------
                                                                             ------------------  -----------------


                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                           FOR THE NINE                 VENBO
                                                                           MONTHS ENDED            JANUARY 1, 1996
                                                                          SEPTEMBER 30,                THROUGH
                                                                 --------------------------------   MARCH 18,1996
                                                                      1997             1996         (PREDECESSOR)
                                                                 ---------------  ---------------  ---------------
NET OPERATING REVENUES:
Restaurant sales...............................................  R$   53,343,000  R$   33,975,000  R$   16,427,000
Franchise income...............................................        1,033,000          362,000          176,000
Other income...................................................        1,214,000          662,000          124,000
                                                                 ---------------  ---------------  ---------------

TOTAL NET OPERATING REVENUES...................................       55,590,000       34,999,000       16,727,000
                                                                 ---------------  ---------------  ---------------
COSTS AND EXPENSES:
Cost of restaurant sales.......................................       18,839,000       12,643,000        7,041,000
Restaurant payroll and other employee benefits.................       13,170,000        7,787,000        3,538,000
Restaurant occupancy and other expenses........................        5,430,000        2,812,000        1,188,000
Depreciation and amortization..................................        3,142,000        2,297,000          739,000
Other operating expenses.......................................        8,201,000        5,640,000        3,407,000
Selling expenses...............................................        3,473,000        1,907,000          964,000
General and administrative expenses............................        8,484,000        6,372,000        3,952,000
                                                                 ---------------  ---------------  ---------------
TOTAL COSTS AND EXPENSES.......................................       60,739,000       39,458,000       20,829,000
                                                                 ---------------  ---------------  ---------------
(LOSS) FROM OPERATIONS.........................................       (5,149,000)      (4,459,000)      (4,102,000)
INTEREST (EXPENSE) INCOME......................................       (1,242,000)          (6,000)       1,322,000
OTHER (EXPENSE) INCOME.........................................          (12,000)         (33,000)         299,000
                                                                 ---------------  ---------------  ---------------
(LOSS) BEFORE RECOVERY OF INCOME TAXES.........................       (6,403,000)      (4,498,000)      (2,481,000)
RECOVERY OF INCOME TAXES.......................................        --                  54,000        --
                                                                 ---------------  ---------------  ---------------
NET (LOSS).....................................................  R$   (6,403,000) R$   (4,444,000) R$   (2,481,000)
                                                                 ---------------  ---------------  ---------------
                                                                 ---------------  ---------------  ---------------
NET (LOSS) PER COMMON SHARE....................................  R$         (.59) R$         (.65)
                                                                 ---------------  ---------------
                                                                 ---------------  ---------------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING.....................       10,781,151        6,793,312
                                                                 ---------------  ---------------
                                                                 ---------------  ---------------

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                        FOR THE THREE MONTHS
                                                                                        ENDED SEPTEMBER 30,
                                                                                  --------------------------------
                                                                                       1997             1996
                                                                                  ---------------  ---------------
NET OPERATING REVENUES:
Restaurant sales................................................................  R$   17,707,000  R$   17,442,000
Franchise income................................................................          320,000          201,000
Other income....................................................................          386,000          320,000
                                                                                  ---------------  ---------------
TOTAL NET OPERATING REVENUES....................................................       18,413,000       17,963,000
                                                                                  ---------------  ---------------
COSTS AND EXPENSES:
Cost of restaurant sales........................................................        6,268,000        6,201,000
Restaurant payroll and other employee benefits..................................        4,338,000        3,894,000
Restaurant occupancy and other expenses.........................................        1,893,000        1,451,000
Depreciation and amortization...................................................        1,104,000        1,167,000
Other operating expenses........................................................        2,548,000        2,428,000
Selling expenses................................................................        1,288,000        1,131,000
General and administrative expenses.............................................        2,691,000        3,558,000
                                                                                  ---------------  ---------------
TOTAL COSTS AND EXPENSES........................................................       20,130,000       19,830,000
                                                                                  ---------------  ---------------
(LOSS) FROM OPERATIONS..........................................................       (1,717,000)      (1,867,000)
INTEREST (EXPENSE) INCOME.......................................................         (348,000)        (248,000)
                                                                                  ---------------  ---------------
(LOSS) BEFORE RECOVERY OF INCOME TAXES..........................................       (2,065,000)      (2,115,000)
RECOVERY OF INCOME TAXES........................................................        --                  67,000
                                                                                  ---------------  ---------------
NET (LOSS)......................................................................  R$   (2,065,000) R$   (2,048,000)
                                                                                  ---------------  ---------------
                                                                                  ---------------  ---------------
NET (LOSS) PER COMMON SHARE.....................................................  R$         (.19) R$         (.22)
                                                                                  ---------------  ---------------
                                                                                  ---------------  ---------------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING......................................       11,071,151        9,170,817
                                                                                  ---------------  ---------------
                                                                                  ---------------  ---------------


                   BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997


                                         COMMON STOCK          ADDITIONAL                    CUMULATIVE
                                    -----------------------      PAID-IN      ACCUMULATED    TRANSLATION
                                       SHARES     PAR VALUE      CAPITAL        DEFICIT       ADJUSTMENT       TOTALS
                                    ------------  ---------  ---------------  ------------  -------------    -----------
Balance, January 1, 1997..........    10,404,484  R$  1,000  R$   38,530,000   R$(5,038,000) R$     7,000    R$33,500,000
Issuance of shares for private
  placements......................     1,900,000     --            6,168,000       --               --         6,168,000
Net loss for the period...........       --          --            --            (6,403,000)        --        (6,403,000)
Cumulative translation
  adjustment......................       --          --            --              --             (203,000)     (203,000)
                                    ------------  ---------  ---------------  -------------  -------------   ------------
Balance, September 30, 1997.......    12,304,484  R$  1,000  R$   44,698,000  (R$11,441,000) R$   (196,000)  R$33,062,000
                                    ------------  ---------  ---------------  -------------  -------------   ------------
                                    ------------  ---------  ---------------  -------------  -------------   ------------

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                        VENBO
                                                                                                    ------------
                                                                           FOR THE NINE              JANUARY 1,
                                                                           MONTHS ENDED                 1996
                                                                           SEPTEMBER 30,               THROUGH
                                                                 --------------------------------   MARCH 18,1996
                                                                      1997             1996         (PREDECESSOR)
                                                                 ---------------  ---------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)...................................................  R$   (6,403,000) R$   (4,444,000)  R$(2,481,000)
  Adjustments to reconcile net (loss) to net cash provided
    by (used in) operating activities:
      Depreciation and amortization............................        3,142,000        2,297,000        544,000

Changes in operating assets and liabilities, net of effects
  from acquisition of businesses:
    (Increase) decrease in:
      Accounts receivable, net.................................       (1,300,000)         320,000        605,000
      Inventories..............................................          318,000           37,000      1,158,000
      Other current assets.....................................          274,000         (634,000)       122,000
      Other....................................................          (59,000)        (314,000)       --

    Increase (decrease) in:
      Accounts payable and accrued liabilities.................       (1,218,000)         182,000     (2,376,000)
      Payroll and related accruals.............................          281,000          661,000        207,000
      Taxes, other than income taxes...........................         (275,000)        (132,000)       (78,000)
      Deferred income..........................................          485,000        3,865,000        --
      Other current liabilities................................          355,000         (345,000)    (1,143,000)
                                                                 ---------------  ---------------  --------------
        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES....       (4,400,000)       1,493,000     (3,442,000)
                                                                 ---------------  ---------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES :
  Capital expenditures.........................................         (605,000)      (4,007,000)       --
  Increase in restricted cash and investments..................        --                (109,000)       --
  Release of restricted cash and investments...................        --              10,184,000        --
  Acquisitions of businesses...................................        --             (24,078,000)       --
                                                                 ---------------  ---------------  --------------
        NET CASH (USED IN) INVESTING ACTIVITIES................         (605,000)     (18,010,000)       --
                                                                 ---------------  ---------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in short-term borrowings..........................         (986,000)       3,409,000        --
  Proceeds from private placements.............................        6,168,000       16,071,000        --
  Increase in due to related parties...........................        --               --             2,162,000
                                                                 ---------------  ---------------  --------------
        NET CASH PROVIDED BY FINANCING ACTIVITIES..............        5,182,000       19,480,000      2,162,000
                                                                 ---------------  ---------------  --------------
EFFECT OF FOREIGN EXCHANGE RATES...............................         (203,000)        (437,000)       --
                                                                 ---------------  ---------------  --------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS...........          (26,000)       2,526,000     (1,280,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.................        1,556,000           28,000      1,280,000
                                                                 ---------------  ---------------  --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD.......................  R$    1,530,000  R$    2,554,000   R$   --
                                                                 ---------------  ---------------  --------------
                                                                 ---------------  ---------------  --------------


                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

              SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1--FINANCIAL STATEMENT PRESENTATION

    The accompanying financial statements have been prepared by Brazil Fast Food Corp. (the "Company"), without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1997 and for all periods presented have been made. The results of operations for the period ended September 30, 1997 are not necessarily indicative of the operating results for a full year.

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

    The accompanying financial statements have been presented in Brazilian Reais, in accordance with generally accepted accounting principles used in the United States. Through June 30, 1997, the financial statements have been indexed and expressed in currency of constant purchasing power by using a monthly index derived from the Indice Geral de Precos-Mercado (IGP-M). Effective July 1, 1997, management determined that Brazil ceased to be considered a hyperinflationary economy, as defined in FASB 52, and no longer indexed its financial statements for constant currency purchasing power.

NOTE 2--SHAREHOLDERS' EQUITY

    During the nine months ended September 30, 1997, the Company sold 1,900,000 shares of its common stock from which the Company derived net proceeds of R$6,168,000.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

As the nature of the Company's operations subsequent to its acquisition (the "Acquisition") of Venbo Comercio de Alimentos Ltda. ("Venbo") on March 19, 1996 are significantly different from its operations prior to the Acquisition, the following unaudited comparative financial data of the Company for the three months ended September 30, 1996 and for the three months ended September 30, 1997 are included herein in an effort to facilitate a meaningful presentation of the Company's post-Acquisition operating results.

Since the implementation of the Real Plan in June 1994, the Brazilian Economy has experienced declining levels of inflation rates. The cumulative inflation rate for the three-year period July 1994 to June 1997, as measured by the IGP-M (Indice Geral de Precos Mercado), was 54% whereas in the three year period from June 1994 to May 1997 the rate was in excess of 100%. Considering the above, and the fact that there is a clear historical trend of decreasing inflation in Brazil, Management has made the determination that Brazil is no longer a hyperinflationary economy as from July 1, 1997 on, as defined, pursuant to FASB 52. No change in functional currency is being made. Brazil Fast Food Corp. has been reporting its financial statements in Brazilian Reais since its Acquisition on March 19, 1996.

Accordingly, operating results for the periods ended September 30, 1996 presented in the accompanying financial statements have been indexed and expressed in currency of constant purchasing power at June 30, 1997 by using a monthly index derived from Indice Geral de Precos - Mercado (IGP-M). The Company believes that the IGP-M index is an appropriate general price level inflation indication to be used under US GAAP. For the period comprised between October 1, 1996 to June 30, 1997, the inflation as measured by the IGP-M was 6.38%.


                                                              Three Months                             Three Months
                                                                 Ended                                    Ended
                                                              September 30,            %               September 30,            %
                                                              -------------                            -------------
                                                                  1996                                     1997
                                                              (In thousands)                           (In thousands)
Net operating revenues
  - Restaurant sales...................                          R$ 17,442                                R$17,707
  - Franchise income...................                                201                                     320
  - Other income.......................                                320                                     386
                                                              -------------                            -------------

Total net operating revenues...........                             17,963           100.0                  18,413            100.0
                                                              -------------          -----             -------------          -----

Costs and expenses:
  - Cost of restaurant sales...........                              6,201            34.5                   6,268             34.0
  - Restaurant payroll and other
      employee benefits................                              3,894            21.7                   4,338             23.6
  - Restaurant occupancy costs and
      other expenses...................                              1,451             8.1                   1,893             10.3
  - Depreciation and amortization......                              1,167             6.5                   1,104              6.0
  - Other operating expenses...........                              2,428            13.5                   2,548             13.8
  - Selling expenses...................                              1,131             6.5                   1,288              7.0
  - General and administrative
      expenses.........................                              3,558            19.8                   2,691             14.6
                                                               -------------         -----             -------------          -----

Total costs and expenses...............                             19,830           110.6                  20,130            109.3
                                                               -------------         -----             -------------          -----

Loss from operations...................                             (1,867)          (10.6)                 (1,717)            (9.3)
                                                              -------------          -----             -------------          -----

Interest expense.......................                               (248)            1.9                    (348)            (1.9)

(Loss) before Income Taxes.............                             (2,115)          (12.5)                 (2,065)           (11.2)
                                                              -------------          -----             -------------          -----

Recovery of Income Taxes...............                                 67               0                       0                0
                                                              -------------          -----             -------------          -----

Net (Loss).............................                             (2,048)          (12.5)              R$ (2,065)           (11.2)


RESTAURANT SALES

Net restaurant sales for company-owned stores were R$ 17,442,000 and R$ 17,707,000, respectively, for the third quarters of 1996 and 1997. The increase from period to period is mainly due to an increase in the number of company-owned stores from 74 at September 30, 1996 to 82 at September 30, 1997, partially offset by reduced traffic in stores and an average price reduction of 3%, effective August 6, 1997.

FRANCHISE INCOME

Franchise income was R$ 201,000 and R$ 320,000, respectively, for the third quarter of 1996 and 1997. The quarter to quarter increase is primarily due to the expansion of the number of franchisee stores from 24 at September 30, 1996 to 50 at September 30, 1997.

COST OF RESTAURANT SALES

Cost of restaurant sales expressed as a percentage of net operating revenues decreased from 34.5% for the quarter ended September 30, 1996 to 34.0% for the quarter ended September 30, 1997. This reduction is due to the continuous renegotiation of purchase terms and prices with suppliers and alternative sourcing of products. Major products such as meat, french fries and ice cream have had their costs reduced in excess of 15% over the last eighteen months.

RESTAURANT PAYROLL AND OTHER EMPLOYEE BENEFITS

Restaurant payroll and other employee benefits expressed as a percentage of net operating revenues were approximately 21.7% and 23.6% for the quarters ended September 30, 1996 and 1997, respectively. The increase is attributable to increased salaries mandated by union agreements during the latter part of 1996 and from July 1997 (Sao Paulo stores), as well as increased medical and transportation costs. These increased costs were partially offset by a reduced headcount in 1997 and the adoption of a new recruitment program in 1997 allowing for a greater degree of flexibility in manpower usage and lower costs of recruitment and replacement of staff.

RESTAURANT OCCUPANCY COSTS AND OTHER EXPENSES

Restaurant occupancy costs and other expenses expressed as a percentage of net operating revenues were approximately 8.1% and 10.3% for the quarters ended September 30, 1996 and 1997, respectively. The increase is primarily related to the increased number of leased stores in 1997 as compared with 1996.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expressed as a percentage of net operating revenues was approximately 6.5% and 6.0% for the quarters ended September 30, 1996 and 1997, respectively. Depreciation and amortization expenses in 1997 remained fairly consistent as compared with 1996.

OTHER OPERATING EXPENSES

Other operating expenses expressed as a percentage of net operating revenues were approximately 13.5% and 13.8% for the third quarters of 1996 and 1997, respectively. The results of renegotiated service contracts (legal, accounting, human resources and others) were compensated by the increase in utilities and certain store expenses due to the increased number of stores, thus leading to fairly constant amounts in 1997 when compared with 1996.

SELLING EXPENSES

Selling expenses, expressed as a percentage of total net operating revenues, were approximately 6.5% and 7.0% for the quarters ended September 30, 1996 and 1997, respectively. Selling expenses increased by R$ 157,000 or 14% period to period, reflecting increased marketing efforts initiated in the second half of fiscal 1996.

GENERAL AND ADMINISTRATIVE EXPENSIVE

General and administrative expenses expressed as a percentage of net operating revenues were approximately 19.8% and 14.6%, respectively, for the quarters ended September 30, 1996 and 1997. General and administrative expenses decreased by R$ 867,000 or 32%. Approximately R$ 430,000 of this decrease is due to lower pre-operating expenses related to new store openings (11 stores and 3 stores in each of the quarters ended September 30, 1996 and 1997 respectively). The remainder of the decrease is attributable to:
(i) greater use of outsourcing for certain administrative functions previously performed by headquarters personnel, (ii) restructuring of the middle management level of the Company, eliminating certain positions, (iii) a freeze on hiring of additional headquarters personnel in excess of 1995 staff levels, and (iv) voluntary salary reductions by the Company's senior management.

INTEREST INCOME AND EXPENSES

The increase in interest expense is attributable to an increase in borrowings from revolving lines of credit as well as the imposition by the Brazilian government of a tax charge at a flat rate of 0.2% on every bank account payment issued, as from early 1997.

LIQUIDITY AND CAPITAL RESOURCES

    Since its Acquisition on March 19, 1996, the Company has funded its operating losses and made acquisitions of businesses and capital improvements (including furniture, fixtures and equipment) by using cash remaining at the closing of the Acquisition, cash flow generated by operations and by borrowing funds from various sources. As of September 30, 1997, the Company had cash on hand of R$ 1,530,000 and a working capital deficiency of R$ 5,948,000.

    The Company's capital requirements are primarily for expansion of its retail operations. Currently, 73 of the Company's stores are in leased facilities and 9 are owned by the Company. During fiscal 1996, the Company's average cost to open a store approximated R$ 300,000 to R$ 400,000, including leasehold improvements, equipment and beginning inventory, as well as all expenses for store design, site selection, lease negotiation, construction supervision and permitting. The Company currently estimates that the capital expenditures through fiscal 1997 will approximate R$ 3,000,000.

    In August 1997, the Company completed a private placement of 1,500,000 shares of its common stock to an institutional investor receiving net proceeds of R$ 4,897,000.

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

    The Company has also embarked on a plan to substantially reduce its costs, specifically in the area of food purchases and general administrative expenses. In the opinion of management, these actions, coupled with cash flow from operations, vendor financing, available bank and equipment lines of credit and sales of equity, will provide sufficient working capital for it to continue through the end of 1997.

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

                                       Brazil Fast Food Corp.
                                          (registrant)

Dated: November 18, 1997

                                       By: /s/ Peter van Voorst Vader
                                          ------------------------------------
                                           Peter van Voorst Vader
                                           Chief Executive Officer
                                           (Principal Executive Officer)


                                       By: /s/ Marcos Bastos Rocha
                                          ------------------------------------
                                           Marcos Bastos Rocha
                                           Chief Financial Officer
                                           (Principal Financial and
                                             Accounting Officer)