Form 10-K
period 1997-12-31
BRAZIL FAST FOOD CORP
filed 1998-04-15
CIK 914537

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K
(Mark One)
[X]     ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended December 31, 1997
OR
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

Praia do Flamengo
200-22. Andar
CEP 22210-030
Rio de Janeiro, Brazil                                     N/A
(Address of principal executive offices)                (Zip Code)

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

                               -----------------


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes..X.....    No........

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDING DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes........   No.........

     The number of shares outstanding of the Registrant's common stock is 12,310,638 (as of April 14, 1998).

     The aggregate market value of the voting stock held by non-affiliates of the Registrant is $24,425,046 (as of April 14, 1998).


                      DOCUMENTS INCORPORATED BY REFERENCE

     Registrant's Proxy Statement for its Annual Meeting of Stockholders to be convened on May 29, 1998.

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


                              --------------------


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


Recent Developments
-------------------

     As of August 11, 1997, AIG Latin America Equity Partners, Ltd. ("AIGLAEP"), a Bermudian investment company, pursuant to the terms of a Stock Purchase Agreement dated July 23, 1997 between AIGLAEP and the Company (the "Stock Purchase Agreement"), purchased 1,500,000 shares of the Company's Common Stock (the "Shares") and five-year warrants (the "Warrants") to purchase 250,000 shares of the Company's Common Stock at an initial exercise price of $4.00 per share, which exercise price and number of shares is subject to adjustment, for an aggregate purchase price of $4,500,000.

     Pursuant to the terms of the Stock Purchase Agreement and a contemporaneous Stockholders' Agreement between AIGLAEP, the Company and certain of the Company's stockholders (the "Stockholders' Agreement"), AIGLAEP and certain of its transferees were afforded the right to nominate one member of the Company's Board of Directors, and have the right to nominate additional directors which, under certain circumstances may enable AIGLAEP to nominate directors constituting a majority of the Company's Board of Directors (through an expansion of the Board and the filling of vacancies created by the resignation of certain directors serving at such time) if the Company does not attain certain operating goals.

     The Stockholders' Agreement also provides that the Company not offer, issue or sell any shares of its capital stock or any warrants or options to purchase or rights to subscribe for or any other securities convertible into or exchangeable for shares of its capital stock, unless the Company first offers to AIGLAEP its proportionate percentage of the securities proposed to be offered by the Company. AIGLAEP also has certain other rights in connection with certain sales by the stockholders party to such agreement of the shares of the Company's Common Stock owned by such stockholders.


     (b) Financial Information About Industry Segments

         Not applicable.


     (c) Narrative Description of Business


History of "Bob's"
------------------

     The first Bob's was established in 1952 by Bob Falkenburg, an American Wimbledon tennis champion. Mr. Falkenburg opened his first restaurant on Copacabana Beach, selling hamburgers, hot-dogs, french fries and milk shakes. Following upon the success of the first Bob's, Mr. Falkenburg opened another six in the metropolitan Rio area. He ran the business for 22 years and sold it to Libby McNeil E. Libby USA ("Libby") in 1974. After acquiring such business, Libby opened additional outlets and broadened the menu. In 1982 Nestle Ind'l Com'l Ltd. ("Nestle") purchased the worldwide businesses of Libby, including Bob's. Nestle ran the business until 1987, when it was sold to Vendex International N.V. ("Vendex"), which in turn sold to the Company on March 19, 1996.


Restaurant Operations
---------------------

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

     Bob's restaurants generally open at 10:00 A.M. for lunch and remain open for dinner. Closing hours vary according to location. In some locations with proximity to late night entertainment, the outlets remain open for the "after hours" crowd. Bob's restaurants are not generally open for breakfast, although the Company is presently test marketing a limited breakfast menu at selected restaurants.

     Bob's prices are consistently positioned at the same level as those for comparable products offered by its major competitors. Management attempts to maintain the overall cost of a Bob's meal competitive with lunch prices covered at the popular street snack bars ("lanchonetes").

     Originally, Bob's restaurants were built as counter service facilities to accommodate its initial primary clientele of teenagers. In keeping with its current efforts to attract family oriented customers, all of the Bob's restaurants built since 1980 have included seating facilities. In addition, approximately one-half of the 26 pre-1980 restaurants have been renovated to update the decor, expand the seating facilities and provide air condi tioning. Bob's restaurants have an identifiable style highlighted by their distinctive red and white color theme, which is used on all Bob's signage as well as paper goods. The Bob's style is carried through in the uniforms worn by Bob's personnel, which are occasionally modified to feature hats and T-shirts used in Bob's promotions.

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

     The Company's revenues are subject to seasonal fluctuations. Customer traffic is highest in the summer months and is lowest during the winter months.*

     The following table presents information concerning openings and closings of Company-owned and franchised restaurants for the years ended December 31, 1997, 1996 and 1995:

                                     YEAR ENDED DECEMBER 31,
                              -------------------------------------
                              1997            1996             1995
                              ----            ----             ----
COMPANY-OWNED RESTAURANTS:
   OPENED DURING PERIOD        7               30                 3
   CLOSED DURING PERIOD        1                0                 0
   SOLD TO FRANCHISEES
     DURING PERIOD             9                0                 0
   OPEN AT END OF PERIOD      77               80                50

FRANCHISED RESTAURANTS:

   OPENED DURING PERIOD       23               17                 1
   CLOSED DURING PERIOD        1                3                 0
   OPEN AT END OF PERIOD      56               34                20


     The Company has the opportunity from time to time to acquire the interests of and to sell restaurants to franchisees, and it is anticipated by management that the Company may engage in such transactions in the future. The Company generally retains a right of first refusal in connection with any proposed sale of a franchisee's interest. During the year ended December 31, 1997, the Company sold 9 retail outlets, mostly located outside of Rio de Janeiro and its immediate environs, to franchisees.

     The following table presents information concerning the average guest check per customer and the sales distribution by meal period for Company-owned restaurants for the years ended December 31, 1997, 1996 and 1995:



____________
* Denotes a statement that may be considered forward-looking. See "- Forward-Looking Statements."

                          PERCENT OF TOTAL              AVERAGE GUEST
                            DAILY SALES               CHECK PER PERSON
                       ----------------------       ----------------------
                        1997    1996    1995        1997    1996     1995
                        ----    ----    ----        ----    ----     ----
Lunch (10:00 a.m. -
  5:00 p.m. )           50.1    70.0%   70.0%       R$4.01  R$4.79  R$4.29
Dinner (5:00 p.m. -
 10:00 p.m.)            49.9    30.0%   30.0%       R$4.30  R$5.11  R$4.58
                                       ------
      Total            100.0%  100.0%  100.0%
                       =====   =====   =====


     The Company strives to maintain quality and uniformity throughout all Company-owned restaurants by publishing detailed specifications for food products, food preparation, and service, by continuous in-service training of employees, and by field visits from Company supervisors. Quality control at each restaurant is undertaken by the store manager, who visually inspects the products as they are being prepared for cooking. The manager also keeps a record of the expiration date of the products in inventory. In the case of franchisees, field visits are made by Company personnel who review operations and make recommendations to assist in compliance with company specifications. The Company's quality control inspectors are also sent to each restaurant periodically to conduct a review of the food stock. These inspectors also take samples of the water used at each restaurant in the preparation of food and drinks as well as random samples of one food item which are taken to a contract laboratory for a microbiological analysis.


Growth Strategy*
----------------

     Brazil's population of 160 million is the sixth largest in the world and is expected to increase to 180 million by the year 2000. Brazil's largest city, Sao Paulo has 10 million residents and a metropolitan area population of 17 million persons. Rio de Janeiro, the second largest city, has 5.5 million residents and a metropolitan area population of 11 million persons. Eight other metropolitan areas have populations in excess of one million. According to Media Data '95, a non-affiliated consulting concern, the average income for the population of nine main markets in Brazil including Sao Paulo and Rio de Janeiro, was as follows:
$3,900 for 20% of such population, $7,500 for 31% of such population, $13,000 for 29% of such population, $39,000 for 18% of such population and $78,000 for 2% of such population. The study, which took into account income and spending habits of the targeted population, concluded that the fast food market is one of Brazil's fastest growing business segments and that the potential Brazilian fast food market could exceed 60,000,000 persons. Based upon the foregoing, management believes there is significant room for expansion in the fast food market.

     Management expects to focus its growth in the more densely populated regions of the country, particularly the developing population corridor from Rio de Janeiro to Sao Paulo. Management plans to continue to open additional stores, both Company-owned and franchised, in the Rio de Janeiro/Sao Paulo corridor and to facilitate its expansion in other areas by focusing more significantly on franchising its operations, particularly through territory agreements pursuant to which a franchisee will be obligated to develop several Bob's restaurants in a particular region ("Territory Agreements"). Management also anticipates taking advantage of the continuing construction and development of shopping malls in Brazil, where food courts can be a significant profit center.

     In addition, management expects to capitalize on Venbo's 46 year history in Brazil. As a locally based company, Venbo believes it has the capacity to understand and respond to consumer taste preferences in developing additional local markets and test marketing new products and concepts. Management will also take advantage of its customized trailers and moveable kiosks, unique among the Company's competitors, to continue to maximize its ability to cater to special events and temporary markets, and also to test certain markets on a temporary basis.

     In conjunction with its growth plans for the Company, management is evaluating methods of maximizing the efficiency of the Company's operations. Management is currently testing computer systems which are intended to provide automated transmission of sales receipts, inventory levels and personnel utilization data from each retail point-of-sale to the Company's headquarters on a daily basis.

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

     Management is also considering systemwide expansion of a telephone order/office and home delivery service which is currently offered at 7 Company-owned outlets, as well as at 7 franchised outlets.

     An agreement between the Company and Hardee's Food Systems, Inc. ("Hardee's"), entered into in 1996, pursuant to which the Company had been afforded the right to purchase restaurant equipment and food from Hardee's on the same terms and conditions as Hardee's' restaurant licensees, was cancelled by mutual agreement in 1997 following the Company's conclusion that its volume purchasing discounts under this agreement were of insufficient magnitude to warrant its continuation.

     Management also expects to explore opportunistic acquisitions in the Brazilian fast food industry.


Franchise Program
-----------------

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

     At present, approximately 9 months elapse between the Company's initial contact with a prospective franchisee and the opening of a franchised outlet. After the initial meeting, and if the potential franchisee meets certain basic conditions, such as significant business experience, financial resources and knowledge of the market in the area where the franchise will be located, a preliminary agreement is signed. Prospective franchisees are required to pay the Company a non-refundable fee equal to 50% of the initial franchising fee to partially compensate the Company for the cost of a three-month training program to familiarize the prospective franchisee with the operation. After approximately three months, a final franchising contract is signed outlining the obligations and responsibilities of each party, including the franchising fees and promotion commissions to be paid to the Company, and the franchisee begins a three-month training program. Construction of the restaurant typically begins at this point and, generally, is completed within three to six months. The franchising fee is sufficient to cover all training expenses incurred by the Company.

     In some cases, the contracts negotiated with existing franchisees have differed from the standard described above to accommodate specific requirements and characteristics of the franchisee. The Territory Agreement has been, and management expects that it will be, used with franchisees located in areas where the Company has determined that it is in its best interest to establish two or more stores within the geographic region. The Territory Agreements incorporate the same terms and conditions of the Company's franchise agreements, but also provide for the franchisee to commit to opening an agreed upon number and type of stores within a specified time-frame. In a limited number of instances, the Company may grant franchisees exclusive territorial rights if the Company believes such grants would further the development of new market opportunities.

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

     In addition to the 37 franchisees who, collectively, operated 63 outlets at January 31, 1998, the Company has signed final franchising contracts with 3 new franchisees, as well as six existing franchisees, to open and operate 12 additional outlets, to be located in the States of Rio de Janeiro, Sao Paulo, Mato Grosso de Sul, Brasilia, Rio Grande do Norte and Maranhao. The majority of these additional outlets are scheduled to be operations prior to the end of 1998.

     In December 1997, the Brazilian Franchise Association, an independent trade organization, selected the Company, from among approximately 1,000 other candidates, as the best Brazilian franchise operation for 1997.


Advertising and Promotions
--------------------------

     The Company utilizes television, radio, and a variety of promotional campaigns to advertise its products. The Company's primary promotional campaign in 1996, a four-in-one meal, consisting of a sandwich, french fries, a drink and dessert for one value price, was well received, and was added as a regular menu feature in 1997.

     New packaging was introduced during 1997 for the Company's premium sandwich offerings, with colorful cardboard boxes imprinted with the "Bob's" symbol replacing previously utilized paper bags, thereby enhancing their quality image.

     In September 1997, the Company launched a new line of chicken products in an effort to capitalize upon customers' requests for "health-oriented" food offerings. One of such products, a chicken steak sandwich, has become one of the Company's best selling products.

     The Company and its advertising agency annually develop a multi-media marketing program to advertise the restaurant network in its primary markets. The Company periodically develops 15 and 30 second television commercials which, typically, are aired one to six times a day for a 15-day period. Temporary product discounts are offered in Rio de Janeiro and Sao Paulo through radio and television several times a year. Other successful promotional programs have included offering products tied into popular movies with certain value meals, and selling specially produced hats at a discount with certain value meals. Bob's outlets also offer a "kids meal" which includes three food items and a small packaged toy. Certain outlets offer special services for children's birthday parties and also feature appearances by "Bobi", Bob's mascot. All these programs are reinforced by visual tools, such as banners, posters and place mats.

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


Sources of Supply
-----------------

     The Company and its franchisees have not experienced any material shortages of food, equipment, fixtures, or other products which are necessary to restaurant operations. Management antici pates no such shortages of products and, in any event, alternate suppliers are available.

     The Company purchases food products and packaging from numerous independent suppliers. To take advantage of volume discounts, the Company has entered into centralized purchasing agreements with these suppliers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." Food products are ordered by, and delivered directly to, each restaurant. Billing and payment for company-owned restaurants are handled through the centralized office, while franchisees handle their own invoices directly. Packaging and durable goods are delivered to a centralized warehouse operated by a non-affiliated person, which delivers supplies to each of the Company's restaurants. This centralized purchasing helps assure availability of products and provides quantity discounts, quality control and efficient distribution.

     The Company participates in joint promotion and marketing programs for Coca-Cola soft drink products, as well as for hamburger meat and a popular Brazilian brand of iced tea.


Trademarks
----------

     Management believes that the Company trademarks and servicemarks, all of which are owned by the Company, are important to its business.

     The Company trademarks and servicemarks have been registered in the Brazilian trademark office. These trademarks and servicemarks expire at various times from 1998 to 2007. Renewals of these trademarks and servicemarks generally have been obtained prior to their expiration.


Competition
-----------

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


     Based on articles which have appeared in independent Brazilian newspapers and periodicals, the Company believes that it and McDonald's are the market leaders in the hamburger fast food business in Rio de Janeiro and Sao Paulo. Statistical data drawn from these articles indicate that the Company's share of the fast food hamburger chain market approximated 11.2%, 11.5% and 11.7% during the years ended December 31, 1997, 1996 and 1995, respectively. McDonald's accounted for substantially all of the balance of this market, which the Company estimates to have been approximately $740 million in sales during 1996.

     Pizza Hut ended 1997 with 110 fast food pizza outlets in Brazil, as contrasted with 132 outlets at the end of 1996. Subway, which had undertaken an expansion program in late 1996 and early 1997, closed several outlets by the end of 1997 (some of which were subsequently taken over by the Company and reopened as "Bob's" outlets). Kentucky Fried Chicken closed all of its 22 outlets (some of which were subsequently reopened as "Bob's" stores) and has withdrawn from the Brazilian market. Domino's Pizza, which also withdrew from the Brazilian market in 1997, recently announced that it intends to return to the Brazilian market in 1998, opening 26 stores in the next 2 years. Arby's has increased its points of sale from 17 in the end of 1996 to 24 by the end of 1997. Habib's, a Middle Eastern fast food chain ended 1997 with 76 outlets, and has also announced intentions of expanding in the near future. McDonald's, currently the leader in the fast food business ended 1997 with 450 stores in the Brazilian market.

     The Company's competitive position is enhanced by its use of fresh ground beef and special flavorings, its made-to-order operations, its comparatively diverse menu, promotional products, its wide choice of condiments, the atmosphere and decor of its restaurants and its relatively long history in Brazil. Management believes that the use of moveable trailers and kiosks, which are not utilized by competitors, affords the Company a competitive advantage.* Management also believes that Venbo, as a Brazilian based company, has the advantage over its American competitors of being able to readily understand and respond to local consumer preferences.*


Personnel
---------

     As of December 31, 1997, the Company, including its franchisees, employed 3,430 persons, of whom 2,171 were employed in Company-owned restaurants. The total number of full-time employees at that date was 1,977, of which 424 were temporary personnel. The Company's employee relations historically have been satisfactory. The Company is not a party to any collective bargaining agreements. However, it has agreed to be bound by the terms, as they may be applicable to the Company's employees, of agreements negotiated on a city-by-city basis by trade associations of hotel, restaurant and fast food owners and operators, of which the Company is a member.


Government Regulation
---------------------

     The Company and its franchisees are subject to regulatory provisions relating to the wholesomeness of food, sanitation, health, safety, fire, land use and environmental standards and where applicable liquor licensing as it relates to serving beer in selected restaurants. Suspension of certain licenses or approvals due to failure to comply with applicable regulations or otherwise, could interrupt the operations of the affected restaurant. The Company and its franchisees are also subject to Brazilian federal labor codes establishing minimum wages and regulating overtime and working conditions.

     Franchising regulations at the federal level were enacted at the end of 1994 in Brazil and the Company is in compliance with such regulations. Should any further laws applicable to franchise relationships and operations be enacted, the Company is unable to predict their effect on its operations. The Company is in material compliance with all regulatory provisions relating to its operations.


     (d) Financial Information About Foreign and Domestic
         Operations and Export Sales

         Not applicable.


FORWARD-LOOKING STATEMENTS

     Forward-looking statements in this report, including without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following:


     Risks Relating to Operations
     ----------------------------

Operating Losses; Accumulated Deficit; Need for Additional Financing

     For the year ended December 31, 1997, the Company incurred a net loss of R$(6,515,000). The Company's accumulated deficit at December 31, 1997 was R$(11,553,000) and its working capital deficit at such date was R$(6,741,000). There can be no assurance that the Company could achieve its operating plans without obtaining additional financing in excess of what is currently available. See "Management's Discussion and Analysis - Liquidity and Capital Resources" for the Company's anticipated sources of such additional financing.



Competition

     The restaurant industry, and particularly the fast food segment, is highly competitive with respect to price, service, food quality (including taste, freshness, healthfulness and nutritional value) and location. The Company and its franchisees face competition from a broad range of other restaurants and food service establishments. These competitors include international, national and local fast food chains. The Company's most significant competitor is McDonald's, whose restaurants offer food products similar to those offered by Bob's restaurants, at com parable prices. Several other international competitors are present in the Brazilian fast food market, including Arby's, Subway and Pizza Hut. A significant Brazilian fast food competitor is Habbib's, which offers Middle Eastern food at its 76 stores. McDonald's, in particular, has vastly greater over-all financial and other resources than the Company.

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


     Risks Relating to Brazil
     ------------------------


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

     The Real Plan has resulted in substantial reduction in Brazil's rate of inflation, which has declined from 2,489.11% per annum in 1993 to 929.32% per annum in 1994 to 22.5% per annum in 1995 to 9.2% per annum in 1996 to 7.7% per annum in 1997, respectively.

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


Political and Constitutional Uncertainty

     The Brazilian political scene has been marked by high levels of uncertainty since the country returned to civilian rule in 1985 after 20 years of military government. The death of a President-elect and the impeachment of another President, as well as frequent turnovers at and immediately below the cabinet level, particularly in the economic area, have contributed to the absence of a coherent and consistent policy to confront Brazil's economic problems. While the free market and liberalization measures of recent years have enjoyed broad political and public support, some important political factions remain opposed to significant elements of the reform program, including, in particular, the Workers' Party, headed by Mr. Luiz Inacio Lula da Silva, the runner-up in the 1989 Presidential elections and a candidate in the Presidential elections held on October 3, 1994. Mr. Fernando Henrique Cardoso, the former Finance Minister, was elected as the new President and took office on January 1, 1995 for a single four year term. Brazil's constitution has recently been amended to permit Mr. Cardoso to stand for re-election to a second four-year term. Mr. Cardoso, whose re-election is anticipated although not assured, is expected to continue to pursue the adoption of free market and economic liberalization measures similar to those undertaken in recent years. There can be no assurance, however, that such measures will be adopted or, if adopted, that they will be successful.


Controls on Foreign Investments

     Brazil generally requires governmental approval for the repatriation of capital and income by foreign investors. Although such approvals are usually given, there can be no assurance that such approvals will be forthcoming in the future. In addition, the government may impose temporary restrictions on foreign capital remittances abroad, if there is a deterioration in the balance of payments or for other reasons. The Company could be adversely affected by delays in, or a refusal to grant, any required govern mental approval for repatriation of capital from Venbo. There can be no assurance that additional or different restrictions or adverse policies applicable to Venbo will not be imposed in the future, or as to the duration or impact of any such restrictions or policies.


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



ITEM 2.   PROPERTIES

     Bob's restaurants are built to Company specifications as to exterior style and interior decor. All 133 "Bob's" restaurants currently in operation, excluding kiosks and movable trailers, are either in a strip of stores on a neighborhood street or in mall food court outlets, with some free-standing, one-story buildings, all substantially uniform in design and appearance. The restaurants are constructed on sites ranging from approximately 1,100 to 7,500 square feet, with parking at the free-standing restaurants for more than 15 cars. Most restaurants are located in downtown areas or shopping malls, are of a store-front type and vary according to available locations but generally retain the standard signage and interior decor.

     The Company owns the land and building for 9 restaurants, of which 3 are presently leased to franchisees, has leases covering land and building for 4 restaurants, and has leases for 67 restaurants, respectively. The Company's land and building leases are generally written for terms of five years with one or more five-year renewal options. In certain lease agreements the Company has the option to purchase the underlying real estate. Certain leases require the payment of additional rent equal to the greater of a percentage (ranging from 1% to 10%) of monthly sales or specified amounts.

     The Company's corporate headquarters are located in leased premises at Praia do Flamengo, 200-22. Andar, CEP 22210-030, Rio de Janeiro, Brazil. The lease covering these premises, which contains approximately 10,700 square feet of office space, expires on May 31, 1999.



ITEM 3.   LEGAL PROCEEDINGS

          The Company is not a party to any legal proceedings which may have a material adverse effect upon either the Company, its assets or its properties.



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1997.

                                    PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK
          AND RELATED STOCKHOLDER MATTERS

     (a) The Company's Common Stock, Class A Redeemable Common Stock Purchase Warrants ("Class A Warrants") and Class B Redeemable Common Stock Purchase Warrants ("Class B Warrants") are each quoted on the OTC Bulletin Board under the respective symbols "BOBS," "BOBSA" and "BOBSB". The following table sets forth the range of the high and low bid quotations on the OTC Bulletin Board for the periods indicated:


                                           CLASS A           CLASS B
  THREE MONTHS       COMMON STOCK          WARRANTS          WARRANTS
                    --------------     --------------     --------------
       ENDED          HIGH      LOW       HIGH     LOW      HIGH       LOW
    ------------      ----      ---       ----     ---      ----       ---

March 31, 1996       $5-7/64   $4-3/4   $1-5/8   $ 3/8     $1-3/8     $ 3/8

June 30, 1996        $4-7/8    $4-3/16  $1-9/16  $1-1/4    $1-3/16    $1-1/16

September 30, 1996   $4-1/8    $3-3/8   $1-9/64  $  5/8    $1-1/8     $11/16

December 31, 1996    $3-1/2    $2-3/8   $   1/2  $  1/2    $   1/2    $   3/8

March 31, 1997       $3        $2-7/64  $ 19/32  $  3/8    $   1/2    $   1/8

June 30, 1997        $3-1/16   $2       $ 13/16  $  3/8    $  5/16    $   1/8

September 30, 1997   $3-1/2    $1-7/8   $ 5/16   $  1/4    $  1/16    $  1/16

December 31, 1997    $4-7/8    $2-1/8   $ 5/16   $  1/8    $  3/16    $  1/16


     The above quotations represent prices between dealers and do not include retail markup, markdown or commission. They do not necessarily represent actual transactions.

     (b) As of April 10, 1998, there were 109, 13 and 14 record-holders of the Common Stock, Class A Redeemable Warrants and Class B Redeemable Warrants, respectively.

     (c) The Company has not declared any cash dividends on its Common Stock and has no intention to pay cash dividends in the foreseeable future.

     (d) Reference is made to "Item 1. Business - Recent Developments," elsewhere herein, for information as to the sale of an aggregate of 1,500,000 shares of the Company's Common Stock during the year ended December 31, 1997.

ITEM 6.   SELECTED FINANCIAL DATA

     The following selected financial data has been derived from the audited consolidated financial statements of the Company subsequent to the acquisition of Venbo and from the audited financial statements of Venbo, the predecessor, prior to the acquisition. All amounts are stated in constant R$ in accordance with U.S. GAAP, unless otherwise noted.

     The following data should be read in conjunction with the Consolidated Financial Statements and related notes of the Company, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the other financial information included elsewhere in this Report.

Statement of Operations Data:
(in thousands)

                                 (EXPRESSED IN CURRENCY OF CONSTANT PURCHASING POWER AT JUNE 30, 1997)

                                                  BFFC           VENBO                              VENBO
                                   BFFC           MARCH 19,      JANUARY 1,               YEARS ENDED DECEMBER 31,
                                   YEAR ENDED     1996 TO        1996             ------------------------------------------
                                   DECEMBER 31,   DECEMBER 31,   TO
                                   1997           1996           MARCH 18, 1996       1995          1994            1993
                                  ------------    ------------   ---------------  ------------------------------------------
                                                                  (PREDECESSOR)                 (PREDECESSOR)

NET OPERATING REVENUES:
RESTAURANT SALES                    R$73,008       R$56,381         R$15,001      R$70,188      R$55,535          R$45,232
FRANCHISE INCOME                       1,475            651              161           727           508               733
OTHER INCOME                           1,705          1,253              113           466           406               652
                                  ----------      ---------           ------       -------       -------           -------
TOTAL NET OPERATING REVENUES
                                      76,188         58,285           15,275        71,381        56,448            46,617
                                  ----------      ---------           ------       -------       -------           -------

COSTS AND EXPENSES:

COST OF RESTAURANT SALES              25,861         20,479            6,430        26,598        19,786            18,680
RESTAURANT PAYROLL AND OTHER
  EMPLOYEES BENEFITS                  17,490         13,412            3,231        13,727        12,172            13,706
RESTAURANT OCCUPANCY AND
  OTHER EXPENSES                       7,532          4,645            1,085         6,225         5,268             3,927
DEPRECIATION AND
  AMORTIZATION                         4,139          2,650              675         3,117         3,548             3,999
OTHER OPERATING EXPENSES              10,751          8,632            3,111        13,200         8,113             5,401
SELLING EXPENSES                       4,719          3,599              880         3,632         4,552             3,222
GENERAL AND ADMINISTRATIVE            10,745         10,128            3,609        12,205        11,231             7,075
                                  ----------      ---------           ------       -------       -------           -------
  EXPENSES                                                                             280         3,216

TOTAL COSTS AND EXPENSES              81,237         63,545           19,021        78,984        67,886            56,010
                                  ----------      ---------           ------       -------       -------           -------


(LOSS) FROM OPERATIONS                (5,049)        (5,260)          (3,746)      ( 7,603)      (11,438)           (9,393)
INTEREST INCOME                           45            111            2,196         1,738         2,608             1,922
INTEREST EXPENSE                      (1,488)          (139)            (989)      ( 5,366)      ( 5,647)           (5,402)
FOREIGN EXCHANGE (LOSS) GAIN             (23)             4              273         1,425         9,858            (1,805)
                                  ----------      ---------           ------       -------       -------           -------

(LOSS) BEFORE BENEFIT FROM
  INCOME TAXES                        (6,515)        (5,284)          (2,266)       (9,806)      ( 4,619)          (14,678)
BENEFIT FROM INCOME TAXES                  -             46                -             -             -           -------
                                  ----------      ---------           ------       -------       -------

NET (LOSS)                          R$(6,515)      R$(5,238)        R$(2,266)     R$(9,806)     R$(4,619)        R$(14,678)
                                  ----------      ---------         --------      --------      --------         ---------
BASIC NET (LOSS)
PER COMMON SHARE
                                    R$  (.58)      R$  (.68)
                                  ----------      ---------

WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING (BASIC)       11,326,428      7,696,106

Balance Sheet Data:

                                (expressed in currency of constant
                                purchasing power at June 30, 1997)

                                               BFFC

                               At                 At
                               December 31, 1997  December 31, 1996
                               -----------------  ------------------

Working capital (deficit)           R$ (6,741)         R$(6,127)
Total assets                        R$ 49,354          R$50,613
Retained earnings (deficit)         R$(11,553)         R$(5,038)
Total shareholders' equity          R$ 32,901          R$33,500


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


                        Average
                          for
Period    Period-end   period(1)     High      Low
--------  ----------  -----------  --------  --------

1990        0.000062  0.000025     0.000062  0.000004
1991        0.000389  0.000149     0.000389  0.000062
1992        0.004505  0.001655     0.004505  0.000389
1993        0.118584  0.032809     0.118584  0.004505
1994        0.846000  0.645000     1.000000  0.118584
1995        0.973000  0.923000     0.973000  0.842000
1996        1.038600  1.007400     1.038600  0.973000
1997        1.116400  1.077500     1.116400  1.038600


_________
(1) Weighted average of exchange rates on business days.


     Through June 30, 1997 the consolidated financial statements have been indexed and expressed in currency of constant purchasing power by using a monthly index derived from the Indice Geral de Precos-Mercado (IGP-M). Since the implementation of the Real Plan in June 1994, the Brazilian economy has experienced a declining rate of inflation, with a cumulative inflation rate for the three-year period from July 1994 to June 1997, as measured by the IGP-M of 54%. Based on the foregoing, management determined that Brazil ceased to be considered a hyperinflationary economy, as defined in FASB 52, and from July 1, 1997 no longer indexed its financial statements for constant currency purchasing power.

     Through 1995, the Company used the Unidade Fiscal de Referencia (UFIR) as the basis to reflect constant Brazilian Reais. Starting in 1996, the Company commenced using the IGP-M as the basis for indexation.

                 VALUE OF 1.0
                 RESTATEMENT   INFLATION FOR
                    UNITS        THE PERIOD
YEAR             OF ONE REAL         %
-----            ------------  --------------

1992                0.0026691        1,129.4
1993                0.0673164        2,422.1
1994                0.0676700          905.3
1995                0.8287000            9.2

June 30, 1997       0.9510000           5.09

The Company believes that the above indicies are appropriate general price level inflation indicators to be used under US GAAP.

     Items in the income statement are adjusted to the balance sheet date by:

     . Allocating inflationary holding gains or losses on interest bearing monetary assets and liabilities to their corresponding interest income and expense captions;

     . Allocating inflationary holding gains and losses from other monetary items to their corresponding income and expense captions.

     The allocation of the inflationary gains and losses to their respective income statement captions is shown in Note 9 to the Consolidated Financial Statements.



ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion is based on and should be read together with the Consolidated Financial Statements and notes thereto appearing elsewhere in this Report. See "Selected Historical Financial Data." All amounts referred to herein that refer directly to financial statement balances of the Company or are otherwise drawn directly from the Consolidated Financial Statements of the Company or notes thereto are stated in constant R$ in accordance with U.S. GAAP.


Background
----------

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

     Mr. Fernando Henrique Cardoso was elected President of Brazil in October 1994 and took office in January 1995 for a single four-year term. He has generally sought to continue the economic stabilization and liberalization policies he developed as Finance Minister from May 1993 through April 1994 under President Itamar Franco. President Cardoso is the leader of a coalition of political parties that represents a majority of the Federal Congress and his party controls the state governments of the States of Sao Paulo, Rio de Janeiro and Minas Gerais. Brazil's constitution was recently amended to permit President Cardoso to stand for re-election to a second four-year term.
President Cardoso's policies appear to have broad political support and his re-election seems likely although not assured. There can be no assurance that such policies will not be revised in whole or in part at some future date. Furthermore, some important groups remain opposed to significant elements of his program, and the implementation of any policies of economic stabilization or liberalization is subject to significant compromises and accommodations.

     Economic Environment

     The financial condition and results of operations of the Company are dependent on general economic conditions in Brazil, and in particular on (i) economic growth and its impact on demand for fast food services and (ii) exchange rates between Brazilian and foreign currencies. Historically, the Brazilian economy has been extremely volatile, and the Government has implemented a succession of programs intended to stabilize the economy and provide a basis for sustainable, non-inflationary growth. Venbo has been affected by such programs in a variety of ways, particularly when such programs have resulted in contractions in demand or very high real interest rates.

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

     Since the introduction of the Real Plan in July 1994, the rate of inflation has decreased considerably. As measured through 1995 by the Unidade Fiscal de Referencia (the "UFIR") and by the Indice Geral de Precos-Mercado (the "IGP-M") thereafter, the annualized rate of inflation was 6,624% for the first six months of 1994, 50% for the last six months of 1994 and 22.4% for the year 1995, with significantly all of 1995's inflation occurring during the first six months of
that year.   The annual rate of inflation during 1997 was 7.7% as compared to
9.2% in 1996. Despite this reduction, the rate of inflation remains high compared to other countries, and the potential for distortions or dislocations attributable to changing prices continues to exist. The exchange rate between the real and the U.S. dollar has also been relatively stable since early July 1994, compared to prior periods, although the potential for devaluation or volatility persists.

     The following table sets forth Brazilian inflation, as measured by the UFIR/IGP-M, and the devaluation of the Brazilian currency against the U.S. dollar for the periods shown.


                            YEAR ENDED DECEMBER 31,
                          ---------------------------
                          1997   1996   1995    1994
                          -----  -----  -----  ------

INFLATION (UFIR/IGP-M)     7.7%   9.2%  22.5%  905.3%
DEVALUATION (BRAZILIAN     6.7%   6.9%  14.9%  613.4%
  CURRENCY VS. $)


_________________
(1)  Annualized rates


See "Selected Historical Financial Data - Exchange Rates."

     The Company's results of operations in 1997 have been affected by inflation, and such financial information should be evaluated in light of the methodology for recognition of the effects of inflation. See "Selected
Financial Data."   Significant effects include the following:

          Effects of Purchasing Power Gains and Losses on Revenues. Inflation produces purchasing power losses on accounts receivable between the date of service and the date of payment by the customer. These losses are partly offset by purchasing-power gains on accounts payable and accrued expenses, value-added taxes and other taxes on operating revenues between the date of accrual and the date of payment. See
Note 2 to the Consolidated Financial Statements of the Company.

          Effects of Inflation on Financial Instruments Denominated in Brazilian Currency. The Company has both assets and liabilities that are financial instruments denominated in Brazilian currency. Until July 1, 1994, the indexation of principal was provided for according to the index specified in the relevant instrument (subsequent to that time, only interest was impacted by indexation). As of July 1, 1997, the Company's management determined that Brazil no longer had a hyperinflationary economy as defined in SFAS 52 and ceased indexing the Company's Consolidated Financial Statements for constant currency purchasing power. In the Consolidated Financial Statements of the Company, interest income or expense is reported net of the associated inflationary losses or gains, respectively, and accordingly depends on the relationship between the rate of interest (and, where applicable, indexation of principal) and the rate of inflation as measured by the UFIR, which is used to determine inflationary gains and losses. For example, indebtedness denominated in reais gives rise to interest expense to the extent that the rates of interest plus indexation exceed the rate of inflation, and it may give rise to negative interest expense if the rates of interest plus indexation are less than the rate of inflation.

          Effects of Inflation and Devaluation on Indebtedness Denominated in Foreign Currency. At December 31, 1997, the Company had R$4,088,000 of indebtedness denominated principally in U.S. dollars. See Note 8 to the Consolidated Financial Statements of the Company. The Company does not hedge its obligations under its foreign currency-denominated indebtedness. In the Consolidated Financial Statements of the Company, the interest expense attributable to foreign-currency denominated indebtedness is reported net of the associated inflationary gain and foreign exchange loss. When the rate of inflation and the rate of devaluation differ substantially, the effect on reported interest expense can be substantial. See "Selected Financial Data - Exchange Rates" and Note 2 to the Consolidated Financial Statements of the Company.

     The Company's financial statements are presented in accordance with U.S. GAAP and accordingly recognize certain effects of inflation and restate data from prior periods in constant reais of June 30, 1997 purchasing power. Such restatement has been effected using the integral restatement method (correcao integral) required by the CVM (the Brazilian Securities Commission) to be used for financial statements of public corporations. In periods of inflation, monetary assets generate inflationary loss, and monetary liabilities generate inflationary gain, due to the decline in purchasing power of the currency. Inflationary gains or losses on monetary assets and liabilities have been allocated to their corresponding income or expense in the income statement. Inflationary gains or losses without a corresponding income or expense caption have been allocated to other net operating income/(expense). See Note 9 to the Consolidated Financial Statements.


RESULTS OF OPERATIONS

     Although the nature of the Company's operations subsequent to its acquisition (the "Acquisition") of Venbo Comercio de Alimentos Ltda. ("Venbo") on March 19, 1996 is different from that prior to the Acquisition, the following comparative financial data of the Company for the twelve months ended December 31, 1996 (proforma*), and for the twelve months ended December 31, 1997 are herein included in an effort to facilitate a meaningful presentation of the evolution of the Company's operating results.

     Since the implementation of Real Plan in June 1994 the Brazilian economy has experienced declining levels of inflation rates, with a cumulative inflation rate for the three-year period from July 1994 to June 1997, as
measured by the IGP-M (a Brazilian General Price Index), of 54%.   Considering
the above, and the fact that there is a clear historical trend of decreasing inflation in Brazil, Management has made the determination that Brazil is no longer a highly inflationary economy from July 1, 1997 onward, pursuant to FASB
52. Brazil Fast Food Corp. has been reporting its financial statements in Brazilian Reais since its Acquisition on March 19, 1996.

     Accordingly, operating results for the periods ended December 31, 1997 presented in the accompanying financial statements have been indexed and expressed in currency of constant purchasing power of June 30, 1997 by using a monthly index derived from IGP-M index. The Company believes that the IGP-M index is an appropriate general price inflation indicator to be used under US GAAP. For the twelve months ended December 31, 1997, the inflation as measured by the IGP-M was 7.7%.

____________
* Proforma financial data includes result of operations of Venbo from January 1 to March 18, 1996, prior to the Acquisition.

                                              (PROFORMA)
                                         TWELVE MONTHS ENDED           TWELVE MONTHS ENDED
                                          DECEMBER 31, 1996     % TO    DECEMBER 31, 1997     % TO
                                            (IN THOUSANDS)     SALES   --------------------  SALES
                                                               ------     (IN THOUSANDS)     ------

NET OPERATING REVENUES:
- RESTAURANT SALES                                 R$ 71,382                     R$ 73,008
- FRANCHISE INCOME                                       812                         1,475
- OTHER INCOME                                         1,366                         1,705
                                                      ------                        ------

TOTAL NET OPERATING REVENUES                          73,560   100.0                76,188   100.0
                                                      ------   -----                ------   -----
COSTS AND EXPENSES:
- COST OF RESTAURANT SALES                            26,909    36.6                25,861    33.9
- RESTAURANT PAYROLL AND OTHER                        16,643    22.6                17,490    23.0
    EMPLOYEE BENEFITS
- RESTAURANT OCCUPANCY COSTS                           5,730     7.8                 7,532     9.9
    AND OTHER EXPENSES
- DEPRECIATION AND AMORTIZATION                        3,325     4.5                 4,139     5.4
- OTHER OPERATING  EXPENSES                           11,743    16.0                10,751    14.1
- SELLING EXPENSES                                     4,479     6.1                 4,719     6.2
- GENERAL AND ADMINISTRATIVE EXPENSES                 13,737    18.7                10,745    14.1
                                                      ------   -----                ------   -----

TOTAL COSTS AND EXPENSES                              82,566   112.2                81,237   106.6
                                                      ------   -----                ------   -----

LOSS FROM OPERATIONS                                  (9,006)  (12.2)               (5,049)   (6.6)
                                                      ------   -----                ------   -----

- INTEREST INCOME (EXPENSE), NET                       1,456     2.0                (1,466)   (1.9)
                                                      ------

(LOSS) BEFORE INCOME TAXES                            (7,550)  (10.3)               (6,515)   (8.6)
                                                      ------   -----                         -----

INCOME TAXES                                              46     0.1                     0       0
                                                      ------   -----                ------   -----

NET LOSS                                           R$ (7,504)  (10.2)            R$ (6,515)   (8.6)
                                                   ---------   -----             ---------   -----



RESTAURANT SALES

     Net restaurant sales for Company-owned stores were R$71,382,000 and R$73,008,000 for the years ended December 31, 1996 and 1997, respectively. The increase in revenues from period to period (approximately 2%) is mainly a result of the expansion of the number of Company-owned stores. At December 31, 1996 there were 80 Company-owned stores. During calendar 1997, the Company opened 7 new stores, closed 1 unprofitable store and sold 9 unprofitable stores to franchisees, ending the year with 77 Company-owned stores. Same store sales for the year ended December 31, 1997 declined 7.5% when compared to the year ended December 31, 1996. The decline in same store sales was primarily attributable to
(i) the Brazilian government's relaxation of its previous prohibition upon installment credit purchases, which accelerated previously deferred consumer demand for large ticket items such as automobiles and household appliances, resulting in decreased availability of funds for discretionary spending, and
(ii) significant increases (up to 45%) in interest rates in the last quarter of 1997 as a consequence of the Asian financial crisis, which resulted in a slowdown of the Brazilian economy, increased unemployment and significantly decreased consumer spending.

FRANCHISE INCOME

     Franchise income was R$ 812,000 and R$ 1,475,000 for the years ended December 31, 1996 and 1997, respectively. The increase of 81.6% is primarily driven by the expansion of franchised locations, which increased from an average of 27 units in 1996 to an average of 46 units in 1997. At December 31, 1996 and 1997, the Company had 34 and 56 franchised locations, respectively.

     The increase in the number of franchisees resulted in increases in initial fees charged to new franchisees and royalty fees.


OTHER INCOME

     Other income was R$1,366,000 and R$1,705,000 for the years ended December 31, 1996 and 1997, respectively, and is comprised of the income derived from suppliers pursuant to license and exclusivity agreements and from marketing fees.


COST OF RESTAURANT SALES

     Cost of restaurant sales expressed as a percentage of net operating revenues were 36.6% and 33.9%, for the years ended December 31, 1996 and 1997, respectively. The reduction in cost of restaurant sales is due to the continuous renegotiation of purchase terms and prices with suppliers and seeking alternative sources of products. The increase of systemwide sales enabled the Company to reduce the average cost of major products such as meat, french fries and ice cream, by approximately 15% in the last two years. This reduction was partly offset by an increase in costs of certain items such as bread and soft drinks, caused, mainly, by increased Federal taxes on these items.

RESTAURANT PAYROLL AND OTHER EMPLOYEE BENEFITS

     Restaurant payroll and other employee benefits expressed as a percentage of net operating revenues increased slightly from 22.6% for the year ended December 31, 1996 to 23.0% for the year ended December 31, 1997.

     This is primarily due to increases in salaries mandated by union-driven agreements (8% for Rio de Janeiro employees since October 1996, and additional 4% since October 1997, as well as 6% for Sao Paulo employees since July 1997). Such increases have been partially offset by new procedures implemented in early 1997: (i) a thorough store headcount revision, resulting in a reduction in the number of assistant store managers and in the average number of store employees (from 30 in 1996 to 25 in 1997), (ii) adoption of a new recruiting program allowing for a greater degree of flexibility in manpower usage and lower costs of recruitment and replacement of the staff, and (iii) reductions in employee transportation costs through an optimization of bus routes.


RESTAURANT OCCUPANCY COSTS AND OTHER EXPENSES

     Restaurant occupancy costs and other expenses expressed as a percentage of net operating revenues were approximately 7.8% and 9.9% for the years ended December 31, 1996 and 1997, respectively. The increase is mainly due to the portion of minimum rent which is linked to the Brazilian inflation rate (currently at around 7% per annum).


DEPRECIATION AND AMORTIZATION

     Depreciation and Amortization expense expressed as a percentage of net operating revenues was approximately 4.5% and 5.4% for the years ended December 31, 1996 and 1997, respectively. The increase is primarily due to increased asset values resulting from the application of the purchase method of accounting in conjunction with the Acquisition.


OTHER OPERATING EXPENSES

     Other operating expenses expressed as a percentage of net operating revenues were approximately 16.0% and 14.1% for the years ended December 31, 1996 and 1997, respectively. The decline was the result of reduction, renegotiation and non-renewal of service contracts.


SELLING EXPENSES

     Selling expenses remained constant from 1996 to 1997, at 6.1% and 6.2%, respectively. A new marketing program has been implemented since the second half of 1996, refocusing the consumer audience.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and Administrative expenses expressed as a percentage of net operating revenues were approximately 18.7% and 14.1% for the years ended December 31, 1996 and 1997, respectively. General and Administrative expenses decreased by R$2,992,000 or 21.8%.

     Approximately R$700,000 of this decrease is due to lower pre-operating expenses related to new Company-owned stores openings (30 stores and 7 stores in each of the years ended December 31, 1996 and 1997 respectively).

     Additionally, general and administrative expenses before the

Acquisition include: (i) royalties paid by Venbo to an affiliated party in January and February 1996 of approximately R$480,000; (ii) fixed asset write-offs during the period between January and early March 1996, in order to adjust the books to the pre-Acquisition inventory, which represented approximately R$650,000.

     Excluding the above mentioned effects, General and Administrative expenses as a percentage of total net operating revenues would have been approximately 16.2% or R$11,907,000 and 14.1% or R$10,745,000, for the years ended December 31, 1996 and 1997, respectively.

     The remaining reduction in administrative expenses is due to: (i) greater use of outsourcing for certain administrative functions previously performed by headquarters' personnel, (ii) restructuring of the Company's middle management, elimination of certain positions, (iii) a freeze on the hiring of additional headquarters personnel in excess of 1995 staff levels, and (iv) voluntary salary reductions by the Company's senior management.


INTEREST INCOME AND EXPENSES

     Interest income and expenses expressed as a percentage of net operating revenues were approximately 2.0% and (1.9%) for the years ended December 31, 1996 and 1997, respectively. Net interest expense decreased by approximately R$2,922,000 or (200.5%). Approximately R$1,485,000 of this decrease is a result of internal financial transactions between Venbo and its parent company, BIEC, prior to the Acquisition, which generated substantial but non-recurring profit. Excluding the above mentioned effect, interest as a percentage of total net operating revenues would have been approximately 0.04% or (R$ 29,000) for the year ended December 31, 1996 and 1.9% or (R$1,466,000) for the year ended December 31, 1997.

     The increase in interest expense in 1997 results from an increase in borrowings from revolving credit lines as well as the imposition by the Brazilian government of a tax charge at a flat rate of 0.2% on every bank account payment issued.


SEASONALITY

     The Company's revenues are subject to seasonality as approximately 30% of its sales are generated during the Brazilian summer months of December and January as well as July due to higher than normal tourist traffic.


LIQUIDITY AND CAPITAL RESOURCES

     Since March 19, 1996, the Company has funded its operating losses of R$10,309,000 and made acquisitions of businesses and capital improvements (including store remodeling) by using cash remaining at the closing of the Acquisition, by borrowing funds from various sources and private placements of securities. As of December 31, 1997, the Company had cash on hand of R$1,522,000 and a working capital deficiency of R$6,741,000.


     The Company's capital requirements are primarily for expansion of its retail operations. Currently, 71 of the Company's stores are in leased facilities and 6 are owned by the Company. During fiscal 1997, the Company's average cost to open a store approximated R$300,000 to R$500,000, including leasehold improvements, equipment and beginning inventory, as well as expenses for store design, site selection, lease negotiation, constructions supervision and obtaining permits. The Company currently estimates that capital expenditures for fiscal 1998 will approximate $1,000,000. During 1998, the Company intends to focus its efforts on expanding both the number of its franchisees and its franchised outlets, neither of which are expected to involve significant capital expenditures by the Company (see "Business--Growth Strategy" and "--Franchise Program").

     At December 31, 1997, the Company had aggregate credit facilities of R$10,079,000 (of which R$1,869,000 was outstanding at December 31, 1997). In addition, the Company received proceeds of approximately $6,168,000 from private sales of its securities in 1997. The Company continues to enjoy favorable relationships with its key suppliers providing for extended payment terms. Vendor payables were approximately R$2,697,000 as of December 31, 1997.

     In 1997, the Company had net cash used in operating activities of R$3,639,000 and had net cash used in investing activities of R$2,576,000. The primary use of cash for investing activities was for capital expenditures related to the Company's retail store expansion.

     The Company has obtained firm commitments from two Brazilian banking institutions for long term credit facilities aggregating approximately $5,000,000 which will bear interest (in US dollars) at the rate of 17% per annum. Of such $5,000,000, $2,000,000 represents present short-term indebtedness of the Company which will be converted into long-term indebtedness. In addition, the Company is currently negotiating an institutional placement of up to $5,000,000 in principal amount of secured convertible debentures (collectively, "Debentures"). The Company contemplates that the Debentures will bear interest at 8% per annum and are to be repaid in shares of the Company's Common Stock at a conversion rate which will limit the number of shares to be issued by the Company, assuming the sale of $5,000,000 in principal amount of Debentures, to an aggregate maximum of 1,250,000 shares. There can be no assurance that this placement of Debentures will be successfully completed, either upon their contemplated terms or otherwise.

     The Company's continued operation is dependent in part upon its ability to increase sales volume through enhancements of its stores, including but not limited to new computerized systems and refurbishments of interior designs, and expansion of its franchise network. These activities will require additional cash expenditures. The Company believes that cash flow from operations, when combined with new bank borrowings, discussed above, as well as continued growth in franchising, will enable the Company to continue in business through the end of 1998.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Reference is made to pps. F-1 through F-42 comprising a portion of this Report.



ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

          Not Applicable.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Item 10 is hereby incorporated by reference from the Company's definitive Proxy Statement to be filed within 120 days of December 31, 1997.


ITEM 11.  EXECUTIVE COMPENSATION

          Item 11 is hereby incorporated by reference from the Company's definitive Proxy Statement to be filed within 120 days of December 31, 1997.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

          Item 12 is hereby incorporated by reference from the Company's definitive Proxy Statement to be filed within 120 days of December 31, 1997.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Item 13 is hereby incorporated by reference from the Company's definitive Proxy Statement to be filed within 120 days of December 31, 1997.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
          AND REPORTS ON FORM 8-K

     (a) Financial Statements and Financial Statement Schedules:

          (i)  Financial Statements

               Reports of Independent Public Accountants

               Consolidated Balance Sheets - December 31, 1997
                    and December 31, 1996

               Consolidated Statements of Operations for the year ended December
                    31, 1997, the period March 19, 1996 through December 31, 1996 and the period January 1, 1996 through March 18, 1996 (Venbo)

               Consolidated Statement of Changes in Shareholders' Equity for the
                    year ended December 31, 1997, the period March 19, 1996 through December 31, 1996 and the period January 1, 1996 through March 18, 1996 (Venbo)

               Consolidated Statements of Cash Flows for the year ended December
                    31, 1997, the period March 19, 1996 through December 31, 1996 and the period January 1, 1996 through March 18, 1996 (Venbo)

               Notes to Consolidated Financial Statements

               Report of Independent Public Accountants

               Balance Sheet - December 31, 1995

               Statement of Operations for the year ended December 31, 1995

               Statement of Cash Flows for the year ended December 31, 1995

               Statement of Changes in Shareholders' Equity for the year ended December 31, 1995

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

     Venbo's business from Vendex International N.V. to Shampi and Registrant(2)

     10.13 First Amendment to the Heads of Agreement dated January 18, 1996 among BIEC, Bisoni, Shampi, Registrant and Vendex(2)
     10.14 Assignment and Transfer of Quotas and Other Covenants dated March 19, 1996 by and among BIEC, Bisoni, Registrant, Vendex and Shampi(2)
     10.15 Conditional Assignment and Transfer of Trademark Rights dated March 19, 1996 between Registrant and Vendex International, N.V.(2)
     10.16 Pledge and Security Agreement dated March 19, 1996 by and among Shampi, Registrant, BIEC, Vendex and Vendex International, N.V.(2)
     10.17 Agreement dated March 19, 1996 by and among Coca-Cola Industrias Ltda., Recofarma Industria do Amazonas Ltda. and Venbo(2)
     10.18 Agreement dated January 8, 1996 by and between Hardee's Food Systems, Inc. and Venbo(2)
     10.19 Agreement to the Assignment and Transfer of Quotas of Bigburger Sao Paulo Lanchonetes Ltda. dated June 10, 1996 among Rucker, Theodoro Henrique da Silva, Registrant and Theodoro Henrique da Silva Junior(3)
     10.20 Agreement to the Assignment and Transfer of Quotas of Bigburger Goiania Lanchonetes Ltda. dated June 10, 1996 among Rucker, Theodoro Henrique da Silva, Registrant and Theodoro Henrique da Silva Junior(3)
     10.21 Exchange Agreement dated July 24, 1996 among Registrant, BigBurger Ltda., BigBurger Niteroi Lanchonetes Ltda., BigBurger Fortaleza Lanchonetes Ltda., BigBurger Aracaju Lanchonetes Ltda., BigBurger Porto Alegre Lanchonetes Ltda., and BigBurger Recife Lanchonetes Ltda.(4)
     10.22 Stock Purchase Agreement dated July 23, 1997 by and between Registrant and AIG Latin America Equity Partners Ltd. ("AIGLAEP")(5)
     10.23 Stockholders' Agreement dated as of August 11, 1997 by and between Registrant, AIGLAEP and the stockholders listed on Schedule A thereto(5)
     10.24 Warrant Agreement dated as of August 11, 1997 by and between Registrant and AIGLAEP(5)
     10.25 Registration Rights Agreement dated as of August 11, 1997 between Registrant and AIGLAEP(5)
     21.1      Subsidiaries of Registrant
     27.1      Financial Data Schedule



____________
(1) Denotes document filed as an exhibit to Registrant's Registration Statement on Form S-1 (File No. 33-71368) and incorporated herein by reference.

(2) Denotes document filed as an exhibit to Registrant's Registration Statement on Form S-1 (File No. 333-3754) and incorporated herein by reference.
(3) Denotes document filed as an exhibit to Registrant's Current Report on form 8-K dated June 24, 1996.
(4) Denotes document filed as an exhibit to Registrant's Current Report on Form 8-K-/A dated August 7, 1996.
(5) Denotes document filed as an exhibit to Registrant's Current Report on Form 8-K dated August 29, 1997.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Rio de Janeiro, Country of Brazil, on the 15th day of April, 1998.

                         BRAZIL FAST FOOD CORP.


                         By:/s/Peter van Voorst Vader
                            -------------------------------
                            Peter van Voorst Vader
                            Chairman and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated:


     SIGNATURE                      TITLE                DATE
     ---------                      -----                ----

                                    Chairman and
                                    Chief Executive
                                    Officer (Principal
                                    Executive Officer)
/s/Peter van Voorst Vader           and Director         April 15, 1998
----------------------------------
Peter van Voorst Vader

                                    Vice President -
                                    Finance (Principal
                                    Financial Officer
                                    and Accounting
/s/Carlos Henrique da Silva Rego    Officer)             April 15, 1998
----------------------------------
Carlos Henrique da Silva Rego

                                    President and
                                    Chief Operating
/s/Rogerio Carlos Lamim Braz        Officer              April 15, 1998
----------------------------------
Rogerio Carlos Lamim Braz

                                    Chairman of
/s/Omar Carneiro da Cunha           the Board            April 15, 1998
----------------------------------
Omar Carneiro da Cunha

/s/Ian S. Barnett                   Director             April 15, 1998
----------------------------------
Ian S. Barnett

/s/Lawrence Burstein                Director             April 15, 1998
----------------------------------
Lawrence Burstein

/s/Jose Ricardo Bosquet Bomeny      Director             April 15, 1998
----------------------------------
Jose Ricardo Bosquet Bomeny

                                    Director
------------------------------
Carlos Gustavo Simas

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders of Brazil Fast Food Corp. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Brazil Fast Food Corp. and subsidiaries (formerly Trinity Americas Inc.) (a Delaware corporation) as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year ended December 31, 1997 and the period from March 19, 1996 through December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brazil Fast Food Corp. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the year ended December 31, 1997 and the period from March 19, 1996 through December 31, 1996, in conformity with generally accepted accounting principles.




New York, New York                              ARTHUR ANDERSEN LLP
March 20, 1998 (except for the
matters discussed in Note 15,
as to which the date is
April 14, 1998)

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

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Venbo Comercio de Alimentos Ltda. for the period from January 1, 1996 through March 18, 1996, in conformity with generally accepted accounting principles.




New York, New York                              ARTHUR ANDERSEN LLP
August 1, 1997

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES


                          CONSOLIDATED BALANCE SHEETS
     (EXPRESSED IN CURRENCY OF CONSTANT PURCHASING POWER AT JUNE 30, 1997)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

================================================================================



                                     ASSETS
                                     ------

                                                             December 31,
                                                          ------------------
                                                            1997      1996
                                                           ------    ------
CURRENT ASSETS:
   Cash and cash equivalents                              R$1,522   R$1,556
   Accounts receivable, net of allowance for doubtful
      accounts of R$187 and R$317                           3,197     1,567
   Inventories                                                775       870
   Prepaid expenses and other current assets                  594     1,267
                                                           ------    ------

            TOTAL CURRENT ASSETS                            6,088     5,260

PROPERTY AND EQUIPMENT, NET                                23,613    24,612

DEFERRED CHARGES, NET                                      14,073    14,294

GOODWILL, NET OF ACCUMULATED AMORTIZATION
   OF R$508 and R$208                                       5,386     6,427

OTHER                                                         194        20
                                                           ------    ------

            TOTAL ASSETS                                 R$49,354  R$50,613
                                                         ========  ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
   Notes payable                                                    R$4,295    R$1,995
   Accounts payable                                                   2,697      3,238
   Accrued expenses                                                   1,874      1,658
   Payroll and related accruals                                       1,868      2,460
   Taxes, other than income taxes                                       672        917
   Deferred income                                                      910        657
   Other                                                                513        462
                                                                    -------     ------


            TOTAL CURRENT LIABILITIES                                12,829     11,387
                                                                    -------     ------

NOTES PAYABLE, less current portion                                     694      2,729

DEFERRED INCOME, less current portion                                 2,930      2,997
                                                                    -------     ------

            TOTAL LIABILITIES                                        16,453     17,113
                                                                    -------     ------

COMMITMENTS AND CONTINGENCIES (Note 13)

SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 5,000 shares authorized; no
     shares issued                                                        -          -
  Common stock, $.0001 par value, 20,000,000 shares authorized;
    12,304,484 and 10,404,484 shares issued and outstanding               1          1
  Additional paid-in capital                                         44,698     38,530
  Deficit                                                           (11,553)    (5,038)
  Cumulative translation adjustment                                    (245)         7
                                                                    -------     ------

            TOTAL SHAREHOLDERS' EQUITY                               32,901     33,500
                                                                    -------     ------

            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             R$49,354   R$50,613
                                                                   ========   ========

     See the accompanying notes to the consolidated financial statements.

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF OPERATIONS
     (EXPRESSED IN CURRENCY OF CONSTANT PURCHASING POWER AT JUNE 30, 1997)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

================================================================================

                                                         BFFC                BFFC              Venbo
                                                    -----------------    --------------    --------------
                                                                         March 19, 1996       January 1,
                                                                            through              1996
                                                       Year Ended          December 31,         through
                                                    December 31, 1997         1996           March 18,1996
                                                    -----------------    --------------      --------------
NET OPERATING REVENUES:
 Restaurant sales                                       R$   73,008       R$     56,381    R$      15,001
 Franchise income                                             1,475                 651               161
 Other income                                                 1,705               1,253               113
                                                        -----------       -------------    --------------
    TOTAL NET OPERATING REVENUES                             76,188              58,285            15,275
                                                        -----------       -------------    --------------

COSTS AND EXPENSES:
 Cost of restaurant sales                                    25,861              20,479             6,430
 Restaurant payroll and other employee benefits              17,490              13,412             3,231
 Restaurant occupancy and other expenses                      7,532               4,645             1,085
 Depreciation and amortization                                4,139               2,650               675
 Other operating expenses                                    10,751               8,632             3,111
 Selling expenses                                             4,719               3,599               880
 General and administrative expenses                         10,745              10,128             3,609
                                                        -----------       -------------    --------------
    TOTAL COSTS AND EXPENSES                                 81,237              63,545            19,021
                                                        -----------       -------------    --------------


(LOSS) FROM OPERATIONS                                       (5,049)             (5,260)           (3,746)
INTEREST INCOME                                                  45                 111             2,196
INTEREST EXPENSE                                             (1,488)               (139)             (989)
FOREIGN EXCHANGE (LOSS) GAIN                                    (23)                  4               273
                                                        -----------       -------------    --------------
 (LOSS) BEFORE BENEFIT FROM
   INCOME TAXES                                              (6,515)             (5,284)           (2,266)
BENEFIT FROM INCOME TAXES                                         -                  46                 -
                                                        -----------       -------------    --------------
NET (LOSS)                                                R$ (6,515)          R$ (5,238)        R$ (2,266)
                                                        ===========       =============    ==============
BASIC NET (LOSS) PER COMMON SHARE                         R$   (.58)          R$   (.68)
                                                        ===========       =============
WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING:
    BASIC                                                11,326,428           7,696,106
                                                        ===========       =============

See the accompanying notes to the consolidated financial statements.

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1997
           (EXPRESSED IN CONSTANT PURCHASING POWER AT JUNE 30, 1997)
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                    Retained
                                    Common Stock       Additional   Earnings     Cumulative
                              -----------------------   Paid In   (Accumulated   Translation
                                 Shares     Par Value   Capital      Deficit)    Adjustment    Totals
                              ------------  ---------  ----------  ------------  -----------  ---------
Balance,  January 1, 1996        2,964,861  R$  -      R$10,222    R$     200    R$   -       R$10,422

Issuance of shares for
 acquisitions                    3,076,422          -      12,183            -            -     12,183

Issuance of shares for
 private placements              4,363,201          1      16,125            -            -     16,126

Net loss                                 -          -           -       (5,238)           -     (5,238)

Cumulative translation
 adjustment                              -          -           -            -            7          7
                                ----------  ---------  ----------  -----------   ----------     ------

Balance, December 31, 1996      10,404,484          1      38,530       (5,038)           7     33,500

Issuance of shares for
  private placements             1,900,000          -       6,168            -            -      6,168

Net loss                                 -          -           -       (6,515)           -     (6,515)

Cumulative translation
  adjustment                             -          -           -            -         (252)      (252)
                                ----------  ---------  ----------  -----------   ----------     ------
Balance, December 31, 1997      12,304,484  R$      1    R$44,698    R$(11,553)      R$(245)  R$32,901
                                ==========  =========  ==========  ===========   ==========   ========


        See the accompanying notes to the consolidated financial statements.

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
     (EXPRESSED IN CURRENCY OF CONSTANT PURCHASING POWER AT JUNE 30, 1997)
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                      BFFC              BFFC             VENBO
                                 ---------------  -----------------  ---------------
                                                      March 19,         January 1,
                                   Year Ended           1996              1996
                                  December 31,         through           through
                                      1997        December 31, 1996   March 18, 1996
                                 ---------------  -----------------  ---------------

CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net (loss)                        R$(6,515)          R$(5,238)        R$(2,266)
 Adjustments to reconcile
  net (loss) to cash flows
   (used in) provided by
    operating activities:
   Depreciation and
    amortization                      4,139              3,171              497
Changes in assets and
 liabilities, net of
 effects
   from acquisitions:
   (Increase) decrease in
    accounts receivable,
    net                              (1,630)              (682)             553
    Decrease (increase) in
    inventories                          95               (250)           1,057
    Decrease (increase) in
    prepaid expenses and
    other current assets                673               (903)             112
   (Decrease) increase in accounts
    payable
     and accrued expenses              (325)             2,603           (2,170)

   (Decrease) increase in
    payroll and
    related accruals                   (592)               352              189
   (Decrease) increase in
    taxes other than
     income taxes                      (245)               452              (71)
   Increase (decrease) in
    other liabilities                    51             (2,062)          (1,044)
   Increase in deferred
    income                              186              3,654                -
   Other                                524                (11)               -
                                     ------            -------   --------------
     CASH FLOWS (USED IN)
      PROVIDED BY
        OPERATING
        ACTIVITIES                   (3,639)             1,086           (3,143)
                                     ------            -------   --------------
CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Payment for purchase of
  acquisitions,
     net of cash acquired                 -            (18,305)               -
 Additions to property and
  equipment                          (1,788)            (7,377)               -
 Additions to deferred
  charges                              (788)                 -                -
 Decrease in restricted
  cash and investments                    -              9,959                -
                                     ------            -------   --------------
     CASH FLOWS (USED IN)
      INVESTING
     ACTIVITIES                      (2,576)           (15,723)               -
                                     ------            -------   --------------

CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Proceeds from issuance of
  shares of common stock              6,168             16,126                -
 Proceeds from issuance of
  notes payable                       1,056              1,744                -
 Repayments of notes
  payable                              (148)            (1,713)               -
 Net advances/repayments
  of bank overadvance
  facility                             (764)                 -                -
 Increase in due to
  related parties                         -                  -            1,974
                                     ------            -------   --------------

      CASH FLOWS PROVIDED
       BY FINANCING
      ACTIVITIES                      6,312             16,157            1,974
                                     ------            -------   --------------

EFFECT OF FOREIGN EXCHANGE
 RATE                                  (131)                 8                -
                                     ------            -------   --------------
NET (DECREASE) INCREASE IN
 CASH AND CASH
  EQUIVALENTS                           (34)             1,528           (1,169)

CASH AND CASH EQUIVALENTS
 AT BEGINNING
                                     ------             ------          -------
  OF PERIOD                           1,556                 28            1,169
                                     ------             ------          -------
CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                  R$ 1,522         R$   1,556         R$    -
                             ==============   ================   ==============

            See the accompanying notes to the consolidated financial statements.

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (EXPRESSED IN CURRENCY OF CONSTANT PURCHASING POWER AT JUNE 30, 1997)
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

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

On March 19, 1996 (the "Closing"), the Company acquired all of the outstanding quotas (shares of capital stock) of Venbo Comercio de Alimentos Ltda.
("Venbo") from Bob's Industria e Comercio Ltda. ("BIEC") and Arnaldo Bisoni ("Bisoni" and with BIEC, collectively, the "Sellers") for $19,200 (the "Purchase Price") plus related acquisition costs, of which $16,700 was paid in cash at the Closing (inclusive of $100 which had been previously paid in October 1995 upon the parties' execution of the Heads of Agreement), with the balance of $2,500 payable with interest at the rate of 1-1/2% per annum over LIBOR due 720 days from the Closing. In addition, the Company acquired all of the trademarks relating to Venbo's business from Vendex International N.V., an affiliate of the Sellers, for $1,800 payable to BIEC with interest at the rate of 6 7/8% per annum in monthly installments equal to 4% of Venbo's net sales for each immediately preceding month. The Company's acquisition of the quotas and trademarks is hereinafter referred to as the "Acquisition".

The Acquisition was treated for accounting purposes as a purchase and the consideration paid in excess of the net assets acquired was allocated to those net assets based on their fair market value. The unallocated amount has been classified as goodwill (R$3,762) and is being amortized over a 20 year period.

At the date of Acquisition, Venbo, a Brazilian limited liability company which conducts business under the trademark "Bob's", owned and, directly and through franchisees, operated the second largest chain of hamburger fast food restaurants in Brazil.

In order to raise sufficient cash to complete the Acquisition and to fund the Company's subsequent expansion strategy, the Company sold 3,115,701 shares of its common stock to new investors in a private transaction (the "Private Placement") at $3.20 per share, resulting in net proceeds to the Company of approximately $10,000.

Funding of the cash portion of the Purchase Price was derived from the following sources; (i) approximately $9,900 from the Company's own funds; (ii) $4,000 from a Brazilian subsidiary of Coca-Cola, which was paid to the Company concurrently with the consummation of the Acquisition, in consideration for Coca-Cola products being designated the exclusive soft drink products for all of the Company's restaurants for a ten-year term and for the Company's agreement to participate at its own expense in joint promotions and marketing programs with Coca-Cola during such term; and (iii) the balance of $2,800 from the proceeds of the Private Placement.

At the Closing, the Company issued 1,046,422 shares of its common stock to Shampi Investments A.E.C. ("Shampi") in exchange for the assignment by Shampi to the Company of Shampi's right to acquire the outstanding quotas of Venbo.

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (EXPRESSED IN CURRENCY OF CONSTANT PURCHASING POWER AT JUNE 30, 1997)
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


================================================================================

NOTE 1 - BUSINESS AND OPERATIONS (CONT'D)

As a result of the Acquisition and the Private Placement: (i) Venbo became a wholly-owned subsidiary of the Company, (ii) Shampi and the investors in the Private Placement, collectively, acquired approximately 58.4% of the outstanding common stock of the Company, (iii) designees of Shampi, being respectively, Peter VanVoorst Vader, Omar Carneiro da Cunha and Arnaldo Bisoni, became three members of the Company's Board of Directors, and (iv) the Company's name was changed to "Brazil Fast Food Corp.".

The Company sustained losses in the amount of R$6,515 for the year ended December 31, 1997. The Company's current assets include approximately R$1,522 in cash with approximately R$3,197 in accounts receivable and R$775 in inventory. This is offset by approximately R$12,829 in current liabilities.

During 1998, the Company intends to focus its efforts on expanding both the number of its franchisees and its franchised outlets, neither of which are expected to involve significant capital expenditures by the Company. Additionally, the Company plans to increase revenues by introducing new programs, expanding its menu and offering delivery service. Management's plans include reducing costs by continuing to negotiate more favorable terms in food purchases as well as other general and administrative expenses. The Company has increased its borrowing capacity and has obtained the option to extend payment terms for certain debt that was initially scheduled to come due in May 1998. (See Note 15). Additionally, the Company may pursue additional debt and/or equity financing transactions in the future.

The Company's continued operation is dependent in part upon its ability to increase sales volume through enhancements of its stores, including but not limited to new computerized systems and refurbishments of interior designs, and expansion of its franchise network. These activities will require additional cash expenditures. The Company believes that cash flows from operations, when combined with new bank financings as well as continued growth in franchising, will enable the Company to continue in business through the end of 1998.


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Generally Accepted Accounting Principles ("GAAP")

The financial statements have been prepared in accordance with GAAP used in the United States. Such accounting principles differ in certain respects from Brazilian GAAP, which is applied by the Company for annual financial statement preparation. In addition, certain reclassifications and changes in terminology have been made to the financial statements previously issued so that the present financial statements conform with reporting practices prevailing in the United States. Unless otherwise specified, all references in these financial statements to (I) "reais," the "real" or "R$" are to the Brazilian real (singular), or to the Brazilian reais (plural), the legal currency of Brazil, and (ii) "U.S. dollars" or "$" are to United States dollars.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (EXPRESSED IN CURRENCY OF CONSTANT PURCHASING POWER AT JUNE 30, 1997)
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

================================================================================

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D):

Constant Currency Restatement

Through June 30, 1997 the consolidated financial statements have been indexed and expressed in currency of constant purchasing power by using a monthly index derived from the Indice Geral de Precos-Mercado ("IGP-M"). Since the implementation of the Real Plan in June 1994, the Brazilian economy has experienced a declining rate of inflation, with a cumulative inflation rate for the three-year period from July 1994 to June 1997, as measured by the IGP-M of 54%. Based on the foregoing, management determined that Brazil ceased to be considered a hyperinflationary economy, as defined in Statement of Financial Accounting Standards ("SFAS") No. 52, and from July 1, 1997 no longer indexed its financial statements for constant currency purchasing power.

Through 1995, the Company used the Unidade Fiscal de Referencia ("UFIR") as the basis to reflect constant Brazilian Reais. Starting in 1996, the Company commenced using the IGP-M as the basis for indexation.


                        Value of 1.0     Inflation for
                      Restatement Units    the period
     Year               of One Real           %
     ----             -----------------  --------------

     1992                     0.0026691        1,129.4
     1993                     0.0673164        2,422.1
     1994                     0.6767000          905.3
     1995                     0.8287000           22.5
     1996                     0.9049000            9.2
     June 30, 1997            0.9510000            5.09


The Company believes that the above indicies are appropriate general price level inflation indications to be used under US GAAP.

Items in the income statement are adjusted to the balance sheet date by:

 .  Allocating inflationary holding gains or losses on interest bearing monetary assets and liabilities to their corresponding interest income and expense captions;

 . Allocating inflationary holding gains and losses from other monetary items to their corresponding income and expense captions.

The allocation of the inflationary gains and losses to their respective income statement captions is shown in Note 9.

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (EXPRESSED IN CURRENCY OF CONSTANT PURCHASING POWER AT JUNE 30, 1997)
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


================================================================================

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D):

Foreign Currency

Transactions in foreign currency are recorded at the prevailing exchange rate at the time of the related transactions. Assets and liabilities denominated in foreign currencies are translated into Brazilian reais at exchange rates reported by the Central Bank of Brazil at the balance sheet date. The related transaction gains and losses are recognized in the consolidated statement of operations as they occur.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Inventories

Inventories, primarily consisting of food, beverages and supplies, are stated at the lower of cost or replacement value. Cost of inventories is determined principally on the average cost method.

Investments

In May 1993, the Financial Accounting Standards Board ("FASB") issued SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". This Statement requires the classification of debt and equity securities based on whether the securities that will be held to maturity, are considered trading securities or are available for sale. Classification within these categories may require the securities, to be reported at their fair market value with unrealized gains and losses included either in current earnings or reported as a separate component of shareholders' equity, depending on the ultimate classification.

Property and Equipment

Property and equipment are stated at price-level adjusted cost, less price-level adjusted accumulated depreciation until June 30, 1997. Depreciation on property and equipment is provided using the straight-line method over the following estimated useful lives of the related assets:

                                            Years
                                            -----

     Buildings and building improvements       50
     Leasehold improvements                  5-10
     Machinery and equipment                10-15
     Furniture and fixtures                 10-15
     Vehicles                                  13

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (EXPRESSED IN CURRENCY OF CONSTANT PURCHASING POWER AT JUNE 30, 1997)
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


================================================================================

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D):

Deferred Charges

Deferred charges, which relate to leasehold premiums paid in advance for rented outlet premises are stated at price-level adjusted cost, less price-level adjusted accumulated amortization until June 30, 1997.

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

Amounts received from the Coca-Cola agreement entered into as part of the Acquisition were recorded as deferred income and are being recognized over the term of the agreement. The Company accounts for other supplier exclusivity fees on a straight line basis over the life of the related supply agreement.

Advertising Expenses

The Company expenses advertising costs as incurred. Advertising expense was R$3,215 and R$2,612 for the years ended December 31, 1997 and 1996, respectively.

Income Taxes

Deferred taxes are provided on the liability method on a full provision basis in accordance with SFAS No. 109.

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

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (EXPRESSED IN CURRENCY OF CONSTANT PURCHASING POWER AT JUNE 30, 1997)
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


================================================================================

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D):

Long-lived Assets

The Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," effective January 1, 1996. SFAS No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. There was no material effect on the financial statements from the adoption of SFAS No. 121.

Net Income (Loss) Per Common Share



In 1997 the FASB issued SFAS No. 128, "Earnings Per Share" effective for financial statements issued for periods ending after December 15, 1997. This statement establishes standards for computing and presenting earnings per share ("EPS"), replacing the presentation of currently required primary EPS with a presentation of Basic EPS and Diluted EPS on the face of the statement of operations. Under this new standard, Basic EPS is computed based on weighted average shares outstanding and excludes any potential dilution; Diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock. There were no common share equivalents outstanding as of December 31, 1997 and 1996 that would have had a dilutive effect on earnings for those respective years. As required by SFAS No. 128, the 1996 net loss per share amounts have been restated to comply with this standard.

Recently Issued Accounting Standards

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains, and losses) in a full set of general purpose financial statements. The Company will adopt SFAS No. 130 in the first quarter of 1998.


In June 1997, the FASB also issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" which is effective for periods beginning after December 15, 1997. SFAS No. 131 establishes standards for reporting financial and descriptive information regarding an enterprise's operating segments. The Company expects SFAS No. 131 to have no impact on its disclosures as it operates in one industry and geographic location.

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

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (EXPRESSED IN CURRENCY OF CONSTANT PURCHASING POWER AT JUNE 30, 1997)
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


================================================================================

NOTE 4 - OTHER ACQUISITIONS


On June 10, 1996, the Company acquired all of the outstanding quotas (capital shares) of, respectively, BigBurger Sao Paulo Lanchonetes Ltda. and BigBurger Goiania Lanchonetes Ltda., each a Brazilian corporation (collectively, the "Acquired Companies"), from Rucker Holding Corporation, a non-affiliated British Virgin Islands corporation ("Rucker"), for (i) R$264 and (ii) 510,000 shares of the Company's common stock valued at R$1,799. The Acquired Companies owned and operated 7 "Mr. Theo" hamburger fast food restaurants in Sao Paulo and Goiania, Brazil. All of these restaurants have been rebranded and are now operating under the Company's "Bob's" tradename. This acquisition has been accounted for using the purchase method of accounting. In connection with this acquisition, the Company has recorded approximately R$387 of excess purchase price over net assets acquired which is being amortized over a 20 year period.


On July 24, 1996, the Company acquired all of the operating assets of each of BigBurger Ltda. ("BigBurger") and five of its affiliates, all Brazilian corporations (collectively, the "BigBurger Companies"), for 1,520,000 shares of the Company's common stock valued at R$6,751. The BigBurger Companies owned and operated 27 hamburger fast food restaurants, inclusive of outlets operated by franchisees, in 9 Brazilian states. All of these restaurants have been rebranded and are now operating under the Company's "Bob's" tradename. This acquisition has been accounted for using the purchase method of accounting. In connection with this acquisition, the Company has recorded R$2,486 of excess purchase price over net assets acquired which is being amortized over a 20 year period.

During 1997, the Company sold all of the stock in the Acquired Companies back to Rucker in order to transfer certain pre-acquisition liabilities back to the seller. Before the sales were made, essentially all of the operating assets were transferred to the Company and in essence, only the corporate shells were sold. As these sales were made at nominal value, there was no impairment in the acquired operating assets, and no writedown of the goodwill was necessary.

The following unaudited proforma information presents a summary of the consolidated results of operations of the Company as if the above-mentioned acquisitions had occurred on January 1, 1995.


                             1996        1995
                          ----------  ----------

Net Operating Revenues     R$80,085    R$81,590
Net Loss                   R$(8,047)   R$(9,682)

Loss per Common Share      R$  (.78)   R$  (.94)


The unaudited proforma results have been prepared for comparative purposes only and include certain adjustments, such as the amortization of the excess of cost over net assets acquired and increased number of shares outstanding. No adjustment has been made for stores that had been closed for rebranding during this period. These pro-forma results do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions been in effect on January 1, 1995 or of future results of operations of the consolidated entities.

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (EXPRESSED IN CURRENCY OF CONSTANT PURCHASING POWER AT JUNE 30, 1997)
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


================================================================================

NOTE 5 -  PROPERTY AND EQUIPMENT

                                                                 December 31,
                                                        ------------------------------
                                                            1997                 1996
                                                        ----------           ---------

     Land                                              R$  2,828               $ 2,828
     Buildings and building improvements                   4,372                 4,294
     Leasehold improvements                                6,976                 6,041
     Machinery and equipment                              10,426                10,075
     Furniture and fixtures                                3,411                 3,423
     Vehicles                                                295                   194
     Other                                                    50                    40
                                                          ------               -------
                                                          28,358                26,895
     Less: Accumulated depreciation and amortization      (4,745)               (2,283)
                                                        --------              --------
                                                        R$23,613              R$24,612
                                                        ========              ========

NOTE 6 -  DEFERRED CHARGES
                                                                  December 31,
                                                        ----------------------------
                                                           1997                 1996
                                                          ------              ------
     Leasehold premiums                                 R$15,355            R$14,975
     Less: Accumulated amortization                       (1,282)               (681)
                                                        --------            --------
                                                        R$14,073            R$14,294
                                                        ========            ========

NOTE 7 -  ACCRUED EXPENSES

                                                                  December 31,
                                                        -----------------------------
                                                          1997                 1996
                                                        --------              -------
Rent payable                                            R$   672             R$  682
Accrued utilities                                            176                 223
Accrued freight                                               18                 102
Accrued maintenance                                           84                  85
Accrued advertising                                          183                  86
Other accrued liabilities                                    741                 480
                                                         -------             -------
                                                         R$1,874             R$1,658
                                                        ========            ========
NOTE  8 - NOTES PAYABLE


a) The Company has revolving lines of credit with several Brazilian financial institutions providing for maximum borrowings of R$4,500. At December 31, 1997, R$920 were outstanding under these facilities. These borrowings are due on demand, bear interest at 36% to 48% per annum, and in certain cases are guaranteed by the Company's officers.

b) As part of the Acquisition, the Company incurred $1,800 (R$1,867) payable to BEIC for the purchase of certain trademarks. This payable bears interest at 6 7/8% per annum and is due in monthly installments equal to 4% of the Company's net revenues. At December 31, 1997, the Company owed R$257 on this obligation, which is included in the current portion of notes payable on the accompanying consolidated balance sheets.

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (EXPRESSED IN CURRENCY OF CONSTANT PURCHASING POWER AT JUNE 30, 1997)
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


================================================================================

NOTE  8 - NOTES PAYABLE (CONT'D)


c) As part of the Acquisition, the Company incurred $2,500 (R$2,790) payable to the Sellers with interest at the rate of 1 1/2% per annum over LIBOR which was due and paid in March 1998, which is included in the current portion of notes payable on the accompanying consolidated balance sheets.


d) Commencing in 1997, a major financial institution agreed to provide the Company a credit facility of up to R$3,347 to fund information technology expenditures and an additional R$2,232 for other restaurant equipment expenditures through 2000. Interest rates vary from 15.6% to 18% per annum. At December 31, 1997, the Company had R$949 outstanding under this facility.

e)   At December 31, 1997, future payments of debt are as follows:

              December 31,
              --------------
                  1998           R$4,295
                  1999               412
                  2000               282
                                 -------
                                 R$4,989
                                 =======


NOTE  9 - INFLATIONARY EFFECTS ON THE FINANCIAL STATEMENTS

Inflationary effects on the financial statements that are included in the consolidated statements of operations comprise principally net purchasing power gains. For the purposes of presenting the financial statements in their fully indexed form, realized inflationary gains and losses on non-interest bearing assets and liabilities have been allocated to the following captions of the statements of operations:


                                            December 31,
                                           ---------------
                                            1997    1996
                                           ------  -------

 Net operating revenues                    R$ 137  R$ 216
 Cost of restaurant sales                     174     179
 Restaurant occupancy and other expenses       99      58
 Other operating expenses                      56    (283)
 General and administrative expenses           23      27
                                           ------  ------

                                           R$ 489   R$197
                                           ======  ======

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (EXPRESSED IN CURRENCY OF CONSTANT PURCHASING POWER AT JUNE 30, 1997)
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


================================================================================

NOTE  9 - INFLATIONARY EFFECTS ON THE FINANCIAL STATEMENTS (CONT'D)


The above stated gains and losses were generated from the following balance sheet accounts:

                                          December 31,
                                         ---------------
                                          1997    1996
                                         ------  -------

Cash and cash equivalents                R$ 54   R$ 186
Accounts receivable                         72       43
Other assets                               528      262
Accounts payable and accrued expenses     (113)    (104)
Payroll and related liabilities           (121)    (140)
Taxes, other than income taxes             (37)     (24)
Other liabilities                         (680)    (321)
                                        ------   ------
                                        R$(297)  R$ (98)
                                        ======   ======

Inflationary gains and losses on interest bearing assets and liabilities were allocated to the following captions in the consolidated statements of operations:


                                        December 31,
                                    ------------------
                                      1997      1996
                                    ---------  -------

     Gross interest income          R$   195     R$ 296
     Inflationary loss                  (466)      (313)
                                    --------     ------
     Net interest income            R$  (271)    R$ (17)
                                    ========     ======

     Gross interest expense         R$(1,272)    R$(270)
     Inflationary gain                   274        131
                                    --------   --------
     Net interest expense           R$  (998)    R$(139)
                                    ========   ========

     Gross exchange (loss)          R$   (23)    R$ (76)
     Inflationary gain                    -          82
                                    --------     ------
     Net exchange (loss) gain       R$   (23)    R$   6
                                    ========     ======

The inflationary gains and losses were generated from bank balances and bank overdrafts.

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (EXPRESSED IN CURRENCY OF CONSTANT PURCHASING POWER AT JUNE 30, 1997)
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


================================================================================

NOTE 10 - CASH FLOW INFORMATION

Supplemental Disclosure of Cash-flow Information:


                                           December 31,
                                    --------------------------
                                       1997            1996
                                    ---------      ------------

Interest paid                         R$  747      R$    201
Income taxes paid                     R$  -        R$     -

Details of Acquisitions:
     Fair Value of assets acquired    R$  -        R$ 42,217
     Liabilities assumed                  -        R$(11,487)
     Stock issued                         -        R$(12,183)
           Cash acquired                  -        R$   (242)
                                      ------       ---------
     Net cash used in acquisitions    R$  -        R$ 18,305
                                      ======       =========

NOTE 11 - TAXATION

Tax losses through December 31, 1997 relating to income tax and social contribution tax amounted to R$23,610. Social contribution tax is a Brazilian tax levied on taxable income and is by its nature comparable to corporate income tax. At the date of Acquisition, Venbo had R$5,512 of loss carryforwards. The utilization of these pre-acquisition losses recognized subsequent to the Acquisition, first reduces to zero any goodwill related to the Acquisition, second reduces other non-current intangible assets to zero, and third reduces income tax expense.

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

The following is a reconciliation of the amount of reported income tax benefit and the amount computed by applying the combined statutory tax rate of 33% to the loss before income taxes:

                                                                            December 31,
                                                                        ---------------------
                                                                          1997         1996
                                                                        ---------    --------
Tax benefit at the combined statutory rate                              R$(1,256)  R$ (1,743)
     Valuation allowances recorded against net deferred tax assets         1,256       1,743
     Other                                                                     -          46
                                                                       ---------     -------
     Income tax benefit as reported in the accompanying consolidated
     financial statements                                                 R$   -      R$  46
                                                                       =========     =======

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (EXPRESSED IN CURRENCY OF CONSTANT PURCHASING POWER AT JUNE 30, 1997)
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


================================================================================

NOTE 11 - TAXATION (CONT'D)

The following summarizes the composition of deferred tax assets and liabilities and the related valuation allowances at December 31, 1997 and 1996, based on temporary differences and tax loss carryforwards determined by applying social contribution tax and income tax rates of 8% and 25%, respectively.

                                          December 31,
                                       ------------------
                                         1997      1996
                                       --------  --------
     Deferred tax assets:
     Tax loss carry forward            R$7,791   R$6,179
     Provision for contingencies            44         8
     Non-deductible reserves                16         -
     Deferred income                       140         -
                                        ------    ------

          Total deferred tax assets      7,991     6,187
                                        ------    ------

     Deferred tax liabilities:
     Deferred income                         -        36
     Present value adjustment               13         4
     Fixed assets                        1,028       274
     Deferred charges                    2,944     2,471
                                        ------    ------

     Total deferred tax liabilities      3,985     2,785
                                        ------    ------

     Net deferred tax assets             4,006     3,402

    Valuation allowance                 (4,006)   (3,402)
                                        ======    ======
                                        R$   -    R$   -
                                        ======    ======

The valuation allowance reflects the Company's assessment of the likelihood of realizing the net deferred tax assets in view of current operations and the Company's recurring losses.


NOTE 12 - RELATED PARTY TRANSACTIONS

In 1996, the Company was charged $100 by an entity related to two of the Company's directors related to their assistance in the Company's financing activities.

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (EXPRESSED IN CURRENCY OF CONSTANT PURCHASING POWER AT JUNE 30, 1997)
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


================================================================================

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The future minimum lease payments under operating leases with an initial or remaining noncancelable lease term in excess of one year at December 31, 1997 are as follows:

          December 31,
       -----------------

            1998                                    R$ 4,329
            1999                                       3,829
            2000                                       3,381
            2001                                       3,077
            2002                                       2,041
            Thereafter                                 6,095


Rent expense was R$5,361 and R$3,116 for the years ended December 31, 1997 and 1996, respectively.

Other Commitments

The Company has long term contracts (5 to 10 years) with all of its franchisees. Under these contracts the franchisee has the right to use the Bob's name and formulas in a specific location or area. The Company has no specific financial obligations in respect of these contracts.

Contingencies

In the normal course of business, Venbo is involved in legal procedures and claims with both private and governmental parties. At December 31, 1997, contingencies for labor, civil and fiscal claims exist for a total gross amount of approximately R$136. The consolidated balance sheets at December 31, 1997, contain a provision for these claims.

NOTE 14- SHAREHOLDERS' EQUITY

Preferred Stock

The Board of Directors of the Company is empowered, without shareholder approval, to issue up to 5,000 shares of "blank check" preferred stock (the "Preferred Stock") with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of the Company's common stock. As of December 31, 1997, no preferred stock had been issued.

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (EXPRESSED IN CURRENCY OF CONSTANT PURCHASING POWER AT JUNE 30, 1997)
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


================================================================================

NOTE 14- SHAREHOLDERS' EQUITY (CONT'D)

Common Stock

In March 1996, the Company completed a Private Placement of 3,115,701 shares of its common stock at $3.20 per share, resulting in net proceeds to the Company of approximately $10,000. In addition, 5,000 shares of the Company's common stock were redeemed in accordance with the terms of the Company's Articles of Incorporation.


At the Closing of the Acquisition, the Company issued 1,046,422 shares of its common stock to Shampi valued at $3,349, in exchange for the assignment by Shampi to the Company of Shampi's right to acquire the outstanding quotas of Venbo.

In June 1996, the Company issued 510,000 shares of its common stock to the Acquired Companies (as defined in Note 4) valued at R$1,799 for the acquisition of all of its outstanding quotas (capital shares).

In July 1996, the Company issued 1,520,000 shares of its common stock to the BigBurger Companies (as defined in Note 4) valued at R$6,751 for the acquisition of the operating assets of the BigBurger Companies.

In September 1996, the Company closed a private placement of 621,250 units (the "Private Placement Units"). Each Private Placement Unit consisted of two shares of the Company's common stock and one warrant to purchase one share of common stock at an exercise price of $5.50 through September 20, 2001. The Company received net proceeds exclusive of related expenses of approximately $4,854 (R$4,956).

In fiscal 1997, the Company issued 1,900,000 shares of its common stock and warrants to purchase 250,000 shares of the Company's common stock at an initial exercise price of $4.00 per share, which exercise price and number of shares is subject to adjustment, in private placements, receiving net proceeds of R$6,168.


Stock Option Plan

On September 18, 1992, the Company's Board of Directors and a majority interest of the shareholders of the Company approved the Trinity Americas Inc. 1992 Stock Option Plan (the "Plan"). The Plan was subsequently amended and restated on October 27, 1995.

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (EXPRESSED IN CURRENCY OF CONSTANT PURCHASING POWER AT JUNE 30, 1997)
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


================================================================================

NOTE 14- SHAREHOLDERS' EQUITY (CONT'D)

The Plan, as amended and restated, authorizes the granting of awards, the exercise of which would allow up to an aggregate of 500,000 shares of the Company's common stock to be acquired by the holders of said awards. The awards can take the form of Incentive Stock Options ("ISOs") or Non-qualified Stock Options ("NQSOs"). Options may be granted to employees, directors and consultants. ISOs and NQSOs are granted in terms not to exceed ten years and become exercisable as set forth when the award is granted. Options may be exercised in whole or in part. The exercise price of the ISOs must be at least equal to the fair market price of the Company's common stock on the date of grant or in the case of a plan participant who is granted an option price with at least 110% of the fair market value on the date of grant and the option must be exercised within five years from the date of grant. The exercise price of all NQSOs granted under the Plan shall be determined by the Board of Directors of the Company at the time of grant. No options may be granted under the Plan after September 17, 2002.

The Company accounts for awards granted to employees and directors under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", under which no compensation cost has been recognized for stock options granted. Had compensation costs of these stock options been determined consistent with SFAS No. 123, "Accounting for Stock Based Compensation", the Company's net loss and loss per share would have been the following pro forma amounts:

                                                 Year Ended December 31,
                                             -------------------------------
                                                1997                1996
                                             ---------           -----------

 Net (loss) as reported                      R$(6,515)             R$(5,238)
 Net (loss) pro forma                        R$(7,289)             R$(5,921)
 Basic (loss) per common share as reported   R$  (.58)             R$(.68)
 Basic (loss) per common share pro forma     R$  (.64)             R$(.77)


The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1995, and additional awards in future years are anticipated.

All transactions with individuals other than those considered employees, as set forth within the scope of APB No. 25, must be accounted for under the provisions of SFAS No. 123. During 1997 and 1996, no options were granted to outside consultants.

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (EXPRESSED IN CURRENCY OF CONSTANT PURCHASING POWER AT JUNE 30, 1997)
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


================================================================================


NOTE 14- SHAREHOLDERS' EQUITY (CONT'D)


Vesting terms of the options range from immediately vesting of all options to a ratable vesting period of 5 1/2 years. Option activity for the years ended December 31, 1997 and 1996 is summarized as follows:

                                                              Year Ended December 31,
                                              --------------------------------------------------------
                                                       1997                          1996
                                              -------------------------      -------------------------
                                                             Weighted                      Weighted
                                                             Average                       Average
                                                             Exercise                      Exercise
                                                Shares         Price          Shares        Price
                                               --------      ----------      --------      --------

Options outstanding at beginning of year        465,000      $    3.25 (A)          -      $     -
Granted                                          95,000           3.25        465,000         4.71
Exercised                                             -              -              -            -
Canceled                                              -              -              -            -
                                                -------          -----        -------      -------
Options outstanding at end of year              560,000           3.25        465,000      4.71 (A)
Options exercisable at end of year              340,000           3.25        135,000      3.80 (A)

(A) On June 6, 1997, as a result of the decline in market price of the Company's common stock, the Board of Directors approved a repricing of all options outstanding prior to this date to an exercise price of $3.25 per share, the market value of the Company's common stock on that date.



                                                              1997                                      1996
                                           ----------------------------------------     ---------------------------------------
                                           Weighted Average        Weighted Average     Weighted Average       Weighted Average
                                           Fair Market Value        Exercise Price      Fair Market Value       Exercise Price
                                           -------------------    -----------------     -------------------    ----------------

  Options granted at a discount                  N/A                    N/A                    $4.53              $4.81
  Options granted at fair market value           2.16                   3.25                   $3.56              $3.94
  Options granted at a premium                   N/A                    N/A                    $4.60              $5.16

At December 31, 1997, the Company had issued 60,000 options in excess of those
available for grant under the Plan.   The Company intends to amend the Plan to
increase the number of options allowed under the Plan at its next shareholders' meeting.

The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following weighted average assumptions used for grants in 1997 and 1996: (1) risk-free interest rate of 6.35% and 6.26%; (2) no expected divided yield, (3) expected lives of 5 years; and (4) expected stock price volatility of 76% and 142%, respectively.

At December 31, 1997, all of the 560,000 outstanding options have an exercise price of $3.25 with a weighted average remaining contractual life of 3.55 years.


Subsequent to December 31, 1997, options to purchase an aggregate of 6,154 shares of common stock have been exercised, having an aggregate purchase price of $20,000.

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (EXPRESSED IN CURRENCY OF CONSTANT PURCHASING POWER AT JUNE 30, 1997)
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


================================================================================



NOTE 15 - SUBSEQUENT EVENTS

In April 1998, the Company entered into transactions with two Brazilian banks as follows:

        a) The Company obtained an option to extend for two years the due date of R$2,000 or a short term credit facility which was originally due in May 1998. The extension of this facility would require semi-annual paydowns of the note of R$500 commencing November 1998.


        b) The Company has obtained approval from a bank, subject to the completion of certain documentation and other administrative matters, for a R$3,000 credit facility.

                       [LETTERHEAD OF KPMG PEAT MARWICK]


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Directors and Shareholders of
Venbo Comercio de Alimentos Ltda.



We have audited the accompanying balance sheet of Venbo Comercio de Alimentos Ltda. as of December 31, 1995, and the related statement of operations, cash flows and changes in shareholders' equity of Venbo Comercio de Alimentos Ltda. for the year ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in Note 10, the Company is dependent upon additional financial support from its shareholder. The Company has obtained assurance that it will continue to receive financial support, if necessary, from its shareholder.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Venbo Comercio de Alimentos Ltda. at December 31, 1995, and the result of its operations and its cash flows for the year ended December 31, 1995 in conformity with generally accepted accounting principles in the United States of America.

As described in Note 3, the accompanying financial statements expressed in Brazilian reais have been fully indexed using appropriate indices to recognize the effects of changes in purchasing power of the Brazilian currency which conforms with generally accepted accounting principles in the United States of America.


                                 /s/ KPMG Peat Marwick

Sao Paulo, Brazil                KPMG Peat Marwick
March 12, 1996, except for
Note 20 which is as of March 26, 1996 and
Note 3d which is as of July 3, 1997
Second paragraph of Note 3a, the first and fourth paragraph of Note 3b which are as of March 27, 1998

                        VENBO COMERCIO DE ALIMENTOS LTDA.


                                  Balance Sheet

                                December 31, 1995

               (In thousands of constant Brazilian reais - R$,
              of June 30, 1997 and thousands of US dollars - US$)







                                                             December 31
                                                     --------------------------

                                                          1995          1995
                       Assets            Note              US$            R$
                                                     (Note 3d)

Current:
    Cash and cash equivalents               4            1,048         1,169
    Customer accounts receivable, net       5            1,338         1,493
    Inventories                                          1,476         1,647
    Due from parent                        16                -             -
    Other assets                                           275           306
                                                  -------------  ------------

Total current assets                                     4,137         4,615
                                                  -------------  ------------

Property and equipment, net                 6            8,356         9,324
                                                  -------------  ------------

Other assets:
    Deferred charges, net                   7            1,054         1,176
    Financial investments                   8           21,002        23,436
                                                  -------------  ------------

                                                        22,056        24,612
                                                  -------------  ------------

                                                        34,549        38,551
                                                  =============  ============


                                                            1995         1995
                     Liabilities               Note          US$           R$
                                                       (Note 3d)

Current:
    Accounts payable and accrued
     liabilities                                          3,195        3,565
    Due to parent                              16         8,539        9,528
    Due to other related parties               16         1,987        2,217
    Payroll and related accruals                          1,605        1,791
    Taxes other than income taxes                           372          415
    Other liabilities                           9         3,057        3,411
                                                   -------------  -----------

Total current liabilities                                18,755       20,927
                                                   -------------  -----------

Loans and financing                            10        39,095       43,624
                                                   -------------  -----------

Shareholders' equity:                          11
    Monetarily corrected share capital                    4,277        4,772
    Accumulated deficit                                 (27,578)     (30,772)
                                                   -------------  -----------

Total shareholders' equity (deficit)                    (23,301)     (26,000)
                                                   -------------  -----------

                                                         34,549       38,551
                                                   =============  ===========

Commitments and contingencies           17, 18, 19



             See the accompanying notes to the financial statements.

                        VENBO COMERCIO DE ALIMENTOS LTDA.


                             Statement of Operations

                          Year Ended December 31, 1995

                (In thousands of constant Brazilian reais - R$,
             of June 30, 1997 and thousands of U.S. dollars - US$)



                                                                Year ended
                                                                 December 31
                                                          ----------------------

                                                               1995        1995
                                                 Note           US$          R$
                                                            (Note 3d)

Net operating revenues:
    Restaurant sales                                         62,901      70,188
    Franchise income                                            652         727
    Other income                                                417         466
                                                          ----------    --------

Total net operating revenues                                 63,970      71,381
                                                          ----------    --------

Costs and expenses:
    Cost of restaurant sales                                 23,837      26,598
    Restaurant payroll and other employee benefits           12,302      13,727
    Restaurant occupancy and other expenses                   5,578       6,225
    Depreciation and amortization                             2,794       3,117
    Other operating expenses                                 11,829      13,200
    Selling expenses                                          3,254       3,632
    General and administrative expenses                      10,939      12,205
    Restructuring expenses                         14           251         280
                                                          ----------    --------

Total costs and expenses                                     70,784      78,984
                                                          ----------    --------

Loss from operations                                         (6,814)     (7,603)

    Interest income                                           1,558       1,738
    Interest expense                                         (4,809)     (5,366)
    Exchange gain                                             1,277       1,425
                                                          ----------    --------

Net loss                                                     (8,788)     (9,806)
                                                          ==========    ========


             See the accompanying notes to the financial statements.

                        VENBO COMERCIO DE ALIMENTOS LTDA.


                             Statement of Cash Flows

                          Year Ended December 31, 1995

                 (In thousands of constant Brazilian Reais - R$,
             of June 30, 1997 and thousands of U.S. dollars - US$)


                                                                         Year ended
                                                                         December 31
                                                                  ---------------------------
                                                                    1995            1995
                                                                     US$              R$
                                                                  (Note 3d)
Cash provided by operations:
     Net loss                                                        (8,788)      (9,806)

     Adjustments to reconcile net loss
      to cash provided by (used in) operating activities:
       Depreciation and amortization                                  2,794        3,118
       (Increase)/decrease in customer accounts receivable, net        (188)        (210)
       (Increase)/decrease in inventories                              (932)      (1,040)
       (Increase)/decrease in other current assets                     (120)        (134)
       Increase in deferred charges                                    (276)        (308)
       Increase/(decrease) in accounts payable and accrued expenses   2,550        2,846
       Increase/(decrease) in payroll and related accruals              463          516
       Increase/(decrease) in taxes other than income taxes            (187)        (209)
       Increase/(decrease) in other liabilities                         724          808
                                                                  ----------   ----------

Cash flows provided by (used in) operating activities                (3,960)      (4,419)
                                                                  ----------   ----------

Cash flow from investing activities:
     Additions to property and equipment                             (2,080)      (2,321)
     Asset disposals                                                    357          398
     Decrease in other investments                                        -            -
     (Increase)/decrease in financial investments                       (64)         (71)
                                                                  ----------   ----------

Cash flows provided by (used in) investing activities                (1,787)      (1,994)
                                                                  ----------   ----------

Cash flow from financing activities:
     Distribution of net assets                                           -            -
     Increase/(decrease) in bank loans                                    -            -
     Increase/(decrease) in amounts due to group companies, net       8,498        9,482
     Increase/(decrease) in other non-current liabilities            (2,553)      (2,849)
                                                                  ----------   ----------

Cash flows provided by (used in) financing activities                 5,945        6,633
                                                                  ----------   ----------

Increase/(decrease) in cash and cash equivalents                        198          220

Cash and cash equivalents at beginning of year                          850          949
                                                                  ----------   ----------

Cash and cash equivalents at end of year                              1,048        1,169
                                                                  ==========   ==========


             See the accompanying notes to the financial statements.

                        VENBO COMERCIO DE ALIMENTOS LTDA.


                  Statement of Changes in Shareholders' Equity

                          Year Ended December 31, 1995

        (In thousands of constant Brazilian Reais - R$, of June 30, 1997)




                                       Monetarily
                                        corrected    Accumulated
                                    share capital        deficit         Total

Balances at December 31, 1994               4,772    (20,966)         (16,194)

Net loss for the year                           -     (9,806)          (9,806)
                                  ----------------- ----------    -------------

Balances at December 31, 1995               4,772    (30,772)         (26,000)
                                  ================= ==========    =============






             See the accompanying notes to the financial statements.

                       VENBO COMERCIO DE ALIMENTOS LTDA.



                       NOTES TO THE FINANCIAL STATEMENTS

                      FOR THE YEAR ENDED DECEMBER 31, 1995

       (In thousands of constant Brazilian reais - R$, of June 30, 1997)



1 - OPERATIONS

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


2 - FINANCIAL STATEMENT PRESENTATION

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

                       VENBO COMERCIO DE ALIMENTOS LTDA.



                       NOTES TO THE FINANCIAL STATEMENTS

       (In thousands of constant Brazilian reais - R$, of June 30, 1997)



3 - Summary of Significant Accounting Policies

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

   All amounts in Brazilian currency have been restated in constant Brazilian reais of June 30, 1997 purchasing power. Management has determined that effective July 1, 1997 Brazil ceased to be considered a hyperinflationary economy, as defined in FASB 52, and from then on no longer indexed its financial statements to constant currency purchasing power.

B. CONSTANT CURRENCY RESTATEMENT

   The accompanying financial statements have been indexed and expressed in currency of constant purchasing power of June 30, 1997 by using the monthly average values of the fiscal reference unit Unidade Fiscal de Referencia ("UFIR") through December 31, 1995 and the IGP-M index for the period January 1, 1996 through June 30, 1997, depending on the nature of the account.

   The value of the UFIR in Brazilian reais at December 31 1995, and the periodic inflation as measured by the UFIR were as follows:

                                           VALUE OF 1.0        INFLATION FOR
                                              UFIR unit           the period
   YEAR                                     OF ONE REAL                    %
   1995                                       0.8287000                 22.5

   For the periods through 1995, the UFIR has been the officially prescribed index required to be used under Brazilian GAAP, and Venbo believes it is an appropriate index of general price level inflation to be used under US GAAP.

   From the year 1996 onwards the IGP-M index has been adopted as the proper index to measure inflation. The inflation as measured by the IGP-M for 1996 is 9.2% and for the six months ended June 30, 1997 5.1% (not annualized).

                       VENBO COMERCIO DE ALIMENTOS LTDA.



                       NOTES TO THE FINANCIAL STATEMENTS

       (In thousands of constant Brazilian reais - R$, of June 30, 1997)



   Items in the income statement are adjusted to the balance sheet date by:
   . Allocating inflationary holding gains or losses on interest bearing monetary assets and liabilities to their corresponding interest income and expense captions;
   . Allocating inflationary holding gains and losses from other monetary items to their corresponding income and expense captions.

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

                       VENBO COMERCIO DE ALIMENTOS LTDA.



                       NOTES TO THE FINANCIAL STATEMENTS

       (In thousands of constant Brazilian reais - R$, of June 30, 1997)


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

   Annual depreciation rates are as follows:

   Buildings and building improvements                                       4%
   Leasehold improvements                     Term of the related rent contract
                                                     or 10% for owned buildings
   Machinery and equipment                                                  10%
   Furniture and fixtures                                                   10%
   Vehicles                                                                 20%

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

                       VENBO COMERCIO DE ALIMENTOS LTDA.



                       NOTES TO THE FINANCIAL STATEMENTS

       (In thousands of constant Brazilian reais - R$, of June 30, 1997)


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

                       VENBO COMERCIO DE ALIMENTOS LTDA.



                       NOTES TO THE FINANCIAL STATEMENTS

       (In thousands of constant Brazilian reais - R$, of June 30, 1997)



4 - CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

                                    DECEMBER 31,
                                            1995
                                    ------------

Cash                                        318
Bank accounts                               851
                                         ------

                                          1,169
                                         ======

5 - CUSTOMER ACCOUNTS RECEIVABLE, NET

                                   DECEMBER 31,
                                           1995
                                   ------------

Gross receivables                         1,708
Provision for doubtful accounts           ( 215)

                                          1,493
                                         ======

6 - Property and Equipment, Net

                                   December 31,
                                           1995
                                   ------------

Land                                        335
Buildings and building
 improvements                             2,976
Leasehold improvements                   14,689
Machinery and equipment                  14,142
Furniture and fixtures                    4,559
Vehicles                                    692
                                         ------

                                         37,393
Less accumulated depreciation and
 amortization                           (28,069)
                                         ------

                                          9,324
                                         ======

                       VENBO COMERCIO DE ALIMENTOS LTDA.



                       NOTES TO THE FINANCIAL STATEMENTS

       (In thousands of constant Brazilian reais - R$, of June 30, 1997)


7 - DEFERRED CHARGES, NET

                                    DECEMBER 31,
                                            1995
                                    ------------

Leasehold premiums                        2,833
Less accumulated amortization            (1,657)
                                          ------

                                           1,176
                                         =======


8 - FINANCIAL INVESTMENTS

Financial investments consist of zero coupon bonds, denominated in U.S. dollars. The zero coupon bonds are subject to exchange variation and mature in May 2005 at the value of the floating rate notes, US$(000) 39,095 (see Note 10). The zero coupon bonds are discounted to present value at each period end using an implicit interest rate of 6.9%.


9 - OTHER LIABILITIES


                                    DECEMBER 31,
                                            1995
                                    ------------

Rent payable                                 429
Accrued sales promotion                      186
Accrued maintenance                           46
Accrued interest payable                   1,432
Other accrued liabilities                  1,318
                                           -----

                                           3,411
                                           =====


10 - LOANS AND FINANCING

Loans and financing consists of floating rate notes of US$(000) 39,095. The notes are subject to exchange variation and interest at LIBOR plus 1.125% per
year, and mature in   July 2005.  The loan is guaranteed by Venbo's ultimate
parent company, Vendex International, and will be liquidated in May 2005 against the zero coupon bonds (see Note 8).

                       VENBO COMERCIO DE ALIMENTOS LTDA.



                       NOTES TO THE FINANCIAL STATEMENTS

       (In thousands of constant Brazilian reais - R$, of June 30, 1997)


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


11 - Shareholders' Equity

Venbo's share capital at December 31, 1995 consists of 128,632 thousand shares of nominal value of R$ 0.01 each, issued and fully paid-in.


12 - INFLATIONARY EFFECTS ON THE FINANCIAL STATEMENTS

Inflationary effects on the financial statements that are included in the statements of operations comprise principally net purchasing power gains. For the purposes of presenting the financial statements in their fully indexed form, realized inflationary gains and losses on non-interest bearing assets and liabilities have been allocated to the following captions of the statements of operations:

                                                   Year Ended
                                                  December 31,
                                                      1995
                                                  -------------

Net operating revenues                                    (115)
Cost of restaurant sales                                    77
Restaurant payroll and other employee benefits              87
Restaurant occupancy and other expenses                     50
Other operating expenses                                    72
Selling expenses                                            19
General and administrative expenses                         79
                                                          ----

     Total                                                 269
                                                          ====

                       VENBO COMERCIO DE ALIMENTOS LTDA.



                       NOTES TO THE FINANCIAL STATEMENTS

       (In thousands of constant Brazilian reais - R$, of June 30, 1997)


The above stated gains and losses were generated from the following balance sheet accounts:


Cash and cash equivalents                     (  6)
Customer accounts receivable                  (109)
Other assets                                  ( 23)
Accounts payable and accrued liabilities        77
Payroll and related accruals                    54
Taxes other than income taxes                   40
Other liabilities                              236
                                               ---

     Total                                     269
                                               ===

Inflationary gains and losses on interest bearing assets and liabilities were allocated to the following captions in the statement of operations:

                                        Year Ended
                                      December 31,
                                              1995
                                      ------------

Gross interest income                        1,738
Inflationary loss                                -
                                            ------
Net interest income                          1,738
                                            ======


Gross interest expense                      (5,367)
Inflationary gain                                -
                                            ------

Net interest expense                        (5,367)
                                            ======


Gross exchange loss                         (3,181)
Inflationary gain                            4,606
                                            ------

Net exchange gain                            1,425
                                            ======


The inflationary gains and losses were generated from bank balances, bank overdrafts, floating rate notes and zero coupon bonds.

                       VENBO COMERCIO DE ALIMENTOS LTDA.



                       NOTES TO THE FINANCIAL STATEMENTS

       (In thousands of constant Brazilian reais - R$, of June 30, 1997)


13 - CASH FLOW INFORMATION

                                                    Year Ended
                                                  December 31,
                                                          1995
                                                  ------------


Interest paid                                            4,129

No income taxes were paid in 1995.


14 - RESTRUCTURING EXPENSES


In 1995, the Company accrued and paid R$ 280 for restructuring expenses of a similar nature to those incurred in 1994, relating to severance payments and legal expenses.


15 - TAXATION

Venbo is in a tax loss position. Tax losses through December 31, 1995 relating to income tax and social contribution tax amount to R$ 8,475 and R$ 11,219 respectively.
Social contribution tax is a Brazilian tax levied on taxable income and is by its nature comparable to corporate income tax.

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

Following is a reconciliation of the amount of reported income tax expense / benefit and the amount computed by applying the combined statutory tax rate in 1995 of 48.1% to the loss before income taxes:

                       VENBO COMERCIO DE ALIMENTOS LTDA.



                       NOTES TO THE FINANCIAL STATEMENTS

       (In thousands of constant Brazilian reais - R$, of June 30, 1997)


                                                                              Year ended
                                                                          December 31, 1995
                                                                          ------------------

Loss before taxes as reported in the accompanying financial statements                9,806

Tax benefit at the combined statutory rate                                           (4,716)
Net losses for which no tax benefit was recorded                                      4,487
Other                                                                                   229
                                                                                     ------
Income tax charge / benefit as reported in the accompanying financial statements          -
                                                                                   ========

The following is the composition of deferred tax assets and liabilities and the related valuation allowance at December 31, 1995, based on temporary differences and tax loss carry forwards determined by applying the 1996 social contribution and the income tax rates of respectively, 8% and 25%.

                                                     SOCIAL
                                               CONTRIBUTION            INCOME
                                                        TAX               TAX              TOTAL
DEFERRED TAX ASSETS:
     Tax loss carry forward                             832              2,118            2,950
     Provision for contingencies                         25                 85              110
     Tax deductible only when paid                        -                925              925
     Fixed assets                                       849              2,653            3,502
     Deferred charges                                   519              1,623            2,142
     Zero coupon bond                                   164                514              678
     Other                                               42                129              171
                                                     ------             ------           ------

         Total deferred tax assets                    2,431              8,047           10,478
                                                     ------             ------           ------

DEFERRED TAX LIABILITIES:
    Additional indexation income                          -                973              973
    Floating rate note                                   91                286              377
                                                     ------             ------           ------

         Total deferred tax liabilities                  91              1,259            1,350
                                                     ------             ------           ------

Net deferred tax                                      2,340              6,788            9,128
                                                     ------             ------           ------

Valuation allowance                                  (2,340)            (6,788)          (9,128)

                                                          -                  -                -
                                                     ======             ======           ======

                       VENBO COMERCIO DE ALIMENTOS LTDA.



                       NOTES TO THE FINANCIAL STATEMENTS

       (In thousands of constant Brazilian reais - R$, of June 30, 1997)


The valuation allowance reflects the Company's assessment of the likelihood of realizing the net deferred tax assets in view of current operations and the Company's recurring losses.


16 - RELATED PARTY TRANSACTIONS

Venbo had significant business relationships with its affiliated company Venbis as Venbis was Venbo's main supplier of products.

The following transactions were conducted with Venbis/the factory, excluding taxes:

                                     Year Ended
                                   December 31,
                                           1995
                                  -------------

Purchase of raw materials            7,720

In 1995, Venbo paid a royalty of R$ 2,983 to Bob's for the use of the trade name, the use of the formulas and the operational processes.

In March 1995 the parent company of Venbo, Bob's, assigned an intercompany receivable of R$ 2,410 to Venbo. Venbo capitalized this receivable, recording an investment in a group company which has been subsequently sold. At the same time a loss was recorded by Venbo for the same amount as the group company had a negative net equity. This loss is included in general and administrative expenses.


17 - LEASES

A. GENERAL

   As at December 31, 1995 Venbo's operations comprise 50 fast food outlets of which 9 are owned and 41 are leased under operating leases.

B. OPERATING LEASES

   In addition to fixed lease obligations, Venbo pays a percentage of sales for various fast food outlets. In the year ended December 31, 1995 total rent costs were incurred of R$ 3,818.

                       VENBO COMERCIO DE ALIMENTOS LTDA.



                       NOTES TO THE FINANCIAL STATEMENTS

       (In thousands of constant Brazilian reais - R$, of June 30, 1997)


C. COMMITMENTS

            The future minimum lease payments under operating leases with an initial or remaining noncancelable lease term in excess of one year at December 31, 1995 are as follows:

Financial year:
1996                                      2,054
1997                                      1,928
1998                                      1,572
1999                                      1,308
2000                                        918
Later years                               1,192
                                          -----

Total minimum lease payments              8,972
                                          =====

18 - OTHER COMMITMENTS

The Company has long term contracts (mainly 5 to 10 years) with all of its franchisees. Under these contracts the franchisee has the right to use the Bob's name and formulas in a specific location or area.

The Company has no specific financial obligations in respect of these contracts.


19 - CONTINGENCIES

In the normal course of business, Venbo is involved in legal procedures and claims with both private and governmental parties. As at December 31, 1995 contingencies for labor, civil and fiscal claims exist for a total gross amount of approximately R$ 516. In the balance sheet as at December 31, 1995 a provision of R$ 306 is made for these claims.

Venbo may be held liable for contingencies resulting from claims against its parent company Bob's, in case Bob's and Vendex do Brasil, the parent company of Bob's will be unable to meet their financial obligations resulting from these claims. These claims in nature refer to labor, civil and fiscal disputes with both private and governmental parties. The total value of these claims as at December 31, 1995 amounts to approximately R$ 4,590. While the Company is unable to estimate a range of possible loss for these claims, in the opinion of management the ultimate liability resulting from all pending claims will not have a material adverse effect on the financial position or results of operations of the Company.

                       VENBO COMERCIO DE ALIMENTOS LTDA.



                       NOTES TO THE FINANCIAL STATEMENTS

       (In thousands of constant Brazilian reais - R$, of June 30, 1997)

Venbo is contesting the assessment of certain value-added taxes (ICMS). Pending the resolution of judicial proceedings, Venbo has deposited ICMS tax (sales tax) in court, for the total amount of approximately R$ 5,623 as of December 31, 1995, which equals the gross claim amount. Considering the status of the court cases a provision was made for the same amount. The deposit and the provision were netted in the financial statements. Consequently, the final outcome of the judicial proceedings in this respect could lead to a potential gain, ranging up to a maximum of R$ 5,623. However the potential gain, if ever realized, would be to the benefit of Venbo's current shareholders.


20 - SUBSEQUENT EVENTS

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