Form 10-Q
period 1998-03-31
BRAZIL FAST FOOD CORP
filed 1998-05-15
CIK 914537

                            Washington, D.C. 20549

                                   Form 10-Q

(Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended March 31, 1998

                                      or

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

Praia do Flamengo, 200-220. Andar, CEP 22210-030, Rio de Janeiro, Brazil (Address of principal executive offices)

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

        12,310,638 shares of Common Stock at May 11, 1998

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

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
--------------------------------------------------------------------------------



                                    ASSETS
                                    ------

                                              March 31, 1998   December 31, 1997
                                              ---------------  -----------------
                                                (Unaudited)

CURRENT ASSETS:
  Cash and cash equivalents                       R$   844            R$ 1,522
  Accounts receivable, net                           2,661               3,197
  Inventories                                          586                 775
  Prepaid and other current assets                     819                 594
                                                     -----               -----

    TOTAL CURRENT ASSETS                             4,910               6,088

PROPERTY AND EQUIPMENT, NET                         23,069              23,613

DEFERRED CHARGES, NET                               13,907              14,073

GOODWILL, NET OF ACCUMULATED AMORTIZATION            5,308               5,386

OTHER ASSETS                                           200                 194
                                                    ------              ------
    TOTAL ASSETS                                  R$47,394            R$49,354
                                                  ========            ========


                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------

CURRENT LIABILITIES:
  Notes payable                                    R$5,217            R$ 4,295
  Accounts payable and accrued expenses              3,155               4,571
  Payroll and related accruals                       2,061               1,868
  Taxes, other than income taxes                       505                 672
  Deferred income                                      909                 910
  Other                                                530                 513
                                                     -----               -----
    TOTAL CURRENT LIABILITIES                       12,377              12,829


NOTES PAYABLE, less current portion                    630                 694

DEFERRED INCOME, less current portion                2,710               2,930
                                                   -------             -------

    TOTAL LIABILITIES                               15,717              16,453
                                                   -------             -------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 5,000
    shares authorized; no shares issued                  -                   -
  Common stock, $.0001 par value, 20,000,000
    shares authorized; 12,310,638 and
    12,304,484 shares issued and outstanding
    at March 31, 1998 and December 31, 1997,             1                   1
    respectively
  Additional paid-in capital                        44,721              44,698
  Deficit                                          (12,761)            (11,553)
  Cumulative translation adjustment                   (284)               (245)
                                                   -------             -------

    TOTAL SHAREHOLDERS' EQUITY                      31,677              32,901
                                                  --------             -------

    TOTAL LIABILITIES  AND SHAREHOLDERS' EQUITY   R$47,394            R$49,534
                                                  ========            ========







           See Selected Notes to Consolidated Financial Statements.

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSAND, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

--------------------------------------------------------------------------------



                                                    For the Three Months
                                                       Ended March 31,
                                                -----------------------------
                                                     1998           1997
                                                -------------   -------------

NET OPERATING REVENUES:
  Restaurant sales                                   R$ 18,381    R$ 18,716
  Franchise income                                         433          348
  Other income                                             538          453
                                                     ---------    ---------

    TOTAL NET OPERATING REVENUES                        19,352       19,517
                                                     ---------    ---------

COSTS AND EXPENSES:
  Cost of restaurant sales                               6,670        6,586
  Restaurant payroll and other employee benefits         4,213        4,571
  Restaurant occupancy and other expenses                1,979        1,755
  Depreciation and amortization                          1,060        1,015
  Other operating expenses                               2,828        2,967
  Selling expenses                                         980        1,050
  General and administrative expenses                    2,426        2,743
                                                         -----        -----

    TOTAL COSTS AND EXPENSES                            20,156       20,687
                                                        ------       ------

(LOSS) FROM OPERATIONS                                    (804)      (1,170)

INTEREST (EXPENSE) - NET                                  (404)        (438)
                                                     ---------    ---------

NET (LOSS)                                              (1,208)      (1,608)
                                                     ---------    ---------

OTHER COMPREHENSIVE INCOME (LOSS):
  Foreign currency translation adjustment                  (39)           -
                                                     ---------    ---------

COMPREHENSIVE LOSS                                  R$  (1,247)  R$  (1,608)
                                                    ==========   ==========

BASIC NET (LOSS) PER COMMON SHARE                   R$    (.10)  R$    (.15)
                                                    ==========   ==========

WEIGHTED AVERAGE BASIC COMMON SHARES OUTSTANDING    12,310,998   10,604,484
                                                    ==========   ==========


           See Selected Notes to Consolidated Financial Statements.

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 1998
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

----------------------------------------------------------------------------------------------------------------------------------


                                              Common Stock
                                  ----------------------------------         Additional                    Cumulative
                                                                               Paid-In                    Translation
                                     Shares                Par Value           Capital       Deficit       Adjustment     Totals
                                  -----------             ----------         ----------     ---------     ------------   --------
Balance, January 1, 1998           12,304,484                R$ 1             R$44,698      R$(11,553)       R$(245)     R$32,901

Issuance of shares upon
  exercise of options                   6,154                   -                   23              -             -            23

Net loss for the period                     -                   -                    -         (1,208)            -        (1,208)

Cumulative translation
  adjustment                                -                   -                    -              -           (39)          (39)
                                   ----------                ----             --------      ---------       -------        ------

Balance, March 31, 1998            12,310,638                R$ 1             R$44,721      R$(12,761)      R$ (284)     R$31,677
                                   ==========                ====             ========      =========       =======      ========




           See Selected Notes to Consolidated  Financial Statements.

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

--------------------------------------------------------------------------------




                                                       For the Three Months
                                                          Ended March 31,
                                                      ------------------------
                                                         1998         1997
                                                      ---------     ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss)                                             R$(1,208)   R$(1,608)
 Adjustments to reconcile net
  (loss) to net cash provided by
  (used in) operating activities:                          1,060       1,006
   Depreciation and amortization

 Changes in operating assets and liabilities
    (Increase) Decrease in:
     Accounts receivable                                     536         327
     Inventories                                             189         214
     Other current assets                                   (225)        303
     Deferred charges                                         (6)         (6)
    Increase (Decrease) in:
     Accounts payable and accrued liabilities             (1,416)     (1,160)
     Payroll and related accruals                            193         (47)
     Taxes, other than income taxes                         (167)       (177)
     Deferred income                                        (221)       (279)
     Other current liabilities                                17         288
                                                      ----------   ---------
         NET CASH PROVIDED BY (USED IN)
         OPERATING ACTIVITIES                             (1,248)     (1,136)
                                                      ----------   ---------

         CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures                               (272)       (899)
                                                      ----------   ---------

         NET CASH (USED IN) INVESTING
         ACTIVITIES                                         (272)       (899)
                                                      ----------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings under lines
  of credit                                                  859         556
 Proceeds from private placement                               -         956
 Proceeds from exercise of options                            23           -
                                                      ----------   ---------
         NET CASH PROVIDED BY FINANCING
          ACTIVITIES                                         882       1,512
                                                      ----------   ---------

EFFECT OF FOREIGN EXCHANGE RATES                             (40)         (7)
                                                      ----------   ---------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                 (678)       (530)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD             1,522       1,556
                                                      ----------   ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                R$   844    R$ 1,026
                                                      ==========   =========





            See Selected Notes to Consolidated Financial Statements.

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

              SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

--------------------------------------------------------------------------------


NOTE 1 - FINANCIAL STATEMENT PRESENTATION
-----------------------------------------


    The accompanying financial statements have been prepared by Brazil Fast Food Corp. (the "Company"), without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1998 and for all periods presented have been made. The results of operations for the period ended March 31, 1998 are not necessarily indicative of the operating results for a full year. Unless otherwise specified all reference in these financial statements to (i) "Reais", the "Real" or "R$" are to the Brazilian Real (singular), or to Brazilian Reais (plural), the legal currency of Brazil, and (ii) "U.S. Dollars" or "$" are to United States' dollars.


    Certain information and footnote disclosures prepared in accordance with general accepted accounting principles and normally included in the financial statements have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


    Through June 30, 1997 the consolidated financial statements have been indexed and expressed in currency of constant purchasing power by using a monthly index derived from the Indice Geral de Precos-Mercado ("IGP-M"). Since the implementation of the Real Plan in June 1994, the Brazilian economy has experienced a declining rate of inflation with a cumulative inflation rate for the three-year period from July 1994 to June 1997, as measured by the IGP-M of 54%. Based on the foregoing, management determined that Brazil ceased to be considered a hyperinflationary economy, as defined in Statement of Financial Accounting Standards ("SFAS") No. 52, and from July 1, 1997 no longer indexed its financial statements for constant currency purchasing power.


NOTE 2 - SHAREHOLDERS' EQUITY
-----------------------------


    During the first quarter of 1998, the Company issued 6,154 shares of common stock upon the exercise of options, receiving net proceeds of R$23.


NOTE 3 - COMPREHENSIVE INCOME
-----------------------------


    In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which requires the Company to display comprehensive income and its components in the financial statements. In the Company's case, comprehensive includes net loss and the change in the Company's cumulative translation adjustment.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Since the implementation of the Real Plan in June 1994 the Brazilian economy has experienced declining levels of inflation rates, with a cumulative inflation rate for the three-year period from July 1994 to June 1997, as measured by the IGP-M (a Brazilian General Price Index), of 54%. Considering the above, and the fact that there is a clear historical trend of decreasing inflation in Brazil, Management has made the determination that Brazil is no longer a highly inflationary economy from July 1, 1997 onward, pursuant to FASB 52. No change in functional currency is being made after June, 30 1997. Brazil Fast Food Corp. has been reporting its financial statements in Brazilian Reais since its acquisition of Venbo Comercio de Alimentos LTDA., the operator of the "Bob's" fast food restaurant chain, on March 19, 1996.

Accordingly, operating results for the periods ended March 31, 1997 presented in the accompanying financial statements have been indexed and expressed in currency of constant purchasing power of June 30, 1997 by using a monthly index derived from IGP-M index. The Company believes that the IGP-M index is an appropriate general price inflation indicator to be used under US GAAP.

                                                             THREE MONTHS ENDED               THREE MONTHS ENDED
                                                              March 31, 1998                  March 31, 1997
                                                         ------------------------    %       ---------------------       %
                                                              (IN THOUSANDS)                     (IN THOUSANDS)
NET OPERATING REVENUES:

- Restaurant sales                                                 R$ 18,381                         R$ 18,716
- Franchise income                                                       433                               348
- Other income                                                           538                               453
                                                                      ------                            ------

TOTAL NET OPERATING REVENUES                                          19,352      100.0                 19,517        100.0
                                                                      ------      -----                 ------        -----

Costs and expenses:
- Cost of restaurant sales                                             6,670       34.5                  6,586         33.7
- Restaurant payroll and other employee benefits                       4,213       21.8                  4,571         23.4
- Restaurant occupancy costs and other expenses                        1,979       10.2                  1,755          9.0
- Depreciation and amortization                                        1,060        5.5                  1,015          5.2
- Other operating  expenses                                            2,828       14.6                  2,967         15.2
- Selling expenses                                                       980        5.1                  1,050          5.4
- General and administrative expenses                                  2,426       12.5                  2,743         14.1
                                                                      ------      -----                 ------        -----

Total costs and expenses                                              20,156      104.2                 20,687        106.0
                                                                      ------      -----                 ------        -----

LOSS FROM OPERATIONS                                                    (804)      (4.2)                (1,170)        (6.0)

- Interest expense- net                                                 (404)      (2.1)                  (438)        (2.2)
                                                                      ------      -----                 ------        -----
NET LOSS                                                            R$(1,208)      (6.3)              R$(1,608)        (8.2)
                                                                      =======     =====                 ======        =====

Restaurant sales

Net restaurant sales for Company-owned stores were R$ 18,381 and R$ 18,716 for the three months ended March 31, 1998 and 1997, respectively, a decrease of approximately 1.8%

During the period from March 31 1997 to March 31, 1998 the Company opened 9 stores, closed 1 unprofitable store and sold 9 stores to franchisees, ending up with 89 Company-owned point of sales. Same stores sales declined 3.02% when compared quarter to quarter. Such decline was primarily attributable to (i) the Brazilian government's relaxation of its previous prohibition upon installment credit purchases, which accelerated previously deferred purchases of large ticket items such as automobiles and household appliances (mostly on credit facilities), resulting in decreased availability of funds for discretionary spending, and (ii) increases in Brazilian interest rates at the end of 1997 as a consequence of the Asian financial crisis. Interest rates in the first quarter of 1998, which were 20% higher when compared the same period in 1997, have driven a slowdown of the Brazilian economy, increased unemployment and significantly decreased consumer spending. The decrease in same store sales was partially offset due to the fact that the stores which were closed during the first quarter of 1997 accounted for lower sale levels than the stores opened during the same period in 1998.


FRANCHISE INCOME

Franchise income was R$ 433 and R$ 348 for the three months ended March
31, 1998 and 1997, respectively. The increase of 24% was mainly driven by the expansion of franchised locations, which grew from 36 units for the quarter ended March 31, 1997 to 64 units at March 31,1998.

The increase in the number of franchisees resulted in new initial fees charged to new franchisees and increased royalty fees.


OTHER INCOME

Other income was R$ 538 and R$ 453 for the three months ended March 31, 1998 and 1997, respectively. Other income is derived from suppliers pursuant to exclusivity agreements and from marketing fees charged to franchisees. The increase of 19% from quarter to quarter can be attributed to the expansion of the franchised units described above, which provided for the growth of the marketing fees charged to franchisees.


COST OF RESTAURANT SALES

Cost of restaurant sales expressed as a percentage of net operating revenues were 34.5% and 33.7% for the three months ended March 31, 1998 and 1997, respectively. The increase is due to a 2% increase in costs of certain items such as bread and soft drinks caused, mainly, by the change of taxation on those products by the Government.


RESTAURANT PAYROLL AND OTHER EMPLOYEE BENEFITS

Restaurant payroll and other employee benefits expressed as a percentage of net operating revenues decreased from 23.4% in the quarter ended March 31, 1997 to 21.8% in the quarter ended March 31, 1998.

This is mainly due to a thorough store headcount revision, resulting in a reduction in the number of assistant store managers and in the average number of store employees . This reduction was partially offset by increases in salaries mandated by union-driven agreements (4% for Rio de Janeiro employees since October 1997, as well as 6% for Sao Paulo employees since July 1997).


RESTAURANT OCCUPANCY COSTS AND OTHER EXPENSES

Restaurant Occupancy Costs and Other Expenses expressed as a percentage of net operating revenues were approximately 10.2% and 9.0% for the three months ended March 31, 1998 and 1997, respectively. The increase is mainly due to that portion of minimum rent, which has to be restated every year to reflect the effect of Brazilian inflation (currently at around 5% p.a.), the sale of 9 Company owned stores to franchisees (see RESTAURANT SALES), and including 2 stores and were formally located in which Company owned properties.

DEPRECIATION AND AMORTIZATION

Depreciation and Amortization expressed as a percentage of net operating revenues was approximately 5.2% and 5.5% for the three months ended March 31, 1998 and 1997, respectively.

OTHER OPERATING EXPENSES

Other operating expenses expressed as a percentage of net operating revenues were approximately 14.6% and 15.2% for the three months ended March 31, 1998 and 1997, respectively. The reduction is due to renegotiation and non-renewal of professional service contracts (legal, accounting and consulting).

SELLING EXPENSES

Selling expenses remained constant at 5.1% and 5.4% for the three months ended March 31, 1998 and 1997, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses expressed as a percentage of net operating revenues were approximately 12.5% and 14.1% for the three months ended March 31, 1998 and 1997, respectively. General and administrative expenses for the first quarter of 1997 include approximately R$200 of one-time net gains arising primarily from: (i) a gain resulting from the buyout of lease by a landlord of one of the Company's locations, and (ii) an insurance recovery received for a store which remained closed for 8 months due to an explosion in a shopping mall. Additionally, during the first quarter of 1997 the Company had closed a private placement which, together with some past accrual adjustments, increased professional fees by R$100. On the other hand, general and administrative expenses for the first quarter of March 31, 1998 include non-recurring income of approximately R$204 which resulted from the final settlement of amounts owed to BIEC (VENBO's previous owner).

Excluding the above mentioned effects, general and administrative expenses as a percentage of total net operating revenues would have been approximately 13.93% or R$2,695 and approximately 14.57% or R$2,843 for March 31, 1998 and 1997, respectively. The reduction of the general and administrative expense level is due to: (i) restructuring of the Company's middle management level of the Company, elimination of certain positions, (ii) a freeze on the hiring of additional headquarters' personnel, despite the growth of number of stores, and
(iii) a number of smaller cost reductions.

INTEREST INCOME AND EXPENSES

Net interest expense expressed as a percentage of net operating revenues were approximately (2.1%) and (2.2%) for the three months ended March 31, 1998 and 1997, respectively. Net interest expense remained fairly consistent as the Company's indebtedness remained almost at the same level in the comparative periods.

SEASONALITY

The Company's revenues are subject to seasonality as approximately 30% of its sales are generated during the Brazilian summer months of December and January as well as July due to higher than normal tourist traffic.

LIQUIDITY AND CAPITAL RESOURCES

Since March 19, 1996, the Company has funded its operating losses of R$12,761 and made acquisitions of businesses and made capital improvements, including store remodeling, by using cash remaining after the closing of the Venbo acquisition, by borrowings, and the proceeds from private placements of its securities. At March 31, 1998, the Company had R$844 in cash on hand and a deficiency in working capital of R$7,467.

The Company's capital requirements are primarily for the expansion of its retail operations. For the first quarter ended March 31, 1998, the Company's EBITDA was R$256. The Company believes it is able to fund its operations through existing credit facilities, should the need arise. During 1998, the Company intends to focus its efforts on expanding both the number of its franchisees and its franchised outlets, neither of which are expected to involve significant capital expenditures by the Company.

The Company has obtained firm commitments from two Brazilian banking institutions for long term credit facilities aggregating approximately $5,000 which bears interest (in US dollars) at the rate of 17% per annum.

The Company's continued operation is dependent in part, upon its ability to increase sales volume through enhancements of its stores, including but not limited to new computerized systems and refurbishments of interior designs, and expansion of its franchise network. These activities will require additional cash expenditures. The Company believes that cash flow from operations, when combined with bank borrowings, discussed above, as well as continued growth in franchising and equity sales, will enable the Company to continue in business through the end of 1998.

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

                                        Brazil Fast Food Corp.
                                           (registrant)

Dated: May 15, 1998

                                        By: /s/ Peter van Voorst Vader
                                            ---------------------------------
                                            Peter van Voorst Vader
                                            Chief Executive Officer
                                            (Principal Executive Officer)


                                        By: /s/ Carlos Henrique da Silva Rego
                                            ---------------------------------
                                            Carlos Henrique da Silva Rego
                                            Chief Financial Officer
                                            (Principal Financial and
                                             Accounting Officer)