Form 10-Q
period 1998-06-30
BRAZIL FAST FOOD CORP
filed 1998-08-12
CIK 914537

                            Washington, D.C. 20549

                                   Form 10-Q

(Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended June 30, 1998

                                      or

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

        12,933,638 shares of Common Stock at August 10, 1998

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

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

================================================================================

                                      ASSETS
                                      ------


                                      June 30, 1998   December 31, 1997
                                      --------------  -----------------
                                       (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                R$   962            R$ 1,522
  Accounts receivable, net                    3,852               3,197
  Inventories                                   512                 775
  Prepaid and other current assets              827                 594
                                           --------            --------

     TOTAL CURRENT ASSETS                     6,153               6,088


PROPERTY AND EQUIPMENT, NET                  22,308              23,613

DEFERRED CHARGES, NET                        13,156              14,073

GOODWILL, NET                                 5,230               5,386

OTHER ASSETS                                    158                 194
                                           --------            --------

     TOTAL  ASSETS                         R$47,005            R$49,354
                                           ========            ========



                       LIABILITIES AND SHAREHOLDERS' EQUITY
                       ------------------------------------


CURRENT LIABILITIES:
  Current portion notes payable            R$ 3,958            R$ 4,295
  Accounts payable and accrued expenses       2,739               4,571
  Payroll and related accruals                2,073               1,868
  Taxes, other  than income  taxes              384                 672
  Deferred income                               910                 910
  Other                                         227                 513
                                           --------            --------

     TOTAL CURRENT LIABILITIES               10,291              12,829


NOTES PAYABLE, less current portion           3,974                 694

DEFERRED INCOME, less current portion         2,491               2,930
                                           --------            --------


     TOTAL LIABILITIES                       16,756              16,453
                                           --------            --------


COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 5,000
    shares authorized; no shares issued       -                   -
  Common stock, $.0001 par value,
    20,000,000 shares authorized;
    12,933,638 and 12,304,484 shares
    issued and outstanding at June 30,
    1998 and December 31, 1997,
    respectively                                  1                   1
  Additional paid-in capital                 46,226              44,698
  Deficit                                   (15,683)            (11,553)
  Cumulative translation adjustment            (295)               (245)
                                           --------            --------

     TOTAL SHAREHOLDERS' EQUITY              30,249              32,901
                                           --------            --------

     TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                 R$47,005            R$49,354
                                           ========            ========

                  See  Selected Notes to Financial Statements

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

================================================================================

                                                  For the Six
                                                  Months Ended
                                                    June 30,
                                              -------------------
                                                1998       1997
                                              --------   --------
NET OPERATING REVENUES:
 Restaurant sales                         R$    33,690   R$    35,636
 Franchise income                                  906            713
 Other income                                    1,086            828
                                          ------------   ------------
    TOTAL NET OPERATING REVENUES                35,682         37,177
                                          ------------   ------------

COSTS AND EXPENSES:
 Cost of restaurant sales                       12,268         12,571
 Restaurant payroll and other
    employee benefits                            8,295          8,832
 Restaurant occupancy and other expenses         3,855          3,537
 Depreciation and amortization                   2,136          2,038
 Other operating expenses                        5,429          5,653
 Selling expenses                                2,012          2,185
 General and administrative expenses             4,658          5,793
                                          ------------   ------------

    TOTAL COSTS AND EXPENSES                    38,653         40,609
                                          ------------   ------------

(LOSS) FROM OPERATIONS                          (2,971)        (3,432)

INTEREST (EXPENSE)                              (1,159)          (908)
                                          ------------   ------------

NET (LOSS)                                      (4,130)        (4,340)

OTHER COMPREHENSIVE INCOME (LOSS):
   FOREIGN CURRENCY TRANSLATION ADJUSTMENT         (50)          (117)
                                          ------------   ------------

COMPREHENSIVE LOSS                        R$    (4,180)  R$    (4,457)
                                          ============   ============

BASIC NET (LOSS) PER COMMON SHARE         R$      (.33)  R$      (.41)
                                          ============   ============

WEIGHTED AVERAGE BASIC COMMON SHARES
  OUTSTANDING                               12,349,505     10,687,817
                                          ============   ============



                   See Selected Notes to Financial Statements

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

================================================================================

                                                For the Three Months
                                                   Ended June 30,
                                            ----------------------------
                                                1998            1997
                                            ------------    ------------
NET OPERATING REVENUES:
 Restaurant sales                           R$    15,309    R$    16,921
 Franchise income                                    473             365
 Other income                                        548             375
                                            ------------    ------------

    TOTAL NET OPERATING REVENUES                  16,330          17,661
                                            ------------    ------------

COSTS AND EXPENSES:
  Cost of restaurant sales                         5,598           5,985
  Restaurant payroll and other employee
    benefits                                       4,082           4,261
  Restaurant occupancy and other expenses          1,876           1,782
  Depreciation and amortization                    1,076           1,023
  Other operating expenses                         2,601           2,686
  Selling expenses                                 1,032           1,135
  General and administrative expenses              2,232           3,160
                                            ------------    ------------

    TOTAL COSTS AND EXPENSES                      18,497          20,032
                                            ------------    ------------

(LOSS) FROM OPERATIONS                            (2,167)         (2,371)

INTEREST (EXPENSE)                                  (755)           (460)
                                            ------------    ------------

NET (LOSS)                                        (2,922)         (2,831)

OTHER COMPREHENSIVE INCOME (LOSS):
   FOREIGN CURRENCY TRANSACTION ADJUSTMENT           (11)           (117)
                                            ------------    ------------

COMPREHENSIVE LOSS                          R$    (2,933)   R$    (2,948)
                                            ============    ============

BASIC NET (LOSS) PER COMMON SHARE           R$      (.23)   R$      (.27)
                                            ============    ============

WEIGHTED AVERAGE BASIC COMMON SHARES
 OUTSTANDING                                  12,532,149      10,771,151
                                            ============    ============




                   See Selected Notes to Financial Statements

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

===========================================================================================================
                                                        Additional                Cumulative
                                   Common Stock          Paid-In                 Translation
                               Shares     Par Value      Capital      Deficit     Adjustment      Total
                             ---------    ---------     ---------    ---------   -----------  -------------
Balance, January 1, 1998    12,304,484    R$      1      R$44,698    R$(11,553)     R$(245)      R$32,901

Insurance of shares upon
  exercise of options            6,154          -              23         -           -                23

Issuance of shares in
  private placements           623,000          -           1,505         -           -             1,505

Net loss for the period           -             -            -          (4,130)       -            (4,130)

Cumulative translation
  adjustment                      -             -            -            -            (50)           (50)
                             ---------    ---------     ---------    ---------   -----------  -------------

Balance, June 30, 1998      12,933,638    R$      1      R$46,226    R$(15,683)     R$(295)      R$30,249
                            ==========    =========      ========    =========      ======       ========

                    See Selected Notes to Financial Statements

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

================================================================================

                                                                       For the Six
                                                                       Months Ended
                                                                         June 30,
                                                                 -------------------------
                                                                     1998          1997
                                                                 ------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss)                                                        R$ (4,130)  R$ (4,340)
 Adjustments to reconcile net (loss) to net cash provided by
  (used in) operating activities:
 Net gain on sale of assets                                               (1)          -
 Depreciation and amortization                                         2,136       2,038

 Changes in operating assets and expenses:
 (Increase) decrease in:
   Accounts receivable                                                   592         170
   Inventories                                                           263         342
   Other current assets                                                 (233)        665
   Other assets                                                           36         (16)
 Increase (decrease) in:
   Accounts payable and accrued expenses                              (1,828)     (1,639)
   Payroll and related accruals                                          205         104
   Taxes, other than income taxes                                       (288)       (219)
   Deferred income                                                      (439)       (301)
   Other current liabilities                                            (290)        509
                                                                   ---------   ---------

         NET CASH (USED IN) OPERATING ACTIVITIES                      (3,977)     (2,687)
                                                                   ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES :
 Capital expenditures                                                 (1,080)       (869)
 Proceeds from sale of assets                                             77        -
                                                                   ---------   ---------

         NET CASH (USED IN) INVESTING ACTIVITIES                      (1,003)       (869)
                                                                   ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings under lines of credit                                  2,944       1,785
 Proceeds from private placement                                       1,505       1,272
 Proceeds from exercise of options                                        23        -
                                                                   ---------   ---------

         NET CASH PROVIDED BY FINANCING  ACTIVITIES                    4,472       3,057
                                                                   ---------   ---------

EFFECT OF FOREIGN EXCHANGE RATES                                         (52)       (117)
                                                                   ---------   ---------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                             (560)       (616)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         1,522       1,556
                                                                   ---------   ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                           R$    962   R$    940
                                                                   =========   =========

Non - Cash Investing Activities
-------------------------------

In 1998, the Company disposed of certain assets and received receivables from the purchasers in the amount of R$1,247.


                   See Selected Notes to Financial Statements

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

              SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

================================================================================

NOTE 1 - FINANCIAL STATEMENT PRESENTATION
-----------------------------------------


    The accompanying financial statements have been prepared by Brazil Fast Food Corp. (the "Company"), without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1998 and for all periods presented have been made. The results of operations for the period ended June 30, 1998 are not necessarily indicative of the operating results for a full year. Unless otherwise specified all reference in these financial statements to (i) "Reais", the "Real" or "R$" are to the Brazilian Real (singular), or to Brazilian Reais (plural), the legal currency of Brazil, and the (ii) "U.S. Dollars" or "$" are to United States Dollars.

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

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

              SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

================================================================================


NOTE 2 - SHAREHOLDERS' EQUITY
-----------------------------

     In the first quarter of 1998, the Company issued 6,154 shares of common stock upon the exercise of options, receiving net proceeds of R$23.

     In the second quarter of 1998, the Company issued 623,000 shares of common stock in a private placement, receiving net proceeds of R$1,505.


NOTE 3 - COMPREHENSIVE INCOME
-----------------------------

     In 1998, the Company adopted SFAS No.130, "Reporting Comprehensive Income", which requires the Company to display comprehensive income and its components in the financial statements. In the Company's case, comprehensive income includes net loss and the change in the Company's cumulative translation adjustment


NOTE 4 - RECONCILIATION TO BRAZILIAN GAAP
-----------------------------------------

     The following reconciliation is provided to facilitate an understanding of the differences in financial reporting between generally accepted accounting principles ("GAAP") used in the United States as compared with those used in Brazil.


                                                                                                     INCOME          STOCKHOLDERS'
                                                                                                   STATEMENT           EQUITY
                                                                                                ------------------------------------

     Balances, June 30, 1998 using U.S. GAAP                                                     R$  (4,131)          R$  30,249

     Adjustments for constant currency purchasing power and foreign translation adjustments              39              (4,912)

     Adjustments under purchase accounting from Acquisitions                                           (525)             (4,267)

     Accounting for pre-operating expenses                                                               41               1,089

     Accounting for deferred income                                                                     385                 626

     Present value adjustments                                                                          (19)               (100)

     Accounting for capitalized leases                                                                   (2)                 12
                                                                                                ------------------------------------
     Balances, June 30, 1998 using Brazilian GAAP                                                R$  (4,212)          R$ 22,697
                                                                                                ====================================

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF RESULTS OF OPERATIONS AND LIQUIDITY
                             AND CAPITAL RESOURCES


RESULTS OF OPERATIONS

     The following comparative financial data of the Company for the six months ended June 30, 1997 and June 30, 1998, respectively, are herein included and commented upon an effort to facilitate a meaningful presentation of the evolution of the Company's operating results.

     Since the implementation of the Real Plan in June 1994 the Brazilian economy has experienced declining levels of inflation rates, with a cumulative inflation rate for the three-year period from July 1994 to June 1997, as measured by the IGP-M (a Brazilian General Price Index), of 54%. Considering the above, Management has made the determination that Brazil should no longer be considered a highly inflationary economy from July 1, 1997 onward, pursuant to FASB 52.

     Accordingly, operating results for the periods ended June 30, 1997 presented in the accompanying financial statements have been indexed and expressed in currency of constant purchasing power of June 30, 1997 by using a monthly index derived from the IGP-M index. The Company believes that the IGP-M index is an appropriate general price inflation indicator to be used under US GAAP.


                                  Six Months     %       Six Months       %
                                     Ended                  Ended
                                 June 30, 1997          June 30, 1998
                                 --------------         --------------
                                 (In thousands)         (In thousands)



Net operating revenues:
- Restaurant sales                 R$ 35,636             R$ 33,690
- Franchise income                       713                   906
- Other income                           828                 1,086
                                      ------                ------

Total net operating revenues          37,177    100.0       35,682   100. 0
                                      ------   ------       ------   ------

Costs and expenses:
- Cost of restaurant sales            12,571     33.8       12,268     34.4
- Restaurant payroll and other         8,832     23.8        8,295     23.2
  employee benefits
- Restaurant occupancy costs           3,537      9.5        3,855     10.8
  and other expenses
- Depreciation and                     2,038      5.5        2,136      6.0
  amortization
- Other operating  expenses            5,653     15.2        5,429     15.2
- Selling expenses                     2,185      5.9        2.012      5.6
- General and
  administrative expenses              5,793     15.6        4,658     13.1
                                      ------   ------       ------   ------

Total costs and expenses              40,609    109.2       38,653    108.3
                                      ------   ------       ------   ------

Loss from operations                  (3,432)    (9.2)      (2,971)    (8.3)
- Interest expense                      (908)    (2.4)      (1,159)    (3.2)
                                      ------   ------       ------   ------

Net Loss                           R$ (4,340)   (11.7)   R$ (4,130)   (11.6)
                                      ======   ======       ======   ======

Restaurant Sales

     Systemwide gross sales increased from R$ 50,757,000 for the six months ended June 30, 1997 to R$58,002,000 for the same period of 1998, primarily due to an increased number of retail fast food outlets.

     Net restaurant sales from Company-owned stores were R$ 35,636,000 and R$ 33,690,000 for the six months ended June 30, 1997 and 1998, respectively, a decrease from period to period of approximately 5.5%. During the period from June 30, 1997 to June 30, 1998, the Company opened 10 new outlets, closed 3 unprofitable outlets and sold 14 outlets to franchisees, resulting in 80 Company-owned retail fast food outlets at June 30, 1998 as compared to 87 such outlets at June 30, 1997.

     Same stores sales declined by 7.8% for the six months ended June 30, 1998 when compared to the six months ended June 30, 1997. This decline is attributable to (i) the slowdown of the Brazilian economy as a consequence of the Asian financial crisis, which has resulted in increased unemployment and significantly decreased consumer spending; (ii) market share competition, resulting in an approximate 5% reduction in the selling prices of certain of the Company's products effective May 1998; and (iii) World Cup soccer viewing, which resulted in a pervasive slowdown of all Brazilian business activity during the National team games played during June and July 1998.

     The same store sales decrease was partially offset by stores which were closed or sold to franchisees after June 30, 1997, which accounted for lower sales levels than the stores opened during the same period.


Franchise Income

     Franchise income was R$ 713,000 and R$ 906,000 for the six months ended June 30, 1997 and 1998, respectively. The increase of 27.1% is primarily attributable to a growth in franchised locations, from an average of 35 units for the six months ended June 30, 1997 to an average of 64 units in 1998, an increase of approximately 83%. The increased number of franchisees also resulted in increased royalty fees. Franchise income was partially reduced by of the opening of new stores with lower sales levels than those previously in operation. Most of these stores are located in smaller cities or were opened as kiosks in locations having close proximity to other BOB's restaurants.

     Through the period from June 30, 1997 to June 30, 1998 the Company sold 14 of its restaurants to franchisees. These stores, which either had low profitability or, in some cases, operating losses, were located at a distance from both Rio de Janeiro and Sao Paulo, the primary focus of the Company's operations. The Company's historical experience has shown that franchisee administration is enhancing the profitability of those stores, primarily as a result of : (i) lower taxation (tax incentives from Federal and State government to small companies); (ii) better knowledge of a specific market and its local customs; and (iii) lower operating expenses. In certain situations, the Company has provided incentives in the form of reduced royalties to franchisees for a period of time.


Other Income

     Other income was R$ 828,000 and R$ 1,086,000 for the six months ended June 30, 1997 and June 30, 1998, respectively, and is comprised of income derived from suppliers pursuant to exclusivity agreements, from marketing fees charged to franchisees, and from initial fees paid by new franchisees. The increase of 31.1% from period to period is attributable to (i) the increase in the number of franchised units during the period (see Franchise Income); and (ii) increased initial franchise fees resulting from 8 franchised stores opened in 1998 as compared with 2 such stores in the same period of 1997.


Cost of Restaurant Sales

     Cost of restaurant sales expressed as a percentage of net operating revenues were 33.8% and 34.4% for the six months ended June 30,1997 and June 30, 1998, respectively. The increase is due to a 2% increase in the cost of certain items such as bread and soft drinks, caused mainly by increased taxation. Price concessions negotiated with some suppliers during 1998 were able to partially offset selling price reductions initiated during the six months ended June 30, 1998 (see Restaurant Sales).


Restaurant Payroll and Other Employee Benefits

     Restaurant payroll and other employee benefits expressed as a percentage of net operating revenues decreased from 23.8% for the six months ended June 30, 1997 to 23.2% for the six months ended June 30, 1998, mainly due to an ongoing personnel reduction program first initiated in 1997, which resulted in a reduction in the total number of assistant store managers, as well as in the average number of store employees from 27 in June 1997 to 23 by June 1998. This decrease was partially negated by salary increases mandated by union-driven agreements (4% Rio de Janeiro employees since October 1997; 6% for Sao Paulo employees since July 1997).


Restaurant Occupancy Costs and Other Expenses

     Restaurant occupancy costs and other expenses expressed as a percentage of net operating revenues were approximately 9.5% and 10.8% for the six months ended June 30, 1997 and 1998, respectively. The increase is mainly due to minimum rents, which have to be restated every year to reflect the effect of Brazilian inflation (currently at around 4.6% per annum). In addition, the sale of 11 Company-owned stores to franchisees (see Restaurant Sales) included two stores which prior to their sale were located in Company-owned properties, which changed the correlation between restaurant operating costs and net operating revenues since the newly opened stores were relocated to leased properties.


Depreciation and Amortization

     Depreciation and amortization expressed as a percentage of net operating revenues was approximately 5.5% and 6.0% for the six months ended June 30, 1997 and 1998, respectively. The increase is the consequence of capital expenditures related to new stores and remodeling costs.


Other Operating Expenses

     Other operating expenses expressed as a percentage of net operating revenues were approximately 15.2% for the six months ended June 30, 1997 and June 30, 1998, respectively. Although this percentage remained constant, other operating expenses reflected reductions derived from renegotiation and non-renewal of service contracts (mainly accounting and maintenance), partially offset by the annual restatement of certain service contracts to reflect the effect of Brazilian inflation.


Selling Expenses

     Selling expenses remained relatively constant from 1997 to 1998, at 5.9% and 5.6%, respectively.


General and Administrative Expenses

     General and administrative expenses expressed as a percentage of net operating revenues were approximately 15.6% and 13.1% for the six months ended June 30, 1997 and 1998, respectively. General and administrative expenses for the six months ended June 30, 1997 included approximately R$ 500,000 of non-recurrent charges arising primarily from: (i) higher professional fees attributable to regulatory filings; (ii) a write-off of equipment; and (ii) a partial write-off of deferred charges. By way of contrast, general and administrative expenses for the six months ended June 30, 1998 include non-recurring credits of approximately R$ 330,000 attributable to a reversal of excess labor contingencies that had been previously established by the Company based upon its historical experience and gains derived from the final settlement of amounts owed to the Company's prior owner. Without giving effect to such non-recurring charges and credits, as applicable, general and administrative expenses as a percentage of total net operating revenues for the six months ended June 30, 1997 and June 30, 1998 were approximately 14.2% or R$ 5,293,000 and 14.0% or R$ 4,988,000, respectively. The reduction is mainly due to : (i) reductions in the number of administrative personnel implemented during the second half of 1997 and first half of 1998; (ii) increased office automation; and (iii) a number of other smaller cost reductions.


Interest Expense

     Interest expense expressed as a percentage of net operating revenues was approximately 2.4% and 3.2% for the six months ended June 30, 1997 and 1998, respectively.

     Interest expense reflects an increase in the Company's total indebtedness stemming from borrowings to satisfy the final payment to the Company's prior owner in March 1998 of approximately R$ 3,000,000, which was funded on a short term basis by existing credit facilities. Subsequent to June 30, 1998, such indebtedness was converted into long term indebtedness owed to a Brazilian financial institution at a lower interest rate.

Seasonality

     The Company's revenues are subject to seasonality as over 20% of its sales are generated during the Brazilian summer months of December and January as well as July due to local customs and traditions such as Christmas shopping and school vacation.

Liquidity and Capital Resources

     Since March 19, 1996, the Company has funded its operating losses of R$ 15,683,000 and made acquisitions of business and capital improvements, including store remodeling, by using cash remaining after the closing of the Venbo acquisition, by borrowings, and proceeds from private placements of its securities. At June 30, 1998, the Company had R$ 962,000 in cash on hand and a deficiency in working capital of R$ 4,138,000.

     The Company's capital requirements are primarily for the expansion of its retail operations. For the six months ended June 30, 1998, the Company's EBITDA was negative R$ 835. The Company believes it is able to fund its continuing operations through reliance, if required, upon its existing credit facilities. During 1998, the Company intends to continue to focus its efforts on expanding both the number of its franchisees and its franchised outlets, neither of which are expected to involve significant capital expenditures by the Company.

     The Company has obtained long term credit facilities from a Brazilian banking institution amounting to approximately R$ 3,000,000 (equivalent to $2,650,000) which bears interest in US dollars at the rate of 13% per annum. In addition, the Company has obtained short term credit facilities from several banks in Brazil, which the Company believes are sufficient to sustain its working capital needs through the low seasons of the year.

     The Company's continued operation is dependent in part, upon its ability to increase sales volume through enhancements of its stores, including but not limited to new computerized systems and refurbishment of interior designs, and expansion of its franchise network. These activities will require additional cash expenditures. The Company believes that cash flow from operations, combined with bank borrowings, discussed above, as well as continued growth in franchising and equity sales, will enable the Company to continue in business.

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

Dated: August 10, 1998

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