Form 10-Q
period 1998-09-30
BRAZIL FAST FOOD CORP
filed 1998-11-13
CIK 914537

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1998

                                    or

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

            Av. Brasil, 6431, CEP 21040-360, Rio de Janeiro, Brazil
                   (Address of principal executive offices)

                              011-55-21-564-6452
               (Registrant's telephone number, including area code)

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

           12, 933,638 shares of Common Stock at November 11, 1998

                        Part l - Financial Information

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

                     BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

================================================================================

                                     ASSETS
                                     ------


                                      September  30, 1998   December 31, 1997
                                      --------------------  -----------------
                                          (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                R$     444           R$   1,522
  Accounts receivable, net                      4,982                3,197
  Inventories                                     539                  775
  Prepaid and other current assets                843                  594
                                           ----------           ----------

     TOTAL CURRENT ASSETS                       6,808                6,088

PROPERTY AND EQUIPMENT, NET                    21,454               23,613

DEFERRED CHARGES, NET                          12,702               14,073

GOODWILL, NET                                   5,153                5,386

OTHER ASSETS                                      165                  194
                                           ----------           ----------

     TOTAL  ASSETS                         R$  46,282           R$  49,354
                                           ==========           ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
  Notes payable                            R$   3,936            R$  4,295
  Accounts payable and accrued expenses         3,121                4,571
  Payroll and related accruals                  2,254                1,868
  Taxes, other  than income  taxes              1,096                  672
  Deferred income                                 906                  910
  Other                                           164                  513
                                           ----------            ---------

     TOTAL CURRENT LIABILITIES                 11,477               12,829

NOTES PAYABLE, less current portion             4,435                  694

DEFERRED INCOME, less current portion           2,266                2,930
                                           ----------            ---------

     TOTAL LIABILITIES                         18,178               16,453
                                           ----------            ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value,
   5,000 shares authorized;
    no shares issued                                -                    -
  Common stock, $.0001 par value,
   20,000,000 shares authorized;
    12,933,638 and 12,304,484
     shares issued and outstanding
      at September 30, 1998 and
       December 31, 1997, respectively              1                    1
  Additional paid-in capital                   46,226               44,698
  Deficit                                     (17,819)             (11,553)
  Cumulative translation adjustment              (304)                (245)
                                           ----------            ---------

     TOTAL SHAREHOLDERS' EQUITY                28,104               32,901
                                           ----------            ---------

     TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                 R$  46,282            R$ 49,354
                                           ==========            =========



                  See  Selected Notes to Financial Statements

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

================================================================================


                                                    For the Nine
                                                    Months Ended
                                                    September 30,
                                               --------------------------
                                                   1998          1997
                                               ----------     -----------

NET OPERATING REVENUES:
 Restaurant sales                              R$  48,183    R$    53,343
                                                    1,418           1,033
 Franchise income                                   1,595           1,214
 Other income                                    ----------    -----------

  TOTAL NET OPERATING REVENUES                     51,196          55,590
                                                 ----------    -----------
COSTS AND EXPENSES:
 Cost of restaurant sales                          17,670          18,839
 Restaurant payroll and other
    employee benefits                              11,881          13,170

 Restaurant occupancy and
  other expenses                                    5,536           5,430
 Depreciation and amortization                      2,909           3,142
 Other operating expenses                           7,733           8,201
 Selling expenses                                   2,942           3,473
 General and administrative
  expenses                                          6,884           8,484
                                                 ----------    -----------

    TOTAL COSTS AND EXPENSES                       55,555          60,739
                                                 ----------    -----------

(LOSS) FROM OPERATIONS                             (4,359)         (5,149)

INTEREST (EXPENSE)                                 (1,753)         (1,242)

FOREIGN EXCHANGE LOSS                                (154)            (12)
                                                 ----------    -----------

NET (LOSS)                                         (6,266)         (6,403)

OTHER COMPREHENSIVE INCOME (LOSS)
   FOREIGN CURRENCY TRANSLATION
    ADJUSTMENT                                        (59)           (203)
                                                ----------    -----------

COMPREHENSIVE LOSS                              R$ (6,325)   R$    (6,606)
                                               ===========    ===========

BASIC NET (LOSS) PER COMMON
 SHARE                                         R$    (.50)   R$      (.59)
                                               ===========    ===========

WEIGHTED AVERAGE BASIC
 COMMON SHARES OUTSTANDING                      12,591,800     10,781,151
                                               ===========    ===========


                   See Selected Notes to Financial Statements

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

================================================================================

                                                     For the Three
                                                     Months Ended
                                                     September 30,
                                              -------------------------
                                                 1998            1997
                                              ---------       ---------

NET OPERATING REVENUES:
 Restaurant sales                             R$ 14,493       R$ 17,707
 Franchise income                                   512             320
 Other income                                       509             386
                                              ---------       ---------

    TOTAL NET OPERATING REVENUES                 15,514          18,413
                                              ---------       ---------

COSTS AND EXPENSES:
  Cost of restaurant sales                        5,402           6,268
  Restaurant payroll and other employee
    benefits                                      3,586           4,338
  Restaurant occupancy and other expenses         1,680           1,893
  Depreciation and amortization                     773           1,104
  Other operating expenses                        2,304           2,548
  Selling expenses                                  930           1,288
  General and administrative expenses             2,226           2,691
                                              ---------       ---------

    TOTAL COSTS AND EXPENSES                     16,901          20,130
                                              ---------       ---------

(LOSS) FROM OPERATIONS                           (1,387)         (1,717)

INTEREST (EXPENSE)                                 (640)           (325)

FOREIGN EXCHANGE LOSS                              (109)            (23)
                                              ---------       ---------

NET (LOSS)                                       (2,136)         (2,065)

OTHER COMPREHENSIVE INCOME (LOSS):
   FOREIGN CURRENCY TRANSLATION ADJUSTMENT           (9)            (86)
                                              ---------       ---------

COMPREHENSIVE LOSS
                                              R$ (2,145)      R$ (2,151)
                                              ==========      ==========

BASIC NET (LOSS) PER COMMON SHARE
                                              R$   (.16)      R$   (.19)
                                              ==========      ==========

WEIGHTED AVERAGE BASIC COMMON SHARES
 OUTSTANDING                                  12,933,638      11,071,151
                                              ==========      ==========



                   See Selected Notes to Financial Statements

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)


================================================================================

                                       Common Stock               Additional                          Cumulative
                              -----------------------------         Paid-In                           Translation
                              Shares              Par Value         Capital             Deficit        Adjustment      Total
                              ----------          ----------     --------------     ---------------   -----------    ---------
Balance, January 1, 1998      12,304,484          R$       1     R$      44,698     R$     (11,553)   R$    (245)    R$ 32,901

Insurance of shares upon
  exercise of options              6,154                   -                 23                  -              -           23

Issuance of shares in
  private placements             623,000                   -              1,505                  -              -        1,505

Net loss for the period                -                   -                  -             (6,266)             -       (6,266)

Cumulative translation
 adjustment                            -                   -                  -                  -            (59)         (59)
                              ----------          ----------     --------------     --------------    -----------    ---------


Balance, September 30, 1998   12,933,638          R$       1     R$     46,226      R$     (17,819)   R$     (304)   R$ 28,104
                              ==========          ==========     =============      ==============    ===========    =========



                   See Selected Notes to Financial Statements

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

================================================================================

                                                                                  For  the Nine
                                                                                  Months Ended
                                                                                  September 30,
                                                                     ------------------------------------
                                                                           1998               1997
                                                                     --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss)                                                          R$      (6,266)     R$      (6,403)
 Adjustments to reconcile net (loss) to net cash provided by
  (used in) operating activities:
 Net (loss) on sale of assets                                                    61                   -
 Depreciation and amortization                                                2,909               3,142

 Changes in operating assets and  liabilities:
 (Increase) decrease in:
   Accounts receivable                                                          616              (1,300)
   Inventories                                                                  236                 318
   Other current assets                                                        (249)                274
   Other assets                                                                  29                 (59)
 Increase (decrease) in:
   Accounts payable and accrued  expenses                                    (1,450)             (1,218)
   Payroll and related accruals                                                 386                 281
   Taxes, other than income taxes                                               424                (275)
   Deferred income                                                             (664)                485
   Other current liabilities                                                   (353)                355
                                                                     --------------      --------------

         NET CASH  (USED IN)  OPERATING ACTIVITIES                           (4,321)             (4,400)
                                                                     --------------      --------------

CASH FLOWS FROM INVESTING ACTIVITIES :
 Capital expenditures                                                        (1,933)               (605)
 Proceeds from sale of assets                                                   323                   -
                                                                     --------------      --------------

         NET CASH (USED IN) INVESTING  ACTIVITIES                            (1,610)               (605)
                                                                     --------------      --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net change in borrowings                                                     3,383                (986)
 Proceeds from private placement                                              1,505               6,168
 Proceeds from exercise of options                                               23                   -
                                                                     --------------      --------------

         NET CASH PROVIDED BY FINANCING  ACTIVITIES                           4,911               5,182
                                                                     --------------      --------------

EFFECT OF FOREIGN EXCHANGE RATES                                                (58)               (203)
                                                                     --------------      --------------
NET (DECREASE) IN CASH AND CASH  EQUIVALENTS                                 (1,078)                (26)

CASH AND CASH EQUIVALENTS, BEGINNING OF  PERIOD                               1,522               1,556
                                                                     --------------      --------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                             R$         444      R$       1,530
                                                                     ==============      ==============




                   See Selected Notes to Financial Statements

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

              SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

================================================================================

NOTE 1 - FINANCIAL STATEMENT PRESENTATION
-----------------------------------------

    The accompanying financial statements have been prepared by Brazil Fast Food Corp. (the "Company"), without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1998 and for all periods presented have been made. The results of operations for the period ended September 30, 1998 are not necessarily indicative of the operating results for a full year. Unless otherwise specified all reference in these financial statements to (i) "Reais", the "Real" or "R$" are to the Brazilian Real (singular), or to Brazilian Reais (plural), the legal currency of Brazil, and the (ii) "U.S. Dollars" or "$" are to United States Dollars.

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

NOTE 3 - COMPREHENSIVE INCOME
-----------------------------

     In 1998, the Company adopted SFAS No.130, "Reporting Comprehensive Income", which requires the Company to display comprehensive income and its components in the financial statements. In the Company's case, comprehensive income includes net loss and the change in the Company's cumulative translation adjustment.

NOTE 4 - RECONCILIATION TO BRAZILIAN GAAP
-----------------------------------------

     The following reconciliation is provided to facilitate an understanding of the differences in financial reporting between generally accepted accounting principles ("GAAP") used in the United States as compared with those used in Brazil.

                                                           Income     Stockholders'
                                                          Statement      Equity
                                                          -----------  -----------

     Balances, September 30, 1998 using U.S. GAAP         R$  (6,266)  R$   28,104
     Adjustments for constant currency purchasing
       power and foreign translation adjustments                  48        (4,912)
     Adjustments under purchase accounting
       from Acquisitions                                      (1,120)       (4,862)
     Accounting for pre-operating expenses                        45         1,093
     Accounting for deferred income                              414           655
     Present value adjustments                                   (20)         (101)
     Accounting for capitalized leases                            (6)            8
                                                          -----------  -----------

     Balances, September 30, 1998 using Brazilian GAAP    R$  (6,905)  R$   19,985
                                                          ===========  ===========

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF RESULTS OF OPERATIONS AND LIQUIDITY
                             AND CAPITAL RESOURCES


RESULTS OF OPERATIONS

     The following comparative unaudited financial data of the Company for the nine months ended September 30, 1997 and September 30,1998, respectively, are herein included and commented upon an effort to facilitate a meaningful presentation of the evolution of the Company's operating results.

     Since the implementation of the Real Plan in June 1994, the Brazilian economy has experienced declining levels of inflation rates, with a cumulative inflation rate for the three-year period from July 1994 to June 1997, as measured by the IGP-M (a Brazilian General Price Index), of 54%. The inflation rate since June 30, 1997 and through September 30, 1998, as measured by the IGP-M, was approximately 3.5% per annum. Considering the above, Management has made the determination that Brazil should no longer be considered a highly inflationary economy from July 1, 1997 onward, pursuant to FASB 52.

     Accordingly, operating results for the periods ended June 30, 1997 presented in the accompanying financial statements have been indexed and expressed in currency of constant purchasing power of June 30, 1997 by using a monthly index derived from the IGP-M index. The Company believes that the IGP-M index is an appropriate general price inflation indicator to be used under US GAAP.

                                                      Nine  Months                                Nine months
                                                         Ended                                       Ended
                                                    September 30, 1997        %               September 30, 1998        %
                                                  ----------------------    -----           ------------------------  -----
                                                      (In thousands)                             (In thousands)
NET OPERATING REVENUES:
- Restaurant sales                                       R$53,343                                  R$ 48,183
- Franchise income                                          1,033                                      1,418
- Other income                                              1,214                                      1,595
                                                         --------                                  ---------

TOTAL NET OPERATING REVENUES                               55,590              100.0                  51,196            100.0
                                                         --------              -----               ---------            -----

COSTS AND EXPENSES:
- Cost of restaurant sales                                 18,839               33.9                  17,670             34.5
- Restaurant payroll and other employee benefits           13,170               23.7                  11,881             23.2
- Restaurant occupancy costs and other expenses             5,430                9.8                   5,535             10.8
- Depreciation and amortization                             3,142                5.7                   2,908              5.7
- Other operating  expenses                                 8,201               14.8                   7,733             15.1
- Selling expenses                                          3,473                6.2                   2,942              5.7
- General and administrative expenses                       8,484               15.3                   6,885             13.4
                                                         --------              -----               ---------            -----

TOTAL COSTS AND EXPENSES                                   60,739              109.3                  55,554            108.5
                                                         --------              -----               ---------            -----

LOSS FROM OPERATIONS                                       (5,149)              (9.3)                 (4,358)            (8.5)

- Interest expense                                         (1,254)              (2.3)                 (1,908)            (3.7)
                                                          -------               ----                --------            -----

 NET LOSS                                               R$ (6,403)             (11.5)              R$ (6,266)           (12.2)
                                                        =========              =====               =========            =====


Restaurant Sales

     Systemwide gross sales increased from R$ 77,275,000 for the nine months ended September 30, 1997 to R$ 86,850,000 for the same period of 1998, primarily due to an increased number of franchised retail fast food outlets.

     Net restaurant sales from Company-owned stores were R$ 53,343,000 and R$ 48,183,000 for the nine months ended September 30, 1997 and 1998, respectively, a decrease from period to period of approximately 9.7%. During the period from October 1, 1997 to September 30, 1998, the Company opened 8 new outlets, closed 3 unprofitable outlets and sold 12 outlets to franchisees, resulting in 75 Company-owned retail fast food outlets at September 30, 1998 as compared with 82 such outlets at September 30, 1997.

     Same store sales declined by 6.6% for the nine months ended September 30, 1998 when compared to the nine months ended June 30, 1997. This decline is primarily attributable to an economic recession, initially stemming from the so-called "Asian Crisis" and exacerbated thereafter by the worsening Russian economy, which resulted in a significant outflow of foreign investment. Measures taken by the Brazilian Central Bank to stem such outflow included two interest rate increases in September 1998, which substantially increased the cost of consumer indebtedness, with a corresponding reduction in discretionary consumer spending. Consumer spending was also adversely affected by economic concerns engendered by the then uncertain outcome of scheduled Brazilian national elections. This decline was also impacted by across-the-board product price reductions of approximately 5%, as well as temporary discounts, both implemented by the Company in an effort to improve store traffic.

Franchise Income

     Franchise income was R$ 1,033,000 and R$ 1,418,000 for the nine months ended September 30, 1997 and 1998, respectively. The increase of 37.1% is primarily attributable to the growth in franchised locations, from an average of 50 units for the nine months ended September 30, 1997 to an average of 79 in the comparable 1998 period. The increased number of franchisees also resulted in the Company's receipt of increased royalty fees. Franchise income was partially reduced by the opening of new stores with lower sales levels than those previously in operation. A number of these stores are located in smaller cities or were opened in kiosks in locations having close proximity to other BOB's restaurants.

     Through the period from October 1, 1997 to September 30, 1998, the Company, as noted above, sold 12 of its restaurants to franchisees. These stores, which either had low profitability or, in some cases, operating losses, were located at a distance from both Rio de Janeiro and Sao Paulo, the primary focus of the Company's operations. The Company's historical experience has shown that franchisee administration can enhance the profitability of such stores, primarily as a result of (i) lower taxation (tax incentives from Federal and state governments to small companies); (ii) better knowledge of specific markets and their local customs; and lower operating expenses. In certain situations, the Company has provided incentives in the form of reduced royalties to franchisees for a period of time.

Other Income

     Other income was R$ 1,214,000 and R$ 1,595,00 for the nine months ended September 30, 1997 and 1998, respectively, and is comprised of income derived from suppliers pursuant to exclusivity agreements, from marketing fees charged to franchisees, and from initial fees paid by new franchisees. The increase of 31.4% from period to period is primarily attributable to the increase in the number of franchised outlets, noted above.

Cost of Restaurant Sales

     Cost of restaurant sales expressed as a percentage of net operating revenues were 33.9% and 34.5% for the nine months ended September 30, 1997 and 1998, respectively. The increase is due to an approximately 2% increase in the cost of certain items such as bread and soft drinks, caused mainly by increased taxation, and was partially offset by concessions negotiated with some suppliers of such items during the first nine months of 1998.

Restaurant Payroll and Other Employee Benefits

     Restaurant payroll and other employee benefits expressed as a percentage of net operating revenues decreased from 23.7% for the nine months ended September 30, 1997 to 23.2% for the nine months ended September 30, 1998, mainly due to an ongoing personnel reduction program first initiated in 1997, which resulted in a reduction in the total number of assistant store managers, as well as in the average number of store employees from 25 in September 1997 to 23 by September 1998. Further contributing factors to this decline include reductions in employee medical costs, night shift differentials and transportation benefits. This decrease was partially negated by salary increase mandated by union-driven agreements (4% increases for Rio de Janeiro employees since October 1997).

Restaurant Occupancy Costs and Other Expenses

     Restaurant occupancy costs and other expenses expressed as a percentage of net operating revenues were approximately 9.8% and 10.8% for the nine months ended September 30, 1997 and 1998, respectively. The increase is mainly due to minimum rents, which have to be restated every year to reflect the effect of inflation (currently at approximately 3.5% per annum). In addition, the sale of 12 Company-owned stores to franchisees, noted above, included 2 stores which prior to their sale were located in Company-owned properties, which changed the correlation between restaurant operating costs and net operating revenues since the newly opened stores were relocated to leased properties.

Depreciation and Amortization

     Depreciation and amortization expressed as a percentage of net operating revenues was essentially a constant at approximately 5.7% for each of the nine month periods ended September 30, 1997 and 1998, respectively.

Other Operating Expenses

     Other operating expenses expressed as a percentage of net operating revenues were approximately 14.8% and 15.1% for the nine months ended September 30, 1997 and 1998, respectively. The increase reflects the effect of annual inflationary adjustments of service contracts (primarily accounting and maintenance), partially offset by negotiated reductions and non-renewals of certain of such contracts.

Selling Expenses

     Selling expenses decreased from 6.2% during the nine month ended September 30, 1997 to 5.7% for the comparable l998 period. The decrease is primarily attributable to internal cost efficiencies implemented by the Company during the 1998 period.

General and Administrative Expenses

     General and administrative expenses expressed as a percentage of net operating revenues were approximately 15.3% and 13.4% for the nine months ended September 30, 1997 and 1998, respectively. General and administrative expenses for the nine months ended September 30, l997 included approximately R$ 600,000 of non-recurrent charges arising primarily from: (i) higher professional fees attributable to financing activities and regulatory filings; (ii) a write-off of obsolete equipment; and (iii) a partial write-off of certain deferred charges. By way of contrast, general and administrative expenses for the nine months ended September 30, 1998 include non-recurring credits of approximately R$ 330,000 attributable to a reversal of excess labor contingencies that had been previously established by the Company based upon its historical experience and gains derived from the final settlement of amounts owed to the Company's prior owner. In order to reduce its monthly general and administrative expenses in 1998, the Company spent approximately R$ 220,000 on fixed assets and improvements and approximately R$ 200,000 on employee termination charges, which are non recurring items and which will result in a reduction of monthly cash expenditures of at least R$ 250,000. Without giving effect to such non-recurring charges and credits, as applicable, general and administrative expenses as a percentage of total net operating revenues for the nine months ended September 30, 1997 and 1998 were approximately 14.2% or R$ 7,884,000 and 14.1% or R$ 7,215,000,
respectively. The reduction is mainly due to: (i) reductions in the number of administrative personnel, implemented during the latter half of 1997 and throughout the nine month period ended September 30, 1998; (ii) increased office automation; (iii) relocation of the Company's executive and principal administrative offices to a Company-owned facility; (iv) termination of a stategic consulting agreement with Hardee's, which had cost the Company R$ 290,000 during the first nine months of l997; and (v) a number of other smaller cost reductions.

Interest Expense

     Interest expense expressed as a percentage of net operating revenues was approximately 2.3% and 3.7% for the nine months ended September 30, l997 and 1998, respectively.

     Interest expense reflects an increase in the Company's total indebtedness stemming from borrowings to satisfy the final payment to the Company's prior owner in March l998 of approximately R$ 3,000,000 which was funded on a short term basis by the Company's existing credit facilities. Such indebtedness was converted into long term debt owed to a Brazilian financial institution at a lower interest rate during the Summer of 1998 .

Seasonality

     The Company's revenues are subject to seasonality as over 20% of its sales are generated during the Brazilian summer months of December and January due to local customs and traditions such as Christmas shopping and school vacation.

Liquidity and Capital Resources

     Since March 19, 1996, the Company has funded its operating losses of R$17,819,000 and made acquisitions of business and capital improvements, including store remodeling, by using cash remaining after the closing of the Venbo acquisition, by borrowings, and proceeds from private placements of its securities. At September 30, 1998, the Company had R$444,000 in cash on hand and a deficiency in working capital of R$720,000.

     The Company's capital requirements are primarily for the expansion of its retail operations. For the nine months ended September 30, 1998, the Company's EBITDA was negative R$1,450,000. The Company believes it is able to fund its continuing operations through reliance, if required, upon its existing credit facilities. During 1998, the Company intends to continue to focus its efforts on expanding both the number of its franchisees and its franchised outlets, neither of which are expected to involve significant capital expenditures by the Company.

     The Company has obtained long term credit facilities from a Brazilian banking institution amounting to approximately R$3,000,000 (equivalent to $2,650,000) which bears interest in US dollars at the rate of 13% per annum. In addition, the Company has obtained short-term credit facilities from several banks in Brazil, which the Company believes are sufficient to sustain its working capital needs through the low seasons of the year.

     The Company's continued operations is dependent in part, upon its ability to increase sales volume through enhancements of its stores, including but not limited to new computerized systems and refurbishment of interior designs, and expansion of its franchise network. These activities will require additional cash expenditures. The Company believes that cash flow from operations, combined with bank borrowings, discussed above, as well as continued growth in franchising and equity sales, will enable the Company to continue in business.


Year 2000

        The Company has performed a review of its Year 2000 preparedness relative to its products and systems, its accounting software and its computer hardware. The Company believes that it will not incur material costs in connection with becoming Year 2000 compliant. In addition, the Company has received communications from its significant third party vendors and service providers stating that they are generally on target to become Year 2000 compliant in 1999 if they have not already done so. There can be no assurance that these third party vendors and service provides will complete their own Year 2000 compliant projects in a timely manner and that failure to do so would not have an adverse impact on the Company's business.

Quantitative and Qualitative Information About Market Risk

         The Company does not engage in trading market risk sensitive instruments and does not purchase hedging instruments or "other than trading" instruments that are likely to expose the Company to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. The Company has issued no debt instruments, entered into no forward or future contracts, purchased no options and entered into no swaps. The Company's primary market risk exposure is that of interest rate risk. A change in Brazilian interest rates would affect the rate at which the Company could borrow funds under its several credit facilities with Brazilian banks and financial instruments.


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

                              Brazil Fast Food Corp.
                                  (registrant)


                              By:   /s/Peter van Voorst Vader
                                  ----------------------------------------
                                    Peter van Voorst Vader
                                    Chief Executive Officer
                                    (Principal Executive Officer)


                              By:   /s/Carlos Henrique da Silva Rego
                                  ----------------------------------------
                                    Carlos Henrique da Silva Rego
                                    Chief Financial Officer
                                    (Principal Financial and
                                    Accounting Officer)