Form 10-K
period 1998-12-31
BRAZIL FAST FOOD CORP
filed 1999-04-01
CIK 914537

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

(Mark One)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 1998
OR
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

Av. Brasil
6431 - Bonsucesso
CEP 21040-360
Rio de Janeiro, Brazil                                    N/A
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code: 55-21-560-5090


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

                               -----------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X    No
                                                ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDING DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes           No
                         ---          ---

     The number of shares outstanding of the Registrant's common stock is 12,933,638 (as of March 30, 1999).

     The aggregate market value of the voting stock held by non-affiliates of the Registrant is $4,768,212 (as of March 30, 1999).


                      DOCUMENTS INCORPORATED BY REFERENCE

     Registrant's Proxy Statement for its Annual Meeting of Stockholders to be convened on May 28, 1999.

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

                              --------------------

                                     PART I


ITEM 1.   BUSINESS


(a)  General Development of Business

     Brazil Fast Food Corp., through its wholly-owned subsidiary, Venbo Comercio de Alimentos Ltda., a Brazilian limited liability company which conducts business under the trade name "Bob's", owns and, directly and through franchisees, operates the second largest chain of hamburger fast food restaurants in Brazil.

Recent Developments
-------------------

     Brazil is currently in the midst of an economic recession, as a consequence of which consumers have less discretionary income to spend at retail establishments, including "fast food" restaurants such as Bob's. The recession stems in part from the global economic crisis which spread from Asia and Russia to Brazil in 1998, coupled with concern that the Brazilian government would not be able to reduce public spending due to opposition within and without the government. The recession and the outflow of foreign investment from Brazil forced Brazil to devalue its currency on January 13, 1999, resulting in higher interest rates and inflation.

     The recession and resultant lack of discretionary consumer spending has materially adversely affected the Company's operating results for the year ended December 31, 1998. Although Brazil ultimately reached an agreement with the International Monetary Fund (the "IMF") whereby the IMF granted to Brazil, subject to certain conditions, a $40 billion economic aid package and there are some recent positive economic signs, i.e., relative stabilization of the real following several months of volatility and modest interest rate reductions, there can be no assurances that Brazil's recessionary economy will materially improve during 1999 or that the Company's 1999 operating results would be positively affected by any such improvement. See "Management's Discussion and Analysis of Financial Condition and Results of Operation."


(b)  Financial Information About Industry Segments

     Not applicable


(c)  Narrative Description of Business

History of "Bob's"
------------------

     The first Bob's restaurant was established in 1952 by Bob Falkenburg, an American Wimbledon tennis champion. Mr. Falkenburg opened his first restaurant on Copacabana Beach, selling hamburgers, hot-dogs, french fries and milk shakes. Following upon the success of the first Bob's, Mr. Falkenburg opened another six in the metropolitan Rio area. He ran the business for 22 years and sold it to Libby McNeil E. Libby USA in 1974. After acquiring such business, Libby opened additional outlets and broadened the menu. In 1982 Nestle Ind'l Com'l Ltd. purchased the worldwide businesses of Libby, including Bob's. Nestle ran the business until 1987, when it was sold to Vendex International N.V., which in turn sold the business to the Company on March 19,1996.


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

     Historically, Bob's restaurants were distinguishable from other "fast food" operations by their unique service design whereby customers would place and pay for their order on one line and pick up their order on another line. Cooks would prepare orders then "cook" as read to them by the counter service representative who took the order. The Company has recently changed this two line system into a single line system, which has improved both the quality and speed of service, while retaining the Company's cooked-to-order philosophy.
This change has been made possible by deployment of Company-developed software, which facilitates communication between the counter personnel and the kitchen staff. Under this new system, as each order is input by a service representative into a countertop terminal, it also appears on a computer screen in the kitchen. The new system assures that each customer will receive his or her food rapidly while retaining cooked-to-order offerings.

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

     Bob's prices are consistently positioned at the same level as those for comparable products offered by its major competitors. Management attempts to maintain the overall cost of a Bob's meal to be competitive with lunch prices covered at the popular street snack bars known as "lanchonetes".

     Originally, Bob's restaurants were built as counter service facilities to accommodate its initial primary clientele of teenagers. In keeping with its current efforts to attract family oriented customers, all Bob's restaurants built since 1980 have included seating facilities. In addition, approximately one-half of the 26 pre-1980 restaurants have been renovated to update the decor, expand the seating facilities and provide air conditioning. Bob's restaurants have an identifiable style highlighted by their distinctive red and white color theme, which is used on all Bob's signage as well as paper goods. The Bob's style is carried through in the uniforms worn by Bob's personnel, which are occasionally modified to feature hats and shirts used in Bob's promotions.

     For the past several years, Bob's has been the exclusive provider of hamburgers and related items at three of Brazil's largest special events - Carnivale, the one week festive period which precedes the advent of Lent, the Formula One Automobile Racing Championships and the Motorcycle Grand Prix. In addition, Bob's products are sold at other special events throughout Brazil, including boat fairs, automobile fairs and State rodeos. Using custom constructed trailers and moveable kiosks, Bob's is able to offer most of its products at temporary locations for the duration of each special event. In addition to providing an additional source of revenues, Bob's visibility is enhanced by signage that can be picked up via television coverage of the special event and by reaching a consumer market where the Company may not have a permanent outlet.

     The following table presents information concerning openings and closings of Company-owned and franchised restaurants for the years ended December 31, 1998, 1997 and 1996(a):


                               Year Ended December 31,
                              --------------------------
                                 1998      1997    1996
                              ----------  ------  ------

Company-Owned Restaurants:
     Opened during Period           1          7      30
     Closed during Period           3          1       0
     Sold to franchisees           15          9       0
     Open at end of Period         60         77      80

Franchised  Restaurants:
     Opened during Period     26(b)           23      17
     Closed During Period           2          1       3
     Open at end Period            80         56      34
--------
(a) Does not include trailers and kiosks used for temporary locations.

(b) Includes 15 Company-owned restaurants sold to franchisees during the year ended December 31, 1998.


     The Company has the opportunity from time to time to acquire the interests of and to sell restaurants to franchisees, and management anticipates that the Company may engage in such transactions in the future. The Company generally retains a right of first refusal in connection with any proposed sale of a franchisee's interest.

     The following table presents information concerning the average guest check per customer and the sales distribution by meal period for Company-owned restaurants for the years ended December 31, 1998, 1997 and 1996:

                              Percent of Total Daily Sales        Average Guest Check Per Person
                              ----------------------------        ------------------------------
----------------------------------------------------------------------------------------------------
                               1998         1997         1996       1998        1997        1996
                              ------       ------       ------     ------      ------      ------
----------------------------------------------------------------------------------------------------

Lunch (10:00am - 5:00pm)       51.0%        50.1%        70.0%     R$4.60      R$4.01      R$4.79
-----------------------------------------------------------------------------------------------------

Dinner (5:00pm - 10:00pm)      49.0%        49.9%        30.0%     R$4.70      R$4.30      R$5.11
                              -----        -----        -----      ------      ------      ------
----------------------------------------------------------------------------------------------------
Total                         100.0%       100.0%       100.0%     R$4.65      R$4.16      R$4.89
                              =====        =====        =====      ======      ======      ======


     The Company strives to maintain quality and uniformity throughout all Company-owned and franchised restaurants by publishing detailed specifications for food products, food preparation, and service, by continuous in-service training of employees, and by field visits from Company supervisors. Quality control at each restaurant is undertaken by the store manager, who visually inspects the products as they are being prepared for cooking. The manager also keeps a record of the expiration date of the products in inventory. In the case of franchisees, field visits are made by Company personnel who review operations and make recommendations to assist in compliance with Company specifications.

     The Company's quality control inspectors are also sent to each restaurant periodically to conduct a review of the food stock. These inspectors also take samples of the water used at each restaurant in the preparation of food and drinks as well as random samples of one food item which are taken to a contract laboratory for a microbiological analysis.


Growth Strategy
---------------

     Brazil's population of 160 million is the sixth largest in the world and is expected to increase to 180 million by the year 2000. Sao Paulo, Brazil's largest city, has 10 million residents and a metropolitan area population of 17 million persons. Rio de Janeiro, Brazil's second largest city, has 5.5 million residents and a metropolitan area population of 11 million persons. Eight other metropolitan areas have populations in excess of one million. According to Media Data '98, a non-affiliated consulting concern, the average annual income for the population of nine major markets in Brazil, including Sao Paulo and Rio de Janeiro, was as follows: R$70,728 for 1% of such population, R$44,916 for 4% of such population, R$29,328 for 7% of such population, R$19,368 for 12% of such population, R$10,128 for 31% of such population, R$5,220 for 33% of such population and R$2,748 for 12% of such population. The study, which took into account income and spending habits of the targeted population, concluded that the fast food market is one of Brazil's fastest growing business segments and that Brazil's fast food market could exceed 60,000,000 customers. Based upon the foregoing, management believes there is significant room for expansion in the Brazilian fast food market, notwithstanding the current recession.

     Management is currently focusing the Company's growth efforts upon the development of new franchises, especially in northern Brazil, where competition is not as intense as in other urban areas. Management also intends to enter into territory agreements with franchisees pursuant to which the franchisee will commit to the development of several Bob's restaurants in a particular region. Management also anticipates taking advantage of the continuing construction and development of shopping malls in Brazil, where food fast can be a significant profit center.

     In addition, management expects to continue to capitalize on Venbo's 47 year history in Brazil. As a locally based company, Venbo believes it has the capacity to understand and respond to consumer taste preferences in developing additional local markets and test marketing new products and concepts.

     Management will also take advantage of its customized trailers and moveable kiosks--unique among the Company's competitors--to continue to maximize its ability to cater to special events and temporary markets, and also to test certain markets on a temporary basis.

     During the year ended December 31, 1998, the Company entered into substantially similar agreements with each of Petrobras and Ipiranga, the two largest Brazilian gasoline retailers with approximately 7,200 and 5,600 outlets, respectively, which provide that the Company and, respectively, Petrobras and Ipiranga, as applicable, will jointly select sites for development, each to include both a Bob's restaurant and a retail gas station. The Company contemplates that substantially all of such sites will be built, owned and operated by present and future Company franchisees. The Company and these gasoline retailers will share royalties payable by each franchisee operating a joint restaurant/gas retail station.

     In conjunction with its growth plans for the Company, management is constantly evaluating new means of maximizing the efficiency of the Company's operations.

     The Company is implementing a new computer system which will facilitate automated transmission of daily sales receipts, inventory levels, and personnel utilization data from each retail outlet to the Company's headquarters. As of December 31, 1998, the Company had installed this computer system in restaurants accounting for approximately 42% of 1998's total sales revenues. Management expects to have this computer system installed in all Bob's restaurants by June 1, 1999.

     Management is continuing to explore alternate distribution channels for the Company's products to maximize consumer exposure in an economically efficient manner. Management expects to utilize the "store-within-a-store" concept whereby the Company will either rent space from a larger non-competitive retail consumer operation or will rent space in its own outlet to other non-competitive fast food providers, thereby maximizing consumer traffic while minimizing costs of operation. The Company currently rents space in two of its Sao Paulo stores to Dunkin' Donuts, which does not compete directly with Bob's, but offers complementary products.


Franchise Program
-----------------

     Each Company franchise agreement provides for a franchisee of a traditional Bob's restaurant to make an initial payment of $30,000 (or $20,000 for a compact store) and to pay additional fees equal to 4% of the franchisee's gross sales in its first two years of operation and 5% of monthly gross sales thereafter. In addition, franchisees pay 4% of monthly gross sales for cooperative advertising. The franchise agreement also provides that the franchisee must use Company approved supplies and suppliers and must build each franchised outlet in accordance with Company specifications at Company approved locations. The term of a majority of the franchise agreements is 10 years, with a few agreements having 5 year terms.

     At present, approximately 9 months elapse between the Company's initial contact with a prospective franchisee and the opening of a franchised outlet. After the initial meeting, and if the potential franchisee meets certain basic conditions, such as significant business experience, financial resources and knowledge of the market in the area where the franchise will be located, a preliminary agreement is signed. Prospective franchisees are required to pay the obligations and responsibilities of each party, including the franchising fees and a non-refundable fee equal to 50% of the initial franchising fee to partially compensate the Company for the cost of a three-month training program to familiarize the prospective franchisee with the operation. After approximately three months, a final franchising contract is signed outlining the obligations and responsibilities of each party, including the franchising fees and promotion commissions to be paid to the Company. The franchisee then begins a three-month training program. Construction of the restaurant typically begins at the beginning of the training program and is generally completed within three to six months. The franchising fee is sufficient to cover all training expenses incurred by the Company.

     In some cases, the contracts negotiated with existing franchisees have differed from the standard described above to accommodate specific requirements and characteristics of the franchisee. The Territory Agreement has been, and management expects that it will be, used with franchisees located in areas where the Company has determined that it is in its best interest to establish two or more stores within a geographic region. The Territory Agreements incorporate the same terms and conditions of the Company's franchise agreements, but also provide for the franchisee to commit to opening an agreed-upon number and type of stores within a specified time-frame. In a limited number of instances, the Company may grant franchisees exclusive territorial rights if the Company believes such grants would further the development of new market opportunities.

     Under Brazilian law, the Company cannot dictate the price at which franchisees sell their products, although in general, franchisee prices mirror the prices at company-owned stores.

     The Company receives 50 to 70 inquiries monthly from potential franchisees. A steering committee formed by the Company's top management receives formal franchising proposals and reviews them to determine which should be accepted.

     In addition to the 53 franchisees who, collectively, operated 92 outlets, including two kiosks, at December 31, 1998, the Company has signed final franchising contracts with 11 new franchisees to open and operate a like number of additional outlets, to be located in the States of Rio de Janeiro, Sao Paulo, Mato Grosso de Sul, Brasilia, Rio Grande do Norte and Maranhao. The majority of these additional outlets are scheduled to begin operations prior to the end of 1999.

     The Company has been the recipient of numerous awards from the Brazilian Franchise Association, an independent trade organization, including

     .    quality seal for the years 1998, 1997 and 1996.
     . best Brazilian franchise operation in 1997 out of approximately 1,000 candidates.

Advertising and Promotions
--------------------------

     The Company utilizes television, radio, and a variety of promotional campaigns to advertise its products. The Company's primary promotional campaign in 1996, a four-in-one meal, consisting of a sandwich, french fries, a drink and dessert for one value price, was well received, and has been a feature on the regular menu since 1997.

     The Company introduced colorful cardboard boxes imprinted with the "Bob's" symbol for the Company's premium sandwich offerings in 1997, replacing paper bags, thereby enhancing Bob's quality image.

     In September 1997, the Company launched a new line of chicken products in an effort to capitalize upon customers' requests for "health-oriented" food offerings. One of these products, a chicken steak sandwich, has become one of the Company's best selling offerings.

     In June 1998, the Company launched the "Bob's Dog," an extra-large hot dog with two different sauces. The Company intends to give customers the option to order their hamburgers with bacon during 1999.

     The Company and its advertising agency annually develop a multi-media marketing program to advertise the restaurant network in its primary markets. The Company periodically develops 15 and 30 second television commercials which, typically, are aired one to six times a day for a 15-day period. Temporary product discounts are offered in Rio de Janeiro and Sao Paulo through radio and television advertising several times a year. Other successful promotional programs have included offering products tied into popular movies with certain value meals, and selling specially produced hats at a discount with certain value meals. Bob's outlets also offer a "kids meal" which includes three food items and a small packaged toy. Certain outlets offer special services for children's birthday parties and also feature appearances by "Bobi", Bob's mascot. All these programs are reinforced by visual tools, such as banners, posters and place mats.

     The Company keeps franchisees informed of current advertising techniques and effective promotions and makes the Company's advertising materials available to the franchisees. Each franchise agreement provides that franchisees will spend 4% of their monthly gross receipts for advertising and promotions. Individual stores also develop promotional programs to attract additional clientele or to assist in the implementation of expanded business hours. These promotions are paid for by each outlet. The Company commits approximately 4% of system wide gross sales to its marketing activities.

     The Company is a participant in a joint retail marketing effort initiated in 1998 in Rio de Janeiro, together with Shell, Lojas Americanas (one of the biggest department stores in Brazil) and Sendas (one of the biggest supermarket chains in Brazil), of memberships in "Smart Club," which offers special premiums to repeat customers. This ongoing program will be expanded during 1999 to encompass other areas of Brazil.


Sources of Supply
-----------------

     The Company and its franchisees have not experienced any material shortages of food, equipment, fixtures, or other products which are necessary to restaurant operations. Management anticipates no such shortages of products and, in any event, believes that alternate suppliers are available.

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

     The Company participates in joint promotion and marketing programs with Coca-Cola for its soft drink products and with Novartis Nutricion for its Ovomaltine chocolate, as well as for hamburger meat and a popular Brazilian brand of iced tea.


Trademarks
----------

     Management believes that the Company trademarks and service marks, all of which are owned by the Company, are important to its business.

     The Company's trademarks and service marks have been registered in the Brazilian trademark office. These trademarks and service marks expire at various times from 1999 to 2007. Renewals of these trademarks and service marks generally have been obtained prior to their expiration.


Competition
-----------

     In terms of the number of retail outlets, the Company is the second largest food service organization in Brazil. Each Bob's restaurant is in competition with other food service operations within the same geographical area. The Company competes with other organizations primarily through the quality, variety, and value perception of food products offered. The number and location of units, quality and speed of service, attractiveness of facilities, and effectiveness of marketing are also important factors. The price charged for each menu item may vary from market to market depending on competitive pricing and the local cost structure.

     Based on several articles which have appeared in independent Brazilian newspapers and periodicals, the Company believes that it and McDonald's are the market leaders in the hamburger fast food business in Rio de Janeiro and Sao Paulo. Statistical data drawn from these articles indicate that the Company's share of the fast food hamburger chain market approximated 11.0%, 11.2% and 11.5% during the years ended December 31, 1998, 1997 and 1996, respectively. McDonald's, which ended 1998 with approximately 590 outlets including 81 kiosks, accounted for substantially all of the balance of this market. At the end of

1997, McDonald's Brazilian outlets and kiosks approximated 490 in the aggregate.

     Pizza Hut ended 1998 with 63 fast food pizza outlets in Brazil, as contrasted with 110 outlets at the end of 1997 and 132 at the end of 1996. Subway, which had undertaken an expansion program in late 1996 and early 1997, closed several outlets by the end of 1997 (some of which were subsequently taken over by the Company and reopened as "Bob's" outlets). Domino's Pizza, which also withdrew from the Brazilian market in 1997, opened 9 stores in 1998 with the intention to open 17 more in the next year. Arby's ended 1998 with 24 outlets. Habib's, a Middle Eastern fast food chain ended 1998 with approximately 130 outlets.

     The Company's competitive position is enhanced by its use of fresh ground beef and special flavorings, made-to-order operations, comparatively diverse menu, use of promotional products, wide choice of condiments, atmosphere and decor of its restaurants and its relatively long history in Brazil. Management believes that the use of moveable trailers and kiosks, which are not utilized by competitors, affords the Company a competitive advantage over its competitors. Management also believes that Venbo, as a Brazilian-based company, has the advantage over its American competitors of being able to readily understand and respond to local consumer preferences.


Personnel
---------

     As of December 31, 1998, the Company, including its franchisees, employed 3,203 persons, of whom 1,576 were employed in Company-owned restaurants. The total number of full-time employees at that date was 1,360, of which 216 were temporary personnel. The Company is reducing the number of hours in each worker's shift, from 8 hours to 6 hours, in order to increase productivity.

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


Government Regulation
---------------------

     The Company and its franchisees are subject to regulatory provisions relating to the wholesomeness of food, sanitation, health, safety, fire, land use and environmental standards and where applicable, liquor licensing as it relates to serving beer in selected restaurants. Suspension of certain licenses or approvals due to failure to comply with applicable regulations or otherwise, could interrupt the operations of the affected restaurant. The Company and its franchisees are also subject to Brazilian federal labor codes establishing minimum wages and regulating overtime and working conditions.

     Franchising regulations at the federal level were enacted in Brazil at the end of 1994 and the Company is in compliance with such regulations. Should any further laws applicable to franchise relationships and operations be enacted, the Company is unable to predict their effect on its operations. The Company is in material compliance with all regulatory provisions relating to operations.

     Brazil does not impose any price regulations on the Company.



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


Risks Relating to Operations

Operating Losses; Accumulated Deficit; Need for Additional Financing; Qualified Report of Independent Auditors

     For the year ended December 31, 1998, the Company incurred a net loss of
R$14,349,000.   The Company's accumulated deficit at December 31, 1998 was
R$25,902,000 and its working capital deficit at such date was R$10,189,000. The Company's plans to expand its retail operations may be significantly curtailed unless it obtains additional financing. There can be no assurance as to the availability or, if available, the terms of any such additional financing. See "Management's Discussion and Analysis -Liquidity and Capital Resources."

Independent Auditors' Report

     The independent auditors' report upon the Company's consolidated financial statements comprising a portion of this Annual Report includes an explanatory paragraph stating that such financial statements have been prepared assuming the Company's continuity as a going concern and also stating that the Company has suffered recurring losses from operations, has a net capital deficiency and has incurred negative cash flows from operations, which raises substantial doubt about the Company's ability to continue as a going concern. See Note 2 to "Management's Discussion and Analysis - Liquidity and Capital Resources" and
Note 2 to the Consolidated Financial Statements.

Competition

     The restaurant industry, and particularly the fast food segment, is highly competitive with respect to price, service, food quality (including taste, freshness, healthfulness and nutritional value) and location. The Company and its franchisees face competition from a broad range of other restaurants and food service establishments. These competitors include international, national and local fast food chains. The Company's most significant competitor is McDonald's, whose restaurants offer food products similar to those offered by Bob's restaurants, at comparable prices. Several other international competitors are present in the Brazilian fast food market, including Arby's, Subway, Habib's and Pizza Hut. McDonald's, in particular, has vastly greater over-all financial and other resources than the Company.

     The fast food industry is characterized by the frequent introduction of new products, accompanied by substantial promotional campaigns. In recent years, numerous companies in the fast food industry have introduced products positioned to capitalize on growing consumer preference for food products that are, or are perceived to be, healthful, nutritious, low in calories and low in fat content. The Company is subject to increasing competition from companies whose products or marketing strategies address these consumer preferences. There can be no assurance that consumers will continue to regard Bob's products as sufficiently distinguishable from competitive products, that substantially equivalent products will not be introduced by the Company's other competitors or that the Company will be able to compete successfully.

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

Government Regulation

     The Company and its franchisees are subject to regulatory provisions relating to the wholesomeness of food, sanitation, health, safety, fire, land use and environmental standards. Suspension of certain licenses or approvals due to failure to comply with applicable regulations or otherwise, could interrupt the operations of the affected restaurant. The Company and its franchisees are also subject to Brazilian federal labor codes establishing minimum wages and regulating overtime and working conditions. Changes in such codes could result in increased labor costs that could adversely impact future operating results. A Brazilian federal franchising law, enacted in December 1994, requires a franchisor to furnish a written offering statement to each perspective franchisee prior to consummation of the sale of a franchise, containing the franchisor's background, the duties and responsibilities of each of the franchisor and franchisee, all fees payable by the franchisee to the franchisor and information with respect to the operations and profitability of prior franchisees of the franchisor. This offering statement is not required to be reviewed by, or filed with any governmental agency. The franchise law also delineates the respective legal rights and primarily rights of action of the franchisor and franchisee. Should any further laws applicable to franchise relationships and operations be enacted, the Company would be unable to predict their effect on its operations.

Dependence on Key Personnel

     Management believes that the Company's future success will depend in significant part upon the continued service of certain key personnel (principally Peter van Voorst Vader, its chief executive officer and the President of both the Company and Venbo), and upon the Company's ability to attract and retain highly qualified managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company can retain its existing key managerial personnel or that it can attract and retain such employees in the future. The loss of key personnel or the inability to hire or retain qualified personnel in the future could have a material adverse effect upon the Company's results of operations.


Risks Relating to Brazil

Change of Economic Environment

     In March 1994 the Brazilian government commenced a new economic stabilization plan, known as the "Real Plan". Pursuant to the Real Plan, the government (a) implemented a tax and public spending reform program designed to reduce public expenditures and to improve the collection of tax revenues, (b) announced the continuation of a privatization program and (c) on July 1, 1994,introduced a new currency, known as the real, to replace the cruzeiro real.

     The Real Plan has resulted in substantial reduction in Brazil's rate of inflation, which has declined from 2,489.11% per annum in 1993 to 929.32% per annum in 1994 to 22.5% per annum in 1995, to 9.2% per annum in 1996, to 7.7% per annum in 1997 and to 1.79% per annum in 1998.

     Despite the success to date of the Real Plan in reducing inflation in Brazil, the fiscal adjustment program necessary to reduce government expenditures is not complete after the fifth year of the Real Plan. There can be no assurance that this economic program will be any more successful than previous programs in reducing inflation over the long term, especially in light of (i) the Brazilian congress' delay in approving
(a) certain reductions in government expenditures as called for in the Real Plan and (b) reform of Brazil's social security system, and (ii) the negative effects of the Asian, Russian and Latin American crises on Brazil, which has caused a flight of foreign investment, the devaluation of the real and new inflationary pressures on the Brazilian economy. Accordingly, periods of substantial inflation may once again have significant adverse effects on the Brazilian economy, on the value of the real and on the Company's financial condition, results of operations and prospects.

Currency Fluctuations

     Fluctuations in the exchange rates between the Brazilian currency and the U.S. Dollar will affect the Company's operations. Brazil has historically experienced generally unpredictable currency devaluation for many years. Although the exchange rate between the real and the U.S. dollar had been relatively stable from mid-July 1994 through late 1998, the spread of the Asian and Russian economic difficulties to South America culminated in the devaluation of the real in mid-January 1999. By the end of January 1999, the real dropped against the dollar by approximately 60% compared to the end of December 1998. In addition, Gustavo Franco, the president of Brazil's central bank and an architect of the Real Plan, resigned, amid rumors of policy differences between Mr. Franco and Mr. Francisco Lopes, then the central bank's Director of Monetary Policy and who has since been replaced. Although some recent economic measures have been taken by the Brazilian Federal Government in an effort to stabilize the real, the potential for future devaluation or volatility continues to persist.

Political and Constitutional Uncertainty

     The Brazilian political scene has been marked by high levels of uncertainty since the country returned to civilian rule in 1985 after 20 years of military government. The death of a President-elect and the impeachment of another President, as well as frequent turnovers at and immediately below the cabinet level, particularly in the economic area, have contributed to the absence of a coherent and consistent policy to confront Brazil's economic problems. While the free market and liberalization measures of recent years have enjoyed broad political and public support, some important political factions remain opposed to significant elements of the reform program, including, in particular, the Workers' Party, headed by Mr. Luiz Inacio Lula da Silva, the runner-up in each of the 1998, 1994 and 1989 Presidential elections. Mr. Fernando Henrique Cardoso, the former Finance Minister, was re-elected to a second four-year term in October 1998. Mr. Cardoso is expected to continue to pursue the adoption of free market and economic liberalization measures similar to those undertaken in recent years. There can be no assurance, however, that such measures will be adopted or, if adopted, that they will be successful. Failure to adopt economic reform measures could adversely impact Brazil's economy which in turn could adversely affect our revenues and results of operations. In addition, Gustavo Franco, the president of Brazil's central bank, resigned in the wake of the devaluation of the real. See "Risks Relating to Brazil-Change of Economic Environment" and "Risks Relating to Brazil-Currency Fluctuations."

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



ITEM 2.   PROPERTIES

     Bob's restaurants are built to Company specifications as to exterior style and interior decor. All 140 Bob's restaurants currently in operation, excluding kiosks and movable trailers, are either in a strip of stores on a neighborhood street or in mall food court outlets, with some free-standing, one-story buildings, all substantially uniform in design and appearance. The restaurants are constructed on sites ranging from approximately 1,100 to 7,500 square feet, with parking at the free-standing restaurants for more than 15 cars. Most restaurants are located in downtown areas or shopping malls, are of a store-front type and vary according to available locations but generally retain standard signage and interior decor.

     The Company owns the land and building for 9 restaurants, of which 4 are presently leased to franchisees, has leases covering land and building for 4 restaurants, and has leases for 59 restaurants. The Company's land and building leases are generally written for terms of five years with one or more five-year renewal options. In certain lease agreements the Company has the option to purchase the underlying real estate. Certain leases require the payment of additional rent equal to the greater of a percentage (ranging from 1% to 10%) of monthly sales or specified amounts.

     The Company's corporate headquarters are located in premises at Avenida Brasil, 6431-Bonsucesso, CEP 21040-360, Rio de Janeiro,

Brazil, which the Company purchased in 1998.


ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any legal proceedings which may have a material adverse effect upon either the Company, its assets or its properties.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1998.

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

                        Common Stock       Class A Warrants    Class B Warrants
                      -----------------    -----------------   ----------------
Three Months Ended     High      Low        High     Low          High    Low
--------------------  -------  --------    ------  --------      ------  -----
March 31, 1997        $     3  $ 2-7/64    $19/32     $ 3/8      $ 1/2  $ 1/8
June 30, 1997         $3-1/16  $      2    $13/16     $ 3/8      $5/16  $ 1/8
September 30, 1997    $ 3-1/2  $  1-7/8    $ 5/16     $ 1/4      $1/16  $1/16
December 31, 1997     $ 4-7/8  $  2-1/8    $ 5/16     $ 1/8      $3/16  $1/16
March 31, 1998        $ 3-1/2  $ 2-3/32    $  1/4     $ 1/8      $3/32  $1/32
June 30, 1998         $     3  $1-27/32    $ 5/32     $1/32      $ 3/8  $1/32
September 30, 1998    $ 2-1/8  $    3/4    $ 5/32     $1/32      $5/32  $1/32
December 31, 1998     $1-1/16  $   9/16    $ 5/32     $1/32      $5/32  $1/32

The above quotations represent prices between dealers and do not include retail markup, markdown or commission. They do not necessarily represent actual transactions.

     (b) As of March 30, 1999, there were 85, 16 and 18 recordholders of the Common Stock, Class A Warrants and Class B Warrants, respectively.

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

Statement of Operations Data:
(in thousands)


                                                       BFFC                        Venbo Years Ended
                            BFFC          BFFC      March 19,        Venbo           December 31,
                         Year Ended    Year Ended    1996 to      January 1,     ---------------------
                        December 31,    December    December    1996 to March       1995        1994
                            1998        31, 1997    31, 1996       18,1996         -----       -----
                            ----        --------    --------      --------
                                                                 (Predecessor)       (Predecessor)





NET OPERATING
 REVENUES:
Restaurant Sales          R$63,666      R$ 73,008   R$ 56,381        R$ 15,001   R$70,188   R$ 55,535
Franchise Income               1,939        1,475         651              161        727         508
Other Income                   2,187        1,705       1,253              113        466         405
                             --------  ----------   ---------           ------     ------     -------
TOTAL NET OPERATING
 REVENUES                     67,792       76,188      58,285           15,275     71,381      56,448
                            --------   ----------   ---------           ------     ------     -------

COST AND EXPENSES:
Cost of Restaurant
 Sales                        23,453       25,861      20,479            6,430     26,598      19,786

Restaurant Payroll
 and other employees
 benefits                     15,389       17,490      13,412            3,231     13,727      12,172


Restaurant
 Occupancy and Other
 Expenses                      7,316        7,532       4,645            1,085      6,225       5,268


Depreciation and                            4,139       2,650              675      3,117       3,548
 Amortization                  3,738

Other Operating                            10,751       8,632            3,111     13,200       8,113
 Expenses                      9,978

Selling Expenses               3,700        4,719       3,599              880      3,632       4,552

General and Administrative
 Expenses                     10,161       10,745      10,128            3,609     12,205      11,231
Expenses                           -            -           -                -        280       3,216
Impairment of
 Goodwill                      5,076            -           -                -          -           -
                          ----------   ----------   ---------           ------     ------     -------
Total Cost and
 Expenses                     78,811       81,237      63,545           19,021     78,984      67,886
                          ----------   ----------   ---------           ------     ------     -------
(Loss) From
 Operations                  (11,019)      (5,049)     (5,260)          (3,746)    (7,603)    (11,438)

Interest Income                  109           45         111            2,196      1,738       2,608
Interest Expenses            ( 3,151)      (1,488)       (139)            (989)    (5,366)     (5,647)
Foreign Exchange
 (loss)gain                  (   288)         (23)          4              273      1,425       9,858
                          ----------   ----------   ---------           ------     ------     -------
(Loss) Before
 benefit from income
 taxes                       (14,349)      (6,515)     (5,284)          (2,266)    (9,806)     (4,619)
Benefit from income
 taxes                             -            -          46                -          -           -
                          ----------   ----------   ---------           ------     ------     -------
Net (Loss)               R$(14,349)     R$ (6,515)   R$(5,238)        R$(2,266)  R$(9,806)   R$(4,619)
                         ===========   ==========   =========           ======     ======     =======
Basic Net (Loss)
 per common share        R$( 1.13)        R$ (.58)     R$(.68)
                         ===========   ==========   =========
Weighted average
 common  Shares
 Outstanding (basic)      12,678,990   11,326,428   7,696,106
                         ===========   ==========   =========

Balance Sheet Data:


                       At December 31,1998   At December 31,1997   At December 31,1996
                       --------------------  --------------------  --------------------
Working capital
 (deficit)             R$(10,189)            R$ (6,741)            R$ (6,127)

Total Assets           R$ 41,632             R$ 49,354             R$ 50,613
Retained earnings
 (deficit)             R$(25,902)            R$ (11,553)           R$ (5,038)

Total Shareholders'
 equity                R$ 19,997             R$ 32,901             R$ 33,500



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

     The issuance of reais was initially subject to quantitative limits backed by a corresponding amount of U.S. dollars in reserves, but the Government subsequently expanded those quantitative limits and allowed the real to float, with parity between the real and the U.S. dollar (R$1.00 to $1.00) as a ceiling. In March 1995, the Central Bank do Brasil (the "Central Bank") announced that it would intervene in the market and buy or sell U.S. dollars and established a band within which the real/U.S. dollar exchange rate could fluctuate. The Central Bank initially set the band with a floor of R$0.86 per $1.00 and a ceiling of R$0.90 per $1.00 and provided that after May 2, 1995, the band would be between R$0.88 and R$0.98 per $1.00. The band was in effect until February 1997, when the Central Bank reset the band between R$1.05 and R$1.14 per $1.00. In January 1999, the Brazilian Central Bank removed the band, thus allowing the real to float freely, preventing a further drain on its monetary reserves. This new monetary policy, caused in part by the South American financial crisis and the flight of foreign capital from Brazil, caused a devaluation of the real of approximately 60% in one month's time.

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


                           Average
                             for
 Period   Period-end     period (1)  High      Low
--------  ----------    ---------- --------  --------
1990        0.000062     0.000025  0.000062  0.000004
1991        0.000389     0.000149  0.000389  0.000062
1992        0.004505     0.001655  0.004505  0.000389
1993        0.118589     0.032809  0.118584  0.004505
1994        0.846000     0.645000  1.000000  0.118584
1995        0.973000     0.923000  0.973000  0.842000
1996        1.038600     1.007400  1.038600  0.973000
1997        1.116400     1.077500  1.116400  1.038600
1998        1.208700     1.164325  1.208700  1.123700

------
(1)  Weighted average of exchange rates on business days.


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

                Value of 1.0
                Restatement
                Units of One   Inflation for
Year                Real       the Period(%)
--------------  ------------- ---------------
1992                0.0026691         1,129.4
1993                0.0673164         2,422.1
1994                0.0676700           905.3
1995                0.8287000             9.2
June 30,1997        0.9510000            5.09


     The Company believes that the above indicies are appropriate general price level inflation indicators to be used under US GAAP.

     Items in the consolidated statements of operations for the years ended December 31, 1997, 1996, 1995 and 1994 are adjusted to the balance sheet date by:

     . Allocating inflationary holding gains or losses on interest bearing monetary assets and liabilities to their corresponding interest income and expense captions;

     . Allocating inflationary holding gains and losses from other monetary items to their corresponding income and expense captions.

     The allocation of the inflationary gains and losses to their respective consolidated statement of operations income statement captions is shown in Note 11 to the Consolidated Financial Statements.

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

     Mr. Fernando Henrique Cardoso was elected President of Brazil in October 1994 and took office in January 1995 for a single four-year term. He has generally sought to continue the economic stabilization and liberalization policies he developed as Finance Minister from May 1993 through April 1994 under President Itamar Franco. President Cardoso is the leader of a coalition of political parties that represents a majority of the Federal Congress and his party controls the state governments of the States of Sao Paulo and others. Brazil's constitution was amended in 1998 to permit President Cardoso to stand for re-election to a second four-year term. Although President Cardoso's policies appear to have broad political support and he was re-elected in October 1998 for another four year term, his policies have suffered major setbacks in 1998, including the failure of Brazil's congress to pass social security reform and various austerity measures on government spending. There can be no assurance that President Cardoso's policies will not be revised in whole or in part at some future date. Furthermore, some important groups remain opposed to significant elements of his program, and the implementation of any policies of economic stabilization or liberalization is subject to significant compromises and accommodations.

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

     Beginning in December 1993, the Government introduced the Real Plan, an economic stabilization program intended to reduce the rate of inflation by reducing certain public expenditures, collecting liabilities owed to the Government, increasing tax revenues, continuing to privatize government-owned entities and introducing a new currency. The real was introduced as Brazil's currency in July 1994, based on a monetary correction index, the URV, introduced earlier in the year. Since taking office in January 1995, President Cardoso has continued to implement the Real Plan. Under the Real Plan, the rate of inflation has decreased significantly, and the rate of growth of real gross domestic product has increased substantially. Since mid 1997, Brazil has faced continuing deficits in its payment balance and, simultaneously, the market began to doubt the government's capability to reduce public spending. Based on these and other reasons, including massive outflows of foreign capital in the first two weeks of January 1999, Brazil devalued its currency. Brazil and the IMF have recently reached an agreement whereby Brazil would receive, under certain conditions (such as minimum level of country reserves and reversal of public spending deficit), a $40 billion bail-out package. The long-term effects upon Brazil in general and the Company in particular of (i) the Real Plan and (ii) the devaluation and success of the bail-out package, are uncertain.

     Effects of Inflation and Devaluation

     Brazil has experienced extremely high and generally unpredictable rates of inflation and of devaluation of Brazilian currency for many years.

     Since the introduction of the Real Plan in July 1994, the rate of inflation has decreased considerably. As measured through 1995 by the Unidade Fiscal de Referencia (the "UFIR") and by the Indice Geral de Precos-Mercado (the "IGP-M") thereafter, the annualized rate of inflation was 6,624% for the first six months of 1994, 50% for the last six months of 1994 and 22.4% for the year 1995, with significantly all of 1995's inflation occurring during the first six months of
that year.   The annual rate of inflation during 1998 was 1.8% as compared to
7.7% in 1997 and 9.2% in 1996. 1999's inflation is expected to be high due to a 60% devaluation of the real. Although there is no way to predict 1999's inflation rate, experts predict an annual rate of inflation of between 16% and 20% due to Brazil's economic recession, the size of the public deficit and the difficulty to sustain external reserves.

     The following table sets forth Brazilian inflation, as measured by the UFIR/IGP-M, and the devaluation of the Brazilian currency against the U.S. dollar for the periods shown.

                             Year Ended December 31, (1)
                          ----------------------------------
                          1998   1997   1996   1995    1994
                          -----  -----  -----  -----  ------

Inflation (UFIR/IGP-M)     1.8%   7.7%   9.2%  22.5%  905.3%
Devaluation (Brazilian
 Currency                  8.3%   6.7%   6.9%  14.9%  613.4%

________
(1)    Annualized rates

See "Selected Historical Financial Data - Exchange Rates."

     The Company's results of operations in 1997, 1996, 1995 and 1994 have been affected by inflation, and such financial information should be evaluated in light of the methodology for recognition of the effects of inflation. See
"Selected Financial Data."   Significant effects include the following:

     . Effects of Purchasing Power Gains and Losses on Revenues. Inflation produces purchasing power losses on accounts receivable between the date of service and the date of payment by the customer. These losses are partly offset by purchasing-power gains on accounts payable and accrued expenses, value-added taxes and other taxes on operating revenues between the date of accrual and the date of payment. See Note 3 to the Consolidated Financial Statements of the Company.

     . Effects of Inflation on Financial Instruments Denominated in Brazilian Currency. The Company has both assets and liabilities that are financial instruments denominated in Brazilian currency. Until July 1, 1994, the indexation of principal was provided for according to the index specified in the relevant instrument (subsequent to that time, only interest was impacted by indexation). As of July 1, 1997, the Company's management determined that Brazil no longer had a hyperinflationary economy as defined in SFAS 52 and ceased indexing the Company's Consolidated Financial Statements for constant currency purchasing power. In the Consolidated Financial Statements of the Company, interest income or expense is reported net of the associated inflationary losses or gains, respectively, and accordingly depends on the relationship between the rate of interest (and, where applicable, indexation of principal) and the rate of inflation as measured by the UFIR, which is used to determine inflationary gains and losses. For example, indebtedness denominated in reais gives rise to interest expense to the extent that the rates of interest plus indexation exceed the rate of inflation, and it may give rise to negative interest expense if the rates of interest plus indexation are less than the rate of inflation.

     . Effects of Inflation and Devaluation on Indebtedness Denominated in Foreign Currency. At December 31, 1998, the Company had R$6,428,000 of indebtedness denominated principally in U.S. dollars. See Note 10 to the Consolidated Financial Statements of the Company. The Company does not hedge its obligations under its foreign currency-denominated indebtedness. In the Consolidated Financial Statements of the Company, the interest expense attributable to foreign-currency denominated indebtedness is reported net of the associated inflationary gain and foreign exchange loss. When the rate of inflation and the rate of devaluation differ substantially, the effect on reported interest expense can be substantial. See "Selected Financial Data -Exchange Rates" and Note 3 to the Consolidated Financial Statements of the Company.

     The Company's financial statements are presented in accordance with U.S. GAAP and accordingly recognize certain effects of inflation and restate data from prior periods in constant reais of June 30, 1997 purchasing power. Such restatement has been effected using the integral restatement method (correcao integral) required by the CVM (the Brazilian Securities Commission) to be used for financial statements of public corporations. In periods of inflation, monetary assets generate inflationary loss, and monetary liabilities generate inflationary gain, due to the decline in purchasing power of the currency. Inflationary gains or losses on monetary assets and liabilities have been allocated to their corresponding income or expense in the consolidated statements of operations. Inflationary gains or losses without a corresponding income or expense caption have been allocated to other net operating income/(expense). See
Note 11 to the Consolidated Financial Statements.


RESULTS OF OPERATIONS
---------------------

     Since the implementation of Real Plan in June 1994, the Brazilian economy has experienced declining levels of inflation rates, with a cumulative inflation rate for the three-year period from July 1994 to June 1997, as measured by the IGP-M (a Brazilian General Price Index), of 54%. The inflation rate since June 30, 1997 and through December 1998, as measured by the IGP-M, was approximately 2.9% per annum. Considering the above, and notwithstanding new inflationary pressures now facing Brazil, management has made the determination that Brazil should no longer be considered a highly inflationary economy from July 1, 1997 onward, pursuant to FASB 52.

     Accordingly, operating results for the periods ended December 31, 1997 and 1996 presented in the accompanying financial statements have been indexed and expressed in currency of constant purchasing power of June 30, 1997 by using a monthly index derived from IGP-M index. The Company believes that the IGP-M index is an appropriate general price inflation indicator to be used under US GAAP. From July 1, 1997, the Company no longer indexed its financial statements for constant currency purchasing power.


                                                                       (Proforma*)
                              Twelve                                     Twelve
                              Months                                     Months
                              Ended                 Twelve               Ended
                             December              Months               December
                             31, 1998               Ended               31, 1996
                                (in       % to    December     % to        (in       % to
                            thousands)   Sales    31, 1997    Sales    thousands)   Sales
                           -----------  ------   ---------   ------   -----------  -------
  Net Operating Revenue
- Restaurant Sales           R$ 63,666            R$ 73,008             R$ 71,382
- Franchise Income               1,939                1,475                   812
- Other Income                   2,187                1,705                 1,366
                               -------               ------                ------
Total Net Operating             67,792      100      76,188      100       73,560      100
 Revenues                      -------               ------                ------
Costs and Expenses:
- Cost of Restaurant            23,453     34.6      25,861     33.9       26,909     36.6
  Sales
- Restaurant Payroll and        15,389     22.7      17,490     23.0       16,643     22.6
  Other Employees
  Benefits
- Restaurant Occupancy           7,316     10.8       7,532      9.9        5,730      7.8
 and Other Expenses
- Depreciation and               3,738      5.5       4,139      5.4        3,325      4.5
 Amortization
- Other Operating                9,978     14.7      10,751     14.1       11,743     16.0
 Expenses
- Selling Expenses               3,700      5.5       4,719      6.2        4,479      6.1
- General and Adminis-
  trative Expenses              10,161     15.0      10,745     14.1       13,737     18.7
- Impairment of Goodwill         5,076      7.5           -        -            -        -
                               -------   ------      -------   -----       ------    -----
Total Cost and Expenses         78,811    116.3      81,237    106.6       82,566    112.2
                               -------   ------      ------    -----       ------    -----
(Loss) From Operations         (11,019)  ( 16.3)     (5,049)    (6.6)      (9,006)   (12.2)
- Interest Income
 (Expenses), Net               ( 3,330)  (  4.9)     (1,466)    (1.9)       1,456      2.0
                               --------  ------     --------   ------      ------    -----
(Loss) Before Benefit
 from Income Taxes             (14,349)   (21.2)     (6,515)    (8.6)      (7,550)   (10.3)
Benefit from Income
 Taxes                               -        -           -         -          46      0.1
                               -------   ------      ------   --------     ------    -----
Net (Loss)                   R$(14,349)  ( 21.2)     (6,515)    (8.6)    R$(7,504)   (10.2)
                               ========  ======      ======   ========    ========   ======


---------
* Proforma financial data includes result of operations of Venbo from January 1 to March 18, 1996, prior to the Acquisition.


RESTAURANT SALES
----------------
     Net restaurant sales for Company-owned stores were R$63,666,000, R$73,008,000, and R$71,382,000 for the years ended

December 31, 1998, 1997, and 1996, respectively. Same store sales for the year ended December 31, 1998 declined 9.85% when compared to the year ended December 31, 1997.

     The approximately 12.8% decrease in 1998 revenues is primarily attributable to the following factors

     .    the closing of five Company-owned outlets in the year ended December
31, 1998, the sale of 19 outlets to franchisees and the opening of 3 new outlets, for a total of 68 Company-owned stores as of December 31, 1998. This reflects the Company's strategy to limit Company direct operations to highly profitable outlets, and to focus on the growth of franchises, which management anticipates will significantly reduce the level of the Company's future capital expenditures.

     .    Brazil's economic recession, stemming from the so-called "Asian
Crisis" and exacerbated thereafter by the worsening Russian economy, resulted in a significant outflow of foreign investment. Measures taken by the Brazilian Central Bank in December 1998 to stem such outflow included materially raising interest rates, which substantially increased the cost of consumer indebtedness, with a corresponding reduction in discretionary consumer spending.

     .    increased competition, resulting in an approximately 3.7% average price reduction in the sales prices of the Company's food and beverage offerings, in May 1998.

     .    economic concerns caused by the-then uncertain outcome of the
Brazilian national election in October 1998 adversely affected consumer spending during the months leading up to the election.

     .    Significant reductions in store patronage during normally busy luncheon and early evening hours in June and July 1998 as a consequence of contemporaneous broadcasts of World Cup soccer matches involving the Brazilian national team.


FRANCHISE INCOME
----------------

     Franchise income was R$1,939,000, R$1,475,000 and R$812,000 for the years ended December 31, 1998, 1997 and 1996, respectively. The increase of 31.5% and 81.6% in 1998 and 1997, respectively, is primarily due to the expansion of franchised locations, which increased from an average of 27 units in 1996 to 46 units in 1997 to 76 units in 1998. At December 31, 1998, 1997 and 1996, the Company had 92, 56 and 34 franchised locations, respectively. The increase in the number of franchisees resulted in increases in initial fees charged to new franchisees and royalty fees. Franchise average income was partially reduced by the opening of new stores with lower sales levels than those previously in operation. A number of these outlets are located in smaller cities or were opened as kiosks in location having close proximity to other Bob's stores.

     Through the period from January 1, 1997 to December 31 1998, the Company sold 26 of its restaurants to franchisees (7 in 1997 and 19 in 1998). These stores had either low profitability or, in some cases, operating losses. The Company's historical experience has shown that franchisee administration can enhance the profitability of such stores, primarily as a result of

     .    lower taxation (tax incentives from Federal and state governments to small companies)

     .    better knowledge of specific markets and their local customs

     .    lower operating expenses.

     In some situations the Company has provided incentives in the form of reduced royalties to franchisees for a period of time.


OTHER INCOME
------------

     Other income was R$2,187,000, R$1,705,000 and R$1,366,000 for the years ended December 31, 1998, 1997 and 1996, respectively, and is comprised of income derived from suppliers pursuant to license as well as exclusivity agreements, from marketing fees and initial fees paid by new franchisees. The increase through the periods is primarily attributable to the increase in the number of franchised outlets, noted above.

COST OF RESTAURANT SALES
------------------------

     Cost of restaurant sales expressed as a percentage of net operating revenues were 34.6%, 33.9% and 36.6% for the years ended December 31, 1998, 1997 and 1996, respectively. The reduction from 1996 to 1997 is due to continuous renegotiation of purchase terms and prices with suppliers and seeking alternative sources of products. The increase of system wide sales enabled the Company to reduce the average cost of major products such as meat, french fries and ice cream, by approximately 15% in the first two years of operation. At the end of 1997 and during 1998, this reduction was partially offset by an increase in costs of certain items such as bread and soft drinks primarily caused mainly, by increased taxation on these items.


RESTAURANT PAYROLL AND OTHER EMPLOYEE BENEFITS
----------------------------------------------

     Restaurant payroll and other employee benefits expressed as a percentage of net operating revenues were 22.7%, 23.0% and 22.6% for the year ended December 31, 1998, 1997 and 1996. Despite annual salary increases mandated by union-driven agreements (8% in 1997 and 4% in 1998 for Rio de Janeiro employees and 6% in 1997 and 3% in 1998 for Sao Paulo employees), implementation of the following procedures in mid-1997 and during 1998 have resulted in a net reduction of such expenses in 1998

     .    an ongoing store headcount revision, which result in a reduction in the number of assistant store managers as well as in the average number of store employees (from 30 in 1996, to 25 in 1997 and to 24 in 1998)

     .    adoption of a new recruiting program allowing for a greater degree of flexibility in manpower usage and lower costs of recruitment and staff replacement

     .    reductions in employee medical costs, night shift differentials and transportation benefits.


RESTAURANT OCCUPANCY COSTS AND OTHER EXPENSES
---------------------------------------------

     Restaurant occupancy costs and other expenses expressed as a percentage of net operating revenues were approximately 10.8%, 9.9% and 7.8% for the years ended December 31, 1998, 1997 and 1996, respectively. The increase is mainly due to the portion of minimum rent which is linked to the Brazilian inflation rate (1.78% per annum in 1998 and 7% per annum in 1997). In addition, the sale of Company-owned stores to franchisees, noted above, included 4 stores which prior to their sale were located in Company-owned properties, changed the correlation between restaurant operating costs and net operating revenues since the newly opened stores were relocated to leased properties.


DEPRECIATION AND AMORTIZATION
-----------------------------

     The decrease from 1997 to 1998 is attributable to the completion of depreciation upon several assets (leasehold improvements) in June 1998. Depreciation and Amortization expense expressed as a percentage of net operating revenues was approximately 5.5%, 5.4% and 4.5% for the years ended December 31, 1998, 1997 and 1996, respectively. The increase from 1996 to 1997 is primarily due to increased asset values resulting from the application of the purchase method of accounting in conjunction with the Acquisition.


OTHER OPERATING EXPENSES
------------------------

     Other operating expenses expressed as a percentage of net operating revenues were approximately 14.7%, 14.1% and 16.0% for the years ended in 1998, 1997 and 1996, respectively. The slight increase from 1997 to 1998 was mainly attributable to the effect of annual inflationary adjustments of service contracts, partially offset by negotiated reductions and non-renewals of certain of such contracts. Those negotiation and non-renewals had a stronger effect during the first year following the Acquisition, which caused the greater decrease in expenses between 1997 and 1996.


SELLING EXPENSES
----------------

     Selling expenses expressed as a percentage of net operating revenues were approximately 5.5%, 6.2% and 6.1% for the years ended December 31, 1998, 1997 and 1996. The decrease is primarily attributable to internal cost efficiencies implemented by the Company during 1998.


GENERAL AND ADMINISTRATIVE EXPENSES
-----------------------------------

     General and administrative expenses expressed as a percentage of net operating revenues were approximately 15.0%, 14.1% and 18.7% for the years ended December 31, 1998, 1997 and 1996, respectively.

     General and administrative expenses for the year ended December 31, 1997 included approximately R$600,000 of non-recurrent charges arising primarily from: (i) higher professional fees attributable to financing activities and regulatory filings, (ii) a write-off of obsolete equipment and (iii) a partial write-off of certain deferred charges.

     The reduction in administrative expenses is mainly due to

     .    a total headcount reduction of 13 administrative employees (including
2 senior managers and 3 managers)

     .    restructuring of the Company's middle management, including the outsourcing of some departments in order to reduce administrative charges

     .    the termination of an accounting service agreement in September 1998 with a total net economy of approximately

R$100,000 per month

     .    relocation of the Company's executive and principal administrative offices to a Company-owned facility

     .    termination of a strategic consulting agreement with Hardee's, which had cost the Company R$290,000 during 1997.

IMPAIRMENT OF GOODWILL
----------------------

     In the fourth quarter of 1998, the Company determined, based upon its evaluation of the undiscounted cash flows that an impairment of its goodwill existed and took a charge of R$5,076,000.

INTEREST INCOME AND EXPENSES
----------------------------

     Interest income and expenses expressed as a percentage of net operating revenues were approximately (4.9%), (1.9)% and 2.0% for the years ended December 31, 1998, 1997 and 1996, respectively.

     The increase in interest expense in 1997 results from an increase in the Company's total indebtedness stemming from borrowings to satisfy the final payment to the Company's prior owner in March 1998 of approximately R$3,000,000 which was funded on a short term basis by the existing credit facilities. Such indebtedness was converted into long term debt owed to a Brazilian financial institution at lower interest rate by the middle of 1998. In addition, the increase in interest expenses is also attributable to higher interest rates imposed by the Brazilian Central Bank in an effort to stabilize the real.


SEASONALITY
-----------

     The Company's revenues are subject to seasonality as approximately 20% of its sales are generated during the Brazilian summer months of December and January when students are on vacation and holiday shopping is widespread.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Since March 19, 1996, the Company has funded its operating losses of R$21,328,000 and made acquisitions of businesses and capital improvements (including store remodeling) by using cash remaining at the closing of the Acquisition, by borrowing funds from various sources and private placements of securities. As of December 31, 1998, the Company had cash on hand of R$817,000 and a working capital deficiency of R$10,189,000.

     The Company's capital requirements are primarily for expansion of its retail operations. Currently, 55 of the Company's stores are in leased facilities and 5 of the Company's stores are in owned facilities. For the year ended December 31, 1998 the Company's EBITDA was R$(7,281,000). During the fiscal year ended December 31, 1998, the Company's average cost to open a store approximated R$300,000 to R$500,000, including leasehold improvements, equipment and beginning inventory, as well as expenses for store design, site selection, lease negotiation, constructions supervision and obtaining permits. The Company currently estimates that capital expenditures for fiscal 1999 will approximate R$1,000,000. During 1999, the Company intends to focus its efforts on expanding both the number of its franchisees and its franchised outlets, neither of which are expected to involve significant capital expenditures by the Company. See "Business--Growth Strategy" and "--Franchise Program."

     In 1998, the Company had net cash used in operating activities of R$5,776,000 and had net cash used in investing activities of R$1,145,000. The primary use of cash for investing activities was for capital expenditures related to the Company's retail store expansion.

     Management plans to address its immediate and future cash flow needs include focusing on a number of areas including: the sale of Company-owned stores; reduction of expenses, including head count reductions; the expansion of its franchisee base, which would generate additional cash flows from royalties and franchise fees without significant capital expenditure; the introduction of new programs and menu expansion to meet the wants of the consumer. In order to act on these plans and sustain current operations, the Company is dependent upon the continued forbearance of its creditors, as well as additional financing.

     There can be no assurance that management's plans will be realized, or that additional financing will be available to the Company when needed, or at terms that are desirable. Furthermore, there can be no assurance that the Company will continue to receive the forbearance of its creditors, or that it will locate suitable new franchisees, or desirable locations for new franchisees to open stores. The Company's ability to further reduce expenses and head count is directly impacted by its need to maintain an infrastructure to support its current and future chain of locations. The Company's ability to remarket Company-owned stores to franchisees, and to generate cash flows from such activities, is impacted by the ability to locate suitable buyers with the interest and capital to complete such transactions, and the time to complete such sales. Additionally, the Company's ability to achieve its plans is further impacted by the instability of the economic environmental in Brazil, which has a direct impact on the desire and ability of consumers to visit fast food outlets. The Company is also dependent upon the continued employment of key personnel. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to pp. F-1 through F-28 comprising a portion of this Report.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Item 10 is hereby incorporated by reference from the Company's definitive Proxy Statement to be filed within 120 days of December 31, 1998.



ITEM 11.  EXECUTIVE COMPENSATION

     Item 11 is hereby incorporated by reference from the Company's definitive Proxy Statement to be filed within 120 days of December 31, 1998.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Item 12 is hereby incorporated by reference from the Company's definitive Proxy Statement to be filed within 120 days of December 31, 1998.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Item 13 is hereby incorporated by reference from the Company's definitive Proxy Statement to be filed within 120 days of December 31, 1998.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Financial Statements and Financial
          Statement Schedules:

          (i)  Financial Statements

               Reports of Independent Public Accountants

               Consolidated Balance Sheets - December 31, 1998 and December 31, 1997

               Consolidated Statements of Operations for the years ended December 31, 1998 and 1997, the period March 19, 1996 through December 31, 1996 and the period January 1, 1996 through March 18, 1996 (Venbo)

               Consolidated Statements of Comprehensive Loss for the years ended December 31, 1998 and 1997, the period March 19, 1996 through December 31, 1996 and the period January 1, 1996 through March 18, 1996 (Venbo)

               Consolidated Statement of Changes in Shareholders' Equity for the years ended December 31, 1998 and 1997, the period March 19, 1996 through December 31, 1996 and the period January 1, 1996 through March 18, 1996 (Venbo)

               Consolidated Statements of Cash Flows for the year ended December 31, 1998 and 1997, the period March 19, 1996 through December 31, 1996 and the period January 1, 1996 through March 18, 1996 (Venbo)

               Notes to Consolidated Financial Statements

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

               Combination and their waiver of the right to participate in a certain type of liquidation(1)
     10.7 Form of Agreement relating to the vote by Non-Affiliated Initial Stockholders on a Business Combination and their waiver of certain of their rights to participate in a certain type of liquidation(1)
     10.8 General and Administrative Services Agreement, dated as of September 1, 1993, by and between Registrant and Trinity Capital Corp.(1)
     10.9 Heads of Agreement dated October 30, 1995 among Bob's Industria e Comercio Ltda. ("BIEC"), Arnaldo Bisoni ("Bisoni"), Shampi Investments A.E.C. ("Shampi"), Registrant and Vendex do Brasil Industria e Comercio Ltda. ("Vendex")(2)
     10.10 Supplement to Heads of Agreement dated October 30, 1995 among BIEC, Bisoni, Shampi, Registrant and Vendex(2)
     10.11 Indemnification Agreement dated October 30, 1995 among Registrant, BIEC, Bisoni and Vendex(2)
     10.12 Trademarks Commitment dated October 30, 1995 with respect to the assignment of trademarks relating to Venbo's business from Vendex International N.V. to Shampi and Registrant(2)
     10.13 First Amendment to the Heads of Agreement dated January 18, 1996 among BIEC, Bisoni, Shampi, Registrant and Vendex(2)
     10.14 Assignment and Transfer of Quotas and Other Covenants dated March 19, 1996 by and among BIEC, Bisoni, Registrant, Vendex and Shampi(2)
     10.15 Conditional Assignment and Transfer of Trademark Rights dated March 19, 1996 between Registrant and Vendex International, N.V.(2)
     10.16 Pledge and Security Agreement dated March 19, 1996 by and among Shampi, Registrant, BIEC, Vendex and Vendex International, N.V.(2)
     10.17 Agreement dated March 19, 1996 by and among Coca-Cola Industrias Ltda., Recofarma Industria do Amazonas Ltda. and Venbo(2)
     10.18 Agreement dated January 8, 1996 by and between Hardee's Food Systems, Inc. and Venbo(2)
     10.19 Agreement to the Assignment and Transfer of Quotas of Bigburger Sao Paulo Lanchonetes Ltda. dated June 10, 1996 among Rucker, Theodoro Henrique da Silva, Registrant and Theodoro Henrique da Silva Junior(3)
     10.20 Agreement to the Assignment and Transfer of Quotas of Bigburger Goiania Lanchonetes Ltda. dated June 10, 1996 among Rucker, Theodoro Henrique da Silva, Registrant and Theodoro Henrique da Silva Junior(3)

     10.21 Exchange Agreement dated July 24, 1996 among Registrant, BigBurger Ltda., BigBurger Niteroi Lanchonetes Ltda., BigBurger Fortaleza Lanchonetes Ltda., BigBurger Aracaju Lanchonetes Ltda., BigBurger Porto Alegre Lanchonetes Ltda., and BigBurger Recife Lanchonetes Ltda.(4)

     10.22 Stock Purchase Agreement dated July 23, 1997 by and between Registrant and AIG Latin America Equity Partners Ltd. ("AIGLAEP")(5)
     10.23 Stockholders' Agreement dated as of August 11, 1997 by and between Registrant, AIGLAEP and the stockholders listed on Schedule A thereto(5)
     10.24 Warrant Agreement dated as of August 11, 1997 by and between Registrant and AIGLAEP(5)
     10.25 Registration Rights Agreement dated as of August 11, 1997 between Registrant and AIGLAEP(5)
     21.1      Subsidiaries of Registrant(6)
     27.1      Financial Data Schedule

____________
(1) Denotes document filed as an exhibit to Registrant's Registration Statement on Form S-1 (File No. 33-71368) and incorporated herein by reference.
(2) Denotes document filed as an exhibit to Registrant's Registration Statement on Form S-1 (File No. 333-3754) and incorporated herein by reference.
(3) Denotes document filed as an exhibit to Registrant's Current Report on form 8-K dated June 24, 1996.
(4) Denotes document filed as an exhibit to Registrant's Current Report on Form 8-K-/A dated August 7, 1996.
(5) Denotes document filed as an exhibit to Registrant's Current Report on Form 8-K dated August 29, 1997.
(6) Denotes document filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

================================================================================

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

                                                                Page
                                                                ----
  Reports of Independent Public Accountants                     F-1

  Consolidated Balance Sheets                                   F-3

  Consolidated Statements of Operations                         F-4

  Consolidated Statements of Comprehensive Loss                 F-5

  Consolidated Statements of Changes in Shareholders' Equity    F-6

  Consolidated Statements of Cash Flows                         F-7

  Notes to Consolidated Financial Statements                    F-8

                    Report of Independent Public Accountants
                    ----------------------------------------

To the Shareholders of Brazil Fast Food Corp. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Brazil Fast Food Corp. and subsidiaries (formerly Trinity Americas, Inc.) (a Delaware corporation) as of December 31, 1998 and 1997, and the related consolidated statements of operations, comprehensive loss, changes in shareholders' equity and cash flows for the years ended December 31, 1998 and 1997, and the period from March 19, 1996 through December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brazil Fast Food Corp. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years ended December 31, 1998 and 1997, and the period from March 19, 1996 through December 31, 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, has a net capital deficiency and has incurred negative cash flows from operations that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

New York, New York                                ARTHUR ANDERSEN LLP
March  26, 1999

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

New York New York                     ARTHUR ANDERSEN LLP
August 1, 1997

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

================================================================================

                                     ASSETS
                                     ------

                                                                                      December 31,
                                                                                 ---------------------
                                                                            1998                      1997
                                                                          ---------                 ----------
CURRENT ASSETS:
 Cash and cash equivalents                                             R$     817                   R$ 1,522
 Accounts receivable, net of allowance for doubtful
  accounts of R$187 and R$187                                               2,146                      3,197
 Inventories                                                                  660                        775
 Prepaid expenses and other  current assets                                   545                        594
                                                                           ------                     ------

   TOTAL CURRENT ASSETS                                                     4,168                      6,088

PROPERTY AND EQUIPMENT, NET                                                22,587                     23,613

DEFERRED CHARGES, NET                                                      12,162                     14,073

GOODWILL, NET OF ACCUMULATED AMORTIZATION OF R$508                              -                      5,386

OTHER RECEIVABLES                                                           2,715                          -

OTHER ASSETS                                                                    -                        194
                                                                           ------                     ------

   TOTAL ASSETS                                                        R$  41,632                  R$ 49,354
                                                                         ========                    ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES:
 Notes payable                                                          R$  4,565                  R$  4,295
 Accounts payable                                                           1,854                      2,697
 Accrued expenses                                                           2,083                      1,874
 Payroll and related accruals                                               2,397                      1,868
 Taxes, other than income taxes                                             2,355                        672
 Deferred income                                                              866                        910
 Other                                                                        237                        513
                                                                           ------                     ------

  TOTAL CURRENT LIABILITIES                                                14,357                     12,829

NOTES PAYABLE, less current portion                                         5,194                        694

DEFERRED INCOME, less current portion                                       2,084                      2,930
                                                                           ------                     ------

  TOTAL LIABILITIES                                                        21,635                     16,453
                                                                           ------                     ------

COMMITMENTS AND CONTINGENCIES (Note 15)

SHAREHOLDERS' EQUITY:
 Preferred stock, $.01 par value, 5,000 shares authorized; no
  shares issued                                                               -                          -
 Common stock, $.0001 par value, 40,000,000 shares authorized;
  12,933,638 and 12,304,484 shares issued and outstanding                       1                          1
 Additional paid-in capital                                                46,226                     44,698
 Deficit                                                                  (25,902)                   (11,553)
 Accumulated comprehensive loss                                              (328)                      (245)
                                                                          -------                    -------

   TOTAL SHAREHOLDERS' EQUITY                                              19,997                     32,901
                                                                          -------                    -------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           R$ 41,632                  R$ 49,354
                                                                         ========                   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except share amounts)


                                                                              BFFC                    BFFC           VENBO
                                                                       -------------------------  ------------  ---------------
                                                                                                 March 19, 1996  (predecessor)
                                                                                                    through     January 1, 1996
                                                                        Year Ended December 31,    December 31,    through
                                                                       -------------------------
                                                                          1998          1997           1996       March 18, 1996
                                                                       ----------   ------------  -------------   ---------------
NET OPERATING REVENUES:
 Restaurant sales                                                       R$ 63,666    R$ 73,008      R$56,381         R$15,001
 Franchise income                                                           1,939        1,475           651              161
 Other income                                                               2,187        1,705         1,253              113
                                                                           ------       ------        ------           ------

TOTAL NET OPERATING REVENUES                                               67,792       76,188        58,285           15,275
                                                                           ------       ------        ------           ------
COSTS AND EXPENSES:
 Cost of restaurant sales                                                  23,453       25,861        20,479             6,430
 Restaurant payroll and other employee benefits                            15,389       17,490        13,412             3,231
 Restaurant occupancy and other expenses                                    7,316        7,532         4,645             1,085
 Depreciation and amortization                                              3,738        4,139         2,650               675
 Other operating expenses                                                   9,978       10,751         8,632             3,111
 Selling expenses                                                           3,700        4,719         3,599               880
 General and administrative expenses                                       10,161       10,745        10,128             3,609
 Impairment of goodwill                                                     5,076            -             -                 -
                                                                          -------       ------        ------            ------

TOTAL COSTS AND EXPENSES                                                   78,811       81,237        63,545            19,021
                                                                          -------       ------        ------            ------

(LOSS) FROM OPERATIONS                                                    (11,019)      (5,049)       (5,260)           (3,746)
INTEREST INCOME                                                               109           45           111             2,196
INTEREST EXPENSE                                                           (3,151)      (1,488)         (139)             (989)
FOREIGN EXCHANGE (LOSS) GAIN                                                 (288)         (23)            4               273
                                                                          -------       ------        ------            ------

(LOSS) BEFORE BENEFIT FROM
  INCOME TAXES                                                            (14,349)      (6,515)       (5,284)           (2,266)
BENEFIT FROM INCOME TAXES                                                       -            -            46                 -
                                                                          -------       ------        ------            ------

NET (LOSS)                                                             R$ (14,349)   R$ (6,515)    R$ (5,238)         R$(2,266)
                                                                       ==========    =========      =========          ========

NET (LOSS) PER COMMON SHARE
 BASIC AND DILUTED                                                      R$  (1.13)   R$   (.58)    R$   (.68)
                                                                       ===========   =========     ==========

WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING:
  BASIC AND DILUTED                                                    12,678,990   11,326,428     7,696,106
                                                                       ==========   ==========     =========




   The accompanying notes are an integral part of the consolidated financial statements.

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (in thousands)

===============================================================================

                                                                              BFFC                    BFFC           VENBO
                                                                       -------------------------  ------------  ---------------
                                                                                                 March 19, 1996  (predecessor)
                                                                                                    through     January 1, 1996
                                                                        Year Ended December 31,    December 31,    through
                                                                       -------------------------
                                                                          1998          1997           1996       March 18, 1996
                                                                       ----------   ------------  -------------   ---------------
Net Loss                                                                R$(14,349)     R$(6,515)      R$(5,238)       R$(2,266)

Other comprehensive (loss) income:
 Foreign currency translations adjustment                                     (83)         (252)             7            -
                                                                        -----------  ------------   ------------   --------------

Comprehensive Loss                                                      R$(14,432)     R$(6,767)       R$(5,231)      R$(2,266)
                                                                        ==========     =========     ===========    ============


   The accompanying notes are an integral part of the consolidated financial statements.

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                      (in thousands, except share amounts)

                                                                Additional      Retained         Accumulated
                                     Common Stock                Paid-In         Earnings      Comprehensive
                             ---------------------------
                               Shares         Par Value          Capital        (Deficit)            Loss          Totals
                             -----------    ------------       -----------   --------------  ---------------   --------
Balance,  January 1, 1996      2,964,861      R$   -           R$10,222      R$     200        R$               R$10,422
                                                                                                     -
Issuance of shares for
 acquisitions                  3,076,422           -             12,183               -               -           12,183

Issuance of shares for
 private placements            4,363,201            1            16,125                -                -          16,126

Net loss                         -                  -                -            (5,238)               -          (5,238)

Cumulative translation
adjustment                       -                  -                -                 -                 7              7
                              -----------     ---------         -------       ------------         ----------     ---------

Balance, December 31, 1996    10,404,484            1            38,530           (5,038)               7         33,500

Issuance of shares for
  private placements           1,900,000           -              6,168               -              -             6,168

Net loss                               -           -                -             (6,515)            -            (6,515)

Cumulative translation
  adjustment                           -           -                -                 -              (252)          (252)
                               ----------     -------          ---------    ------------        -----------   ----------

Balance, December 31, 1997    12,304,484            1            44,698          (11,553)            (245)        32,901

Issuance of shares for
 private placements              623,000            -             1,506               -               -            1,506

Exercise of options                6,154            -                22               -               -               22

Net loss                             -              -               -             (14,349)              -        (14,349)

Cumulative translation                              -
adjustment                           -              -               -                 -                 (83)         (83)
                              ----------      --------         ---------      -----------         -----------     ---------

Balance, December 31, 1998    12,933,638       R$   1          R$46,226         R$(25,902)         R$  (328)     R$ 19,997
                              ==========       =======         ========         ==========         ==========    =========




  The accompanying notes are an integral part of the consolidated financial statements.

       BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF CASH FLOWS
          (in thousands, except share amounts)

===================================================================================================================================
                                                                              BFFC                    BFFC           VENBO
                                                                       -------------------------  ------------  ---------------
                                                                                                 March 19, 1996  (predecessor)
                                                                                                    through     January 1, 1996
                                                                        Year Ended December 31,    December 31,    through
                                                                       -------------------------
                                                                          1998          1997           1996       March 18, 1996
                                                                       ----------   ------------  -------------   ---------------

CASH FLOW FROM OPERATING ACTIVITIES:
 Net (loss)                                                            R$(14,349)     R$(6,515)      R$(5,238)      R$(2,266)
 Adjustments to reconcile net (loss) to cash
   (used in) provided by operating activities:
   Loss from impairment of goodwill                                        5,076            -              -              -
   Depreciation and amortization                                           3,735         4,139          3,171            497
   Loss on disposals                                                         656            -               -              -
 Changes in assets and liabilities, net of effects
  from acquisitions:
   Decrease (increase) in accounts receivable                               1,051       (1,630)          (682)           553
   Decrease (increase) in inventories                                         115           95           (250)         1,057
   Decrease (increase) in prepaid expenses and other current assets            49          673           (903)           112
   Decrease other assets                                                      194            -              -              -
   (Increase) other receivables                                            (2,715)           -              -              -
   Increase (decrease) in accounts payable and accrued expenses              (634)        (325)         2,603         (2,170)
   Increase (decrease) in payroll and related accruals                        529         (592)           352            189
   Increase (decrease) in taxes other than income taxes                     1,683         (245)           452            (71)
   (Decrease) increase in other liabilities                                  (320)          51         (2,062)        (1,044)
   (Decrease) increase in deferred income                                    (846)         186          3,654              -
   Other                                                                        -          524            (11)             -
                                                                           ------       ------         ------         ------

            CASH FLOWS (USED IN) PROVIDED BY
            OPERATING ACTIVITIES                                           (5,776)      (3,639)         1,086         (3,143)
                                                                         ---------     ---------       --------       ------


CASH FLOW FROM INVESTING ACTIVITIES:
 Payment for purchase of acquisitions,
     net of cash acquired                                                       -            -        (18,305)           -
 Additions to property and equipment                                       (3,905)      (1,788)        (7,377)           -
 Additions to deferred charges                                               (161)        (788)             -            -
 Proceeds from sale of property and equipment                                 790            -              -            -
 Proceeds from sale of deferred charges                                     2,131            -              -            -
 Decrease in restricted cash and investments                                    -            -          9,959            -
                                                                           ------       ------        -------         -------
            CASH FLOWS (USED IN) INVESTING
             ACTIVITIES                                                    (1,145)      (2,576)       (15,723)           -
                                                                           ------       ------        -------         -------
CASH FLOW FROM FINANCING ACTIVITIES:
 Proceeds from issuance of shares of common stock                           1,528        6,168         16,126              -
 Proceeds from issuance of notes payable                                    9,693        1,056          1,744              -
 Repayments of notes payable                                               (4,923)        (148)        (1,713)             -
 Net advances/repayments of bank overadvance facility                           -         (764)             -              -
 Increase in due to related parties                                             -            -              -          1,974
                                                                           ------        -----         ------          -----
            CASH FLOWS PROVIDED BY FINANCING
             ACTIVITIES                                                     6,298        6,312         16,157          1,974
                                                                           ------        -----         ------          -----
EFFECT OF FOREIGN EXCHANGE RATE                                               (82)        (131)             8              -
                                                                           ------        -----         ------          -----

NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                                                (705)         (34)         1,528         (1,169)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                                 1,522        1,556             28          1,169
                                                                           ------        -----         ------          -----

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $  817     R$ 1,522       R$ 1,556        R$   -
                                                                           ======        =====         ======          =====

  The  accompanying notes are an integral part of the consolidated financial statements.

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands, except share amounts)

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

     The Acquisition was treated for accounting purposes as a purchase and the consideration paid in excess of the net assets acquired was allocated to those net assets based on their fair market value. The unallocated amount was classified as goodwill (R$3,762) and amortized over a 20 year period (See Note 4).

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

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands, except share amounts)

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

NOTE 2 -  MANAGEMENT PLANS REGARDING GOING CONCERN

     Since the acquisition of Venbo by the Company in 1996, the Company has sustained net losses totaling approximately R$25.8 million, has used cash flows of approximately R$27.8 million and, at December 31, 1998, has a net capital deficiency of approximately R$9.8 million. To date, the Company has been dependent upon its initial capital, additional equity and debt financing to fund its operating losses and capital expansion. Currently, the Company has no debt financing available under its current credit lines, other than the ability to finance certain acquisitions of property and equipment.

     Management plans to address its immediate and future cash flow needs by focusing on a number of areas including: the sale of Company-owned stores; reduction of expenses, including head count reductions; the expansion of its franchisee base, which would generate additional cash flows from royalties and franchise fees without significant capital expenditure; the introduction of new programs and menu expansion to meet the wants of the consumer. In order to act on these plans and sustain current operations, the Company is dependent upon the continued forbearance of its creditors, as well as additional financing.

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands, except share amounts)

================================================================================

NOTE 2 -  MANAGEMENT PLANS REGARDING GOING CONCERN (cont'd)

          There can be no assurance that management's plans will be realized, or that additional financing will be available to the Company when needed, or at terms that are desirable. Furthermore, there can be no assurance that the Company will continue to receive the forebearance of its creditors, or that it will locate suitable new franchisees, or desirable locations for new franchisees to open stores. The Company's ability to further reduce expenses and head count is directly impacted by its need to maintain an infrastructure to support its current and future chain of locations. The Company's ability to remarket Company-owned stores to franchisees, and to generate cash flows from such activities, is impacted by the ability to locate suitable buyers with the interest and capital to complete such transactions, and the time to complete such sales. Additionally, the Company's ability to achieve its plans is further impacted by the instability of the economic environment in Brazil, which has a direct impact on the desire and ability of consumers to visit fast food outlets. The Company is also dependent upon the continued employment of key personnel. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

NOTE 3 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Generally Accepted Accounting Principles ("GAAP")

          The financial statements have been prepared in accordance with GAAP used in the United States. Such accounting principles differ in certain respects from Brazilian GAAP, which is applied by the Company for annual financial statement preparation. In addition, certain reclassifications and changes in terminology have been made to the financial statements previously issued in order that the present financial statements conform with reporting practices prevailing in the United States. Unless otherwise specified, all references in this financial statement to (i) "reais," the "real" or "R$" are to the Brazilian real (singular), or to the Brazilian reais (plural), the legal currency of Brazil, and (ii) "U.S. dollars" or "$" are to United States dollars.

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

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands, except share amounts)

================================================================================

NOTE 3 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

          Geographic Area of Operations

          The Company operates primarily in Rio de Janeiro and San Paulo, Brazil, making it susceptible to changes in the economic, political, and social conditions in Brazil. Brazil has experienced political, economic and social uncertainty in recent years, including an economic crisis characterized by exchange rate instability and real devaluation, increased inflation, high domestic interest rates, negative economic growth, reduced consumer purchasing power and high unemployment. Under its current leadership, the Brazilian government has been pursuing economic stabilization policies, including the encouragement of foreign trade and investment and an exchange rate policy of free market flotation (see Note 17). No assurance can be given, however, that the Brazilian government will continue to pursue these policies, that these policies will be successful if pursued or that these policies will not be significantly altered. A decline in the Brazilian economy, political or social problems or a reversal of Brazil's foreign investment policy is likely to have an adverse effect on the Company's results of operations and financial condition. Additionally, inflation in Brazil may lead to higher wages and salaries for employees and increase the cost of raw material, which would adversely affect the Company's profitablity.

          Risks inherent in foreign operations include nationalization, war, terrorism and other political risks and risks of increases in foreign taxes or U.S. tax treatment of foreign taxes paid and the imposition of foreign government royalties and fees.

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

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands, except share amounts)

================================================================================

NOTE 3 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

          Constant Currency Restatement (cont'd)

          Through 1995, the Company used the Unidade Fiscal de Referencia ("UFIR") as the basis to reflect constant Brazilian reais. Starting in 1996, the Company commenced using the IGP-M as the basis for indexation.


                               Value of 1.0  Inflation for
                          Restatement Units     the period
         Year                   of One Real             %
         ----------       -----------------  -------------

                1992             0.0026691        1,129.4
                1993             0.0673164        2,422.1
                1994             0.6767000          905.3
                1995             0.8287000           22.5
                1996             0.9049000            9.2
            June 30, 1997        0.9510000           5.09

          The Company believes that the above indicies are an appropriate general price level inflation indications to be used under US GAAP.

          Items in the consolidated statement of operations were adjusted to the consolidated balance sheet by:

          . Allocating inflationary holding gains or losses on interest bearing monetary assets and liabilities to their corresponding interest income and expense captions;

          . Allocating inflationary holding gains and losses from other monetary items to their corresponding income and expense captions.

          The allocation of the inflationary gains and losses to their respective statement of operations' captions is shown in Note 11.

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

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands, except share amounts)

================================================================================

NOTE 3 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

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

          Property and Equipment

          Property and equipment are stated at price-level adjusted cost, less price-level adjusted accumulated depreciation until June 30, 1997 and historical cost less accumulated depreciation thereafter. Depreciation on property and equipment is provided using the straight-line method over the following estimated useful lives of the related assets:

                                                 Years
                                                 -----

          Buildings and building improvements       50
          Leasehold improvements                  5-10
          Machinery and equipment                10-15
          Furniture and fixtures                 10-15
          Vehicles                                  13

          Deferred Charges

          Deferred charges, which relate to leasehold premiums paid in advance for rented outlet premises are stated at price-level adjusted cost, less price-level adjusted accumulated amortization until June 30, 1997 and historical cost less accumulated amortization thereafter.

          The amortization periods, which range from 5 to 20 years, are the terms of management's estimate of the related rental contracts including renewal options, which are solely at the discretion of the Company.

          Preopening Costs

          Labor costs and the costs of hiring and training personnel and certain other costs relating to the opening of new restaurants are expensed as incurred.

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands, except share amounts)

================================================================================
NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd):

          Revenue Recognition

          Initial franchise fee revenue is recognized when all material services and conditions relating to the franchise have been substantially performed or satisfied which normally occurs when the restaurant is opened. Annual franchise fees based on a percentage of the revenues of the franchisee are recognized when earned.

          Amounts received from the Coca-Cola agreement entered into as part of the Acquisition were recorded as deferred income and are being recognized over the term of the agreement. The Company accounts for other supplier exclusivity fees on a straight-line basis over the life of the related supply agreement.

          Advertising Expense

          The Company expenses advertising costs as incurred. Advertising expense was R$2,923, R$3,215 and R$2,612 for the years ended December 31, 1998, 1997 and 1996, respectively.

          Income Taxes

          Deferred taxes are provided on the liability method on a full provision basis in accordance with SFAS No. 109.

          Long-lived Assets

          The Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," effective January 1, 1996. SFAS No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company periodically reviews the recovery of long-lived assets in accordance with SFAS No. 121 based primarily upon expected future operating cash flows. See Note 4 for the discussion of an impairment of goodwill identified by the Company in the fourth quarter of 1998.

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands, except share amounts)

================================================================================

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd):

     Net Income (Loss) Per Common Share

     In 1997 the FASB issued SFAS No. 128, "Earnings Per Share" effective for financial statements issued for periods ending after December 15, 1997. This statement establishes standards for computing and presenting earnings per share ("EPS"), replacing the presentation of currently required primary EPS with a presentation of Basic EPS and Diluted EPS on the face of the statement of operations. Under this new standard, Basic EPS is computed based on weighted average shares outstanding and excludes any potential dilution; Diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock. There were no common shares equivalents outstanding as of December 31, 1998, 1997 and 1996 that would have had a dilutive effect on earnings for those respective years. As required by SFAS No. 128, the 1996 net loss per share amounts have been restated to comply with this standard.

     Recently Issued Accounting Standards

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains, and losses) in a full set of general-purpose financial statements. The Company adopted SFAS No. 130 in 1998.

     In June 1997, the FASB also issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" which is effective for periods beginning after December 15, 1997. SFAS No. 131 establishes standards for reporting financial and descriptive information regarding an enterprise's operating segments. SFAS No. 131 has had no impact on the disclosures as the Company operates in one industry and geographic location.

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivatives and Hedging Activities ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company does not expect the adoption of this standard to have a material effect on the Company's results of operations, financial position or cash flows.

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-5, Reporting the Costs of Start-Up Activities ("SOP 98-5"). SOP 98-5 requires that all non-governmental entities expense the costs of start-up activities, including organization costs, as those costs are incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. Management has reviewed the provisions of SOP 98-5 and does not believe adoption of this standard will have a material effect on the Company's result of operations, financial position or cash flows.

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands, except share amounts)

================================================================================

NOTE 4 - IMPAIRMENT OF ASSETS

     In connection with the acquisition of Venbo described in Note 1, and the subsequent acquisitions of the Acquired Companies and BigBurger described in Note 5, the Company had recorded approximately $5.9 million of goodwill.

     In accordance with SFAS No. 121, the Company periodically evaluated the realizability of such amounts based primarily on undiscounted cash flows. In the fourth quarter of 1998, the Company determined, based on its evaluation of the undiscounted cash flows resulting from the business acquired in the acquisitions referred to above, negative cash flows from operations and operating losses incurred, among other factors, that an impairment in the realizability of the goodwill existed. Accordingly, an impairment of goodwill of R$5,076 was recorded in the accompanying consolidated statements of operations for the year ended December 31, 1998.

NOTE 5 - RESTRICTED CASH AND INVESTMENTS

     The Company, pursuant to the terms of its initial public offering ("the Offering"), held approximately $9.6 million as of March 19, 1996, which included interest income, in a trust account which was primarily invested in a short term U.S. Government Security. These funds were released, in connection with the terms of the Offering, upon the consummation of the Acquisition.

NOTE 6 - OTHER ACQUISITIONS

     On June 10, 1996, the Company acquired all of the outstanding quotas of, respectively, BigBurger Sao Paulo Lanchonetes Ltda. and BigBurger Goiania Lanchonetes Ltda., each a Brazilian corporation (collectively, the "Acquired Companies"), from Rucker Holding Corporation, a non-affiliated British Virgin Islands corporation ("Rucker"), for (i) R$264 and (ii) 510,000 shares of the Company's common stock valued at R$1,799. The Acquired Companies owned and operated 7 "Mr. Theo" hamburger fast food restaurants in Sao Paulo and Goiania, Brazil. All of these restaurants have been rebranded and are now operating under the Company's "Bob's" tradename. This acquisition has been accounted for using the purchase method of accounting. In connection with this acquisition, the Company recorded approximately R$387 of excess purchase price over net assets acquired which was amortized over a 20-year period (See Note 4).

     On July 24, 1996, the Company acquired all of the operating assets of each of BigBurger Ltda. ("BigBurger") and five of its affiliates, all Brazilian corporations (collectively, the "BigBurger Companies"), for 1,520,000 shares of the Company's common stock valued at R$6,751. The BigBurger Companies owned and operated 27 hamburger fast food restaurants, inclusive of outlets operated by franchisees, in 9 Brazilian states. All of these restaurants have been rebranded and are now operating under the Company's "Bob's" tradename. This acquisition has been accounted for using the purchase method of accounting. In connection with this acquisition, the Company recorded R$2,486 of excess purchase price over net assets acquired which was being amortized over a 20-year period (See Note 4).

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands, except share amounts)

================================================================================

NOTE 6 - OTHER ACQUISITIONS (cont'd)

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

     The following unaudited proforma information presents a summary of the consolidated results of operations of the Company as if the above-mentioned acquisitions had occurred on January 1, 1996.
                                                               1996
                                                             --------
     Net Operating Revenues                                  R$80,085
     Net Loss                                                R$(8,047)
     Loss per Common Share                                   R$  (.78)

     The unaudited proforma results have been prepared for comparative purposes only and include certain adjustments, such as the amortization of the excess of cost over net assets acquired and increased number of shares outstanding. No adjustment has been made for stores that had been closed for rebranding during this period. These pro-forma results do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions been in effect on January 1, 1996 or of future results of operations of the consolidated entities.

NOTE 7 -  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                         December 31,
                                                      -------------------
                                                        1998       1997
                                                      --------   --------

     Land                                             R$ 2,828   R$ 2,828
     Buildings and building improvements                 4,480      4,372
     Leasehold improvements                              6,007      6,976
     Machinery and equipment                             8,833     10,426
     Furniture and fixtures                              3,083      3,411
     Assets under capitalized leases                     2,869          -
     Vehicles                                              120        295
     Other                                                 858         50
                                                      --------   --------
                                                        29,078     28,358
     Less: Accumulated depreciation and amortization    (6,491)    (4,745)
                                                      --------   --------
                                                      R$22,587   R$ 23,613
                                                      ========   =========

                     BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands, except share amounts)

================================================================================
NOTE 8 -  DEFERRED CHARGES

     Deferred charges consists of the following:

                                                       December 31,
                                                    -------------------
                                                      1998       1997
                                                    --------   --------
     Leasehold premiums                             R$14,011   R$15,355
     Less: Accumulated amortization                   (1,849)    (1,282)
                                                    --------   --------
                                                    R$12,162   R$14,073
                                                    ========   ========

NOTE 9 -  ACCRUED EXPENSES

     Accrued expenses consists of the following:

                                                        December 31,
                                                    -------------------
                                                      1998       1997
                                                    --------   --------
     Rent payable                                   R$   525   R$   672
     Accrued utilities                                   132        176
     Accrued freight                                      17         18
     Accrued maintenance                                  55         84
     Accrued advertising                                 125        183
     Other accrued liabilities                         1,229        741
                                                    --------   --------
                                                    R$ 2,083   R$ 1,874
                                                    ========   ========

NOTE  10 - NOTES PAYABLE

     Notes payable consists of the following:

                                                        December 31,
                                                    -------------------
                                                      1998       1997
                                                    --------   --------

     Revolving lines of credit (a)                  R$ 3,331   R$   920
     Mortgages payable (b)                             3,291          -
     Equipment leasing facility (c)                    3,064        949
     Seller notes payable (d)                              -      3,047
     Other                                                73         73
                                                    --------   --------
                                                       9,759      4,989
     Less:  current portion                           (4,565)    (4,295)
                                                    --------   --------
                                                    R$ 5,194   R$   694
                                                    ========   ========

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands, except share amounts)

================================================================================

NOTE  10 - NOTES PAYABLE (cont'd)

     At December 31, 1998, future maturities of notes payable are as follows:

          December 31,
         --------------
             1999               R$4,565
             2000                 4,414
             2001                   780
                                -------
                                R$9,759
                                =======

(a) Provides for maximum borrowings of R$3,400; due on demand from various financial institutions; interest rates ranging from 35% to 80% per annum; collaterized by accounts receivables and various fixed assets; guaranteed by certain officers.

(b) Due in full April 2000; interest payments due semi-annually; interest charged at 13% per annum; secured by certain real property; principal and interest indexed to the U.S. dollar, thus susceptible to exchange rate variations due to the devaluation of the Real subsequent to year end, the principal balance would have been approximately R$4,704 at March 26, 1999 based on the revaluation (See Note 17).

(c) Provides for maximum borrowings of R$3,626 for information technology funding and R$2,417 for funding of restaurant equipment; payable in monthly installments together with interest with a final payment due November 2001; interest charged at rates ranging between 15% and 18% per annum: secured by equipment under lease; principal and interest indexed to the U.S. dollar, thus susceptible to exchange rates variations due to the devaluation of the Real subsequent to year end, the principal balance would have been approximately R$4,473 at March 26, 1999 based on the revaluation (See Note 17).

(d) Payable to former owners; interest at LIBOR plus 1 1/2 per annum due and paid on March 31, 1998.

The carrying amount of notes payable approximates fair value at December 31, 1998 because they are indexed to the U.S. dollar (See Note 17).

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands, except share amounts)

================================================================================
NOTE  11 - INFLATIONARY EFFECTS ON THE FINANCIAL STATEMENTS

     Through June 30, 1997, the consolidated financial statements have been indexed and expressed in currency of constant purchasing power by using a monthly index derived for the IGP-M. Effective July 1, 1997, management determined that Brazil ceased to be considered a hyperinflationary economy and no longer indexed its financial statements for constant currency purchasing power (See Note 3).

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

                                                            December 31,
                                                          ----------------
                                                           1997      1996

                                                          ------    ------
     Net operating revenues                               R$ 137    R$ 216
     Cost of restaurant sales                                174       179
     Restaurant occupancy and other expenses                  99        58
     Other operating expenses                                 56      (283)
     General and administrative expenses                      23        27
                                                          ------    ------
                                                          R$ 489    R$ 197
                                                          ======    ======

     The above stated gain and losses were generated from the following consolidated balance sheet accounts:

                                                            December 31,
                                                          ----------------
                                                           1997      1996
                                                          ------    ------
     Cash and cash equivalents                            R$  54    R$ 186
     Accounts receivable                                      72        43
     Other assets                                            528       262
     Accounts payable and accrued expenses                  (113)     (104)
     Payroll and related accruals                           (121)     (140)
     Taxes, other than income taxes                          (37)      (24)
     Other liabilities                                      (680)     (321)
                                                          ------    ------
                                                          R$(297)   R$ (98)
                                                          ======    ======

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands, except share amounts)

================================================================================
NOTE  11 - INFLATIONARY EFFECTS ON THE FINANCIAL STATEMENTS (cont'd)

     Inflationary gains and losses on interest bearing assets and liabilities were allocated to the following captions in the consolidated statements of operations:

                                                       December 31,
                                                   -------------------
                                                     1997       1996
                                                   ---------   -------

     Gross interest income                         R$    195   R$  296
     Inflationary loss                                  (466)     (313)
                                                   ---------   -------
     Net interest loss                             R$   (271)  R$  (17)
                                                   =========   =======

     Gross interest expense                        R$ (1,272)  R$ (270)
     Inflationary gain                                   274       131
                                                   ---------   -------
     Net interest expense                          R$   (998)  R$ (139)
                                                   =========   =======

     Gross exchange (loss)                         R$    (23)  R$  (76)
     Inflationary gain                                     -        82
                                                   ---------   -------
     Net exchange (loss) gain                      R$    (23)  R$    6
                                                   =========   =======

     The inflationary gains and losses were generated from bank balances and bank overdrafts.

NOTE 12 - CASH FLOW INFORMATION

     Supplemental Disclosure of Cash-flow Information:

                                                  Year ended December 31,
                                            -----------------------------------
                                              1998         1997         1996
                                            --------     ---------    ---------
     Interest paid                          R$ 1,877     R$    747    R$    201
     Income taxes paid                      R$    -      R$     -     R$    -

     Details of Acquisitions:
       Fair Value of assets acquired        R$    -      R$     -     R$ 42,217
       Liabilities assumed                        -             -       (11,487)
       Stock issued                               -             -       (12,183)
       Cash acquired                              -             -          (242)
                                            --------     ---------    ---------
       Net cash used in acquisitions        R$    -      R$  -        R$ 18,305
                                            ========     =========    =========

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands, except share amounts)

================================================================================
NOTE 13 - TAXATION

     Tax losses through December 31, 1998 relating to income tax and social contribution tax amount to R$31,348. Social contribution tax is a Brazilian tax levied on taxable income and is by its nature comparable to corporate income tax. At the date of Acquisition, Venbo had R$5,512 of loss carryforwards. The utilization of these pre-acquisition losses recognized subsequent to the Acquisition, first reduces to zero any goodwill related to the Acquisition, second reduces other non-current intangible assets to zero, and third reduces income tax expense.

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

     The following is a reconciliation of the amount of reported income tax benefit and the amount computed by applying the combined statutory tax rate of 33% to the loss before income taxes:

                                                         December 31,
                                              -------------------------------
                                                1998       1997       1996
                                              --------   --------  ----------
     Tax benefit at the combined
      statutory rate                          R$(2,850)  R$(1,256)  R$ (1,743)
     Valuation allowances recorded against
      net deferred tax assets                    2,850      1,256       1,743
     Other                                          -          -           46
                                              --------   --------  ----------
     Income tax benefit as reported in the
      accompanying consolidated
      statement of operations                 R$    -    R$    -   R$      46
                                              ========   ========  ==========

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands, except share amounts)

================================================================================

NOTE 13 - TAXATION (cont'd)

     The following summarized the composition of deferred tax assets and liabilities and the related valuation allowance at December 31, 1998 and 1997, based on temporary differences and tax loss carryforwards determined by applying social contribution tax and income tax rates of 8% and 25%, respectively.

                                         December 31,
                                      ------------------
                                        1998       1997
                                      --------   -------
     Deferred tax assets:
      Tax loss carry forward          R$10,345   R$7,791
      Provision for contingencies          145        44
      Non-deductible reserves                -        16
      Deferred income                      246       140
                                        ------    ------

       Total deferred tax assets        10,736     7,991
                                        ------    ------

     Deferred tax liabilities:
      Present value adjustment               8        13
      Fixed assets                       1,765     1,028
      Deferred charges                   2,959     2,944
                                        ------    ------

     Total deferred tax liabilities      4,732     3,985
                                        ------    ------

     Net deferred tax asset              6,004     4,006

     Valuation allowance                (6,004)   (4,006)
                                        ------    ------
                                      R$    -    R$   -
                                        ======    ======

     The valuation allowance reflects the Company's assessment of the likelihood of realizing the net deferred tax assets in view of current operations and the Company's recurring losses.

NOTE 14 - RELATED PARTY TRANSACTIONS

     In 1996, the Company was charged $100 by an entity related to two of the Company's directors related to their assistance in the Company's financing activities.

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands, except share amounts)

================================================================================
NOTE 15 - COMMITMENTS AND CONTINGENCIES

Operating Leases

     The future minimum lease payments under operating leases with an initial or remaining noncancelable lease term in excess of one year at December 31, 1998 are as follows:

          December 31,
          ------------
             1999                            R$ 4,303
             2000                               3,665
             2001                               3,257
             2002                               2,304
             2003                               1,484
          Thereafter                            5,142
                                             --------
                                             R$20,155
                                             ========

     Rent expense was R$4,925, R$5,361 and R$3,116 for the years ended December 31, 1998, 1997 and 1996, respectively.

Other Commitments

     The Company has long term contracts (5 to 10 years) with all of its franchisees. Under these contracts the franchisee has the right to use the Bob's name and formulas in a specific location or area. The Company has no specific financial obligations in respect of these contracts.

NOTE 16- STOCKHOLDERS' EQUITY

     Preferred Stock

     The Board of Directors of the Company is empowered, without stockholder approval, to issue up to 5,000 shares of "blank check" preferred stock (the "Preferred Stock") with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of the Company's common stock. As of December 31, 1998, no Preferred Stock had been issued.

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands, except share amounts)

================================================================================

NOTE 16- STOCKHOLDERS' EQUITY (cont'd)

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

     In June 1996, the Company issued 510,000 shares of its common stock to the Acquired Companies valued at R$1,799 for the acquisition of all of its outstanding quotas.

     In July 1996, the Company issued 1,520,000 shares of its common stock to the BigBurger Companies valued at R$6,751 for the acquisition of the operating assets of the BigBurger Companies.

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

     In 1998, the Company issued 6,154 shares of common stock upon the exercise of stock options, receiving net proceeds of R$23.

     In 1998, the Company issued 623,000 shares of common stock in a private placement, receiving net proceeds of R$1,506.

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands, except share amounts)

================================================================================
NOTE 16- STOCKHOLDERS' EQUITY (cont'd)

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

     The Company accounts for awards granted to employees and directors under Accounting Principles Board ("APB") opinion No. 25, "Accounting for Stock Issued to Employees", under which no compensation cost has been recognized for stock options granted. Had compensation costs of these stock options been determined consistent with SFAS No. 123 "Accounting for Stock Based Compensation", the Company's net loss and loss per share would have been the following pro forma amounts:

                                            1998        1997       1996
                                          ---------   --------   --------
     Net (loss) as reported               R$(14,349)  R$(6,515)  R$(5,238)
     Net (loss) pro forma                 R$(15,253)  R$(7,289)  R$(5,921)
     Net (loss) per share, as reported    R$  (1.13)  R$  (.58)  R$  (.68)
     Net (loss) per share, pro forma      R$  (1.20)  R$  (.64)  R$  (.77)

     The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

     All transactions with individuals other than those considered employees, as set forth within the scope of APB No. 25, must be accounted for under the provisions of SFAS No. 123. During 1998, 1997 and 1996, no options were granted to outside consultants.

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands, except share amounts)

================================================================================

NOTE 16- STOCKHOLDERS' EQUITY (cont'd)

     Stock Option Plan (cont'd)

     Vesting terms of the options range from immediately vesting of all options to a ratable vesting period of 5 1/2 years. Option activity for the years ended December 31, 1998, 1997 and 1996 is summarized as follows:


                                                          1998             1997               1996
                                                  ---------------- ------------------  -------------------
                                                          Weighted           Weighted             Weighted
                                                          Average            Average              Average
                                                          Exercise           Exercise             Exercise
                                                  Shares   Price   Shares     Price      Shares    Price
                                                 --------  -----  --------  ----------  --------  --------
      Options outstanding at beginning of year   560,000   $3.25   465,000  $   3.25(A)        -  $   -
      Granted                                    110,000    2.62    95,000       3.25    465,000      4.71
      Exercised                                   (6,154)   3.63         -          -          -         -
      Canceled                                   (50,000)   3.25         -          -          -         -
                                                 -------   -----   -------      -----    -------     -----
      Options outstanding at end of year         613,846    3.14   560,000       3.25    465,000      4.71
      Options exercisable at end of year         533,846    3.12   340,000       3.25    135,000      3.80

     (A) On June 6, 1997, as a result of the decline in market price of the Company's common stock, the Board of Directors approved a repricing of all options outstanding prior to this date to an exercise price of $3.25 per share, the market value of the Company's common stock on that date.

     During 1998, the Board of Directors approved an increase in options available for grant under the Plan from 500,000 to 1,000,000.

     The weighted average fair values of options granted during 1998, 1997, and 1996 were $1.30, $2.16, and $3.56, respectively.

     The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following weighted average assumptions used for grants in 1998, 1997 and 1996: (1) risk-free interest rate of 5.07%, 6.35% and 6.26%; (2) no expected divided yield, (3) expected lives of 5 years; and (4) expected stock price volatility of 50%, 76% and 142%, respectively.

The options outstanding at December 31, 1998, range in price from $3.25 per share to $2.52 per share and have a weighted average remaining contractual life of 2.93 years.

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands, except share amounts)

================================================================================
NOTE 17- SUBSEQUENT EVENTS

     On January 13, 1999, the Brazilian Central Bank changed its exchange policy, discontinuing the "exchange band," through which it controlled the Brazilian Real fluctuation margin in relation to the U.S. dollar. Thereafter, the exchange rate was freely negotiated in the market. As a consequence of such change, the Real devalued from a rate of R$1.2087 to the U.S. dollar, at December 31, 1998 to R$1.7750 to the U.S. dollar at March 26, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Rio de
Janeiro, Country of Brazil, on the    31st day of March, 1999.

                              BRAZIL FAST FOOD CORP.


                              By: /s/Peter van Voorst Vader
                                  -----------------------------
                                    Peter van Voorst Vader
                                    President and Chief
                                    Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated:

     Signature                Title                      Date
     ---------                -----                      ----

                              President and
                              Chief Executive
                              Officer
                              (Principal
                              Executive
                              Officer)
/s/Peter van Voorst Vader    and Director             March 31, 1999
---------------------------
Peter van Voorst Vader

                              Vice President -
                              Finance (Principal
                              Financial Officer
/s/Carlos Henrique            and Accounting
da Silva Rego                 Officer)                March 31, 1999
------------------------------
Carlos Henrique da Silva Rego


                              Chairman of
/s/Omar Carneiro da Cunha     the Board               March 31, 1999
------------------------------
Omar Carneiro da Cunha


/s/Ian S. Barnett              Director               March 31, 1999
------------------------------
Ian S. Barnett

/s/Lawrence Burstein            Director              March 31, 1999
------------------------------
Lawrence Burstein




------------------------------  Director
Jose Ricardo Bosquet Bomeny



------------------------------  Director
Carlos Gustavo Simas