Form 10-K/A
period 1998-12-31
BRAZIL FAST FOOD CORP
filed 1999-05-03
CIK 914537

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                               FORM 10-K/A

(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                  For the fiscal year ended December 31, 1998

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

                  For the transition period from          to

                        Commission file number: 0-23278

                            Brazil Fast Food Corp.
            (Exact name of registrant as specified in its charter)

               Delaware                              13-3688737
    (State or other jurisdiction of     (I.R.S. Employer Identification No.)
    incorporation or organization)


                                                         N/A
              Av. Brasil                             (Zip Code)
           6431--Bonsucesso
             CEP 21040-360
        Rio de Janeiro, Brazil
    (Address of principal executive
               offices)

                                55-21-560-5090
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of each exchange
              Title of each class                         on which registered
              -------------------                        ---------------------
                      --                                          --

          Securities registered pursuant to Section 12(g) of the Act:

       Common Stock, Class A Redeemable Common Stock Purchase Warrants,
               Class B Redeemable Common Stock Purchase Warrants
                               (Title of Class)

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Identification of Directors

The following table sets forth each director's

  .  position and offices presently held

  .  age

  .  tenure as a director

                                      Position and offices presently          Director
          Name            Age              held with the company               since
          ----            --- ----------------------------------------------- --------
Omar Carneiro da Cunha..   52 Chairman of the Board                             1996
Peter van Voorst Vader..   45 President, Chief Executive Officer and Director   1996
Ian S. Barnett..........   44 Director                                          1996
Lawrence Burstein.......   56 Director                                          1996
Jose Ricardo Bosquet
 Bomeny.................   57 Director                                          1996
Carlos Gustavo Perret
 Simas..................   29 Director                                          1997

Omar Carneiro da Cunha is a founding principal of Bond Consultoria Empresarial S/C Ltda., a Brazilian business consultancy. He is also an international strategy consultant for AT&T Brazil, having served as its Chief Executive Officer from September 1995 to December 1997. From 1967 until 1994, Mr. Carneiro da Cunha held a variety of positions with Shell Brasil S.A. and its affiliates including serving as President of Shell Brasil S.A. from 1992 until 1994. Mr. Carneiro da Cunha received a B.A. in Economics from the University of Political and Economical Sciences of Rio de Janeiro and a degree in Finance Administration from Fundacao Getulio Vargas.

Peter J. F. van Voorst Vader has been our chief executive officer since March 1996. Prior to that date and from 1995, he was an independent business consultant. From 1992 until 1995, Mr. van Voorst Vader was a retail sales manager for Shell Nederland Verkoopmaatschapppij B.V., overseeing the operations of 800 gas stations. From 1985 until 1992, Mr. van Voorst Vader held several positions with Shell Brazil including sales promotion manager, marketing communications manager and retail development manager. From 1983 until 1985, he was employed by Shell International Petroleum Company as a regional brand and communications assistant for Africa, the Middle East, the Far East and South America. From 1980 to 1983, Mr. van Voorst Vader was a Commercial Assistant for Shell Italia. Mr. van Voorst Vader received a B.S. in Hotel Management from both the Hogere Hotel School in The Hague, Holland and Florida International University. Mr. van Voorst Vader also has a Masters Degree in International Business from Florida International University.

  Ian S. Barnett is a founder of Heptagon Investments Limited and has been a director of such concern since February 1992. Between January 1991 and February 1992, Mr. Barnett was a private investor. From September 1986 to January 1991, Mr. Barnett was employed by UTBS Ltd., which was then known as UTBS (Securities) Ltd., the investment banking entity of Union Bank of Switzerland in London, where he developed corporate finance activity in the Nordic countries. From June 1979 until August 1985, Mr. Barnett was with the Toronto-Dominion Bank, where he held a number of positions in the Bank's Latin American Division, including business development throughout Latin America. Mr. Barnett is a graduate of Queen's University, Canada, and received an MBA from INSEAD, Fontainebleau, France.

  Lawrence Burstein is and since March 1996 has been president, a director and the principal shareholder of Unity Venture Capital Associates Ltd., a private investment banking firm. He is also president, a director and principal shareholder of Unity First Acquisition Corp., a publicly held "blank check" company which has recently announced its intention to merge with GraphOn Corporation, a privately owned software developer. Mr. Burstein, who was also our president from our inception until March 1996, is a director of three other public companies, being, respectively, CAS Medical Systems, Inc., engaged in the manufacture and marketing of blood pressure monitors and other medical products principally for the neonatal market, The MNI Group Inc., engaged in the marketing of specially formulated health foods and THQ, Inc., a developer of electronic game cartridges. Mr. Burstein received an LL.B. from Columbia Law School.

  Jose Ricardo Bosquet Bomeny founded BigBurger Ltda. in 1975 and was its president until we acquired this company in July 1996. He currently owns another fast food business, which is not competitive with our business, as well as six gas stations and two parking lots.

  Carlos Gustavo Perret Simas has been a partner of Banco Icatu S.A. since 1994, being originally responsible for its research department and currently one of the partners responsible for its investment banking division. Between 1991 and 1994, Mr. Simas held a variety of positions of increasing responsibility at Banco Icatu. Prior thereto, he was employed by BNDES, the Brazilian National Development Bank. Mr. Simas holds a degree in Economics from PUC-Rio.

  Under the terms of a stockholders' agreement dated as of August 11, 1997 among AIG Latin America Equity Partners, Ltd. and all of our current executive officers and directors and certain of their affiliates, each of these persons have agreed to vote their respective shares of our common stock to elect as directors, respectively, two designees of Shampi Investments A.E.C. (Messrs. Carneiro da Cunha and van Voorst Vader), two designees of Mr. Burstein and certain other former executive officers and directors of the Company (Messrs. Barnett and Burstein), one designee of BigBurger Ltda. (Mr. Bomeny) and one designee of AIGLAEP (Mr. Simas). Under certain circumstances, AIGLAEP may designate additional directors.

Directors' Compensation

  Directors receive no cash compensation for attending board meetings other than reimbursement of reasonable expenses incurred in attending such meetings.

  We compensate our directors on an annual basis for their services through grants of options to acquire shares of our common stock, exercisable at the prevailing market price of the our common stock on the respective grant dates, with the next such grants scheduled to be made on the date of the meeting.

Identification of Executive Officers

  (excludes executive officers who are also directors).

             Name              Age          Position                     Biography
             ----              ---          --------                     ---------
 Carlos Henrique da Silva Rego  36 Vice President--Finance    Our chief financial officer
                                   and Chief Financial        since February 1998. Prior to
                                   Officer                    this date and from 1994, he was
                                                              financial controller of Castrol
                                                              Brasil Ltda.,a subsidiary of
                                                              Burhma Castrol Plc. Mr. Rego
                                                              previously held a variety of
                                                              positions with Pepsico Inc.,
                                                              including finance manager for
                                                              Latin America. Mr. Rego holds a
                                                              B.A. in Accounting and an MBA
                                                              from the Universidade Federal
                                                              do Rio de Janeiro.

  Executive officers are elected annually by our board to hold office until the first meeting of our board following the next annual meeting of stockholders and until their successors are chosen and qualified.

ITEM 11. EXECUTIVE COMPENSATION

  Set forth below is the aggregate compensation that we paid for services rendered in all capacities to us during the years ended December 31, 1998, 1997 and 1996 by our chief executive officer and by our only other executive officer during the year ended December 31, 1998.

                          Summary Compensation Table

                                                                Long Term Compensation
                                                            ------------------------------
                                    Annual Compensation            Awards         Payouts
                                --------------------------- -------------------- ---------
                                                                                   Long
                                                            Restricted             Term
        Name and         Fiscal                Other Annual   Stock    Number of Incentive  All Other
   Principal Position     Year   Salary  Bonus Compensation   Awards    Options   Payouts  Compensation
   ------------------    ------ -------- ----- ------------ ---------- --------- --------- ------------
Peter van Voorst Vader    1998  $116,000  --       --          --        17,500     --         --
 .......................  1997  $120,000  --       --          --       150,000     --         --
 Chief Executive Officer  1996  $114,750  --       --          --                   --         --
Carlos Henrique Rego ...  1998  $116,000  --       --          --        15,000     --         --
 Vice President Finance

                       Option Grants in Last Fiscal Year

                            Number of   Percent of
                              Shares   Total Options Exercise             Grant
                            Underlying  Granted to   or Base              Date
                             Options   Employees in   Price   Expiration Present
           Name              Granted    Fiscal Year   (S/SH)     Date     Value
           ----             ---------- ------------- -------- ---------- -------
Peter van Voorst Vader.....   17,500      100.0%      $2.52    5/29/03     (1)

--------
(1) Present value is estimated on the date of grant using the Black Scholes option pricing model with the following weighted average assumptions used for grants in 1998; risk free interest rate of 5.07%; no expected dividend yield; expected lives of 5 years; and expected stock price volatility of 50%.

  Set forth below is further information with respect to unexercised options held by our executive officers to purchase our common stock:

                Aggregated Option Exercises in Last Fiscal Year
                       and Fiscal Year End Option Values

                                                   Number of Unexercised
                           Number of           Securities Underlying Options          Value of Unexercised
                            Shares                 at December 31, 1998               In-the-Money Options
                          Acquired on  Value   ---------------------------------    -------------------------
          Name             Exercise   Realized  Exercisable       Unexercisable     Exercisable Unexercisable
          ----            ----------- -------- ---------------   ---------------    ----------- -------------
Peter van Voorst Vader..      --        --               152,000            50,000      --           --

Employment Agreements

  Mr. van Voorst Vader is party to an employment agreement with us, which is scheduled to expire in February 2002, which calls for him to serve as our chief executive officer at a current salary of R$141,600 per annum, with provision for annual bonuses based upon future results of operations, in such amounts, if any, as may be determined from time to time at the discretion of our board.

  Mr. Rego is party to an employment agreement with us, which is scheduled to expire on February 1, 2002, which calls for him to serve as our vice-president-finance and chief financial officer at a current salary of R$147,600 per annum. This employment agreement contains a discretionary bonus provision substantially identical to those contained in Mr. van Voorst Vader's employment agreement.

Change of Control Arrangements

  Our employment arrangements with our two executive officers provide that if we terminate the employment of either of them, other than for cause, following a change of control, or any such person voluntarily terminates such employment within 180 days subsequent to a change of control, we shall have to pay to such person an amount of money equal to 2.9 times his base amount (a term defined in the Internal Revenue Code, which essentially is such person's annualized compensation).

  Further, all options, warrants and other rights to acquire our securities we previously granted to any such persons and outstanding upon a change of control shall fully vest and become immediately exercisable.

  Change of control is defined as either (i) the acquisition by a person or group of persons acting in concert of 20% or more beneficial ownership of our common stock or (ii) the commencement or announcement of an intention to make a tender or exchange offer for 30% or more beneficial ownership of our common stock or (iii) the acquisition by a person or group of persons acting in concert of 10% or more beneficial ownership of our common stock, when such person's ownership interest is deemed by our Board to have a material adverse impact on our business or prospects.

  The stockholders' agreement discussed in the section entitled "Election of Directors", among other matters, affords AIGLAEP and certain of its transferees the right to designate one member of our board. AIGLAEP also is afforded the right to nominate additional directors which, under certain circumstances, may enable AIGLAEP to designate directors constituting a majority of our board, such as through an expansion of our board and the filling of vacancies created by the resignation of certain directors serving at such time, if we do not attain certain operating goals. The stockholders' agreement requires the other parties to the stockholders' agreement to take any and all action, including voting their respective shares of common stock, to cause the nominee(s) designated by AIGLAEP to be elected to our Board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth information as of April 30, 1999, based on information obtained from the persons named below, with respect to the beneficial ownership of our common stock held by

  . each person known by us to be the owners of more than 5% of our outstanding shares of common stock
  . each director
  . all executive officers and directors as a group

                                                   Amount and        Approximate
                                                   Nature of         Percentage
                                                   Beneficial            of
      Name and Address of Beneficial Owner        Ownership (1)         Class
      ------------------------------------        ------------       -----------
AIG Latin America Equity Partners, Ltd.
 80 Pine Street
 New York, NY 10016..............................  1,783,000(2)         13.75%
Peter Van Voorst Vader
 Prudente de Moraes
 1933/703
 Ipanema 22420-043
 Rio de Janeiro, Brazil..........................    675,500(3)          5.13%
Ian S. Barnett
 c/o Heptagon Securities Ltd.
 Broughton House
 608 Sackville Street London W1X 1DD
 United Kingdom..................................     63,611                *
Lawrence Burstein
 245 Fifth Avenue
 New York, NY 10016..............................    411,389(4)          3.14%
Omar Carneiro da Cunha
 c/o Bond Consultoria
  Empresarial S/C Ltda.
 Rua Voluntarios da Patria
 89 Sala 604
 Botatogo-RJ
 Brazil 22210-00.................................    563,980(5)          4.37%
Jose Ricardo Bosquet Bomeny
 c/o Big Burger Ltda.
 Rua Lauro Muller
 116/2005
 Rio de Janeiro, Brazil..........................  1,572,500(6)         12.02%
Carlos Gustavo Perret Simas
 Av. Presidente Wilson
 231-9o
 Rio de Janeiro, Brazil                                  -- (7)             *
All executive officers and directors as a group
 (8 persons).....................................  5,074,980(2)-(7)     37.35%

--------
* Less than 1%

(1) Beneficial ownership means the sole or shared power to vote or direct the voting of a security or the sole or shared power to invest or dispose or direct the investment or disposition of a security. Except as otherwise indicated, we believe that all named persons have sole voting power and investment power with respect to their shares, except to the extent that authority is shared by spouses under applicable law, and record and beneficial ownership with respect to their shares. Also includes any shares issuable upon exercise of options and warrants that are currently exercisable or that will become exercisable within 60 days of April 28, 1999.

(2) Includes options to acquire 26,250 shares issued to Mr. Simas but assigned by him to AIGLAEP. See Note (7) below.

(3) Includes 426,450 shares owned by Shampi, L.G. Smith Boulevard, Punta Brabo, Oranjstad, Aruba, of which Mr. van Voorst Vader is the sole shareholder.

(4) Includes 44,444 shares owned by members of Mr. Burstein's family. Mr. Burstein disclaims any voting or investment power over these shares.

(5) Includes 12,500 shares owned by Bond Consultoria; also includes 476,450 shares owned by Seaview Ventures Group Inc., The Creque Building, P.O. Box 116, Road Town, Tortola, British Virgin Islands. Mr. Cameiro da Cunha, together with Mr. van Voorst Vader, are the sole shareholders of Bond Consultoria.

(6) Includes 1,520,000 shares owned by BigBurger of which Mr. Bomeny is a principal shareholder.

(7) Excludes 1,756,750 shares owned by AIGLAEP; also excludes 26,250 options to acquire shares issued to Mr. Simas but assigned by him to AIGLAIEP. Mr. Simas, who disclaims voting or investment power over all of these securities, serves as AIGLAEP's designee upon our board of directors.

Stockholders' Agreement

  The stockholders' agreement discussed above provides that the parties to the agreement shall vote their respective shares of our common stock to elect to our board, respectively, two designees of Shampi, two designees of Mr. Burstein and certain other of our former executive officers and directors, one designee of BigBurger and one designee of AIGLAEP.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  None.

                                  SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report or amendment thereto to be signed on its behalf by the undersigned thereunto dully authorized.


                                  BRAZIL FAST FOOD CORP.
                                  ---------------------
                                      Registrant


                                  /s/ PETER VAN VOORST VADER
                                  ---------------------------
                                  Peter Van Voorst Vader
                                  President and CEO
Dated: April 30, 1999             (Principal Executive Officer)

                                  /s/ CARLOS HENRIQUE da SILVA REGO
                                  -------------------------------
                                  Carlos Henrique da Silva Rego
                                  Chief Financial Officer
Dated: April 30, 1999             (Principal Financial and
                                   Accounting Officer)