Form 10-Q
period 1999-03-31
BRAZIL FAST FOOD CORP
filed 1999-05-17
CIK 914537

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended March 31, 1999

                                or

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

              12,933,638 shares of Common Stock at May 14, 1999

                        Part 1 - Financial Information

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

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share amounts)

================================================================================

                                    ASSETS
                                    ------

                                                                       March 31, 1999          December 31, 1998
                                                                       --------------          -----------------
                                                                         (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                               R$ 515                    R$ 817
   Accounts receivable, net of allowance for doubtful
      accounts of R$187                                                     1,849                     2,146
   Inventories                                                                518                       660
   Prepaid expenses and other current assets                                1,095                       545
                                                                        ---------                 ---------
         TOTAL CURRENT ASSETS                                               3,977                     4,168

PROPERTY AND EQUIPMENT, NET                                                22,227                    22,587

DEFERRED CHARGES, NET                                                      11,971                    12,162

OTHER RECEIVABLES AND OTHER ASSETS                                          2,740                     2,715
                                                                        ---------                 ---------
         TOTAL ASSETS                                                   R$ 40,915                 R$ 41,632
                                                                        ---------                 ---------


                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------

CURRENT LIABILITIES:
   Notes payable                                                        R$  3,957                  R$ 4,565
   Accounts payable and accrued expenses                                    4,098                     3,937
   Payroll and related accruals                                             3,102                     2,397
   Taxes, other than income taxes                                           3,394                     2,355
   Deferred income                                                            866                       866
   Other                                                                      423                       237
                                                                        ---------                 ---------
         TOTAL CURRENT LIABILITIES                                         15,840                    14,357

NOTES PAYABLE, less current portion                                         7,056                     5,194

DEFERRED INCOME, less current portion                                       1,856                     2,084
                                                                        ---------                 ---------
         TOTAL LIABILITIES                                                 24,752                    21,635
                                                                        ---------                 ---------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 5,000 shares
     authorized; no shares issued                                               -                         -
  Common stock, $.0001 par value, 40,000,000
   shares authorized; and 12,933,638 shares
   issued and outstanding at March 31, 1999 and
   December 31, 1998, respectively                                              1                         1
  Additional paid-in capital                                               46,226                    46,226
  Deficit                                                                 (29,647)                  (25,902)
  Accumulated comprehensive loss                                             (417)                     (328)
                                                                        ---------                 ---------
         TOTAL SHAREHOLDERS' EQUITY                                        16,163                    19,997
                                                                        ---------                 ---------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     R$ 40,915                 R$ 41,632
                                                                        ---------                 ---------




         See Accompanying Notes to Consolidated Financial Statements.

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except share amounts)
                                  (Unaudited)

================================================================================


                                                                                           For the Three Months
                                                                                              Ended March 31,
                                                                                --------------------------------------------
                                                                                     1999                         1998
                                                                                ----------------             ---------------
NET OPERATING REVENUES:
 Restaurant sales                                                               R$     14,384                R$     18,381
 Franchise income                                                                         621                          433
 Other income                                                                             206                          195
                                                                                -------------                -------------
         TOTAL NET OPERATING REVENUES                                                  15,211                       19,009
                                                                                -------------                -------------
COSTS AND EXPENSES:
 Cost of restaurant sales                                                               5,513                       6,670
 Restaurant payroll and other employee benefits                                         3,365                       4,213
 Restaurant occupancy and other expenses                                                1,722                       1,979
 Depreciation and amortization                                                            777                       1,060
 Other operating expenses                                                               2,217                       2,828
 Selling expenses                                                                         653                         637
 General and administrative expenses                                                    1,227                       2,426
                                                                                -------------                -------------
         TOTAL COSTS AND EXPENSES                                                      15,474                      19,813
                                                                                -------------                -------------
(LOSS) FROM OPERATIONS                                                                   (263)                       (804)

 INTEREST (EXPENSE) - NET                                                              (1,083)                       (404)

FOREIGN EXCHANGE LOSS                                                                  (2,399)                          -
                                                                                -------------                -------------
NET (LOSS)                                                                             (3,745)                     (1,208)
                                                                                -------------                -------------
OTHER COMPREHENSIVE LOSS:
  Foreign currency translation adjustment                                                 (89)                        (39)
                                                                                -------------                -------------

COMPREHENSIVE LOSS                                                              R$     (3,834)               R$    (1,247)
                                                                                =============                ============

BASIC NET (LOSS) PER COMMON SHARE                                               R$       (.29)               R$      (.10)
                                                                                =============                ============
WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING - BASIC                                                       12,933,638                  12,310,998
                                                                                =============                ============






         See Accompanying Notes to Consolidated Financial Statements.

                     BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                      (in thousands, except share amounts)
                                   (Unaudited)

================================================================================


                                       Common Stock             Additional
                               ----------------------------      Paid-In
                                 Shares          Par Value       Capital         (Deficit)
                               ----------       -----------    -------------   ------------
Balance,  January 1, 1999      12,933,638        R$      1     R$    46,226    R$   (25,902)

Net loss                               -                 -               -           (3,745)

Cumulative translation
 adjustment                            -                 -               -                -
                               ----------       ----------     ------------    ------------

Balance, March 31, 1999        12,933,638        R$      1     R$    46,226    R$   (29,647)
                               ==========       ==========     ============    ============


                                  Cumulative
                                  Translation
                                  Adjustment                Total
                               ----------------        ---------------
Balance,  January 1, 1999        R$    (328)             R$   19,997

Net loss                                  -                   (3,745)

Cumulative translation
 adjustment                             (89)                     (89)
                                 ----------              -----------

Balance, March 31, 1999          R$    (417)             R$   16,163
                                 ----------              -----------





          See Accompanying Notes to Consolidated Financial Statements.

                     BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (in thousands, except share amounts)
                                   (Unaudited)

================================================================================

                                                           For the Three Months
                                                              Ended March 31,
                                                      --------------------------------
                                                          1999                1998
                                                      -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss)                                           R$ (3,745)          R$ (1,208)
 Adjustments to reconcile net
   (loss) to net cash provided by
   (used in) operating activities:
    Depreciation and amortization                           778               1,060

Changes in operating assets and liabilities:
  (Increase) Decrease in:
    Accounts receivable                                     297                 536
    Inventories                                             142                 189
    Other current assets                                   (550)               (225)
    Other assets                                            (25)                 (6)
  Increase (Decrease) in:
    Accounts payable and accrued expenses                   161              (1,416)
    Payroll and related accruals                            705                 193
    Taxes, other than income taxes                        1,039                (167)
    Deferred income                                        (228)               (221)
    Other current liabilities                               186                  17
                                                      ---------           ---------
        NET CASH (USED IN)
          OPERATING ACTIVITIES                           (1,240)             (1,248)
                                                      ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Capital expenditures                                     (228)               (272)
                                                      ---------           ---------
         NET CASH (USED IN) INVESTING ACTIVITIES           (228)               (272)
                                                      ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings under lines of credit                     1,255                 859
 Proceeds from exercise of options                           -                   23
                                                      ---------           ---------

         NET CASH PROVIDED BY FINANCING ACTIVITIES        1,255                 882
                                                      ---------           ---------

EFFECT OF FOREIGN EXCHANGE RATES                            (89)                (40)
                                                      ---------           ---------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                (302)               (678)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            817               1,522
                                                      ---------           ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD            R$     515          R$    844
                                                      ==========          =========





          See Accompanying Notes to Consolidated Financial Statements.

                     BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except share amounts)
                                   (Unaudited)

================================================================================




NOTE 1 - FINANCIAL STATEMENT PRESENTATION

         The accompanying financial statements have been prepared by Brazil Fast Food Corp. (the "Company"), without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1999 and for all periods presented have been made. The results of operations for the period ended March 31, 1999 are not necessarily indicative of the operating results for a full year. Unless otherwise specified all reference in these financial statements to (i ) "Reais", or "R$" are to the Brazilian Real (singular), or to Brazilian Reais (plural), the legal currency of Brazil, and (ii ) "U.S. Dollars" or "S" are to United States' dollars.

         Certain information and footnote disclosures prepared in accordance with general accepted accounting principles and normally included in the financial statements have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

NOTE 2 - MANAGEMENT PLANS REGARDING GOING CONCERN

         Since the acquisition on Venbo by the Company in 1996, the Company has sustained net losses totaling approximately R$29.6 million. To date, the Company has been dependent upon its initial capital, additional equity and debt financing to fund its operating losses and capital expansion. Currently, the Company has no debt financing available under its current credit lines, other than the ability to finance certain acquisitions of property and equipment.

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

                     BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except share amounts)
                                   (Unaudited)

================================================================================


NOTE 2 - MANAGEMENT PLANS REGARDING GOING CONCERN (cont'd)

         There can be no assurance that management's plans will be realized, or that additional financing will be available to the Company when needed, or at terms that are desirable. Furthermore, there can be no assurance that the Company will continue to receive the forbearance of its creditors, or that it will locate suitable new franchisees, or desirable locations for new franchisees to open stores. The Company's ability to further reduce expenses and head count is directly impacted by its need to maintain and infrastructure to support its current and future chain of locations. The Company's ability to remarket Company-owned stores to franchisees, and to generate cash flows from such activities, is impacted by the ability to locate suitable buyers with the interest and capital to compete such transactions, and the time to complete such sales. Additionally, the Company's ability to achieve its plans if further impacted by the instability of the economic environment in Brazil, which has a direct impact on the desire and ability of consumers to visit fast food outlets. The Company is also dependent upon the continued employment of key personnel. These factors, among other, raise substantial doubt about the Company's ability to continue as a going concern.

NOTE 3 -  RECLASSIFICATIONS

         Certain reclassifications have been made to the 1998 financial statements to conform with the current period presentation.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF RESULTS OF OPERATIONS AND LIQUIDITY
                             AND CAPITAL RESOURCES


RESULTS OF OPERATIONS

Introduction

         The world financial market disruptions that were initiated by the Asian financial crisis in late 1997 and exacerbated by the near-collapse of the Russian economy in mid 1998 ultimately spread to Brazil in late 1998. Bank interest rates surged upward beyond 35% per annum, while interest rates on consumer credit transactions rose to in excess of 8% per month. Unemployment rose substantially, particularly in cities such as Rio de Janeiro and Sao Paulo, as businesses attempted to cope with curtailed credit facilities and reduced economic growth. After several years of relative stability, the Brazilian currency was devalued in January 1999. All of these events led to a significant slowdown in retail traffic.

Restaurant Sales

         Net restaurant sales for Company-owned stores were R$ 14,384,000 and R$ 18,381,000 for the three months ended March 31, 1999 and 1998, respectively. Same stores sales declined approximately 10% when compared quarter to quarter.

         In addition to the macroeconomic factors described above, the approximately 21% decrease in first quarter 1999 revenues is attributable to the decrease in the number of Company owned retail outlets from 89 at March 31, 1998 to 67 at March 31, 1999, being the net effect of the closure of four existing outlets, the opening of two new outlets and the sale of 20 outlets to franchisees. This reflects implementation of the Company's strategy to limit its direct operations to highly profitable outlets, and to focus its future growth on developing and expanding its franchise network.

         The decrease in sales was partially offset by an overall 2% increase in selling prices.

Franchise Income

         Franchise income was R$ 621,000 and R$ 433,000 for the three months ended March 31, 1999 and 1998, respectively. The increase of 43% was principally attributable to the expansion of franchised locations, which grew from 64 units at March 31, 1998 to 96 units at March 31, 1999.

         The growth in the number of franchisees resulted in the Company's receipt of both increased initial franchise fees and increased royalty income.

         The decrease in average franchise income was attributable in part to the opening of new outlets with lower sales levels than those previously in operation. A number of these outlets are located in smaller cities or were opened as kiosks in locations in close proximity to other Bob's stores.

Other Income

         Other income was R$ 206,000 and R$ 195,000 for the three months ended March 31, 1999 and 1998, respectively. Other income, which is mainly derived from suppliers pursuant to license and exclusivity agreements, remained at a relatively constant level from quarter to quarter.


COST OF RESTAURANT SALES

         Cost of restaurant sales expressed as a percentage of net operating revenues were 36.2% and 35.1% for the three months ended March 31, 1999 and 1998, respectively.

RESTAURANT PAYROLL AND OTHER EMPLOYEE BENEFITS

         Restaurant payroll and other employee benefits expressed as a percentage of net operating revenues decreased from 22.2% in the quarter ended March 31, 1998 to 22.1% in the quarter ended March 31, 1999.

RESTAURANT OCCUPANCY COSTS AND OTHER EXPENSES

         Restaurant Occupancy Costs and Other Expenses expressed as a percentage of net operating revenues were approximately 11.3% and 10.4% for the three months ended March 31, 1999 and 1998, respectively.

Other Operating Expenses

         Other operating expenses expressed as a percentage of net operating revenues were approximately 14.6% and 14.9% for the three months ended March 31, 1999 and 1998, respectively. The decrease from quarter to quarter is due to reductions and non-renewals of professional service contracts covering such tasks as repair, maintenance and money collection.

Selling Expenses

         Selling expenses as a percentage of net operating revenues were 4.3% and 3.3% for the three months ended March 31, 1999 and 1998, respectively.

         The increase from quarter to quarter reflects a change in the correlation of such expenses to the Company's sales levels.

General and Administrative Expenses

         General and administrative expenses expressed as a percentage of net operating revenues were approximately 8.1% and 12.8% for the three months ended March 31, 1999 and 1998, respectively. The reduction of the general and administrative expense level is mainly due to:

         . a total headcount reduction of 13 administrative employee (including 2 senior managers and 3 managers)

         . restructuring of the Company's middle management, including the outsourcing of some departments in order to reduce administrative charges

         . termination of an accounting service agreement in September 1998 with a total net saving of approximately R$ 100,000 per month

         . relocation of the Company's executive and principal administrative offices to a Company-owned facility in July 1998

Interest Income and Expense

         Net interest expense expressed as a percentage of net operating revenues were approximately (7.1%) and (2.1%) for the three months ended March 31, 1999 and 1998, respectively. Net interest expense increased primarily due to interest rate increases and an increase in the Company's level of indebtedness.

Foreign Exchange Loss

         Foreign exchange loss of R$ 2,399,000 for the three months ended March 31, 1999 was primarily due to the devaluation of the Brazilian Reais on the Company's debt which is indexed to the U.S. dollar.

LIQUIDITY AND CAPITAL RESOURCES

         Since March 19, 1996, the Company has funded its operating losses of R$29,647,000 and made acquisitions of businesses and capital improvements (including store remodeling) by using cash remaining at the closing of its acquisition of Vembo, by borrowing funds from various sources and private placements of securities. As of March 31, 1999, the Company had cash on hand of R$515,000 and a working capital deficiency of R$11,863,000.

         The Company's capital requirements are primarily for expansion of its retail operations. Currently, five of the Company's stores are in owned facilities and all the others are in leased facilities. For the quarter ended March 31, 1999, the Company's EBITDA was R$514,000. During the same period, the Company's average cost to open a store approximated R$300,000 to

R$500,000, including leasehold improvements, equipment and beginning inventory, as well as expenses for store design, site selection, lease negotiation, construction supervision and obtaining permits. The Company currently estimated that capital expenditures for fiscal 1999 will approximate R$1,000,000. During 1999, the Company intends to focus its efforts on expanding both the number of its franchisees and its franchised outlets, neither of which are expected to involve significant capital expenditures by the Company.

         In the first quarter of 1999, the Company had net cash used in operating activities of R$1,240,000 and had net cash used in investing activities of R$228,000. The primary use of cash for investing activities was for capital expenditures related to the Company's retail store expansion.

         Management plans to address its immediate and future cash flow needs include focusing on a number of areas including


         .   the sale of Company-owned stores

         .   reduction of expenses, including head count reductions

         . the expansion of its franchisee base, which may be expected to generate additional cash flows from royalties and franchise fees without significant capital expenditure

         . the introduction of new programs and menu expansions to meet consumer wishes


         In order to act on these plans and sustain current operations, the Company is dependent upon the continued forbearance of its creditors, as well as additional financing.

         There can be no assurance that management's plans will be realized, or that additional financing will be available to the Company when needed, or at terms that are desirable. Furthermore, there can be no assurance that the Company will continue to receive the forbearance of its creditors, or that it will locate suitable new franchisees, or desirable locations for new franchisees to open stores. The Company's ability to further reduce expenses and head count is directly impacted by its need to maintain an infrastructure to support its current and future changing of locations. The Company's ability to re-market Company-owned stores to franchisees, and to generate cash flows from such activities, is impacted by the ability to locate suitable buyers with the interest and capital to complete such transactions, and the time to complete such sales. Additionally, the Company's ability to achieve its plans is further impacted by the instability of the economic environment in Brazil, which has a direct impact on the desire and ability of consumers to visit fast food outlets. The Company is also dependent upon the continued employment of key personnel. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

YEAR 2000

        The Company has performed a review of its Year 2000 preparedness relative to its products and systems, its accounting software and its computer hardware. The Company believes that it will not incur material costs in connection with becoming Year 2000 compliant. In addition, the Company has received communications from its significant third party vendors and service providers stating that they are generally on target to become Year 2000 compliant in 1999 if they have not already done so. There can be no assurance that these third party vendors and service providers will complete their own Year 2000 compliant projects in a timely manner and that failure to do so would not have an adverse impact on the Company's business.

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

FORWARD-LOOKING STATEMENTS

         Forward-looking statements in this report, including without limitation statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties, including those risk factors set forth in the Company's periodic filings made with the Securities and Exchange Commission, most recently in its Annual Report on Form 10-K for the year ended December 31, 1998. Investors are urged to read such periodic reports.

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


                                      Brazil Fast Food Corp.
                                          (registrant)
Dated:  May 14, 1999

                                      By:   /s/ Peter van Voorst Vader
                                          -----------------------------------
                                           Peter van Voorst Vader
                                           Chief Executive Officer
                                           (Principal Executive Officer)


                                      By:   /s/ Carlos Henrique da Silva Rego
                                          -----------------------------------
                                            Carlos Henrique da Silva Rego
                                            Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)