Form 10-Q
period 1999-06-30
BRAZIL FAST FOOD CORP
filed 1999-08-13
CIK 914537

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended June 30, 1999

                               or

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

              3,233,410 shares of Common Stock at August 10, 1999

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

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

================================================================================

                                     ASSETS
                                     ------

                                                                           June 30, 1999      December 31, 1998
                                                                           --------------     -----------------
                                                                            (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                                   R$   616              R$   817
   Accounts receivable, net of allowance for doubtful
      accounts of R$187                                                           2,299                 2,146
   Inventories                                                                      576                   660
   Prepaid expenses and other current assets                                      1,057                   545
                                                                               --------              --------

             TOTAL CURRENT ASSETS                                                 4,548                 4,168

PROPERTY AND EQUIPMENT, NET                                                      23,384                22,587

DEFERRED CHARGES, NET                                                            11,783                12,162

OTHER RECEIVABLES AND OTHER ASSETS                                                2,760                 2,715
                                                                               --------              --------

             TOTAL ASSETS                                                      R$42,475              R$41,632
                                                                               ========              ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
Notes payable                                                                  R$ 3,440              R$ 4,565
  Accounts payable and accrued expenses                                           3,882                 3,937
  Payroll and related accruals                                                    3,604                 2,397
  Taxes, other than income taxes                                                  3,654                 2,355
  Deferred income                                                                   866                   866
  Other                                                                             359                   237
                                                                               --------              --------

             TOTAL CURRENT LIABILITIES                                           15,805                14,357

NOTES PAYABLE, less current portion                                               8,012                 5,194

DEFERRED INCOME, less current portion                                             2,212                 2,084

OTHER LIABILITIES                                                                 1,078                     -
                                                                               --------              --------

             TOTAL LIABILITIES                                                   27,107                21,635
                                                                               --------              --------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 5,000 shares authorized; no
     shares issued                                                                    -                     -
  Common stock, $.0001 par value, 40,000,000 shares authorized;
   and 3,233,410 shares issued and outstanding at June 30, 1999 and
   December 31, 1998, respectively                                                    1                     1
  Additional paid-in capital                                                     46,226                46,226
  Deficit                                                                       (30,428)              (25,902)
  Accumulated comprehensive loss                                                   (431)                 (328)
                                                                               --------              --------

             TOTAL SHAREHOLDERS' EQUITY                                          15,368                19,997
                                                                               --------              --------

             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        R$42,475              R$41,632
                                                                               ========              ========

            See Selected Notes to Consolidated Financial Statements.

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)
================================================================================

                                                           For the Six
                                                           Months Ended
                                                             June 30,
                                                       ----------------------
                                                        1999          1998
                                                       ----------  ----------

NET OPERATING REVENUES:
  Restaurant sales                                     R$ 27,503   R$ 33,690
  Franchise income                                         1,343         906
  Other income                                             1,311       1,086
                                                       ---------   ---------

         TOTAL NET OPERATING REVENUES                     30,157      35,682
                                                       ---------   ---------
COSTS AND EXPENSES:
  Cost of restaurant sales                                10,537      12,268
  Restaurant payroll and other employee benefits           6,490       8,295
  Restaurant occupancy and other expenses                  3,345       3,855
  Depreciation and amortization                            1,567       2,136
  Other operating expenses                                 4,238       5,429
  Selling expenses                                         1,636       2,012
  General and administrative expenses                      3,239       4,658
                                                       ---------   ---------

         TOTAL COSTS AND EXPENSES                         31,052      38,653
                                                       ---------   ---------

(LOSS) FROM OPERATIONS                                      (895)     (2,971)

INTEREST (EXPENSE)                                        (2,036)    ( 1,159)

FOREIGN EXCHANGE LOSS                                     (1,595)       -
                                                       ---------   ---------
NET (LOSS)                                                (4,526)     (4,130)
OTHER COMPREHENSIVE INCOME (LOSS):
  FOREIGN CURRENCY TRANSLATION ADJUSTMENT                   (103)        (50)
                                                       ---------   ---------

COMPREHENSIVE LOSS                                     R$ (4,629)  R$ (4,180)
                                                       =========   =========

BASIC NET (LOSS) PER COMMON SHARE                      R$  (1.40)  R$  (1.34)
                                                       =========   =========

WEIGHTED AVERAGE BASIC COMMON SHARES
  OUTSTANDING                                          3,233,410   3,087,376
                                                       =========   =========

            See Selected Notes to Consolidated Financial Statements.

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

================================================================================

                                                    For the Three Months
                                                       Ended June 30,
                                                    ---------------------
                                                       1999        1998
                                                    ---------   ---------
NET OPERATING REVENUES:
  Restaurant sales                                  R$ 13,119   R$ 15,309
  Franchise income                                        722         473
  Other income                                            633         548
                                                    ---------   ---------

    TOTAL NET OPERATING REVENUES                       14,474      16,330
                                                    ---------   ---------

COSTS AND EXPENSES:
  Cost of restaurant sales                              5,024       5,598
  Restaurant payroll and other employee benefits        3,125       4,082
  Restaurant occupancy and other expenses               1,623       1,876
  Depreciation and amortization                           790       1,076
  Other operating expenses                              2,021       2,601
  Selling expenses                                        983       1,032
  General and administrative expenses                   1,540       2,232
                                                    ---------   ---------

    TOTAL COSTS AND EXPENSES                           15,106      18,497
                                                    ---------   ---------

(LOSS) FROM OPERATIONS                                   (632)     (2,167)

INTEREST (EXPENSE)                                       (953)       (755)

FOREIGN EXCHANGE GAIN                                     804        -
                                                    ---------   ---------

NET (LOSS)                                               (781)     (2,922)

OTHER COMPREHENSIVE INCOME (LOSS):
   FOREIGN CURRENCY TRANSACTION ADJUSTMENT                (14)        (11)
                                                    ---------   ---------

COMPREHENSIVE LOSS                                  R$   (795)  R$ (2,933)
                                                    =========   =========


BASIC NET (LOSS) PER COMMON SHARE                   R$   (.24)  R$   (.93)
                                                    =========   =========

WEIGHTED AVERAGE BASIC COMMON SHARES
 OUTSTANDING                                        3,233,410   3,133,037
                                                    =========   =========

            See Selected Notes to Consolidated Financial Statements.

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

================================================================================



                                                     Additional            Cumulative
                            Common Stock             Paid-In              Translation
                               Shares    Par Value   Capital   (Deficit)   Adjustment     Total
                             ----------  ---------  ---------  ----------  -----------  ---------
Balance,  January 1, 1999     3,233,410   R$     1   R$46,226   R$(25,902)  R$    (328)  R$19,997

Net loss                            -          -          -        (4,526)         -       (4,526)

Cumulative translation
 adjustment                         -          -          -           -           (103)      (103)
                             ----------  ---------  ---------  ----------  -----------  ---------

Balance, June 30, 1999        3,233,410  R$      1   R$46,226   R$(30,428)  R$    (431)  R$15,368
                             ==========  =========  =========  ==========  ===========  =========



           See Selected Notes to Consolidated Financial Statements.

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

================================================================================


                                                                         For the Six
                                                                         Months Ended
                                                                           June 30,
                                                                  --------------------------
                                                                       1999          1998
                                                                  ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss)                                                       R$  (4,526)    R$  (4,130)
 Adjustments to reconcile net (loss) to net cash provided by
  (used in) operating activities:
 Net gain on sale of assets                                              (72)            (1)
 Depreciation and amortization                                         1,567          2,136

 Changes in operating assets and expenses:
 (Increase) decrease in:
   Accounts receivable                                                  (153)           592
   Inventories                                                            84            263
   Other current assets                                                 (512)          (233)
   Other assets                                                          (45)            36
 Increase (decrease) in:
   Accounts payable and accrued  liabilities                             (55)        (1,828)
   Payroll and related accruals                                        1,207            205
   Taxes, other than income taxes                                      2,377           (288)
   Deferred income                                                       128           (439)
   Other current liabilities                                             122           (290)
                                                                      ------         ------

    NET CASH  PROVIDED BY (USED IN)  OPERATING ACTIVITIES                122         (3,977)
                                                                      ------         ------

CASH FLOWS FROM INVESTING ACTIVITIES :
 Capital expenditures                                                 (2,233)        (1,080)
 Proceeds from sale of assets                                            320             77
                                                                      ------         ------

     NET CASH (USED IN) INVESTING  ACTIVITIES                         (1,913)        (1,003)
                                                                      ------         ------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings under lines of credit                                  1,693          2,944
 Proceeds from private placement                                           -          1,505
 Proceeds from exercise of options                                         -             23
                                                                      ------         ------

    NET CASH PROVIDED BY FINANCING  ACTIVITIES                         1,693          4,472
                                                                      ------         ------
EFFECT OF FOREIGN EXCHANGE RATES                                        (103)           (52)
                                                                      ------         ------
NET (DECREASE) IN CASH AND CASH  EQUIVALENTS                            (201)          (560)

CASH AND CASH EQUIVALENTS, BEGINNING OF  PERIOD                          817          1,522
                                                                      ------         ------

CASH AND CASH EQUIVALENTS, END OF PERIOD                          R$     616     R$     962
                                                                  ==========     ==========


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

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

              SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

================================================================================

NOTE 1 - FINANCIAL STATEMENT PRESENTATION

     The accompanying financial statements have been prepared by Brazil Fast Food Corp. (the "Company"), without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1999 and for all periods presented have been made. The results of operations for the period ended June 30, 1999 are not necessarily indicative of the operating results for a full year. Unless otherwise specified all reference in these financial statements to (i ) "Reais", or "R$" are to the Brazilian Real (singular), or to Brazilian Reais (plural), the legal currency of Brazil, and (ii ) "U.S. Dollars" or "S" are to United States' dollars.

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

NOTE 2 - MANAGEMENT PLANS REGARDING GOING CONCERN

     Since the acquisition on Venbo by the Company in 1996, the Company has sustained net losses totaling approximately R$30.4 million. To date, the Company has been dependent upon its initial capital, additional equity and debt financing to fund its operating losses and capital expansion. Currently, the Company has no debt financing available under its current credit lines, other than the ability to finance certain acquisitions of property and equipment.

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


NOTE 4 - SHAREHOLDERS' EQUITY

     In June 1999, the Company's shareholders approved a four for one reverse stock split of its common shares. All share and per share amounts have been retroactively restated to present the effects of the reverse stock split.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES


RESULTS OF OPERATIONS

Introduction

     The world financial market disruptions that were initiated by the Asian financial crisis in late 1997 and exacerbated by the near-collapse of the Russian economy in mid-1998 ultimately spread to Brazil in late 1998. Bank interest rates surged upward beyond 35% per annum, while interest rates on consumer credit transactions rose to in excess of 8% per month. Unemployment rose substantially, particularly in cities such as Rio de Janeiro and Sao Paulo, as businesses attempted to cope with curtailed credit facilities and reduced economic growth. In January 1999, the Brazilian government devalued the Real in an effort to combat the onset of an economic recession. All of these events led to a slowdown in Brazilian retail traffic, generally, and to a significant reduction in the Company's sales for the first three months of 1999 in particular.

     By the end of the second quarter of 1999, the Brazilian economy began to show signs of a recovery. The January 1999 currency devaluation had increased the attractiveness of Brazilian products in world markets. Further, the Brazilian Central Bank initiated a series of interest rate reductions which lowered interest rates from approximately 42% per annum at the end of March 1999 to approximately 20% per annum by the end of June 1999. As agricultural and industrial production increased with the expansion of available credit facilities, employment and retail sales levels began to rise by the end of the second quarter of 1999 after several months of stagnation or decline.

     As the Brazilian economy improved during the second quarter of 1999, the Company's sales also increased. However, the Company remains burdened with a significantly higher level of indebtedness and interest expense than it had experienced prior to the commencement of the economic recession in late 1998.


Restaurant Sales

     Net restaurant sales for Company-owned stores were R$27,503,000 and R$33,690,000 for the six months ended June 30, 1999 and 1998, respectively. Same stores sales for the six months ended June 30, 1999 declined approximately 4.5% when compared with the six months ended June 30, 1998.

     In addition to the macroeconomic factors described above, the approximately 18.4% decrease in second quarter 1999 revenues is attributable to the decrease in the number of Company-owned retail outlets from 80 at June 30, 1998 to 63 at June 30, 1999, being the net effect of the closure of three existing outlets, the opening of two new outlets and the sale of 16 outlets to franchisees. This reflects implementation of the Company's strategy to limit its direct operations to highly profitable outlets, and to focus its future growth on developing and expanding its franchise network.

     The decrease in 1999 sales was partially offset by an overall 2% increase in selling prices, introduction of a new line of bacon products and an improved incentive program for store personnel.


Franchise Income

     Franchise income was R$1,343,000 and R$906,000 for the six months ended June 30, 1999 and 1998, respectively. The 1999 increase of 48.2% was principally attributable to the expansion of franchised locations, which grew from 64 units at June 30, 1998 to 98 units at June 30, 1999.

     The growth in the number of franchisees resulted in the Company's receipt of both increased initial franchise fees and increased royalty income.

     The 1999 decrease in average franchise income was attributable in part to the opening of new outlets with lower sales levels than those previously in operation. A number of these outlets are located in smaller cities or were opened as kiosks in locations in close proximity to other Bob's stores.


Other Income

     Other income, which is mainly derived from suppliers pursuant to license and exclusivity agreements and marketing fees, was R$1,311,000 and R$1,086,000 for the six months ended June 30, 1999 and 1998, respectively. The decrease of 20.7% was primarily attributable to the termination of one of these agreements.


Cost of Restaurant Sales

     Cost of restaurant sales expressed as a percentage of net operating revenues were 34.9% and 34.4% for the six months ended June 30, 1999 and 1998, respectively.

     The 1999 increase is primarily attributable to an approximately 50% increase in the cost of imported food products and paper goods following the January 1999 Brazilian currency devaluation and from a 1% increase in sales taxes.


Restaurant Payroll and Other Employee Benefits

     Restaurant payroll and other employee benefits expressed as a percentage of net operating revenues decreased from 23.2% in the six months ended June 30, 1998 to 21.5% in the six months ended June 30, 1999.

     The 1999 decrease was attributable to lower night shift wages and transportation benefits for new hires and to reduced daily hours of employment for store personnel, the benefits of which were partially offset by salary increases mandated by union agreements.


Restaurant Occupancy Costs and Other Expenses

     Restaurant Occupancy Costs and Other Expenses expressed as a percentage of net operating revenues were approximately 11.1% and 10.8% for the six months ended June 30, 1999 and 1998, respectively.

     The 1999 increase was mainly due to the portion of minimum rent which is linked to the Brazilian inflation rate.


Depreciation and Amortization

     Depreciation and amortization expense expressed as a percentage of net operating revenues was approximately 5.2% and 6.0% for the six months ended June 30, 1999 and 1998, respectively.

     The 1999 decrease is attributable to the completion of depreciation upon several assets (leasehold improvements) and to the 1998 year end write-off of all goodwill, which reduced 1999 amortization levels.


Other Operating Expenses

     Other operating expenses expressed as a percentage of net operating revenues were approximately 14.1% and 15.2% for the six months ended June 30, 1999 and 1998, respectively. The decrease is due to reductions and non-renewals of professional service contracts covering such tasks as repair, maintenance and money collection, partially offset by inflation-driven adjustments under certain on-going service contracts.


Selling Expenses

     Selling expenses as a percentage of net operating revenues were 5.4% and 5.6% for the six months ended June 30, 1999 and 1998, respectively.


General and Administrative Expenses

     General and administrative expenses expressed as a percentage of net operating revenues were approximately 10.7% and 13.1% for the six months ended June 30, 1999 and 1998, respectively. The 1999 reduction is mainly due to:

     * a total headcount reduction of 13 administrative employees (including senior managers and 3 managers)

     * restructuring of the Company's middle management, including the outsourcing of some departments in order to reduce administrative charges

     * relocation of the Company's executive and principal administrative offices to a Company-owned facility.


Interest Income and Expense

     Net interest expense expressed as a percentage of net operating revenues were approximately 6.7% and 3.2% for the six months ended June 30, 1999 and 1998, respectively.

     The 1999 increase is primarily due to interest rate increases and an increase in the Company's level of indebtedness.


Foreign Exchange Loss

     Foreign exchange loss of R$1,595,000 for the six months ended June 30, 1999 was primarily due to the January 1999 devaluation of the Brazilian currency, as the Company's bank indebtedness is indexed to the U.S. dollar.


LIQUIDITY AND CAPITAL RESOURCES

     Since March 19, 1996, the Company has funded its operating losses of R$30,428,000 and made acquisitions of businesses and capital improvements (including store remodeling) by using cash remaining at the closing of its acquisition of Vembo, by borrowing funds from various sources and private placements of securities. As of June 30, 1999, the Company had cash on hand of R$616,000 and a working capital deficiency of R$11,257,000.

     The Company's capital requirements are primarily for expansion of its retail operations. Currently, five of the Company's stores are in owned facilities and all the others are in leased facilities. For the six months ended June 30, 1999, the Company's EBITDA was R$672,000. During the same period, the Company's average cost to open a store approximated R$300,000 to R$500,000, including leasehold improvements, equipment and beginning inventory, as well as expenses for store design, site selection, lease negotiation, construction supervision and obtaining permits. The Company currently estimated that capital expenditures for fiscal 1999 will approximate R$1,000,000. During 1999, the Company intends to focus its efforts on expanding both the number of its franchisees and its franchised outlets, neither of which are expected to involve significant capital expenditures by the Company.

     In the first six months of 1999, the Company had net cash used in operating activities of R$1,240,000 and had net cash used in investing activities of R$228,000. The primary use of cash for investing activities was for capital expenditures related to the Company's retail store expansion.

     Management plans to address its immediate and future cash flow needs include focusing on a number of areas including

     *    the sale of Company-owned stores

     *    reduction of expenses, including headcount reductions

     * the expansion of its franchisee base, which may be expected to generate additional cash flows from royalties and franchise fees without significant capital expenditure

     * the introduction of new programs and menu expansions to meet consumer wishes.


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


QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

     The Company does not engage in trading market risk sensitive instruments and does not purchase hedging instruments or "other than trading" instruments that are likely to expose the Company to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. The Company has issued no debt instruments, entered into no forward or future contracts, purchased no options and entered into no swaps. The Company's primary market risk exposure is that of interest rate risk. A change in Brazilian interest rates would affect the rate at which the Company could borrow funds under its several credit facilities with Brazilian banks and financial institutions.


FORWARD-LOOKING STATEMENTS

     Forward-looking statements in this report, including without limitation statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties, including those risk factors set forth in the Company's periodic filings made with the Securities and Exchange Commission, most recently in its Annual Report on Form 10-K for the year ended December 31, 1998. Investors are urged to read such periodic filings.

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

                                      Brazil Fast Food Corp.
                                            (registrant)

Dated:  August 11, 1999

                                      By:  /s/ Peter van Voorst Vader
                                          ----------------------------------
                                           Peter van Voorst Vader
                                           Chief Executive Officer
                                           (Principal Executive Officer)

                                      By:  /s/ Carlos Henrique da Silva Rego
                                          ----------------------------------
                                           Carlos Henrique da Silva Rego
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)