Form 10-Q
period 1999-09-30
BRAZIL FAST FOOD CORP
filed 1999-11-15
CIK 914537

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended September 30, 1999

                                      or

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

             3,233,410 shares of Common Stock at November 10, 1999

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

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

================================================================================


                                     ASSETS
                                     ------

                                                         September 30, 1999   December 31, 1998
                                                         -------------------  -----------------
                                                             (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                       R$   578           R$    817
   Accounts receivable, net of allowance for doubtful
      accounts of R$187                                               2,263               2,146
   Inventories                                                          580                 660
   Prepaid expenses and other current assets                            617                 545
                                                                 ----------           ---------

             TOTAL CURRENT ASSETS                                     4,038               4,168

PROPERTY AND EQUIPMENT, NET                                          23,259              22,587

DEFERRED CHARGES, NET                                                11,593              12,162

OTHER RECEIVABLES AND OTHER ASSETS                                    2,774               2,715
                                                                 ----------           ---------

             TOTAL ASSETS                                          R$41,664            R$41,632
                                                                 ==========           =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
   Notes payable                                                  R$  9,109            R$ 4,565
   Accounts payable and accrued expenses                              3,078               3,937
   Payroll and related accruals                                       3,248               2,397
   Taxes, other than income taxes                                     3,961               2,355
   Deferred income                                                      736                 866
   Other                                                                532                 237
                                                                 ----------           ---------

             TOTAL CURRENT LIABILITIES                               20,664              14,357

NOTES PAYABLE, less current portion                                   2,921               5,194

DEFERRED INCOME, less current portion                                 1,965               2,084

OTHER LIABILITIES                                                     2,726                   -
                                                                 ----------           ---------

             TOTAL LIABILITIES                                       28,276              21,635
                                                                 ----------           ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 5,000 shares authorized; no
   shares issued                                                          -                   -
  Common stock, $.0001 par value, 40,000,000 shares authorized;
   and 3,233,410 shares issued and outstanding                            1                   1
  Additional paid-in capital                                         46,226              46,226
  Deficit                                                           (32,387)            (25,902)
  Accumulated comprehensive loss                                       (452)               (328)
                                                                 ----------           ---------

             TOTAL SHAREHOLDERS' EQUITY                              13,388              19,997
                                                                 ----------           ---------

             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            R$41,664            R$41,632
                                                                 ==========           =========

            See Selected Notes to Consolidated Financial Statements.

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

================================================================================

                                                          For the Nine
                                                          Months Ended
                                                          September 30,
                                                      ---------------------
                                                        1999         1998
                                                      ---------   ---------

NET OPERATING REVENUES:
  Restaurant sales                                    R$ 40,782   R$ 48,183
  Franchise income                                        2,265       1,418
  Other income                                            1,961       1,595
                                                      ---------   ---------

         TOTAL NET OPERATING REVENUES                    45,008      51,196
                                                      ---------   ---------
COSTS AND EXPENSES:
  Cost of restaurant sales                               15,756      17,670
  Restaurant payroll and other employee benefits          9,499      11,881
  Restaurant occupancy and other expenses                 5,023       5,536
  Depreciation and amortization                           2,366       2,909
  Other operating expenses                                6,166       7,733
  Selling expenses                                        4,279       2,942
  General and administrative expenses                     3,299       6,884
                                                      ---------   ---------

         TOTAL COSTS AND EXPENSES                        46,388      55,555
                                                      ---------   ---------
(LOSS) FROM OPERATIONS                                   (1,380)     (4,359)

INTEREST (EXPENSE)                                       (2,960)     (1,753)

FOREIGN EXCHANGE (LOSS)                                  (2,145)       (154)
                                                      ---------   ---------

NET (LOSS)                                               (6,485)     (6,266)

OTHER COMPREHENSIVE INCOME (LOSS):
   FOREIGN CURRENCY TRANSLATION ADJUSTMENT                 (124)        (59)
                                                      ---------   ---------

COMPREHENSIVE LOSS                                    R$ (6,609)  R$ (6,325)
                                                      =========   =========

BASIC NET (LOSS) PER COMMON SHARE                     R$  (2.04)  R$  (2.01)
                                                      =========   =========
WEIGHTED AVERAGE BASIC COMMON SHARES
  OUTSTANDING                                         3,233,410   3,147,950
                                                      =========   =========


            See Selected Notes to Consolidated Financial Statements.

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

================================================================================


                                                     For the Three Months
                                                      Ended September 30,
                                                    ---------------------
                                                      1999        1998
                                                    ---------   ---------

NET OPERATING REVENUES:
  Restaurant sales                                  R$ 13,279   R$ 14,493
  Franchise income                                        922         512
  Other income                                            651         509
                                                    ---------   ---------

    TOTAL NET OPERATING REVENUES                       14,852      15,514
                                                    ---------   ---------

COSTS AND EXPENSES:
  Cost of restaurant sales                              5,219       5,402
  Restaurant payroll and other employee benefits        3,009       3,586
  Restaurant occupancy and other expenses               1,678       1,680
  Depreciation and amortization                           799         773
  Other operating expenses                              1,928       2,304
  Selling expenses                                      1,674         930
  General and administrative expenses                   1,030       2,226
                                                    ---------   ---------

    TOTAL COSTS AND EXPENSES                           15,337      16,901
                                                    ---------   ---------

(LOSS) FROM OPERATIONS                                   (485)     (1,387)

INTEREST (EXPENSE)                                       (924)       (640)

FOREIGN EXCHANGE (LOSS)                                  (550)       (109)
                                                    ---------   ---------

NET (LOSS)                                             (1,959)     (2,136)

OTHER COMPREHENSIVE INCOME (LOSS):
   FOREIGN CURRENCY TRANSACTION ADJUSTMENT                (21)         (9)
                                                    ---------   ---------

COMPREHENSIVE LOSS                                  R$ (1,980)  R$ (2,145)
                                                    =========   =========

BASIC NET (LOSS) PER COMMON SHARE                   R$   (.61)  R$   (.66)
                                                    =========   =========
WEIGHTED AVERAGE BASIC COMMON SHARES
 OUTSTANDING                                        3,233,410   3,233,410
                                                    =========   =========

            See Selected Notes to Consolidated Financial Statements.

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

================================================================================

                                     Common Stock        Additional              Cumulative
                               -----------------------    Paid-In                Translation
                                 Shares     Par Value     Capital     (Deficit)  Adjustment     Total
                               ----------   ----------   ---------   ----------- ----------  ---------
Balance,  January 1, 1999       3,233,410     R$    1     R$46,226    R$(25,902)   R$(328)    R$19,997

Net loss                                -           -          -         (6,485)        -       (6,485)

Cumulative translation
 adjustment                             -           -          -             -       (124)        (124)
                               ----------   ----------   ---------   ----------- ----------  ---------

Balance, September 30, 1999     3,233,410     R$    1     R$46,226    R$(32,387)   R$(452)    R$13,388
                               ==========   ==========   =========   =========== ==========  =========



 See Selected Notes to Consolidated Financial Statements.

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

================================================================================

                                                                           For the Nine
                                                                           Months Ended
                                                                           September 30,
                                                                   ---------------------------
                                                                       1999           1998
                                                                   -----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss)                                                        R$  (6,485)    R$  (6,266)
 Adjustments to reconcile net (loss) to net cash provided by
  (used in) operating activities:
 Net gain (loss) on sale of assets                                       (224)            61
 Depreciation and amortization                                          2,366          2,909

 Changes in operating assets and expenses:
 (Increase) decrease in:
   Accounts receivable                                                   (117)           616
   Inventories                                                             80            236
   Other current assets                                                   (72)          (249)
   Other assets                                                           (59)            29
 Increase (decrease) in:
   Accounts payable and accrued expenses                                 (859)        (1,450)
   Payroll and related accruals                                           851            386
   Taxes, other than income taxes                                       4,332            424
   Deferred income                                                       (249)          (664)
   Other current liabilities                                              296           (353)
                                                                       ------         ------

    NET CASH  PROVIDED BY (USED IN)  OPERATING ACTIVITIES                (140)        (4,321)
                                                                       ------         ------
CASH FLOWS FROM INVESTING ACTIVITIES :
 Capital expenditures                                                  (2,876)        (1,933)
 Proceeds from sales of assets                                            631            323
                                                                       ------         ------

    NET CASH (USED IN) INVESTING  ACTIVITIES                          (2,245)        (1,610)
                                                                       ------         ------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings under lines of credit                                   2,271          3,383
 Proceeds from private placement                                            -          1,505
 Proceeds from exercise of options                                          -             23
                                                                       ------         ------

    NET CASH PROVIDED BY FINANCING  ACTIVITIES                          2,271          4,911
                                                                       ------         ------
EFFECT OF FOREIGN EXCHANGE RATES                                         (125)           (58)
                                                                       ------         ------
NET (DECREASE) IN CASH AND CASH  EQUIVALENTS                             (239)        (1,078)

CASH AND CASH EQUIVALENTS, BEGINNING OF  PERIOD                           817          1,522
                                                                       ------         ------

CASH AND CASH EQUIVALENTS, END OF PERIOD                               R$ 578         R$ 444
                                                                       ======         ======

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

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

              SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

================================================================================


NOTE 1 - FINANCIAL STATEMENT PRESENTATION

     The accompanying financial statements have been prepared by Brazil Fast Food Corp. (the "Company"), without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1999 and for all periods presented have been made. The results of operations for the period ended September 30, 1999 are not necessarily indicative of the operating results for a full year. Unless otherwise specified all reference in these financial statements to (i ) "Reais", or "R$" are to the Brazilian Real (singular), or to Brazilian Reais (plural), the legal currency of Brazil, and (ii ) "U.S. Dollars" or "S" are to United States' dollars.

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

NOTE 2 - MANAGEMENT PLANS REGARDING GOING CONCERN

     Since the acquisition on Venbo by the Company in 1996, the Company has sustained net losses totaling approximately R$32.4 million. To date, the Company has been dependent upon its initial capital, additional equity and debt financing to fund its operating losses and capital expansion. Currently, the Company has no debt financing available under its current credit lines, other than the ability to finance certain acquisitions of property and equipment.

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

  By the end of the second quarter of 1999, the Brazilian economy began to show signs of a recovery. The January 1999 currency devaluation had increased the attractiveness of Brazilian products in world markets. Further, the Brazilian Central Bank initiated a series of interest rate reductions which lowered interest rates from approximately 42% per annum at the end of March 1999 to approximately 19% per annum by the end of September 1999. As agricultural and industrial production slightly increased with the expansion of available credit facilities, employment and retail sales levels began to rise by the end of the second quarter of 1999 after several months of stagnation or decline.

  As the Brazilian economy improved during the second and third quarters of 1999, the Company's sales also increased. However, the Company remains burdened with a significantly higher level of indebtedness and interest expense than it had experienced prior to the commencement of the economic recession in late 1998.


Restaurant Sales

  Net restaurant sales for Company-owned stores were R$40,782,000 and R$48,183,000 for the nine months ended September 30, 1999 and 1998, respectively. Same stores sales for the nine months ended September 30, 1999 declined approximately 2.2% when compared with the nine months ended September 30, 1998. Same store sales for the three months ended September 30, 1999 increased approximately 2.6% when contrasted with the comparable 1998 fiscal period.

  In addition to the macroeconomic factors described above, the approximately 15.4% decrease in third quarter 1999 revenues is attributable to the decrease in the number of Company-owned retail outlets from 75 at September 30, 1998 to 65 at September 30, 1999, reflecting implementation of the Company's strategy to limit its direct operations to highly profitable outlets, and to focus its future growth on developing and expanding its franchise network.

  The decrease in 1999 sales was partially offset by an overall 2% increase in selling prices, introduction of new lines of bacon and chicken products and an improved incentive program for store personnel.


Franchise Income

  Franchise income was R$2,265,000 and R$1,418,000 for the nine months ended September 30, 1999 and 1998, respectively. The 1999 increase of 59.7% was principally attributable to the expansion of franchised locations, which grew from 79 units at September 30, 1998 to 107 units at September 30, 1999.

  The growth in the number of franchisees resulted in the Company's receipt of both increased initial franchise fees and increased royalty income.

  The 1999 increase in average franchise income was attributable in part to the opening of new outlets with higher sales levels than those previously in operation.

Other Income

  Other income, which is mainly derived from suppliers pursuant to license and exclusivity agreements and marketing fees, was R$1,961,000 and R$1,595,000 for the nine months ended September 30, 1999 and 1998, respectively.

Cost of Restaurant Sales

  Cost of restaurant sales expressed as a percentage of net operating revenues were 35.7 and 34.5% for the nine months ended September 30, 1999 and 1998, respectively.

  The 1999 increase is primarily attributable to an approximately 58% increase in the cost of imported food products and paper goods following the January 1999 Brazilian currency devaluation and from a 1% increase in sales taxes.


Restaurant Payroll and Other Employee Benefits

  Restaurant payroll and other employee benefits expressed as a percentage of net operating revenues decreased from 23.2% in the nine months ended September 30, 1998 to 21.1% in the nine months ended September 30, 1999.

  The 1999 decrease was attributable to lower night shift wages and transportation benefits for new hires and to reduced daily hours of employment for store personnel, the benefits of which were partially offset by salary increases mandated by union agreements.


Restaurant Occupancy Costs and Other Expenses

  Restaurant Occupancy Costs and Other Expenses expressed as a percentage of net operating revenues were approximately 11.2% and 10.8% for the nine months ended September 30, 1999 and 1998, respectively.

  The 1999 increase was mainly due to the portion of minimum rent which is linked to the Brazilian inflation rate.


Depreciation and Amortization

  Depreciation and amortization expense expressed as a percentage of net operating revenues was approximately 5.3% and 5.7% for the nine months ended September 30, 1999 and 1998, respectively.

  The 1999 decrease is attributable to the completion of depreciation upon several assets (leasehold improvements) and to the 1998 year end write-off of all goodwill, which reduced 1999 amortization levels.


Other Operating Expenses

  Other operating expenses expressed as a percentage of net operating revenues were approximately 14.2% and 15.1% for the nine months ended September 30, 1999 and 1998, respectively. The decrease is due to reductions and non-renewals of professional service contracts covering such tasks as repair, maintenance and money collection and the assumption by Franchisees of certain special event expenses, partially offset by inflation-driven adjustments under certain on-going service contracts.


Selling Expenses

  Selling expenses as a percentage of net operating revenues were 9.5% and 5.8% for the nine months ended September 30, 1999 and 1998, respectively.

General and Administrative Expenses

  General and administrative expenses expressed as a percentage of net operating revenues were approximately 7.6% and 13.5% for the nine months ended September 30, 1999 and 1998, respectively. The 1999 reduction is mainly due to:

  * a total headcount reduction of 14 administrative employees (including 2 senior managers and 3 managers).

  * non-recurring expenses incurred in the first nine months of 1998 of approximately R$200,000 related to labor compensation on dismissal of administrative personnel.

  * restructuring of the Company's middle management, including (i) the outsourcing of some departments in order to reduce administrative charges since November 1998 and (ii) the optimization of some functions and positions.

  * relocation of the Company's executive and principal administrative offices to a Company-owned facility in July 1998.

  * the termination of an accounting service agreement in September 1998 with a total net saving of approximately R$100,000 per month.

Interest Income and Expense

  Net interest expense expressed as a percentage of net operating revenues were approximately 6.8% and 3.4% for the nine months ended September 30, 1999 and 1998, respectively.

  The 1999 increase is primarily due to interest rate increases and an increase in the Company's level of indebtedness.


Foreign Exchange Loss

  Foreign exchange loss of R$2,145,000 for the nine months ended September 30, 1999 was primarily due to the January 1999 devaluation of the Brazilian currency, as the Company's bank indebtedness is indexed to the U.S. dollar.


LIQUIDITY AND CAPITAL RESOURCES

  Since March 19, 1996, the Company has funded its operating losses of R$32,387,000 and made acquisitions of businesses and capital improvements (including store remodeling) by using cash remaining at the closing of its acquisition of Venbo, by borrowing funds from various sources and private placements of securities. As of September 30, 1999, the Company had cash on hand of R$578,000 and a working capital deficiency of R$16,626,000.

  The Company's capital requirements are primarily for expansion of its retail operations. Currently, five of the Company's stores are in owned facilities and all the others are in leased facilities. For the nine months ended September 30, 1999, the Company's EBITDA was R$986,000. During the same period, the Company's average cost to open a store approximated R$300,000 to R$500,000, including leasehold improvements, equipment and beginning inventory, as well as expenses for store design, site selection, lease negotiation, construction supervision and obtaining permits. The Company currently estimates that its capital expenditures for fiscal 1999, which will be used to maintain its restaurant network, will approximate R$1,000,000. The Company anticipates that its primary use of its cash resources during 1999 will be to service its debt obligations. During 1999, the Company intends to focus its efforts on expanding both the number of its franchisees and its franchised outlets, neither of which are expected to involve significant capital expenditures by the Company.

  In the first nine months of 1999, the Company had net cash used in operating activities of R$140,000 and had net cash used in investing activities of R$2,245,000. The primary use of cash for investing activities was for capital expenditures related to the Company's retail store expansion.

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

Dated:  November 11, 1999

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