Form 10-K
period 1999-12-31
BRAZIL FAST FOOD CORP
filed 2000-04-14
CIK 914537

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934

  For the fiscal year ended December 31, 1999

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
            (State or other jurisdiction of                 (I.R.S. Employer
             incorporation or organization)                Identification No.)
                       Av. Brasil                                 N/A
                    6431--Bonsucesso                           (Zip Code)
                     CEP 21040-360
                 Rio de Janeiro, Brazil
        (Address of principal executive offices)

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

                               ----------------

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

  The number of shares outstanding of the Registrant's common stock is 3,235,290 (as of March 15, 2000).

  The aggregate market value of the voting stock held by non-affiliates of the Registrant is $8,290,431 (as of March 15, 2000).

                      DOCUMENTS INCORPORATED BY REFERENCE

  Registrant's Proxy Statement for its Annual Meeting of Stockholders to be convened on May 22, 2000.

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

                               ----------------

                                    PART I

ITEM 1. BUSINESS

(a) General Development of Business

  Brazil Fast Food Corp., through its wholly-owned subsidiary, Venbo Comercio de Alimentos Ltda., a Brazilian limited liability company which conducts business under the trade name "Bob's," owns and, directly and through franchisees, operates the second largest chain of hamburger fast food restaurants in Brazil.

 Recent Developments

  The world financial market disruptions that were initiated by the Asian financial crisis in late 1997 and exacerbated by the near-collapse of the Russian economy in mid-1998 ultimately spread to Brazil in late 1998. Bank interest rates surged upward beyond 35% per annum, while interest rates on consumer credit transactions rose to in excess of 8% per month. Unemployment rose substantially, particularly in cities such as Rio de Janeiro and Sao Paulo, as businesses attempted to cope with curtailed credit facilities and reduced economic growth. In January 1999, the Brazilian government devalued the Real in an effort to combat the onset of an economic recession. All of these events led to a slowdown in Brazilian retail traffic, generally, and to a significant reduction in our sales for the first quarter of 1999.

  By the end of the second quarter of 1999, the Brazilian economy began to show signs of a recovery. The January 1999 currency devaluation had increased the attractiveness of Brazilian products in world markets. Further, the Brazilian Central Bank initiated a series of interest rate reductions which lowered interest rates from approximately 42% per annum at the end of March 1999 to approximately 19% per annum by the end of December 1999. As agricultural and industrial production slightly increased with the expansion of available credit facilities, employment and retail sales levels began to rise by the end of the second quarter of 1999 after several months of stagnation or decline.

  As the Brazilian economy improved during the second, third and fourth quarters of 1999, our sales also increased. However, we remain burdened with a significantly higher level of indebtedness and interest expense than we had experienced prior to the commencement of the economic recession in late 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operation."

(b) Financial Information About Industry Segments

  Not applicable

(c) Narrative Description of Business

Restaurant Operations

  Each of our restaurants serves a generally uniform menu featuring hamburgers, french fries, soft drinks and juices, cold sandwiches, desserts and milkshakes. Selected restaurants also serve coffee and/or beer. We are particularly known for our milkshakes and the special spicing of our hamburgers.

  Historically, our restaurants were distinguishable from other "fast food" operations by their unique service design whereby customers would place and pay for their order on one line and pick up their order on another line. Cooks would prepare orders as read to them by the counter service representative who took the order. We have changed this two line system into a single line system, which has improved both the quality and speed of service, while retaining our cooked-to-order philosophy. This change has been made possible by deployment of proprietary software, which facilitates communication between counter personnel and the kitchen staff. Under this new system, as each order is input by a service representative into a countertop terminal, it also appears on a computer screen in the kitchen, thereby assuring that each customer will receive his food rapidly while permitting us to retain cooked-to-order offerings.

  Our restaurants generally open at 10:00 A.M. for lunch and remain open for dinner. Closing hours vary according to location. In some locations with proximity to late night entertainment, the outlets remain open for the "after hours" crowd. Our restaurants are not generally open for breakfast, although we are continuing to test market a limited breakfast menu at selected restaurants.

  Our prices are consistently positioned at the same levels as those for comparable products offered by our major competitors. We attempt to maintain the overall cost of our meals at levels competitive with lunch prices offered by popular street snack bars known as "lanchonetes".

  Originally, our restaurants were built as counter service facilities to accommodate our initial primary clientele of teenagers. In keeping with our current efforts to attract family oriented customers, all of our restaurants built since 1980 have included seating facilities. In addition, approximately 14 of our 19 pre-1980 restaurants have been renovated to update the decor, expand the seating facilities and provide air conditioning. Our restaurants have an identifiable style highlighted by their distinctive red and white color theme, which is used on all signage as well as upon our paper goods. This style is carried through in the uniforms worn by our personnel, which are occasionally modified to feature hats and shirts used in promotions.

  For the past several years, we have been the exclusive provider of hamburgers and related items at three of Brazil's largest special events-- Carnivale, the one week festive period which precedes the advent of Lent, the Formula One Automobile Racing Championships and the Motorcycle Grand Prix. In addition, our food products are sold at other special events throughout Brazil, including boat fairs, automobile fairs and State rodeos. Using custom constructed trailers and moveable kiosks, we are able to offer most of our products at temporary locations for the duration of each special event. In addition to providing an additional revenue source, our visibility is enhanced by signage that can be picked up via television coverage of the special event and by reaching a consumer market where we may not have a permanent outlet.

  The following table presents information concerning openings and closings of both our owned and operated and our franchised restaurants for the years ended December 31, 1999, 1998 and 1997(a):

                                                            Year Ended
                                                           December 31,
                                                          --------------------
                                                          1999    1998    1997
                                                          ----    ----    ----
   Owned and operated restaurants:
     Opened during period................................ --        1       7
     Closed during period................................   1       3       1
     Sold to franchisees.................................   4      15       9
     Open at end of period...............................  55      60      77
   Franchised restaurants:
     Opened during period................................  29(b)   26(c)   23(d)
     Closed during period................................   1       2       1
     Open at end of period............................... 108      80      56

--------
(a) Does not include trailers and kiosks used for temporary locations.

(b) Includes 4 of our owned and operated restaurants that were sold to franchisees during the year ended December 31, 1999.
(c) Includes 15 of our owned and operate restaurants that were sold to franchisees during the year ended December 31, 1998.
(d) Includes 9 of our owned and operated restaurants sold to franchisees during the year ended December 31, 1997.

  The following table presents information concerning the average guest check per customer and the sales distribution by meal period for our owned restaurants for the years ended December 31, 1999, 1998 and 1997:

                         Percent of Total Daily Sales      Average Guest Check Per Person
                         -------------------------------  --------------------------------
                           1999       1998       1997        1999       1998       1997
                         ---------  ---------  ---------  ---------- ---------- ----------
Lunch (10:00am--
 5:00pm)................      51.4%      51.0%      50.1% R$    4.70 R$    4.60 R$    4.01
Dinner (5:00pm--
 10:00pm)...............      48.6%      49.0%      49.9% R$    4.90 R$    4.70 R$    4.30
                         ---------  ---------  ---------  ---------- ---------- ----------
  Total.................     100.0%     100.0%     100.0% R$    4.80 R$    4.65 R$    4.16
                         =========  =========  =========  ========== ========== ==========

  We strive to maintain quality and uniformity throughout both our owned and operated and our franchised restaurants by publishing detailed specifications for food products, food preparation, and service, by continuous in-service training of employees, and by field visits from our supervisors. Quality control at each restaurant is undertaken by the store manager, who visually inspects the products as they are being prepared for cooking. The manager also keeps a record of the expiration date of the products in inventory. In the case of franchisees, field visits are made by our personnel who review operations and make recommendations to assist in compliance with our specifications.


  Our quality control inspectors are also sent to each restaurant periodically to conduct a review of the food stock. These inspectors also take samples of the water used at each restaurant in the preparation of food and drinks as well as random samples of one food item which are taken to a contract laboratory for a microbiological analysis.

 Growth Strategy

  Brazil's population of 160 million is the sixth largest in the world. Sao Paulo, Brazil's largest city, has 10 million residents and a metropolitan area population of 17 million persons. Rio de Janeiro, Brazil's second largest city, has 5.5 million residents and a metropolitan area population of 11 million persons. Eight other metropolitan areas have populations in excess of one million. According to Media Data '98, a non-affiliated consulting concern, the average annual income for the population of nine major markets in Brazil, including Sao Paulo and Rio de Janeiro, was as follows: R$70,728 for 1% of such population, R$44,916 for 4% of such population, R$29,328 for 7% of such population, R$19,368 for 12% of such population, R$10,128 for 31% of such population, R$5,220 for 33% of such population and R$2,748 for 12% of such population. The study, which took into account income and spending habits of the targeted population, concluded that the fast food market is one of Brazil's fastest growing business segments and that Brazil's fast food market could exceed 60,000,000 customers. Based upon the foregoing, we believe there is significant room for expansion in the Brazilian fast food market.

  We are currently focusing our growth efforts upon the development of new franchises, especially in northern Brazil, where competition is not as intense as in other urban areas. We also intend to enter into territory agreements with franchisees which will require the franchisee to commit to the development of several Bob's restaurants in a particular region. We also anticipate taking advantage of the continuing construction and development of shopping malls in Brazil, where fast food can be a significant profit center.

  In addition, we expect to continue to capitalize on our 48 year history in Brazil. As our operations are based wholly in Brazil, we believe we have the capacity to understand and respond to consumer taste preferences in developing additional local markets and test marketing new products and concepts.

  We also intend to utilize our customized trailers and moveable kiosks to maximize our ability to cater to special events and temporary markets, and also to test certain markets on a temporary basis.

  In 1999, we entered into substantially similar agreements with each of Petrobras and Ipiranga, the two largest Brazilian gasoline retailers with approximately 7,200 and 5,600 outlets, respectively, which provide that we and, respectively, Petrobras and Ipiranga will jointly select sites for development, each to include both a Bob's restaurant and a retail gas station. We contemplate that substantially all of these new sites will be built, owned and operated by present and future franchisees. We will share royalties received from each franchisee with these gasoline retailers.

  We have implemented a new computer system which facilitates automated transmission of daily sales receipts, inventory levels, and personnel utilization data from each of our retail outlets to our headquarters. As of December 31, 1999, we had installed this computer system in all of our owned and operated restaurants.

  We are continuing to explore alternate distribution channels for our products to maximize consumer exposure in an economically efficient manner. We expect to utilize a "store-within-a-store" concept where we will either rent space from a larger non-competitive retail consumer operation or will rent space in our own outlet to other non-competitive fast food providers, thereby maximizing consumer traffic while minimizing costs of operation. We currently rent space in two of our Sao Paulo stores to Dunkin' Donuts, which does not compete directly with us, but offers complementary products.

  In 1999, we initiated a computer based delivery system for telephonic food and beverage orders at approximately 53% of our restaurants.

 Franchise Program

  Our franchise agreements generally require the franchisee of a traditional Bob's restaurant to pay us an initial fee of $30,000 and to pay us additional fees equal to 4% of the franchisee's gross sales in its first two years of operation and 5% of monthly gross sales thereafter. In addition, franchisees pay 4% of monthly gross sales for cooperative advertising. Our typical franchise agreement also provides that the franchisee must use our approved supplies and suppliers and must build each franchised outlet in accordance with our specifications at our approved locations. The term of the majority of our franchise agreements is 10 years, with a few agreements having 5 year terms.

  At present, approximately 9 months elapse between our initial contact with a prospective franchisee and the opening of a franchised outlet. After the initial meeting, and if the potential franchisee meets certain basic conditions, such as significant business experience, financial resources and knowledge of the market in the area where the franchise will be located, a preliminary franchise agreement is signed, which, among other matters, requires the prospective franchisee to pay us a non-refundable sum equal to 50% of the initial franchising fee to partially compensate us for the cost of a three-month training program to familiarize the prospective franchisee with our operations. Following mutual agreement as to the site of a new restaurant, a definitive franchise agreement is signed, outlining the obligations and responsibilities of each party, including the franchising fees and promotion commissions to be paid to us. The franchisee then begins a three-month training program. Construction of the restaurant typically begins at the beginning of the training program and is generally completed within three to six months. The franchising fee is sufficient to cover all training expenses incurred by us.

  In some instances, the franchise agreements that we have negotiated with existing franchisees accommodate specific requirements and characteristics of the franchisee. We have entered into territory agreements with franchisees located in areas where we have determined that it is in our best interest to establish two or more stores within a geographic region. The territory agreements incorporate the same terms and conditions of our franchise agreements, but also provide for the franchisee to commit to opening an agreed-upon number and type of store within a specified time-frame. In a limited number of instances, we may grant franchisees exclusive territorial rights if we believe such grants would further the development of new market opportunities.

  Under Brazilian law, we cannot dictate the price at which our franchisees sell their products, although in general, franchisee prices mirror the prices at our owned and operated stores.

  We receive 35 to 40 inquiries monthly from potential franchisees. A steering committee formed by our top management receives formal franchising proposals and reviews them to determine which should be accepted.

  In addition to the 70 franchisees who, collectively, operated 124 outlets, including 12 kiosks and 4 trailers, at December 31, 1999, we have signed final franchising contracts with 28 new franchisees to open and operate a like number of additional outlets, to be located in the States of Rio de Janeiro, Sao Paulo, Mato Grosso de Sul, Brasilia, Rio Grande do Norte and Maranhao. The majority of these additional outlets are scheduled to begin operations prior to the end of 2000.

  We have received numerous awards from the Brazilian Franchise Association, an independent trade organization, including

  .  quality seal for the years 1999, 1998, 1997 and 1996.

  . best Brazilian franchise operation in 1997 out of approximately 1,000 candidates.

  We generally retain a right of first refusal in connection with any proposed sale of a franchisee's interest.

 Advertising and Promotions

  We utilize television, radio, and a variety of promotional campaigns to advertise our products. Our primary promotional campaign in 1999 was to inform our customers that they could select either hamburger or chicken burger as a primary component of all of our sandwich offerings.

  We introduced colorful cardboard boxes imprinted with the "Bob's" symbol for our premium sandwich offerings in 1997, replacing paper bags, thereby enhancing our quality image.

  In September 1997, we launched a new line of chicken products in an effort to capitalize upon customers' requests for "health-oriented" food offerings. One of these products, a chicken steak sandwich, has become one of our best selling offerings.

  In 1998, we launched the "Bob's Dog," an extra-large hot dog with two different sauces.

  In 1999, we introduced a chocolate mousse pie dessert. Bacon was also added as an option to all of our sandwich offerings.

  We and our advertising agency annually develop a multi-media marketing program to advertise our restaurant network in its primary markets. We periodically develop 15 and 30 second television commercials which, typically, are aired one to six times a day for a 15-day period. Temporary product discounts are offered in Rio de Janeiro and Sao Paulo through radio and television advertising several times a year. Other successful promotional programs have included offering products tied into popular movies with certain value meals, and selling specially produced hats at a discount with certain value meals. We also offer a "kids meal," which includes three food items and a small packaged toy. Certain of our outlets offer special services for children's birthday parties and also feature appearances by "Bobi," our mascot. All these programs are reinforced by visual tools, such as banners, posters and place mats.

  We keep franchisees informed of current advertising techniques and effective promotions and make our advertising materials available to our franchisees. Our franchisees are required, generally, to spend 4% of their monthly gross receipts for advertising and promotions. Individual stores also develop promotional programs to attract additional clientele or to assist in the implementation of expanded business hours. These promotions are paid for by each outlet. We commit approximately 4% of our system-wide gross sales to marketing activities.

  We are a participant in a joint retail marketing effort initiated in 1998 in Rio de Janeiro, together with Shell, Lojas Americanas (one of the biggest department store chains in Brazil) and Sendas (one of the biggest supermarket chains in Brazil), of memberships in "Smart Club," which offers special premiums to repeat customers. This ongoing program was expanded during 1999 to encompass other areas of Brazil.

 Sources of Supply

  We and our franchisees have not experienced any material shortages of food, equipment, fixtures, or other products which are necessary for restaurant operations. We anticipate no such shortages of products and, in any event, believe that alternate suppliers are available.

  We purchase food products and packaging from numerous independent suppliers. To take advantage of volume discounts, we have entered into centralized purchasing agreements. Food products are ordered by, and delivered directly to each restaurant. Billing and payment for our owned restaurants are handled through the centralized office, while franchisees handle their own invoices directly. Packaging and durable goods are delivered to a centralized warehouse operated by a non-affiliated person, which delivers supplies to each of our own restaurants. This centralized purchasing helps assure availability of products and provides quantity discounts, quality control and efficient distribution.

  We participate in joint promotion and marketing programs with Coca-Cola for its soft drink products and with Novartis Nutricion for its Ovomaltine chocolate, as well as with Mate Leas for a popular Brazilian brand of iced tea.

 Trademarks

  We believe that our trademarks and service marks, all of which are owned by us, are important to our business.

  Our trademarks and service marks have been registered in the Brazilian trademark office. These trademarks and service marks expire at various times from 2000 to 2007. Renewals of these trademarks and service marks generally have been obtained prior to their expiration.

 Competition

  In terms of the number of retail outlets, we are the second largest food service organization in Brazil. Each of our restaurants is in competition with other food service operations within the same geographical area. We compete with other organizations primarily through the quality, variety, and value perception of food products offered. The number and location of units, quality and speed of service, attractiveness of facilities, and effectiveness of marketing are also important factors. The price charged for each menu item may vary from market to market depending on competitive pricing and the local cost structure.

  Based on several articles which have appeared in independent Brazilian newspapers and periodicals, we believe that we and McDonald's are the market leaders in the hamburger fast food business in Rio de Janeiro and Sao Paulo. Statistical data drawn from these articles indicate that our share of the fast food hamburger chain market approximated 12%, 11.0% and 11.2% during the years ended December 31, 1999, 1998 and 1997, respectively. McDonald's, which ended 1999 with approximately 870 outlets including 237 kiosks, accounted for substantially all of the balance of this market. At the end of 1998, McDonald's Brazilian outlets and kiosks approximated 590.

  Pizza Hut ended 1999 with 70 fast food pizza outlets in Brazil, as contrasted with 133 at the end of 1998 and 110 at the end of 1997. Domino's Pizza opened 8 stores in 1999. Arby's closed all outlets during 1999. Habib's, a Middle Eastern fast food chain, ended 1999 with approximately 124 outlets.

  Our competitive position is enhanced by our use of fresh ground beef and special flavorings, made-to-order operations, comparatively diverse menu, use of promotional products, wide choice of condiments, atmosphere and decor of our restaurants and our relatively long history in Brazil. We believe that the use of moveable trailers and kiosks, which are not utilized by our competitors, affords us a competitive advantage over our competitors. We also believe that, as a Brazilian-based company, we have the advantage over our American competitors of being able to readily understand and respond to local consumer preferences.

 Personnel

  As of December 31, 1999, we, including our franchisees, employed 3,608 persons, of whom 1,424 were employed in our owned and operated restaurants. The total number of full-time employees at that date was 1,254, of which 170 were temporary personnel. We have reduced the number of hours in each worker's shift, from 8 hours to 6 hours, in order to increase productivity.

  Our employee relations historically have been satisfactory. We are not a party to any collective bargaining agreements. However, we have agreed to be bound by the terms, as they may be applicable to our employees, of agreements negotiated on a city-by-city basis by trade associations of hotel, restaurant and fast food owners and operators, of which we are a member.

 Government Regulation

  We and our franchisees are subject to regulatory provisions relating to the wholesomeness of food, sanitation, health, safety, fire, land use and environmental standards and where applicable, liquor licensing as it relates to serving beer in selected restaurants. Suspension of certain licenses or approvals due to failure to comply with applicable regulations or otherwise could interrupt the operations of the affected restaurant. We and our franchisees are also subject to Brazilian federal labor codes establishing minimum wages and regulating overtime and working conditions.

  Franchising regulations at the federal level were enacted in Brazil at the end of 1994 and we believe we are in material compliance with such regulations. Should any further laws applicable to franchise relationships and operations be enacted, we are unable to predict their effect, if any, on our operations. We believe that we are in material compliance with all other regulatory provisions relating to our operations.


  We are not currently subject to any governmental price regulation.

(d) Financial Information About Foreign and Domestic Operations and Export
Sales

  Not applicable.

                          FORWARD-LOOKING STATEMENTS

  Forward-looking statements in this report, including without limitation, statements relating to our plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following:

Risks Relating to Operations

 Operating Losses; Accumulated Deficit; Need for Additional Financing; Qualified Report of Independent Auditors

  For the year ended December 31, 1999, we incurred a net loss of R$10,901,000. Our accumulated deficit at December 31, 1999 was R$36,803,000 and our working capital deficit at such date was R$11,560,000. Our plans to expand our retail operations may be significantly curtailed unless we obtain additional financing. There can be no assurance as to the availability or, if available, the terms of any such additional financing.

 Independent Auditors' Report

  The independent auditors' report upon our consolidated financial statements comprising a portion of this annual report includes an emphasis paragraph stating that such financial statements have been prepared assuming our continuity as a going concern and also stating that we have suffered recurring losses from operations and have a negative working capital that raises substantial doubt about our ability to continue as a going concern.

 Competition

  The restaurant industry, and particularly the fast food segment, is highly competitive with respect to price, service, food quality (including taste, freshness, healthfulness and nutritional value) and location. Both we and our franchisees face competition from a broad range of other restaurants and food service establishments. These competitors include international, national and local fast food chains. Our most significant competitor is McDonald's, whose restaurants offer food products similar to those offered by Bob's restaurants, at comparable prices. Several other international competitors are present in the Brazilian fast food market, including Domino's Pizza, Dunkin' Donuts and Pizza Hut. McDonald's, in particular, has vastly greater over-all financial and other resources than we do.

  The fast food industry is characterized by the frequent introduction of new products, accompanied by substantial promotional campaigns. In recent years, numerous companies in the fast food industry have introduced products positioned to capitalize on growing consumer preference for food products that are, or are perceived to be, healthful, nutritious, low in calories and low in fat content. We are subject to increasing competition from companies whose products or marketing strategies address these consumer preferences. There can be no assurance that consumers will continue to regard our products as sufficiently distinguishable from competitive products, that substantially equivalent products will not be introduced by our other competitors or that we will be able to compete successfully.

 Certain Factors Affecting the Fast Food Restaurant Industry

  In order to remain competitive, we are required to respond to changing consumer preferences, tastes and eating habits, increases in food and labor costs and national, regional and local economic conditions. Many companies internationally have adopted "value pricing" strategies. Such strategies could have the effect of drawing customers away from companies that do not engage in discount pricing and could also negatively impact the operating margins of competitors that do attempt to match competitors' price reductions. We could be adversely affected by continuing or sustained price discounting in the fast food industry.

 Risks Attendant to Franchise Expansion

  Our growth strategy is substantially dependent upon our ability to attract, retain and contract with qualified franchisees and the ability of these franchisees to open and operate their restaurants successfully. In addition, our continued growth will depend in part on the ability of our existing and future franchisees to obtain sufficient financing or investment capital to meet their market development obligations. If we experience difficulty in contracting with qualified franchisees, if franchisees are unable to meet their development obligations or if franchisees are unable to operate their restaurants profitably, our future operating results could be adversely affected.

 Government Regulation

  Both we and our franchisees are subject to regulatory provisions relating to the wholesomeness of food, sanitation, health, safety, fire, land use and environmental standards. Suspension of certain licenses or approvals due to failure to comply with applicable regulations or otherwise, could interrupt the operations of the affected restaurant. Both we and our franchisees are also subject to Brazilian federal labor codes establishing minimum wages and regulating overtime and working conditions. Changes in such codes could result in increased labor costs that could adversely impact future operating results. A Brazilian federal franchising law, enacted in December 1994, requires a franchisor to furnish a written offering statement to each perspective franchisee prior to consummation of the sale of a franchise, containing the franchisor's background, the duties and responsibilities of each of the franchisor and franchisee, all fees payable by the franchisee to the franchisor and information with respect to the operations and profitability of prior franchisees of the franchisor. This offering statement is not required to be reviewed by, or filed with any governmental agency. The franchise law also delineates the respective legal rights and rights of action of the franchisor and franchisee. Should any further laws applicable to franchise relationships and operations be enacted, we are unable to predict their effect, if any, on our operations.

 Dependence on Key Personnel

  We believe that our future success will depend in significant part upon the continued service of certain key personnel, principally Peter van Voorst Vader, our chief executive officer, and upon our ability to attract and retain highly qualified managerial personnel. Competition for such personnel is intense, and there can be no assurance that we can retain our existing key managerial personnel or that we can attract and retain such employees in the future. Our loss of key personnel or our inability to hire or retain qualified personnel could have a material adverse effect upon our results of operations.

Risks Relating to Brazil

 Change of Economic Environment

  In March 1994 the Brazilian government initiated an economic stabilization plan, known as the "Real Plan". Pursuant to the Real Plan, the government

  . implemented a tax and public spending reform program designed to reduce public expenditures and to improve the collection of tax revenues,

  .  announced the continuation of a privatization program and,

  . introduced a new currency, known as the real, in July 1994 to replace the cruzeiro real.

  The Real Plan has resulted in substantial reduction in Brazil's rate of inflation, which has declined from 2,489.11% per annum in 1993 to 20.1% per annum in 1999.

  Despite the success to date of the Real Plan in reducing inflation in Brazil, the fiscal adjustment program necessary to reduce government expenditures is not complete after the sixth year of the Real Plan. There can be no assurance that this economic program will be any more successful than previous programs in reducing inflation over the long term, especially in light of

  . the Brazilian congress' delay in approving certain reductions in government expenditures and reform of Brazil's social security system, and

  . the negative effects of the Asian, Russian and Latin American crises on Brazil, which has caused a flight of foreign investment, the devaluation of the real and new inflationary pressures on the Brazilian economy.

  Accordingly, periods of substantial inflation may once again have significant adverse effects on the Brazilian economy, on the value of the real and on our financial condition, results of operations and prospects.

 Currency Fluctuations

  Fluctuations in the exchange rates between the Brazilian currency and the U.S. Dollar will affect our operations. Brazil has historically experienced generally unpredictable currency devaluation for many years. Although the exchange rate between the real and the U.S. dollar had been relatively stable from mid-July 1994 through late 1998, the spread of the Asian and Russian economic difficulties to South America culminated in the devaluation of the real in mid-January 1999. By the end of January 1999, the real dropped against the dollar by approximately 64% compared to the end of December 1998. As of December 31, 1999, the exchange rate was R$1.789 to $1.00. Although some recent economic measures has been taken by the Brazilian Federal Government in an effort to stabilize the real, the potential for future devaluation or volatility continues to persist.

 Political and Constitutional Uncertainty

  The Brazilian political scene has been marked by high levels of uncertainty since the country returned to civilian rule in 1985 after 20 years of military government. The death of a President-elect and the impeachment of another President, as well as frequent turnovers at and immediately below the cabinet level, particularly in the economic area, have contributed to the absence of a coherent and consistent policy to confront Brazil's economic problems. While the free market and liberalization measures of recent years have enjoyed broad political and public support, some important political factions remain opposed to significant elements of the reform program, including, in particular, the Workers' Party, headed by Mr. Luiz Inacio Lula da Silva, the runner-up in each of the 1998, 1994 and 1989 Presidential elections. Mr. Fernando Henrique Cardoso, who was re-elected to a second four-year term as President in October 1998, is expected to continue to pursue the adoption of free market and economic liberalization measures similar to those undertaken in recent years. There can be no assurance that such measures will be adopted or, if adopted, that they will be successful. Failure to adopt economic reform measures could adversely impact Brazil=s economy which in turn could adversely affect our revenues and results of operations.

 Controls on Foreign Investments

  Brazil generally requires governmental approval for the repatriation of capital and income by foreign investors. Although such approvals are usually given, there can be no assurance that such approvals will be forthcoming in the future. In addition, the government may impose temporary restrictions on foreign capital remittances abroad, if there is a deterioration in the balance of payments or for other reasons. We could be adversely affected by delays in, or a refusal to grant, any required governmental approval for repatriation of capital from Venbo. There can be no assurance that additional or different restrictions or adverse policies applicable to Venbo will not be imposed in the future, or as to the duration or impact of any such restrictions or policies.

 Differing Accounting Standards

  Companies in Brazil are subject to accounting, auditing and financial standards and requirements that differ, in some cases significantly, from those applicable to companies in the United States. In particular, inflation accounting rules may require for both tax and accounting purposes that certain assets and liabilities be restated using an index established by the government in order to express such items in terms of currency of constant purchasing power. However, the official index for price level restatement varies from year to year and may more accurately reflect actual inflation rates in one year than in another year. Consequently, our consolidated financial statements included in this annual report, expressed in reais although prepared in accordance with U.S. GAAP, may not accurately reflect all inflationary distortions in such financial statements.

ITEM 2. PROPERTIES

  All of our restaurants currently in operation, excluding kiosks and movable trailers, have been built to our specifications as to exterior style and interior decor, are either in a strip of stores on a neighborhood street or in mall food court outlets, with some free-standing, one-story buildings, and are substantially uniform in design and appearance. They are constructed on sites ranging from approximately 1,100 to 7,500 square feet, free-standing restaurants. Most are located in downtown areas or shopping malls, are of a store-front type and vary according to available locations but generally retain standard signage and interior decor.

  We own the land and building for 9 restaurants, 5 of which are presently leased to franchisees, have leases covering land and building for 4 restaurants, and have leases for 55 restaurants. Our land and building leases are generally written for terms of five years with one or more five-year renewal options. In certain instances, we have the option to purchase the underlying real estate. Certain leases require the payment of additional rent equal to the greater of a percentage (ranging from 1% to 10%) of monthly sales or specified amounts.

  Our corporate headquarters are located in premises at Avenida Brasil, 6431-Bonsucesso, CEP 21040-360, Rio de Janeiro, Brazil, which Venbo acquired in 1995.

ITEM 3. LEGAL PROCEEDINGS

  We refer you to Note 13 of our consolidated financial statements for information relating to certain litigation we have instituted against the Brazilian Federal and certain state governments seeking the right to pay certain currently unpaid taxes in several installments and seeking a declaration that neither fines nor interest rates higher than 12% per year should be included in such installments.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There were no matters submitted to a vote of our security holders during the fourth quarter of the year ended December
31, 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

  (a) Our Common Stock and Class A Redeemable Common Stock Purchase Warrants are each quoted on the Nasdaq SmallCap Market under the respective symbols "BOBS" and "BOBSW." Our Class B Redeemable Common Stock Purchase Warrants are quoted on Nasdaq's Electronic Bulletin Board under the symbol "BOBSZ." Prior to February 4, 2000, these warrants were also quoted on the Nasdaq SmallCap Market. The following table sets forth the range of the high and low bid quotations on the Nasdaq SmallCap Market for the periods indicated:

                               Common Stock   Class A Warrants  Class B Warrants
                             ---------------- ----------------- ----------------
Three Months Ended            High     Low      High     Low      High     Low
------------------           ------- -------- -------- -------- -------- -------
March 31, 1999.............. $ 3 1/2 $  2 1/4 $   1/32   $ 1/32 $   1/16 $  1/32
June 30, 1999............... $ 4 3/4 $  2 1/4 $   1/32   $ 1/32 $    1/8 $  1/32
September 30, 1999.......... $ 3 1/2 $  1 7/8 $    1/8   $ 1/32 $   3/16 $  1/32
December 31, 1999........... $ 2 3/8 $ 1 7/16 $    1/8   $ 1/32 $  17/32 $  1/32
March 31, 1998.............. $ 3 1/2 $ 2 3/32 $    1/4 $    1/8 $   3/32 $  1/32
June 30, 1998............... $   3   $1 27/32 $   5/32   $ 1/32 $    3/8 $  1/32
September 30, 1998.......... $ 2 1/8 $    3/4 $   5/32   $ 1/32 $   5/32 $  1/32
December 31, 1998........... $1 1/16 $   9/16 $   5/32   $ 1/32 $   5/32 $  1/32

The above quotations represent prices between dealers and do not include retail markup, markdown or commission. They do not necessarily represent actual transactions.

  (b) As of March 15, 2000, there were 85, 16 and 18 recordholders of our Common Stock, Class A Warrants and Class B Warrants, respectively.

  (c) We have not declared any cash dividends on our Common Stock and we have no intention to pay cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

  The following selected financial data has been derived from our audited consolidated financial statements subsequent to our acquisition of Venbo. All amounts are stated in constant R$ in accordance with U.S. GAAP, unless otherwise noted.

  The following data should be read in conjunction with our consolidated financial statements and related notes, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the other financial information included elsewhere in this annual report.

Statement of Operations Data:
(in thousands)

                                                                 BFFC             Venbo
                                                           ----------------- ---------------
                                      BFFC
                          -------------------------------
                             Year Ended December 31,        March 19, 1996   January 1, 1996
                          -------------------------------         to               to
                            1999       1998       1997     December 31, 1996 March 18, 1996
                          ---------  ---------  ---------  ----------------- ---------------
                                                                              (Predecessor)
NET OPERATING REVENUES:
Restaurant Sales........  R$ 56,370  R$ 63,666  R$ 73,008      R$ 56,381        R$15,001
Franchise Income........      3,261      1,939      1,475            651             161
Other Income............      2,749      2,187      1,705          1,253             113
                          ---------  ---------  ---------      ---------        --------
TOTAL NET OPERATING
 REVENUES...............     62,380     67,792     76,188         58,285          15,275
                          ---------  ---------  ---------      ---------        --------
COST AND EXPENSES:
Cost of Restaurant
 Sales..................     21,715     23,453     25,861         20,479           6,430
Restaurant Payroll and
 other employees'
 benefits...............     12,660     15,389     17,490         13,412           3,231
Restaurant Occupancy and
 Other Expenses.........      6,755      7,316      7,532          4,645           1,085
Depreciation and
 Amortization...........      3,489      3,738      4,139          2,650             675
Other Operating
 Expenses...............      8,534      9,978     10,751          8,632           3,111
Selling Expenses........      6,119      3,700      4,719          3,599             880
General and Admin.
 Expenses...............      5,526     10,161     10,745         10,128           3,609
Impairment of Goodwill..        --       5,076        --             --              --
                          ---------  ---------  ---------      ---------        --------
Total Cost and
 Expenses...............     64,798     78,811     81,237         63,545          19,021
                          ---------  ---------  ---------      ---------        --------
(Loss) From Operations..     (2,418)   (11,019)    (5,049)        (5,260)         (3,746)
Interest Income.........         16        109         45            111           2,196
Interest Expenses.......     (5,046)    (3,151)    (1,488)          (139)           (989)
Foreign Exchange (loss)
 gain...................     (3,453)      (288)       (23)             4             273
                          ---------  ---------  ---------      ---------        --------
(Loss) before benefit
 from income taxes .....    (10,901)   (14,349)    (6,515)        (5,284)         (2,266)
Benefit from income
 taxes..................        --         --         --              46             --
                          ---------  ---------  ---------      ---------        --------
Net (Loss) .............  R$(10,901) R$(14,349) R$ (6,515)     R$ (5,238)       R$(2,266)
                          ---------  ---------  ---------      ---------        --------
Basic Net (Loss) per
 common share...........  R$  (3.37) R$ ( 4.53) R$  (2.32)     R$  (2.72)
                          ---------  ---------  ---------      ---------
Weighted Average Common
 Share Outstanding
 (basic)................  3,235,290  3,169,748  2,831,607      1,924,026
                          =========  =========  =========      =========

Balance Sheet Data:

                                 At December 31,
                          -------------------------------
                            1999       1998       1997
                          ---------  ---------  ---------
Working capital
 (deficit)..............  R$(11,560) R$(10,189) R$ (6,741)
Total Assets............  R$ 39,410  R$ 41,632  R$ 49,354
Retained earnings
 (deficit)..............  R$(36,803) R$(25,902) R$(11,553)
Total Shareholders'
 equity.................  R$  8,963  R$ 19,997  R$ 32,901

Exchange Rates

  On August 1, 1993, the cruzeiro real replaced the cruzeiro as the unit of Brazilian currency, with each cruzeiro real being equal to 1,000 cruzeiros. Beginning in December 1993, the Brazilian Federal Government began implementation of the Real Plan, which was intended to reduce inflation. As part of the Real Plan, in March 1994 the Government introduced a new unit of account, the URV, linked to the movements in the exchange rate of the cruzeiro real to the U.S. dollar and intended to be transformed into the new unit of currency, the real. Certain contracts and public utility rates were required to be indexed to the URV. On July 1, 1994, the real replaced the cruzeiro real as the unit of Brazilian currency, with each real being equal to 2,750 cruzeiros reais and initially having an exchange rate of R$1.00 to $1.00. The URV ceased to exist upon the introduction of the real.

  The issuance of reais was initially subject to quantitative limits backed by a corresponding amount of U.S. dollars in reserves, but the Government subsequently expanded those quantitative limits and allowed the real to float, with parity between the real and the U.S. dollar (R$1.00 to $1.00) as a ceiling. In March 1995, the Central Bank do Brasil announced that it would intervene in the market and buy or sell U.S. dollars and established a band within which the real/U.S. dollar exchange rate could fluctuate. The Central Bank initially set the band with a floor of R$0.86 per $1.00 and a ceiling of R$0.90 per $1.00 and provided that after May 2, 1995, the band would be between R$0.88 and R$0.98 per $1.00. The band was in effect until February 1997, when the Central Bank reset the band between R$1.05 and R$1.14 per $1.00. In January 1999, the Central Bank removed the band, thus allowing the real to float freely, preventing a further drain on its monetary reserves. This new monetary policy, caused in part by the South American financial crisis and the flight of foreign capital from Brazil, caused a devaluation of the real of approximately 64% in one month's time.

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

                                               Average for
   Period                           Period-end period (1)    High        Low
   ------                           ---------- ----------- ---------  ---------
   1990............................  0.000062   0.000025    0.000062   0.000004
   1991............................  0.000389   0.000149    0.000389   0.000062
   1992............................  0.004505   0.001655    0.004505   0.000389
   1993............................  0.118589   0.032809    0.118584   0.004505
   1994............................  0.846000   0.645000    1.000000   0.118584
   1995............................  0.973000   0.923000    0.973000   0.842000
   1996............................  1.038600   1.007400    1.038600   0.973000
   1997............................  1.116400   1.077500    1.116400   1.038600
   1998............................  1.208700   1.164325    1.208700   1.123700
   1999............................  1.789000   1.814250    2.164700   1.207800

--------
(1) Weighted average of exchange rates on business days.

  Through June 30, 1997 our consolidated financial statements have been indexed and expressed in currency of constant purchasing power by using a monthly index derived from the Indice Geral de Precos-Mercado (IGP-M). Since the implementation of the Real Plan in June 1994, the Brazilian economy has experienced a declining rate of inflation, with a cumulative inflation rate for the three-year period from July 1994 to June 1997, as measured by the IGP-M of 54%. Based on the foregoing, we determined that Brazil ceased to be considered a hyperinflationary economy, as defined in FASB 52, and from July 1, 1997 no longer indexed its financial statements for constant currency purchasing power.

  Through 1995, we used the Unidade Fiscal de Referencia (UFIR) as the basis to reflect constant Brazilian Reais. Starting in 1996, we commenced using the IGP-M as the basis for indexation.

                                                         Value of 1.0
                                                         Restatement  Inflation
                                                         Units of One  for the
       Year                                                  Real     Period (%)
       ----                                              ------------ ----------
       1992.............................................  0.0026691    1,129.4
       1993.............................................  0.0673164    2,422.1
       1994.............................................  0.0676700      905.3
       1995.............................................  0.8287000        9.2
       June 30, 1997....................................  0.9510000       5.19

  We believe that the above indicies are appropriate general price level inflation indicators to be used under US GAAP.

  Items in the consolidated statements of operation for the years ended December 31, 1997 and 1996 are adjusted to the balance sheet date by:

  . Allocating inflationary holding gains or losses on interest bearing monetary assets and liabilities to their corresponding interest income and expense captions;

  . Allocating inflationary holding gains and losses from other monetary items to their corresponding income and expense captions.

  The allocation of the inflationary gains and losses to their respective consolidated statement of operations income statement captions is shown in note 3 to the consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion is based on and should be read together with our consolidated financial statements and notes thereto appearing elsewhere in this report. All amounts referred to herein that refer directly to our financial statement balances or are otherwise drawn directly from our consolidated financial statements or notes thereto are stated in constant R$ in accordance with U.S. GAAP.

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

  Measures by the government intended to influence the course of Brazil's economy (e.g. actions to control inflation, interest rates or consumption) have been frequent and occasionally drastic. Changes in policy, social instability or other political or economic developments, and the government's responses to such developments, may have a material adverse effect on our financial condition and results of operations.

  Mr. Fernando Henrique Cardoso was elected President of Brazil in October 1994 and took office in January 1995 for a single four-year term. He has generally sought to continue the economic stabilization and liberalization policies he developed as Finance Minister from May 1993 through April 1994 under President Itamar Franco. President Cardoso is the leader of a coalition of political parties that represents a majority of the

Federal Congress. Brazil's constitution was amended in 1998 to permit President Cardoso to stand for re-election to a second four-year term. Although President Cardoso's policies appear to have broad political support and he was re-elected in October 1998 for another four year term, his policies have suffered major setbacks, including the failure of Brazil's congress to pass social security reform and various austerity measures on government spending. There can be no assurance that President Cardoso's policies will not be revised in whole or in part at some future date. Furthermore, some important groups remain opposed to significant elements of his program, and the implementation of any policies of economic stabilization or liberalization is subject to significant compromises and accommodations.

 Economic Environment

  Our financial condition and results of operations are dependent on general economic conditions in Brazil, and in particular on

  .  economic growth and its impact on demand for fast food services, and

  .  exchange rates between Brazilian and foreign currencies.

Historically, the Brazilian economy has been extremely volatile, and the Government has implemented a succession of programs intended to stabilize the economy and provide a basis for sustainable, non-inflationary growth. We have been affected by such programs in a variety of ways, particularly when such programs have resulted in contractions in demand or very high real interest rates.

  Beginning in December 1993, the Government introduced the Real Plan, an economic stabilization program intended to reduce the rate of inflation by reducing certain public expenditures, collecting liabilities owed to the Government, increasing tax revenues, continuing to privatize government-owned entities and introducing a new currency. The real was introduced as Brazil's currency in July 1994, based on a monetary correction index, the URV, introduced earlier in the year. Since taking office in January 1995, President Cardoso has continued to implement the Real Plan. Under the Real Plan, the rate of inflation has decreased significantly, and the rate of growth of real gross domestic product has increased substantially. Since mid 1997, Brazil has faced continuing deficits in its payment balance and, simultaneously, the market began to doubt the government=s capability to reduce public spending. Based on these and other reasons, including massive outflows of foreign capital in the first two weeks of January 1999, Brazil devalued its currency. Brazil and the IMF have recently reached an agreement whereby Brazil would receive, under certain conditions (such as minimum level of country reserves and reversal of public spending deficit), a $40 billion bail-out package. The long-term effects upon Brazil in general and upon us in particular of the Real Plan and the devaluation and success of the bail-out package, are uncertain.

 Effects of Inflation and Devaluation

  Brazil has experienced extremely high and generally unpredictable rates of inflation and of devaluation of Brazilian currency for many years.

  Since the introduction of the Real Plan in July 1994, the rate of inflation has decreased considerably. As measured through 1995 by the Unidade Fiscal de Referencia (the "UFIR") and by the Indice Geral de Precos-Mercado (the "IGP-M") thereafter, the annualized rate of inflation was 6,624% for the first six months of 1994, 50% for the last six months of 1994 and 22.4% for the year 1995, with significantly all of 1995's inflation occurring during the first six months of that year. The annual rate of inflation during 1999 was 20.1% (mainly due to the effects of the Brazilian currency devaluation) as compared to 1.8% and 7.7% in 1998 and 1997, respectively. Inflation in 2000 is expected to be high with experts predicting an annual rate of inflation of between 6% and 8% due to the lingering effects of Brazil's 1998-1999 economic recession, the size of the public deficit and the difficulty to sustain external reserves.

  The following table sets forth Brazilian inflation, as measured by the UFIR/IGP-M, and the devaluation of the Brazilian currency against the U.S. dollar for the periods shown.

                                                       Year Ended December 31,
                                                                 (1)
                                                      --------------------------
                                                      1999  1998 1997 1996 1995
                                                      ----- ---- ---- ---- -----
      Inflation (UFIR/IGP-M)......................... 20.1% 1.8% 7.7% 9.2% 22.5%
      Devaluation (Brazilian Currency)............... 48.0% 8.3% 6.7% 6.9% 14.9%

--------
(1) Annualized rates

  Our results of operations in 1997 have been affected by inflation, and such financial information should be evaluated in light of the methodology for recognition of the effects of inflation. Significant effects include the following:

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

  . Effects of Inflation on Financial Instruments Denominated in Brazilian Currency. We have both assets and liabilities that are financial instruments denominated in Brazilian currency. Until July 1, 1994, the indexation of principal was provided for according to the index specified in the relevant instrument (subsequent to that time, only interest was impacted by indexation). As of July 1, 1997, we determined that Brazil no longer had a hyperinflationary economy as defined in SFAS 52 and ceased indexing our consolidated financial statements for constant currency purchasing power. In our consolidated financial statements, interest income or expense is reported net of the associated inflationary losses or gains, respectively, and accordingly depends on the relationship between the rate of interest (and, where applicable, indexation of principal) and the rate of inflation as measured by the UFIR, which is used to determine inflationary gains and losses. For example, indebtedness denominated in reais gives rise to interest expense to the extent that the rates of interest plus indexation exceed the rate of inflation, and it may give rise to negative interest expense if the rates of interest plus indexation are less than the rate of inflation.

  . Effects of Inflation and Devaluation on Indebtedness Denominated in Foreign Currency. At December 31, 1999, we had R$9,434,000 of indebtedness denominated principally in U.S. dollars. See note 9 to our consolidated financial statements. We do not hedge its obligations under its foreign currency-denominated indebtedness. In our consolidated financial statements, the interest expense attributable to foreign-currency denominated indebtedness is reported net of the associated inflationary gain and foreign exchange loss. When the rate of inflation and the rate of devaluation differ substantially, the effect on reported interest expense can be substantial.

  Our financial statements are presented in accordance with U.S. GAAP and accordingly recognize certain effects of inflation and restate data from prior periods in constant reais of June 30, 1997 purchasing power. Such restatement has been effected using the integral restatement method (correcao integral) required by the CVM (the Brazilian Securities Commission) to be used for financial statements of public corporations. In periods of inflation, monetary assets generate inflationary loss, and monetary liabilities generate inflationary gain, due to the decline in purchasing power of the currency. Inflationary gains or losses on monetary assets and liabilities have been allocated to their corresponding income or expense in the consolidated statements of operations. Inflationary gains or losses without a corresponding income or expense caption have been allocated to other net operating income/(expense).

Results of Operations

  Since the implementation of Real Plan in June 1994, the Brazilian economy has experienced declining levels of inflation rates, with a cumulative inflation rate for the three-year period from July 1994 to June 1997, as measured by the IGP-M of 54%. The inflation rate since June 30, 1997 and through December 1999, as measured by the IGP-M, was approximately 9.5% per annum. Considering the above, and notwithstanding new inflationary pressures now facing Brazil, we have made the determination that Brazil should no longer be considered a highly inflationary economy from July 1, 1997 onward, pursuant to FASB 52.

  Accordingly, operating results for the period ended December 31, 1997 presented in the accompanying financial statements have been indexed and expressed in currency of constant purchasing power of June 30, 1997 by using a monthly index derived from IGP-M index. The Company believes that the IGP-M index is an appropriate general price inflation indicator to be used under US GAAP. From July 1, 1997, we no longer indexed our financial statements for constant currency purchasing power.


                           Twelve                       Twelve                       Twelve
                           Months       %        %      Months       %        %      Months      %        %
                            Ended    Restau-    Net      Ended    Restau-    Net     Ended    Restau-    Net
                          December    rant   Operating December    rant   Operating December   rant   Operating
                          31, 1999    Sales  Revenues  31, 1998    Sales  Revenues  31, 1997   Sales  Revenues
                          ---------  ------- --------- ---------  ------- --------- --------  ------- ---------
                                                            (in thousands)
Net Operating Revenue:
--Restaurant Sales......  R$ 56,370   100.0            R$ 63,666   100.0            R$73,008   100.0
--Franchise Income......      3,261     5.8                1,939     3.0               1,475     2.0
--Other Income..........      2,749     4.9                2,187     3.4               1,705     2.3
                          ---------                    ---------                    --------
Total Net Operating
 Revenues...............     62,380   110.7    100.0      67,792   106.5    100.0     76,188   104.4    100.0
                          ---------                    ---------                    --------
Costs and Expenses:
--Cost of Restaurant
 Sales..................     21,715    38.5     34.8      23,453    36.8     34.6     25,861    35.4     33.9
--Restaurant Payroll and
 Other Employees
 Benefits...............     12,660    22.5     20.3      15,389    24.2     22.7     17,490    24.0     23.0
--Restaurant Occupancy
 and Other Expenses.....      6,755    12.0     10.8       7,316    11.5     10.8      7,532    10.3      9.9
--Depreciation and
 Amortization...........      3,489     6.2      5.6       3,738     5.9      5.5      4,139     5.7      5.4
--Other Operating
 Expenses...............      8,534    15.1     13.7       9,978    15.7     14.7     10,751    14.7     14.1
--Selling Expenses......      6,119    10.9      9.8       3,700     5.8      5.5      4,719     6.5      6.2
--General and
 Administrative
 Expenses...............      5,526     9.8      8.9      10,161    16.0     15.0     10,745    14.7     14.1
--Impairment of
 Goodwill...............                                   5,076     8.0      7.5        --               --
                          ---------   -----            ---------            -----   --------            -----
Total Cost and
 Expenses...............     64,798   115.0    103.9      78,811   123.8    116.3     81,237   111.3    106.6
                          ---------                    ---------            -----   --------            -----
(Loss) From Operations..     (2,418)   (4.3)    (3.9)    (11,019)  (17.3)   (16.3)    (5,049)   (6.9)    (6.6)
--Interest Income
 (Expenses), Net........     (8,483)  (15.0)   (13.6)     (3,330)   (5.2)    (4.9)    (1,466)   (2.0)    (1.9)
                          ---------                    ---------            -----   --------            -----
(Loss) Before Benefit
 from Income Taxes......    (10,901)  (19.3)   (17.5)    (14,349)  (22.5)   (21.2)    (6,515)   (8.9)    (8.6)
Benefit from Income
 Taxes..................        --                           --               --         --
                          ---------            -----   ---------            -----   --------            -----
Net (Loss)..............  R$(10,901)  (19.3)   (17.5)  R$(14,349)  (22.5)   (21.2)  R$(6,515)   (8.9)    (8.6)
                          =========            =====   =========            =====   ========            =====


Restaurant Sales

  Net restaurant sales for our owned stores were R$56,370,000, R$63,666,000 and R$73,008,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Same store sales on an annualized basis for 1999 decreased 0.5% when compared to 1998. On a comparative quarter to quarter basis, same store sales decreased 10.2% in the first quarter of 1999 and increased 5.2%, 2.6% and 7.3% in the second, third and fourth quarters, respectively, of 1999.

  In addition to the macroeconomic factors described elsewhere in this annual report, the approximately 8.0% decrease in 1999 revenues is attributable to the decrease in the number of owned and operated retail outlets from 68 at December 31, 1998 to 62 at December 31, 1999, reflecting implementation of our strategy to limit our direct operations to highly profitable outlets, and to focus our future growth on developing and expanding our franchise network.

  The decrease in 1999 sales was partially offset by an overall 7.9% increase in selling prices, introduction of new lines of bacon and chicken products, an improved incentive program for store personnel and the improvement, particularly in the fourth quarter of 1999, of the Brazilian economy.

Franchise Income

  Franchise income was R$3,261,000, R$1,939,000 and R$1,475,000 for the years ended December 31, 1999, 1998 and 1997, respectively. The increases of 68.2%, 31.5% and 81.6% in 1999, 1998 and 1997, respectively, are primarily due to the expansion of franchised locations, which increased from an average of 46 units in 1997 to 76 units in 1998 to 108 units in 1999. At December 31, 1999, 1998 and 1997, we had 124, 92 and 56 franchised points of sale, respectively. The increase in the number of franchisees resulted in increases in initial fees charged to new franchisees and royalty fees.

  Through the period from January 1, 1997 to December 31 1999, we sold 28 of our restaurants to franchisees (4 in 1999, 15 in 1998 and 9 in 1997). These stores had either low profitability or, in some cases, operating losses. Our historical experience has shown that franchisee administration can enhance the profitability of such stores, primarily as a result of

  . lower taxation (tax incentives from Federal and state governments to small companies),

  .better knowledge of specific markets and their local customs, and

  .lower operating expenses.

  In some situations, we have provided incentives in the form of reduced royalties to franchisees for a period of time.

Other Income

  Other income was R$2,749,000, R$2,187,000 and R$1,705,000 for the years ended December 31, 1999, 1998 and 1997, respectively, and is comprised of income derived from suppliers pursuant to license as well as exclusivity agreements, from marketing fees and initial fees paid by new franchisees. The increase throughout these years is primarily attributable to the increase in the number of franchised outlets, discussed above, which was partially offset by termination of a joint publicity agreement in April 1999.

Cost of Restaurant Sales

  Cost of restaurant sales expressed as a percentage of net operating revenues were 34.8%, 34.6% and 33.9% the years ended December 31, 1999, 1998 and 1997, respectively. Cost of restaurant sales expressed as a percentage of restaurant sales were 38.5%, 36.8% and 35.4% for the years ended December 31, 1999, 1998 and 1997, respectively. The 1999 increase is primarily attributable to an approximately 58% increase in the cost of imported food products and paper goods following the January 1999 Brazilian currency devaluation and from a 1% sales tax increase.

Restaurant Payroll and Other Employee Benefits

  Restaurant payroll and other employee benefits expressed as a percentage of net operating revenues were 20.3%, 22.7% and 23.0% for the years ended December 31, 1999, 1998 and 1997, respectively, and 22.5%, 24.2% and 24.0% as a percentage of restaurant sales in the same periods. Despite annual salary increases mandated by union-driven agreements (3% in 1999, 4% in 1998, 8% in 1997 for Rio de Janeiro employees and 3% in 1999, 3% in 1998 and 6% in 1997, for Sao Paulo employees), implementation of lower night shift wages, change of medical care scheme and transportation benefits for new employees and reduced daily hours of employment for store personnel have resulted in a net reduction of such expenses.

Restaurant Occupancy Costs and Other Expenses

  Restaurant occupancy costs and other expenses expressed as a percentage of net operating revenues were approximately 10.8%, 10.8% and 9.9% for the years ended December 31, 1999, 1998 and 1997, respectively. Restaurant occupancy costs and other expenses expressed as percentage of restaurant sales were approximately 12.0%, 11.5% and 10.3% for the years ended December 31, 1999, 1998 and 1997. The increase is mainly due to the portion of minimum rent which is linked to the Brazilian inflation rate (20.1%, 1.78% and 7.7% per annum in 1999, 1998 and 1997, respectively).

Depreciation and Amortization

  Depreciation and Amortization expense expressed as a percentage of net operating revenues was approximately 5.6%, 5.5%, and 5.4% for the years ended December 31, 1999, 1998 and 1997, respectively, and 6.2%, 5.9% and 5.7% as a percentage of restaurant sales in the same periods. Depreciation and amortization remained in a constant level from year to year.

Other Operating Expenses

  Other operating expenses expressed as a percentage of net operating revenues were approximately 13.7%, 14.7% and 14.1% for the years ended December 31, 1999, 1998 and 1997, respectively. Other operating expenses expressed as a percentage of restaurant sales were approximately 15.1%, 15.7% and 14.7 for the years ended December 31, 1999, 1998 and 1997. The slight increase from 1997 to 1998 was mainly attributable to the effect of annual inflationary adjustments of service contracts, partially professional service contracts covering such tasks as repair, maintenance and money collections and the assumption by franchisees of certain special event expenses offset by negotiated reductions and non-renewals of certain of contracts.

Selling Expenses

  Selling expenses expressed as a percentage of net operating revenues were approximately 9.8%, 5.5% and 6.2%se for the years ended December 31, 1999, 1998 and 1997, and 10.9%, 5.8% and 6.5% for the same period as a percentage of restaurant sales. The increase in 1999 when compared to 1998 is due to the growth in the number of franchised stores.

General and Administrative Expenses

  General and administrative expenses expressed as a percentage of net operating revenues were approximately 8.9%, 15.0% and 14.1% for the years ended December 31, 1999, 1998 and 1997, respectively, and 9.8%, 16.0% and 14.7% for the same period as a percentage of restaurant sales. The 1999 decrease is mainly attributable to

  . a total headcount reduction of 14 administrative employees (including 2 senior managers and 3 managers) in 1998

  . non-recurring expenses incurred in the first nine months of 1998 of approximately R$200,000 related to labor compensation on dismissal of administrative personnel

  . restructuring of our middle management, including (i) the outsourcing of some departments in order to reduce administrative charges since November 1998 and (ii) the optimization of some functions and positions

  . relocation of our executive and principal administrative offices to a owned facility in July 1998

  . the termination of an accounting service agreement in September 1998 with a total net saving of approximately R$100,000 per month

Impairment of Goodwill

  In the fourth quarter of 1998, we determined, based upon our evaluation of the undiscounted cash flows that an impairment of our goodwill existed and took a charge of R$5,076,000.

Interest Income and Expenses

  Interest income and expenses expressed as a percentage of net operating revenues were approximately (13.6)%, (4.9)% and (1.9)% for the years ended December 31, 1999, 1998 and 1997, respectively. Interest income and expenses expressed as a percentage of restaurant sales were approximately (15.0%), (5.2%) and (2.0%) for the years ended December 31, 1999, 1998 and 1997, respectively. The 1999 increase is primarily due to the approximately 48% Brazilian currency devaluation and to an increase in our indebtedness level.

 Liquidity and Capital Resources

  Since March 19, 1996, we have funded our operating losses of R$36,803,000 and made acquisitions of businesses and capital improvements (including store remodeling) by using cash remaining at the closing of our acquisition of Venbo, by borrowing funds from various sources and private placements of securities. As of December 31, 1999, we had cash on hand of R$1,154,000 and a working capital deficiency of R$11,560,000.

  Our capital requirements are primarily for expansion of our retail operations. Currently, 4 of our stores are in owned facilities and all the others are in leased facilities. For the year ended December 31, 1999, our EBITDA was R$1,071,000. During the same period, our average cost to open a store approximated R$300,000 to R$500,000, including leasehold improvements, equipment and beginning inventory, as well as expenses for store design, site selection, lease negotiation, construction supervision and obtaining permits. We currently estimate that our capital expenditures for fiscal 2000, which will be used to maintain our restaurant network, will approximate R$1,200,000. We anticipate that our primary use of our cash resources during 2000 will be to service our debt obligations. During 2000, we intend to focus our efforts on expanding both the number of our franchisees and our franchised outlets, neither of which are expected to involve significant capital expenditures by us.

  In the year ended December 31, 1999, we had net cash provided by operating activities of R$1,614,000 and had net cash provided by investing activities of R$1,507,000. The primary use of cash for investing activities was for capital expenditures related to our retail store expansion.

  We plan to address our immediate and future cash flow needs to include focusing on a number of areas including:

  .  the sale of certain of our owned and operated stores,

  .  reduction of expenses, including headcount reductions,

  . the expansion of our franchisee base, which may be expected to generate additional cash flows from royalties and franchise fees without significant capital expenditure, and

  . the introduction of new programs and menu expansions to meet consumer wishes.

  In order to act on these plans and sustain current operations, we are dependent upon the continued forbearance of our creditors, as well as upon additional financing.

  There can be no assurance that our plans will be realized, or that additional financing will be available to us when needed, or at terms that are desirable. Furthermore, there can be no assurance that we will locate suitable new franchisees, or desirable locations for new franchisees to open stores. Our ability to further reduce expenses and head count is directly impacted by our need to maintain an infrastructure to support our current and future changing of locations. Our ability to re-market our owned stores to franchisees, and to generate cash flows from such activities, is impacted by the ability to locate suitable buyers with the interest and capital to complete such transactions, and the time to complete such sales. Additionally, our ability to achieve our plans is further impacted by the instability of the economic environment in Brazil, which has a direct impact on the desire and ability of consumers to visit fast food outlets. We are also dependent upon the continued employment of key personnel. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

 Year 2000 Status

  We believe that we have adequately addressed the Year 2000 issue, having experienced no failures or disruptions in our internal operating systems or affecting any of our third party vendors or suppliers either on or after January 1, 2000. It is possible, however, that future failures or disruptions stemming from Year 2000 issues may yet result in our inability to process transactions, accept customer orders or timely provide customers with our products.

 Quantitative and Qualitative Information about Market Risk

  We do not engage in trading market risk sensitive instruments and do not purchase hedging instruments or "other than trading" instruments that are likely to expose us to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. We have issued no debt instruments, entered into no forward or future contracts, purchased no options and entered into no swaps. Our primary market risk exposure is that of interest rate risk. A change in Brazilian interest rates would affect the rate at which we could borrow funds under our several credit facilities with Brazilian banks and financial institutions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Reference is made to pp. F-1 through F-19 comprising a portion of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not Applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Item 10 is hereby incorporated by reference from the Company's definitive Proxy Statement to be filed within 120 days of December 31, 1999.

ITEM 11. EXECUTIVE COMPENSATION

  Item 11 is hereby incorporated by reference from the Company's definitive Proxy Statement to be filed within 120 days of December 31, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Item 12 is hereby incorporated by reference from the Company's definitive Proxy Statement to be filed within 120 days of December 31, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Item 13 is hereby incorporated by reference from the Company's definitive Proxy Statement to be filed within 120 days of December 31, 1999.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) Financial Statements and Financial Statement Schedules:

    (i) Financial Statements

      Reports of Independent Public Accountants

      Consolidated Balance Sheets--December 31, 1999 and December 31, 1998

      Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997.

      Consolidated Statements of Comprehensive Loss for the years ended December 31, 1999, 1998 and 1997.

      Consolidated Statement of Changes in Shareholders' Equity for the years ended December 31, 1999, 1998 and 1997.

      Consolidated Statements of Cash Flows for the year ended December 31, 1999, 1998 and 1997.

      Notes to Consolidated Financial Statements

    (ii) Financial Statement Schedules

  All financial statement schedules are omitted because the conditions requiring their filing do not exist or the information required thereby is included in the financial statements filed, including the notes thereto.

  (b) Reports on Form 8-K

    None.

  (c) Exhibits

   3.1 Certificate of Incorporation of the Registrant, as amended(1)
   3.2 By-laws of the Registrant(2)
 *10.1 Amended and Restated 1992 Stock Option Plan(2)
  21.1 Subsidiaries of Registrant(3)
  27.1 Financial Data Schedule

--------
 * Denotes a compensatory plan.
(1) Denotes document filed as an exhibit to Registrant's Registration Statement on Form S-1 (File No. 333-3754) and incorporated herein by reference.
(2) Denotes document filed as an exhibit to Registrant's Registration Statement on Form S-1 (File No. 33-71368) and incorporated herein by reference.
(3) Denotes document filed as an exhibit to Registrant=s Annual Report on Form 10-K for the year ended December 31, 1997.

                     BRAZIL FAST FOOD CORP. AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Report of Independent Public Accountants................................... F-1

Consolidated Balance Sheets................................................ F-2

Consolidated Statements of Operations...................................... F-3

Consolidated Statements of Comprehensive Loss.............................. F-4

Consolidated Statements of Changes in Shareholders' Equity................. F-5

Consolidated Statements of Cash Flows...................................... F-6

Notes to Consolidated Financial Statements................................. F-7

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Brazil Fast Food Corp. and Subsidiaries:

  We have audited the accompanying consolidated balance sheets of Brazil Fast Food Corp. and subsidiaries (formerly Trinity Americas, Inc.) (a Delaware corporation) as of December 31, 1999 and 1998, and the related consolidated statements of operations, comprehensive loss, changes in shareholders' equity and cash flows for the years ended December 31, 1999, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brazil Fast Food Corp. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years ended December 31, 1999, 1998 and 1997, in conformity with accounting principles generally accepted in the United States.

  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a negative working capital that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Arthur Andersen LLP

Rio de Janeiro, Brazil
March 15, 2000

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
            (in thousands of Brazilian Reais, except share amounts)

                                                             December 31,
                                                          --------------------
                                                            1999       1998
                                                          ---------  ---------
                         ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.............................. R$  1,154  R$    817
  Accounts receivable, net of allowance for doubtful
   accounts of R$440 and R$187, respectively.............     2,515      2,146
  Inventories............................................       728        660
  Prepaid expenses and other current assets .............       639        545
                                                          ---------  ---------
    TOTAL CURRENT ASSETS.................................     5,036      4,168
PROPERTY AND EQUIPMENT, NET..............................    20,879     22,587
DEFERRED CHARGES, NET....................................    11,083     12,162
OTHER RECEIVABLES........................................     2,412      2,715
                                                          ---------  ---------
    TOTAL ASSETS......................................... R$ 39,410  R$ 41,632
                                                          =========  =========
          LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable.......................................... R$  7,376  R$  4,565
  Accounts payable.......................................     2,298      1,854
  Accrued expenses.......................................     1,836      1,941
  Payroll and related accruals...........................     1,760      2,397
  Taxes, other than income taxes.........................     1,829      2,355
  Deferred income........................................       821        866
  Other..................................................       676        237
                                                          ---------  ---------
    TOTAL CURRENT LIABILITIES............................    16,596     14,215
NOTES PAYABLE............................................     2,746      5,194
DEFERRED INCOME..........................................     1,721      2,084
TAXES IN LITIGATION (Note 12)............................     9,169        --
OTHER LIABILITIES........................................       215        142
                                                          ---------  ---------
    TOTAL LIABILITIES....................................    30,447     21,635
                                                          ---------  ---------
COMMITMENTS (Note 12)
SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 5,000 shares
   authorized; no shares issued..........................       --         --
  Common stock, $.0001 par value, 40,000,000 shares
   authorized; 3,235,290 shares issued and outstanding ..         1          1
  Additional paid-in capital.............................    46,226     46,226
  Deficit................................................   (36,803)   (25,902)
  Accumulated comprehensive loss.........................      (461)      (328)
                                                          ---------  ---------
    TOTAL SHAREHOLDERS' EQUITY...........................     8,963     19,997
                                                          ---------  ---------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........... R$ 39,410  R$ 41,632
                                                          =========  =========

   The accompanying notes are an integral part of the consolidated financial statements.

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
   (in thousands of Brazilian Reais, except share amounts and loss per share)

                                                  Year Ended December 31,
                                               -------------------------------
                                                 1999       1998       1997
                                               ---------  ---------  ---------
NET OPERATING REVENUES:
  Restaurant sales............................ R$ 56,370  R$ 63,666  R$ 73,008
  Franchise income............................     3,261      1,939      1,475
  Other income................................     2,749      2,187      1,705
                                               ---------  ---------  ---------
    TOTAL NET OPERATING REVENUES..............    62,380     67,792     76,188
                                               ---------  ---------  ---------
COSTS AND EXPENSES:
  Cost of restaurant sales....................    21,715     23,453     25,861
  Restaurant payroll and other employee
   benefits...................................    12,660     15,389     17,490
  Restaurant occupancy and other expenses.....     6,755      7,316      7,532
  Depreciation and amortization...............     3,489      3,738      4,139
  Other operating expenses....................     8,534      9,978     10,751
  Selling expenses............................     6,119      3,700      4,719
  General and administrative expenses.........     5,526     10,161     10,745
  Impairment of goodwill......................       --       5,076        --
                                               ---------  ---------  ---------
    TOTAL COSTS AND EXPENSES..................    64,798     78,811     81,237
                                               ---------  ---------  ---------
(LOSS) FROM OPERATIONS........................    (2,418)   (11,019)    (5,049)
INTEREST INCOME...............................        16        109         45
INTEREST EXPENSE..............................    (5,046)    (3,151)    (1,488)
FOREIGN EXCHANGE (LOSS).......................    (3,453)      (288)       (23)
                                               ---------  ---------  ---------
NET (LOSS).................................... R$(10,901) R$(14,349) R$ (6,515)
                                               =========  =========  =========
NET (LOSS) PER COMMON SHARE
   BASIC AND DILUTED.......................... R$  (3.37) R$  (4.53) R$  (2.30)
                                               =========  =========  =========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  BASIC AND DILUTED........................... 3,235,290  3,169,748  2,831,607
                                               =========  =========  =========


   The accompanying notes are an integral part of the consolidated financial statements.

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                       (in thousands of Brazilian Reais)

                                                   Year Ended December 31,
                                                 ------------------------------
                                                   1999       1998       1997
                                                 ---------  ---------  --------
Net Loss........................................ R$(10,901) R$(14,349) R$(6,515)
Other comprehensive (loss):
  Foreign currency translation adjustment.......      (133)       (83)     (252)
                                                 ---------  ---------  --------
Comprehensive Loss.............................. R$(11,034) R$(14,432) R$(6,767)
                                                 =========  =========  ========



   The accompanying notes are an integral part of the consolidated financial statements.

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
            (in thousands of Brazilian Reais, except share amounts)

                            Common Stock     Additional             Accumulated
                         -------------------  Paid-In              Comprehensive
                          Shares   Par Value  Capital   (Deficit)      Loss        Total
                         --------- --------- ---------- ---------  ------------- ---------
Balance, January 1,
 1997................... 2,601,121   R$  1    R$38,530  R$ (5,038)    R$   7     R$ 33,500
Issuance of shares for
 private placement......   475,000     --        6,169        --         --          6,169
Net loss................       --      --          --      (6,515)       --         (6,515)
Cumulative translation
 adjustment.............       --      --          --         --        (252)         (252)
                         ---------   -----    --------  ---------     ------     ---------
Balance, December 31,
 1997................... 3,076,121       1      44,699    (11,553)      (245)       32,902
Issuance of shares for
 private placement......   157,631     --        1,506        --         --          1,506
Exercise of options.....     1,538     --           21        --         --             21
Net loss................       --      --          --     (14,349)       --        (14,349)
Cumulative translation
 adjustment.............       --      --          --         --         (83)          (83)
                         ---------   -----    --------  ---------     ------     ---------
Balance, December 31,
 1998................... 3,235,290       1      46,226    (25,902)      (328)       19,997
Net loss................       --      --          --     (10,901)       --        (10,901)
Cumulative translation
 adjustment.............       --      --          --         --        (133)         (133)
                         ---------   -----    --------  ---------     ------     ---------
Balance, December 31,
 1999................... 3,235,290   R$  1    R$46,226  R$(36,803)    R$(461)    R$  8,963
                         =========   =====    ========  =========     ======     =========


   The accompanying notes are an integral part of the consolidated financial statements.

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (in thousands of Brazilian Reais)

                                                  Year Ended December 31,
                                                ------------------------------
                                                  1999       1998       1997
                                                ---------  ---------  --------
CASH FLOW FROM OPERATING ACTIVITIES:
 Net (loss).................................... R$(10,901) R$(14,349) R$(6,515)
 Adjustments to reconcile net (loss) to cash
  provided by (used in) operating activities:
  Loss from impairment of goodwill.............       --       5,076       --
  Depreciation and amortization................     3,489      3,738     4,139
  Loss on disposals............................       805        653       --
  Increase in other liabilities................       946        --        --
 Changes in assets and liabilities:
  (Increase) decrease in accounts receivable...      (369)     1,051    (1,630)
  (Increase) decrease in inventories...........       (68)       115        95
  Decrease (increase) in prepaid expenses and
   other current assets........................       (94)        49       673
  Decrease in other assets.....................       --         194       --
  (Increase) decrease in other receivables.....       303     (2,715)      --
  (Decrease) increase in accounts payable and
   accrued expenses............................       339       (634)     (325)
  (Decrease) increase in payroll and related
   accruals....................................      (637)       529      (592)
  (Decrease) increase in taxes other than
   income taxes................................      (526)     1,683      (245)
  Decrease in taxes............................       --        (320)      --
  Increase in other liabilities................       654        --        575
  (Decrease) increase in deferred income.......      (408)      (846)      186
  Increase in taxes in litigation..............     8,081        --        --
                                                ---------  ---------  --------
    CASH FLOWS PROVIDED BY (USED IN) OPERATING
     ACTIVITIES................................     1,614     (5,776)   (3,639)
                                                ---------  ---------  --------
CASH FLOW FROM INVESTING ACTIVITIES:
 Additions to property and equipment...........    (1,540)    (3,905)   (1,788)
 Additions to deferred changes.................       --        (161)     (788)
 Proceeds from sale of property and equipment..        33        790       --
 Proceeds from sale of other assets............       --       2,131       --
                                                ---------  ---------  --------
    CASH FLOWS (USED IN) INVESTING ACTIVITIES..    (1,507)    (1,145)   (2,576)
                                                ---------  ---------  --------
CASH FLOW FROM FINANCING ACTIVITIES:
 Proceeds from issuance of shares of common
  stock........................................       --       1,528     6,168
 Proceeds from issuance of notes payable.......       --       9,694     1,056
 Net (repayments) advance of notes payable.....       363     (4,923)     (148)
 Net repayments of bank facility...............       --         --       (764)
                                                ---------  ---------  --------
    CASH FLOWS PROVIDED BY FINANCING
     ACTIVITIES................................       363      6,299     6,312
                                                ---------  ---------  --------
EFFECT OF FOREIGN EXCHANGE RATE................      (133)       (83)     (131)
                                                ---------  ---------  --------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS...................................       337       (705)      (34)
CASH AND CASH EQUIVALENTS AT BEGINNING OF
 YEAR..........................................       817      1,522     1,556
                                                ---------  ---------  --------
CASH AND CASH EQUIVALENTS AT END OF YEAR....... R$  1,154  R$    817  R$ 1,522
                                                =========  =========  ========

   The accompanying notes are an integral part of the consolidated financial statements.

                   BRAZIL FAST FOODS CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands, except share amounts)

NOTE 1--BUSINESS AND OPERATIONS

  Brazil Fast Food Corp. (the "Company") was incorporated in the State of Delaware on September 16, 1992, to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other similar business combination with an operating business.

  On March 19, 1996 (the "Closing"), the Company acquired all of the outstanding quotas (shares of capital stock) of Venbo from Bob's Industria e Comercio Ltda. ("BIEC") and Arnaldo Bisoni ("Bisoni" and with BIEC, collectively, the "Sellers") for $19,200 (the "Purchase Price") plus related acquisition costs, of which $16,700 was paid in cash at the Closing, with the balance of $2,500 payable with interest at the rate of 1 1/2% per annum over LIBOR due 720 days from the Closing. In addition, the Company acquired all of the trademarks relating to Venbo's business from Vendex International N.V., an affiliate of the Sellers, for $1,800 payable to BIEC with interest at the rate of 6 7/8% per annum in monthly installments equal to 4% of Venbo's net sales for each immediately preceding month. The Company's acquisition of the quotas and trademarks is hereinafter referred to as the "Acquisition".

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

NOTE 2--MANAGEMENT PLANS REGARDING GOING CONCERN

  Since the acquisition of Venbo in 1996, the Company has sustained net losses totaling approximately R$36,803. To date, the Company has been dependent upon its initial capital, additional equity and debt financing to fund its operating losses and capital needed for expansion. Recently, the Company commenced court actions to defer payments of its past due taxes (see Note 12) against different branches of Brazilian Government. These actions are intended to extend payments on past due taxes and reduce financing interest charges.

                   BRAZIL FAST FOODS CORP. AND SUBSIDIARIES

                     (in thousands, except share amounts)


  Management plans to address its immediate and future cash flow needs by focusing on a number of areas including: the continued sale of non-profitable company-owned stores; reduction of expenses including headcount optimization; the continued expansion of its franchisee base, which will generate additional cash flows from royalties and franchise fees without significant capital expenditure; the introduction of new programs, such as a delivery call center, an internet delivery service and menu expansion to meet customer demand. In order to act on these plans and sustain current operations, the Company is dependent upon the continued forbearance of its creditors, as well as additional financing.

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

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Generally Accepted Accounting Principles

  The financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). Such accounting principles differ in certain respects from accounting principles generally accepted in Brazil ("Brazilian GAAP"), which is applied by the Company for its annual financial statement preparation. Unless otherwise specified, all references in this financial statement to (i) "reais," the "real" or "R$" are to the Brazilian real (singular), or to the Brazilian reais (plural), the legal currency of Brazil, and (ii) "U.S. dollars" or "$" are to United States dollars.

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

 Geographic Area of Operations

  The Company operates in Rio de Janeiro and Sao Paulo, Brazil, making it susceptible to changes in the economic, political, and social conditions in Brazil. Brazil has experienced political, economic and social uncertainty in recent years, including an economic crisis characterized by exchange rate instability and real devaluation, increased inflation, high domestic interest rates, negative economic growth, reduced consumer purchasing power and high unemployment. Under its current leadership, the Brazilian government has been pursuing economic stabilization policies, including the encouragement of foreign trade and investment and an exchange rate policy of free market flotation. Despite the current improvement of Brazilian economic environment, no assurance can be given that the Brazilian government will continue to pursue these policies,

                   BRAZIL FAST FOODS CORP. AND SUBSIDIARIES

                     (in thousands, except share amounts)

that these policies will be successful if pursued or that these policies will not be significantly altered. A decline in the Brazilian economy, political or social problems or a reversal of Brazil's foreign investment policy is likely to have an adverse effect on the Company's results of operations and financial condition. Additionally, inflation in Brazil may lead to higher wages and salaries for employees and increase the cost of raw materials, which would adversely affect the Company's profitability.

  Risks inherent in foreign operations include nationalization, war, terrorism and other political risks and risks of increases in foreign taxes or U.S. tax treatment of foreign taxes paid and the imposition of foreign government royalties and fees.

 Principles of Consolidation

  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All material intercompany accounts and transactions have been eliminated in consolidation.

 Constant Currency Restatement

  Through June 30, 1997 the consolidated financial statements have been indexed and expressed in currency of constant purchasing power by using a monthly index derived from the Indice Geral de Precos de Mercado (IGP-M), a Brazilian inflation index. Since the implementation of the Real Plan in June 1994, the Brazilian economy has experienced a declining rate of inflation, with a cumulative inflation rate for the three-year period from July 1994 to June 1997, as measured by the IGP-M of 54%. Based on the foregoing, management determined that Brazil ceased to be considered a hyperinflationary economy, as defined in Statement of Financial Accounting Standards ("SFAS") No. 52, and from July 1, 1997 no longer indexed its financial statements for constant currency purchasing power.

  Through 1995, the Company used the Unidade Fiscal de Referencia ("UFIR") as the basis to reflect constant Brazilian reais. Starting in 1996, the Company commenced using the IGP-M as the basis for indexation.

                                                   Value of 1.0    Inflation for
                                                 Restatement Units  the period
     Year                                           of One Real          %
     ----                                        ----------------- -------------
     1992.......................................     0.0026691        1,129.4
     1993.......................................     0.0673164        2,422.1
     1994.......................................     0.6767000          905.3
     1995.......................................     0.8287000           22.5
     1996.......................................     0.9049000            9.2
     June 30, 1997..............................     0.9510000           5.09

  The Company believes that the above indicies were an appropriate general price level inflation indicators to be used under US GAAP.

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

                   BRAZIL FAST FOODS CORP. AND SUBSIDIARIES

                     (in thousands, except share amounts)

  The allocation of the inflationary gains and losses to their respective statement of operations' captions is shown in Note 10.

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

 Accounts receivable

  Long term receivables denominated in Brazilian Reais not indexed higher than the general price level inflation indicator are discounted to their present value.

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

 Property and Equipment

  Property and equipment are stated at price-level adjusted cost, less price-level adjusted accumulated depreciation until June 30, 1997 and historical cost less accumulated depreciation thereafter. Depreciation on property and equipment is provided using the straight-line method over the following estimated useful lives of the related assets:

                                                                           Years
                                                                           -----
        Buildings and building improvements...............................  50
        Leasehold improvements............................................  4-5
        Machinery and equipment........................................... 10-15
        Furniture and fixtures............................................ 10-15
        Vehicles.......................................................... 5-13

 Deferred Charges

  Deferred charges, which relate to leasehold premiums paid in advance for rented outlet premises are stated at price-level adjusted cost, less price-level adjusted accumulated amortization until June 30, 1997 and historical cost less accumulated amortization thereafter. Leasehold premiums related to unprofitable stores were written off.

  The amortization periods, which range from 5 to 20 years, are the terms of management's estimate of the related rental contracts including renewal options, which are solely at the discretion of the Company.

 Preopening Costs

  Labor costs and the costs of hiring and training personnel and certain other costs relating to the opening of new restaurants are expensed as incurred.

                   BRAZIL FAST FOODS CORP. AND SUBSIDIARIES

                     (in thousands, except share amounts)


 Revenue Recognition

  Initial franchise fee revenue is recognized when all material services and conditions relating to the franchise have been substantially performed or satisfied which normally occurs when the restaurant is opened. Annual franchise fees based on a percentage of the revenues of the franchisee are recognized when earned.

  Amounts received from the Coca-Cola agreement entered into as part of the Acquisition and amounts received from other suppliers linked to exclusivity agreements are recorded as deferred income and are being recognized on a straight line basis over the term of such agreements. The Company accounts for other supplier exclusivity fees on a straight-line basis over the life of the related supply agreement.

 Advertising Expense

  The Company expenses advertising costs as incurred. Advertising expense was R$3,055, R$2,923 and R$3,215 for the years ended December 31, 1999, 1998 and 1997, respectively.

 Income Taxes

  The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect of a change in tax rates or deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

 Long-Lived Assets

  The Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," effective January 1, 1996. SFAS No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company periodically reviews the recovery of long-lived assets in accordance with SFAS No. 121 based primarily upon expected future operating cash flows. See Note 5 for the discussion of an impairment of goodwill identified by the Company in the fourth quarter of 1998.

 Net (Loss) Per Common Share

  In 1997 the FASB issued SFAS No. 128, "Earnings Per Share" effective for financial statements issued for periods ending after December 15, 1997. This statement establishes standards for computing and presenting earnings per share ("EPS"), replacing the presentation of currently required primary EPS with a presentation of Basic EPS and Diluted EPS on the face of the statement of operations. Under this new standard, Basic EPS is computed based on weighted average shares outstanding and excludes any potential dilution; Diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock. There were no common share equivalents outstanding as of December 31, 1999, 1998 and 1997 that would have had a dilutive effect on earnings for those respective years.

                   BRAZIL FAST FOODS CORP. AND SUBSIDIARIES

                     (in thousands, except share amounts)


 Recently Issued Accounting Standard

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

NOTE 4--IMPAIRMENT OF ASSETS

  In connection with the acquisition of Venbo described in Note 1, and subsequent acquisitions, the Company had recorded approximately $5,900 of goodwill.

  In accordance with SFAS No. 121, the Company periodically evaluated the realizability of such amounts based primarily on undiscounted cash flows. In the fourth quarter of 1998, the Company determined, based on its evaluation of the undiscounted cash flows resulting from the business acquired in the acquisitions referred to above, negative cash flows from operations and operating losses incurred, among other factors, that an impairment in realizability of the goodwill existed. Accordingly, an impairment of goodwill of R$5,076 was recorded in the accompanying consolidated statements of operations for the year ended December 31, 1998.

NOTE 5--PROPERTY AND EQUIPMENT

  Property and equipment consists of the following:

                                                               December 31,
                                                             ------------------
                                                               1999      1998
                                                             --------  --------
     Land................................................... R$ 2,828  R$ 2,828
     Buildings and building improvements....................    4,504     4,480
     Leasehold improvements.................................    6,024     6,007
     Machinery and equipment................................    9,410     8,833
     Furniture and fixtures.................................    2,986     3,083
     Assets under capitalized leases........................    3,795     2,869
     Vehicles...............................................      100       120
     Other..................................................      --        858
                                                             --------  --------
                                                               29,647    29,078
     Less: Accumulated depreciation and amortization........   (8,768)   (6,491)
                                                             --------  --------
                                                             R$20,879  R$22,587
                                                             ========  ========

NOTE 6--DEFERRED CHARGES

  Deferred charges consists of the following:

                                                               December 31,
                                                             ------------------
                                                               1999      1998
                                                             --------  --------
     Leasehold premiums..................................... R$13,541  R$14,011
     Less: Accumulated amortization.........................   (2,458)   (1,849)
                                                             --------  --------
                                                             R$11,083  R$12,162
                                                             ========  ========

                   BRAZIL FAST FOODS CORP. AND SUBSIDIARIES

                     (in thousands, except share amounts)


NOTE 7--NOTES PAYABLE

  Notes payable consists of the following:

                                                               December 31,
                                                             ------------------
                                                               1999      1998
                                                             --------  --------
     Revolving lines of credit(a)........................... R$   644  R$ 3,331
     Mortgages payable(b)...................................    4,868     3,291
     Equipment leasing facility(c)..........................    4,566     3,064
     Other..................................................       44        73
                                                             --------  --------
                                                               10,122     9,759
     Less: current portion..................................   (7,376)   (4,565)
                                                             --------  --------
                                                             R$ 2,746  R$ 5,194
                                                             ========  ========

  At December 31, 1999, future maturities of notes payable are as follows:

     December 31,
     ------------
      2000............................................................. R$ 7,376
      2001............................................................. R$ 1,754
      2002............................................................. R$   992
                                                                        --------
                                                                        R$10,122
                                                                        ========

--------
(a) Provides for maximum borrowings of R$1,764; due on demand from various financial institutions; interest rates ranging from 28% to 53% per annum; collateralized by accounts receivables and various fixed assets; guaranteed by certain officers.
(b) Due in full April 2000; interest payments due semi-annually; interest charged at 13% per annum; secured by certain real estate; principal and interest indexed to the U.S. dollar, thus susceptible to exchange rate variations due to the devaluation of the Real.
(c) Provides for maximum borrowings of R$2,450 for the funding of information technology funding and R$2,417 for funding of restaurant equipment; payable in monthly installments together with interest with a final payment due November 2002; interest charged at rates ranging between 15% and 18% per annum; secured by equipment under lease; principal and interest indexed to the U.S. dollar, thus susceptible to exchange rates variations due to the devaluation of the Real.

  The carrying amount of notes payable approximates fair value at December 31, 1999 and 1998 because they are indexed to U.S. dollar.

                   BRAZIL FAST FOODS CORP. AND SUBSIDIARIES

                     (in thousands, except share amounts)


NOTE 8--ACCRUED EXPENSES

  Accrued expenses consists of the following:

                                                                 December 31,
                                                                ---------------
                                                                 1999    1998
                                                                ------- -------
     Rent payable.............................................. R$  608 R$  525
     Accrued utilities.........................................     457     132
     Accrued freight...........................................      37      17
     Accrued maintenance.......................................      30      55
     Accrued advertising.......................................      77     125
     Contingencies.............................................     245     415
     Outsourcing fees..........................................     231     502
     Audit services............................................     151      54
     Other accrued liabilities.................................     --      116
                                                                ------- -------
                                                                R$1,836 R$1,941
                                                                ======= =======

NOTE 9--INFLATIONARY EFFECTS ON THE FINANCIAL STATEMENTS

  Through June 30, 1997, the consolidated financial statements have been indexed and expressed in currency of constant purchasing power by using a monthly index derived from the IGP-M. Effective July 1, 1997, management determined that Brazil ceased to be considered a hyperinflationary economy and no longer indexed its financial statements for constant currency purchasing power (See Note 3).

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

                                                               December 31, 1997
                                                               -----------------
     Net operating revenues...................................       R$137
     Cost of restaurant sales.................................         174
     Restaurant occupancy and other expenses..................          99
     Other operating expenses.................................          56
     General and administrative expenses......................          23
                                                                     -----
                                                                     R$489
                                                                     =====

  The above stated gains and losses were generated from the following consolidated balance sheet accounts:

                                                               December 31, 1997
                                                               -----------------
     Cash and cash equivalents................................      R$  54
     Accounts receivable......................................          72
     Other assets.............................................         528
     Accounts payable and accrued expenses....................        (113)
     Payroll and related accruals.............................        (121)
     Taxes, other than income taxes...........................         (37)
     Other liabilities........................................        (680)
                                                                    ------
                                                                    R$(297)
                                                                    ======

                   BRAZIL FAST FOODS CORP. AND SUBSIDIARIES

                     (in thousands, except share amounts)

  Inflationary gains and losses on interest bearing assets and liabilities were allocated to the following captions in the consolidated statements of operations:

                                                               December 31, 1997
                                                               -----------------
     Gross interest income....................................     R$   195
     Inflationary loss........................................         (466)
                                                                   --------
     Net interest loss........................................     R$  (271)
                                                                   ========
     Gross interest expense...................................     R$(1,272)
     Inflationary gain........................................          274
                                                                   --------
     Net interest expense.....................................     R$  (998)
                                                                   ========
     Gross exchange (loss)....................................     R$   (23)
     Inflationary gain........................................          --
                                                                   --------
     Net exchange (loss) gain.................................     R$   (23)
                                                                   ========

  The inflationary gains and losses were generated from bank balances and bank overdrafts.

NOTE 10--CASH FLOW INFORMATION

  Supplemental Disclosure of Cash-Flow Information:

                                                        Year Ended December 31,
                                                       -------------------------
                                                         1999     1998    1997
                                                       -------- -------- -------
     Interest paid.................................... R$ 2,150 R$ 1,877 R$  747
     Income taxes paid................................ R$   --  R$   --  R$  --

NOTE 11--TAXATION

  Tax losses through December 31, 1999 relating to income tax was R$37,060 and to social contribution tax was R$39,425. Social contribution tax is a Brazilian tax levied on taxable income and is by its nature comparable to corporate income tax. At the date of Acquisition, Venbo had R$5,512 of tax loss carryforwards. The utilization of these pre-acquisition losses recognized subsequent to the Acquisition, first reduces to zero any goodwill related to the Acquisition, second reduces other non-current intangible assets to zero, and third reduces income tax expense.

  The accumulated tax loss position can be offset against future taxable income. Brazilian tax legislation restricts the offset of accumulated tax losses to 30% of taxable profits on an annual basis. These losses can be used indefinitely and are not impacted by a change in ownership of the Company.

                   BRAZIL FAST FOODS CORP. AND SUBSIDIARIES

                     (in thousands, except share amounts)


  The following is a reconciliation of the amount of reported income tax benefit and the amount computed by applying the combined statutory tax rate of 34% (33% in 1998 and 1997) to the loss before income taxes:

                                                         December 31,
                                                  ----------------------------
                                                    1999      1998      1997
                                                  --------  --------  --------
Tax benefit at the combined statutory rate....... R$(3,706) R$(4,735) R$(2,150)
Combined statutory rate applied to differences
 between taxable results Brazil and reported
 results.........................................    1,571     1,885       894
                                                  --------  --------  --------
Tax benefit for the year.........................   (2,135)   (2,850)   (1,256)
Valuation allowances recorded against net
 deferred tax assets.............................    2,135     2,850     1,256
                                                  --------  --------  --------
Income tax benefit as reported in the
 accompanying consolidated statement of
 operations...................................... R$   --   R$   --   R$   --
                                                  ========  ========  ========

  Differences between taxable results in Brazil and reported results are comprised, mainly, by the differences between Brazilian GAAP and U.S. GAAP.

  The following summarizes the composition of deferred tax assets and liabilities and the related valuation allowance at December 31, 1999 and 1998, based on temporary differences and tax loss carryforwards determined by applying rates of 9% in 1999 and 8% in 1998 for social contribution tax and 25% for income tax.

                                                               December 31,
                                                             ------------------
                                                               1999      1998
                                                             --------  --------
Deferred tax assets:
  Tax loss carry forward.................................... R$12,813  R$10,345
  Provision for contingencies...............................      274       145
  Legal deposits............................................      129       --
  Deferred income...........................................       70       246
  Present value adjustment..................................      316       --
                                                             --------  --------
    Total deferred tax assets...............................   13,602    10,736
                                                             --------  --------
Deferred tax liabilities:
  Present value adjustment..................................      --          8
  Fixed assets..............................................    1,497     1,765
  Deferred charges..........................................    3,066     2,959
                                                             --------  --------
    Total deferred tax liabilities..........................    4,563     4,732
                                                             --------  --------
Net deferred tax asset......................................    9,039     6,004
Valuation allowance.........................................   (9,039)   (6,004)
                                                             --------  --------
                                                             R$   --   R$   --
                                                             ========  ========

  The valuation allowance reflects the Company's assessment of the likelihood of realizing the net deferred tax assets in view of current operations and the Company's recurring losses.

                   BRAZIL FAST FOODS CORP. AND SUBSIDIARIES

                     (in thousands, except share amounts)


NOTE 12--COMMITMENTS AND LITIGATIONS

 Operating Leases

  The future minimum lease payments under operating leases with an initial or remaining non-cancellable lease term in excess of one year at December 31, 1999 are as follows:

        December 31,
        ------------
         2000........................................................... R$4,088
         2001........................................................... R$3,832
         2002........................................................... R$2,997
         2003........................................................... R$2,449
         2004........................................................... R$1,620
         Thereafter..................................................... R$6,063

  Rent expense was R$4,493, R$4,925, and R$5,361 for the years ended December 31, 1999, 1998, and 1997, respectively.

 Other Commitments

  The Company has long term contracts (5 to 10 years) with all of its franchisees. Under these contracts the franchisee has the right to use the Bob's name and formulas in a specific location or area. The Company has no specific financial obligations in respect of these contracts.

 Litigations

  During the year ended December 31, 1999, certain Brazilian taxes levied on the Company have not been paid. Using current proceedings from enacted Brazilian laws, the Company's legal advisors have filed lawsuits claiming for those taxes to be paid in several installments (60-240). The Company is also claiming that neither fines nor interest higher than 12% per annum should be included in the above mentioned installments. However, the interest rates required by Brazilian Laws, which are higher than those claimed by the Company, have been recorded in the financial statements.

  Litigations consists on the following:

                                                Total       Current    Long term
       Tax                                    liability    liability   liability
       ---                                    ---------    ---------   ---------
     Social security tax.....................    3,875          706(a)    3,169
     Value-added tax.........................    3,023          974(b)    2,049
     Social tax charged on revenues..........    3,458          595(b)    2,863
     Other litigations.......................    1,088(c)       --        1,088
                                              --------      -------     -------
       TOTAL................................. R$11,444      R$2,275     R$9,169
                                              ========      =======     =======

--------
(a) Classified as "Payroll and related accruals".
(b) Classified as "Taxes, other than income taxes".
(c) Labor, civil and tax litigations.

NOTE 13--STOCKHOLDERS' EQUITY

 Preferred Stock

  The Board of Directors of the Company is empowered, without stockholder approval, to issue up to 5,000 shares of "blank check" preferred stock (the "Preferred Stock") with dividend, liquidation, conversion, voting

                   BRAZIL FAST FOODS CORP. AND SUBSIDIARIES

                     (in thousands, except share amounts)

or other rights which could adversely affect the voting power or other rights of the holders of the Company's common stock. As of December 31, 1999, no Preferred Stock had been issued.

 Common Stock

  In 1997, the Company issued 475,000 shares of its common stock and warrants to purchase 65,500 shares of the Company's common stock at an initial exercise price of $4.00 per share, which exercise price and number of shares is subject to adjustment, in private placements, receiving net proceeds of R$6,169.

  In 1998, the Company issued 1,538 shares of common stock upon the exercise of stock options, receiving net proceeds of R$21.

  In 1998, the Company issued 157,631 shares of common stock in a private placement, receiving net proceeds of R$1,506.

  In May 1999, the Company effected a one for four reverse stock split of its outstanding shares of common stock. Accordingly, all data shown in the accompanying financial statements and notes has been retroactively adjusted to reflect this stock split.

 Stock Option Plan

  On September 18, 1992, the Company's Board of Directors and a majority interest of the shareholders of the Company approved the 1992 Stock Option Plan (the "Plan").

  The Plan, as amended and restated, authorizes the granting of awards, the exercise of which would allow up to an aggregate of 1,000,000 shares of the Company's common stock to be acquired by the holders of said awards. The awards can take the form of Incentive Stock Options ("ISOs") or Non-qualified Stock Options ("NQSOs"). Options may be granted to employees, directors and consultants. ISOs and NQSOs are granted in terms not to exceed ten years and become exercisable as set forth when the award is granted. Options may be exercised in whole or in part. The exercise price of the ISOs must be at least equal to the fair market price of the Company's common stock on the date of grant or in the case of a plan participant who is granted an option price with at least 110% of the fair market value on the date of grant and the option must be exercised within five years from the date of grant. The exercise price of all NQSOs granted under the Plan shall be determined by the Board of Directors of the Company at the time of grant. No options may be granted under the Plan after September 17, 2002.

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

                                                  1999       1998       1997
                                                ---------  ---------  --------
Net (loss) as reported......................... R$(10,901) R$(14,349) R$(6,515)
Net (loss) pro forma........................... R$(11,836) R$(15,253) R$(7,289)
Net (loss) per share, as reported.............. R$  (3.37) R$  (4.53) R$ (2.30)
Net (loss) per share, pro forma................ R$  (3.66) R$  (4.80) R$ (2.56)

  The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

                   BRAZIL FAST FOODS CORP. AND SUBSIDIARIES

                     (in thousands, except share amounts)

  All transactions with individuals other than those considered employees, as set forth within the scope of APB No. 25, must be accounted for under the provisions of SFAS No. 123. During 1999, 1998 and 1997, no options were granted to outside consultants.

  Vesting terms of the options range from immediately vesting of all options to a ratable vesting period of 5 years. Option activity for the years ended December 31, 1999, 1998 and 1997 is summarized as follows:

                                1999              1998              1997
                          ----------------- ----------------- ----------------
                                   Weighted          Weighted         Weighted
                                   Average           Average          Average
                                   Exercise          Exercise         Exercise
                          Shares    Price   Shares    Price   Shares   Price
                          -------  -------- -------  -------- ------- --------
Options outstanding at
 beginning of year....... 140,862   $12.56  127,400   $13.00  103,650  $13.00
Granted..................  98,625     2.86   27,500    10.48   23,750   13.00
Exercised................     --       --    (1,538)   14.52      --      --
Canceled................. (15,100)     --   (12,500)   13.00      --      --
                          -------   ------  -------   ------  -------  ------
Options outstanding at
 end of year............. 224,387    11.04  140,862    12.56  127,400   13.00
Options exercisable at
 end of year............. 176,587    10.67  133,462    12.48   85,000   13.00

  During 1998, the Board of Directors approved an increase in options available for grant under the Plan from 500,000 to 1,000,000.

  The weighted average fair values of options granted during 1999, 1998, and 1997 were $2.45, $5.20, and $8.64, respectively.

  The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following weighted average assumptions used for grants in 1999, 1998, and 1997: (1) risk-free interest rate of 4.65%, 5.07% and 6.35% (2) no expected dividend yield, (3) expected lives of 5 years; and (4) expected stock price volatility of 138%, 50%, and 76%, respectively.

  The options outstanding at December 31, 1999, range in price from $2.75 per share to $13.00 per share and have a weighted average remaining contractual life of 2 1/3 years.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Rio de Janeiro, Country of Brazil, on the 14th day of April, 2000.

                                          BRAZIL FAST FOOD CORP.

                                          By:   /s/ Peter van Voorst Vader
                                             ----------------------------------
                                                   Peter van Voorst Vader
                                               President and Chief Executive
                                                          Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated:

                 Signature                            Title                  Date
                 ---------                            -----                  ----

      /s/ Peter van Voorst Vader            President and Chief         April 14, 2000
___________________________________________  Executive Officer
          Peter van Voorst Vader             (Principal Executive
                                             Officer) and Director

   /s/ Carlos Henrique da Silva Rego        Vice President--Finance     April 14, 2000
___________________________________________  (Principal Financial
       Carlos Henrique da Silva Rego         Officer and Accounting
                                             Officer)

      /s/ Omar Carneiro da Cunha            Chairman of the Board       April 14, 2000
___________________________________________
          Omar Carneiro da Cunha

          /s/ Ian S. Barnett                Director                    April 14, 2000
___________________________________________
              Ian S. Barnett

         /s/ Lawrence Burstein              Director                    April 14, 2000
___________________________________________
             Lawrence Burstein

                                            Director
___________________________________________
        Jose Ricardo Bosquet Bomeny

                                            Director
___________________________________________
         John Michael Streithorst