Form 10-Q
period 2000-03-31
BRAZIL FAST FOOD CORP
filed 2000-05-16
CIK 914537

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended March 31, 2000

                                      or

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

             3,235,290 shares of Common Stock at May 15, 2000

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

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
            (in thousands of Brazilian Reais, except share amounts)

============================================================================================================

                                                     ASSETS
                                                     ------


                                                                         March 31, 2000     December 31, 1999
                                                                         --------------     -----------------
CURRENT ASSETS:                                                          (Unaudited)
   Cash and cash equivalents                                              R$ 2,184             R$ 1,154
   Accounts receivable, net of allowance for doubtful accounts               2,192                2,515
   Inventories                                                               1,203                  728
   Prepaid expenses and other current assets                                   702                  639
                                                                          --------             --------

             TOTAL CURRENT ASSETS                                            6,281                5,036

PROPERTY AND EQUIPMENT, NET                                                 20,656               20,879

DEFERRED CHARGES, NET                                                       10,888               11,083

OTHER RECEIVABLES AND OTHER ASSETS                                           2,602                2,412
                                                                          --------             --------

             TOTAL ASSETS                                                 R$40,427             R$39,410
                                                                          ========             ========

                                        LIABILITIES AND SHAREHOLDERS' EQUITY
                                        ------------------------------------

CURRENT LIABILITIES:
   Notes payable                                                          R$ 6,880             R$ 7,376
   Accounts payable and accrued expenses                                     3,814                4,349
   Payroll and related accruals                                              2,290                1,760
   Taxes, other than income taxes                                            3,067                1,829
   Deferred income                                                             821                  821
   Other                                                                       803                  676
                                                                          --------             --------

             TOTAL CURRENT LIABILITIES                                      17,675               16,811

NOTES PAYABLE, less current portion                                          2,595                2,746

DEFERRED INCOME, less current portion                                        1,619                1,721

OTHER LONG-TERM LIABILITIES                                                  9,384                9,169
                                                                          --------             --------

             TOTAL LIABILITIES                                              31,273               30,447
                                                                          --------             --------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 5,000 shares authorized; no
     shares issued                                                               -                    -
   Common stock, $.0001 par value, 40,000,000 shares authorized;
     and 3,235,290 shares issued and outstanding at March 31, 2000 and
     December 31, 1999, respectively                                             1                    1
     Additional paid-in capital                                             46,226               46,226
     Deficit                                                               (36,612)             (36,803)
     Accumulated comprehensive loss                                           (461)                (461)
                                                                          --------             --------

             TOTAL SHAREHOLDERS' EQUITY                                      9,154                8,963
                                                                          --------             --------

             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   R$40,427             R$39,410
                                                                          ========             ========

                See Notes to Consolidated Financial Statements.

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
            (in thousands of Brazilian Reais, except share amounts)
                                  (Unaudited)

================================================================================

                                                        For the Three Months
                                                           Ended March 31,
                                                   ------------------------------
                                                       2000               1999
                                                   ------------       -----------
NET OPERATING REVENUES:
 Restaurant sales                                  R$   15,783        R$   14,384
 Franchise income                                          792                621
 Other income                                              917                677
                                                   -----------        -----------

       TOTAL NET OPERATING REVENUES                     17,492             15,682
                                                   -----------        -----------

COSTS AND EXPENSES:
 Cost of restaurant sales                                5,883              5,513
 Restaurant payroll and other employee benefits          3,073              3,365
 Restaurant occupancy and other expenses                 1,657              1,722
 Depreciation and amortization                             865                777
 Other operating expenses                                2,718              2,217
 Selling expenses                                        1,200              1,124
 General and administrative expenses                     1,609              1,227
                                                   -----------        -----------

       TOTAL COSTS AND EXPENSES                         17,005             15,945
                                                   -----------        -----------

INCOME (LOSS) FROM OPERATIONS                              487               (263)

INTEREST (EXPENSE) - NET                                  (560)            (1,083)

FOREIGN EXCHANGE GAIN (LOSS)                               264             (2,399)
                                                   -----------        -----------

NET INCOME (LOSS)                                          191             (3,745)
                                                   -----------        -----------

OTHER COMPREHENSIVE LOSS:
  Foreign currency translation adjustment                    -                (89)
                                                   -----------        -----------

COMPREHENSIVE INCOME (LOSS)                        R$      191        R$   (3,834)
                                                   ===========        ===========


BASIC NET INCOME (LOSS) PER COMMON SHARE           R$      .06        R$    (1.18)
                                                   ===========        ===========

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING -BASIC                          3,235,290          3,235,290
                                                   ===========        ===========

                See Notes to Consolidated Financial Statements.

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 2000
            (in thousands of Brazilian Reais, except share amounts)
                                  (Unaudited)

================================================================================

                                                            Additional                   Cumulative
                                  Common Stock              Paid-In                     Translation
                            --------------------------
                              Shares        Par Value       Capital      (Deficit)      Adjustment        Total
                            ---------       ----------     ---------    ----------      ----------     ----------
Balance, January 1, 2000     3,235,290     R$        1     R$46,226     R$(36,803)      R$(461)         R$8,963

Net income                           -               -            -           191            -              191
                            ----------     -----------     --------     ---------       ------          -------

Balance, March 31, 2000      3,235,290     R$        1     R$46,226     R$(36,612)      R$(461)         R$9,154
                            ==========     ===========     ========     =========       ======          =======

                See Notes to Consolidated Financial Statements.

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
            (in thousands of Brazilian Reais, except share amounts)
                                  (Unaudited)


===============================================================================================
                                                               For the Three Months
                                                                  Ended March 31,
                                                           --------------------------
                                                              2000            1999
                                                           ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                          R$  191        R$(3,745)
 Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities:
    Depreciation and amortization                               803             778

Changes in operating assets and liabilities:
  (Increase) Decrease in:
    Accounts receivable                                         323             297
    Inventories                                                (475)            142
    Other current assets                                        (63)           (550)
    Other assets                                               (190)            (25)
  Increase (Decrease) in:
    Accounts payable and accrued expenses                      (320)            161
    Payroll and related accruals                                530             705
    Taxes, other than income taxes                            1,238           1,039
    Deferred income                                            (102)           (228)
    Other current liabilities                                   127             186
                                                            -------        --------
     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      2,062          (1,240)
                                                            -------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Capital expenditures                                         (385)           (228)
                                                            -------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net (repayments) borrowings under lines of credit             (647)          1,255
                                                            -------        --------

EFFECT OF FOREIGN EXCHANGE RATES                                  -             (89)
                                                            -------        --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          1,030            (302)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              1,154             817
                                                            -------       ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                  R$2,184       R$    515
                                                            =======       =========

                See Notes to Consolidated Financial Statements.

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

              SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (in thousands of Brazilian Reais, except share amounts)
                                  (Unaudited)

================================================================================

NOTE 1 - FINANCIAL STATEMENT PRESENTATION

     The accompanying financial statements have been prepared by Brazil Fast Food Corp. (the "Company"), without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2000 and for all periods presented have been made. The results of operations for the period ended March 31, 2000 are not necessarily indicative of the operating results for a full year. Unless otherwise specified all reference in these financial statements to (i ) "Reais", or "R$" are to the Brazilian Real (singular), or to Brazilian Reais (plural), the legal currency of Brazil, and (ii ) "U.S. Dollars" or "S" are to United States' dollars.

     Certain information and footnote disclosures prepared in accordance with general accepted accounting principles and normally included in the financial statements have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE 2 - MANAGEMENT PLANS REGARDING GOING CONCERN

     Since the acquisition of Venbo in 1996, the Company has sustained net losses totaling approximately R$36,612. To date, the Company has been dependent upon its initial capital, additional equity and debt financing to fund its operating losses and capital needed for expansion. Recently, the Company commenced court actions to defer payments of its past due taxes against different branches of the Brazilian Government. These actions are intended to extend payments on past due taxes and reduce interest charges.

     Management plans to address its immediate and future cash flow needs by focusing on a number of areas including; the continued sale of non-profitable company-owned stores; reduction of expenses including headcount optimization; the continued expansion of its franchisee base which will generate additional cash flows form royalties and franchise fees without significant capital expenditure; the introduction of new programs, such as a delivery call center, an internet delivery service and menu expansion to meet customer demand. In order to act on these plans and sustain current operations, the Company is dependent upon the continued forbearance of its creditors, as well as additional financing.

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

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

              SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (in thousands of Brazilian Reais, except share amounts)
                                  (Unaudited)

================================================================================

NOTE 2 - MANAGEMENT PLANS REGARDING GOING CONCERN (cont'd)

     The Company's ability to remarket Company-owned stores to franchisees, and to generate cash flows from such activities, is impacted by the ability to locate suitable buyers with the interest and capital to complete such transactions, and the time to complete such sales. Additionally, the Company's ability to achieve its plans is further impacted by the instability of the economic environment in Brazil, which has a direct impact on the desire and ability of consumers to visit fast food outlets. The Company is also dependent upon the continued employment of key personnel. These factors, among other, raise substantial doubt about the Company's ability to continue as going concern.

NOTE 3 - RECLASSIFICATIONS

     Certain reclassifications have been made to the 1999 financial statements to conform with the current period presentation.

NOTE 4 - OTHER LIABILITIES AND LITIGATION

     The Company has not paid certain Brazilian taxes levied upon it during both the year ended December 31, 1999 and the quarter ended March 31, 2000. The Company's legal advisors, relying upon relevant provisions of current Brazilian law, have filed lawsuits asserting that these taxes should instead be paid on an installment basis (60-240 months). The Company has also asserted that neither fines nor interest higher than 12% per annum should be included in the installment payments. However, the interest rates required by Brazilian Laws, which are higher than those claimed by the Company, have been recorded in the financial statements. The Company commenced payment of its current tax obligations in May 2000.

RESULTS OF OPERATIONS

     The economic environment in Brazil during the first three months of 2000 has substantially improved when compared with the same three month period in 1999. Governmental economic policies have reduced inflationary pressures and have given Brazilian products a more competitive price in the world economy. Further, industrial production levels increased substantially during the first three months of 2000, resulting in reduced unemployment and a positive trade balance positive trade balance.

     In addition, overnight interest rates, which were 42% at March 31, 1999 and 19% throughout the last quarter of 1999 and the first quarter of 2000, were recently reduced to 18.5%. The Brazilian reais has also recently strengthened against the U.S dollar, from R$1.789 on December 31, 1999 to R$1.747 on March 31, 2000.

     These factors have positively impacted the Brazilian economy, resulting in increased levels of consumer spending which, in turn, has positively affected our operating results for the quarter ended March 31, 2000.

Restaurant Sales

     Net restaurant sales for our company-owned stores were R$ 15,783 and R$14,384 for the three months ended March 31, 2000 and 1999, respectively, reflecting a Q1 2000 increase of R$1,399 or 9.7%. The increase is attributable to the improved macroeconomic conditions in Brazil, sales initiatives and the introduction of a delivery program, as well as an approximately 11% increase in selling prices. Same store sales increased approximately 16.4% when compared quarter to quarter. In this same period, we operated 61 retail stores as compared to 67 in the corresponding 1999 quarter, reflecting our strategy of focusing our operations on highly profitable retail locations and continuing to increase our expanding franchise network.

Franchise Income

     Franchise income was R$792 and R$621 for the three months ended March 31, 2000 and 1999, respectively. The increase of 27.5% in the first quarter of 2000 was mainly attributable to expansion of our franchised locations, which grew from 101 units at the end of the first quarter of 1999 to 129 units at March 31, 2000.

     During the period April 1, 1999 through March 31, 2000, we sold six of our stores to franchisees. These locations had either low profitability or, in some instances, operating losses. Our historical experience has shown that franchisee administration can enhance the profitability of these kinds of stores, primarily as a result of (i) lower taxation (tax incentives from Brazilian Federal and state governments to small companies), (ii) better knowledge of specific markets and their local customs, and (iii) lower operating expenses.

Other Income

     Other income was R$917 and R$677 for the three months ended March 31, 2000 and 1999, respectively, and is comprised of income derived from suppliers pursuant to exclusivity agreements, as well as from initial fees paid by franchisees and such franchisees' contributions to our marketing efforts. The first quarter 2000 increase of 35% is primarily attributable to the increase in the number of our franchised outlets.

Cost of Restaurant Sales.

     Cost of restaurant sales expressed as a percentage of restaurant sales were 37.2% and 38.3% for the three months ended March 31, 2000 and 1999, respectively. The decrease is mainly attributable to price reductions on some food and packaging products as a consequence of our price renegotiation efforts, as well as from changing certain of our suppliers, offset in part by increases in our cost of meat and chicken products in December 1999 and January 2000. Also contributing to this percentage decrease is the increase in our selling prices, discussed above.

Restaurant Payroll and Other Employee Benefits

     Restaurant payroll and other employee benefits expressed as a percentage of net operating revenues decreased from 23.4% in the quarter ended March 31, 1999 to 19.5% in the quarter ended March 31, 2000. This reduction is primarily attributable to changes in the status of our retail store personnel who, prior to the last quarter of 1999, were hired at employee rather than trainee rates. Since the last quarter of 1999, all new hires of store personnel have been at trainee rates, resulting in lower employment charges and fringe benefit costs, while also attracting younger and more motivated personnel. Increases in salaries mandated by union-driven agreements (3% for Sao Paulo employees since July 1999 and 3% for Rio de Janeiro employees since October 1999) have partially offset this percentage decrease.

Restaurant Occupancy Costs and Other Expenses

     Restaurant occupancy costs and other expenses expresses as a percentage of net operating revenues were approximately 10.5% and 12.0% for the three months ended March 31, 2000 and 1999, respectively. This decrease is primarily attributable our success in negotiating temporary reductions in lease costs, as well as our initiation of legal action with respect to a specific lease, which resulted in a significant and permanent reduction in our costs attributable to such lease.

Depreciation and Amortization

     Depreciation and amortization expressed as a percentage of net operating revenues were approximately 5.5% and 5.4% for the three months ended March 31, 2000 and 1999, respectively.

Other Operating Expenses

     Other operating expenses expressed as a percentage of restaurant sales were approximately 17.2% and 15.4% for the three months ended March 31, 2000 and 1999, respectively. The percentage increase from quarter to quarter is primarily due to (i) professional fees related to lease cost reductions, (ii) an increase in the cost of utilities, (iii) expenses attributable to our introduction of a food delivery operation, and (iv) costs related to an incentive program for our store personnel. Reductions in the cost of certain repair and maintenance service contracts, the non-renewal of certain other service contracts and both negotiated and court-ordered rent reductions partially offset this percentage increase.

Selling Expenses

     Selling expenses as a percentage of restaurant sales were 7.6% and 7.8% for the three months ended March 31, 2000 and 1999, respectively.

General and Administrative Exprenses

     General and administrative expenses expressed as a percentage of net operating revenues were approximately 9.2% and 7.8% for the three months ended March 31, 2000 and 1999, respectively. The percentage increase is primarily attributable to (i) costs of office automation improvements, (ii) a provision for administrative personnel bonuses, and (iii) increases in the cost of certain contractually outsourced administrative functions. The completion of our middle management restructuring , which included the outsourcing of some responsibilities and functions previously performed in-house, partially offset this percentage increase.

Interest Income and Expenses

     Net interest expense and foreign exchange expressed as a percentage of restaurant sales were approximately (1.9%) and (24.2%) for the three months ended March 31, 2000 and 1999, respectively. The devaluation of the Brazilian real in January 1999 caused us to recognize approximately R$2,396 of foreign currency losses on its US dollar denominated debt. In the first quarter of 2000, we recorded a foreign currency gain of approximately R$266, reflecting the strengthening of the Brazilian real against the US dollar and its effect on our US dollar denominated debt.

     Excluding the effect of currency fluctuations, our interest income and expenses as a percentage of restaurant sales would have been (3.6%) or R$(564) and approximately (7.6%) or R$(1,086) for the three months ended March 31, 2000 and 1999, respectively. The decrease from quarter to quarter is primarily attributable to the reduction of the Brazilian overnight interest rate, discussed above, and to our lower level of short term debt.

LIQUIDITY AND CAPITAL RESOURCES

     Since March 19, 1996, we have funded our operating losses of R$36,612 and made acquisitions of businesses and capital improvements (including store remodeling) by using cash remaining at the closing of our acquisition of BOB's, by borrowing funds from various sources and from private placements of our securities. As of March 31, 2000, we had cash on hand of R$2,184 and a working capital deficiency of R$11,394.

     Our capital requirements are primarily for expansion of our retail operations. Currently, four of our stores are in owned facilities, with all of the others in leased facilities. For the three months ended March 31, 2000, our EBITDA was R$1,352. During the same period, our average cost to open a store approximated R$300 to R$500, including leasehold improvements, equipment and beginning inventory, as well as expenses for store design, site selection, lease negotiation, construction supervision and obtaining requisite permits. We currently estimate that capital expenditures for fiscal 2000 will approximate R$1,200. We anticipate that our primary use of our cash resources during 2000 will be to service our debt obligations. During 2000, we intend to focus our efforts on expanding both the number of our franchisees and our franchised outlets, neither of which are expected to involve significant capital expenditures on our part.

     In the first quarter of 2000, we had net cash provided by operating activities of R$2,062 and had net cash used in investing activities of R$385. The primary use of cash for investing activities was for capital expenditures related to our retail store expansion.

     Management plans to address our immediate and future cash flow needs by focusing on a number of area including: reduction of expenses, including head count reductions; the expansion of our franchisee base, which would generate additional cash flows from royalties and franchise fees without significant capital expenditures; and the introduction of new programs and menu expansion to meet consumer demand. In order to act on these plans and sustain current operations, we are dependent upon the continued forbearance of our creditors, as well as additional financing.

     Recently, we commenced court actions to defer payments of our past due taxes against different branches of Brazilian government. These actions are intended to extend payments on past due taxes and reduce interest charges.

     There can be no assurance that management's plans will be realized, or that additional financing will be available to us when needed, or at terms that are desirable. Furthermore, there can be no assurance that we will continue to receive the forbearance of our creditors, or that we will locate suitable new franchisees, or desirable locations for new franchisees to open stores. Our ability to further reduce expenses and head count is directly impacted by our need to maintain an infrastructure to support our current and future chain of locations. Additionally, our ability to achieve our plans is further impacted by the instability of the economic environment in Brazil, which has direct impact on the desire and ability of consumers to visit fast food outlets. We are also dependent upon the continued employment of key personnel. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

Dated: May 15, 2000

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