Form 10-Q
period 2000-06-30
BRAZIL FAST FOOD CORP
filed 2000-08-14
CIK 914537

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended June 30, 2000

                                      or

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

             3,235,290 shares of Common Stock at August 11, 2000

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


                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
            (IN THOUSANDS OF BRAZILIAN REAIS, EXCEPT SHARE AMOUNTS)

===============================================================================


                                     ASSETS
                                     ------

                                                                  June 30, 2000   December 31, 1999
                                                                  --------------  -----------------
                                                                   (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                         R$     697           R$  1,154
   Accounts receivable, net of allowance for doubtful accounts            2,016               2,515
   Inventories                                                              883                 728
   Prepaid expenses and other current assets                                930                 639
                                                                    -----------          ----------

             TOTAL CURRENT ASSETS                                         4,526               5,036

PROPERTY AND EQUIPMENT, NET                                              20,562              20,879

DEFERRED CHARGES, NET                                                    10,693              11,083

OTHER RECEIVABLES AND OTHER ASSETS                                        2,904               2,412
                                                                    -----------          ----------

             TOTAL ASSETS                                              R$38,685            R$39,410
                                                                    ===========          ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------


CURRENT LIABILITIES:
   Notes payable                                                      R$  6,918           R$  7,376
   Accounts payable and accrued expenses                                  2,823               4,349
   Payroll and related accruals                                           1,610               1,760
   Taxes, other than income taxes                                         2,409               1,829
   Deferred income                                                          821                 821
   Other                                                                    953                 676
                                                                    -----------          ----------

             TOTAL CURRENT LIABILITIES                                   15,534              16,811

NOTES PAYABLE, less current portion                                       2,642               2,746

DEFERRED INCOME, less current portion                                     1,421               1,721

OTHER LIABILITIES                                                        11,552               9,169
                                                                    -----------          ----------

             TOTAL LIABILITIES                                           31,149              30,447
                                                                    -----------          ----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 5,000 shares authorized; no
     shares issued                                                            -                   -
  Common stock, $.0001 par value, 40,000,000 shares authorized;
   and 3,235,290 shares issued and outstanding                                1                   1
  Additional paid-in capital                                             46,226              46,226
  Deficit                                                               (38,214)            (36,803)
  Accumulated comprehensive loss                                           (477)               (461)
                                                                    -----------          ----------

             TOTAL SHAREHOLDERS' EQUITY                                   7,536               8,963
                                                                    -----------          ----------

             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                R$38,685            R$39,410
                                                                    ===========          ==========

            See Selected Notes to Consolidated Financial Statements.

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
            (IN THOUSANDS OF BRAZILIAN REAIS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)
===============================================================================



                                                    For the Six Months Ended
                                                             June 30,
                                                  ----------------------------
                                                       2000            1999
                                                     ---------       ---------
NET OPERATING REVENUES:
 Restaurant sales                                      R$29,716      R$ 27,503
 Franchise income                                         1,560          1,343
 Other income                                             1,993          1,311
                                                      ---------      ---------

   TOTAL NET OPERATING REVENUES                          33,269         30,157
                                                      ---------      ---------

COSTS AND EXPENSES:
  Cost of restaurant sales                               11,135         10,537
  Restaurant payroll and other employee benefits          6,112          6,490
  Restaurant occupancy and other expenses                 3,338          3,345
  Depreciation and amortization                           1,759          1,567
  Other operating expenses                                5,652          4,238
  Selling expenses                                        2,531          1,636
  General and administrative expenses                     2,952          3,239
                                                      ---------      ---------

   TOTAL COSTS AND EXPENSES                              33,479         31,052
                                                      ---------      ---------

(LOSS) FROM OPERATIONS                                     (210)          (895)

INTEREST (EXPENSE) - net                                 (1,210)        (2,036)

FOREIGN EXCHANGE GAIN (LOSS)                                  9         (1,595)
                                                      ---------      ---------

NET (LOSS)                                               (1,411)        (4,526)

OTHER COMPREHENSIVE INCOME (LOSS):
 FOREIGN CURRENCY TRANSLATION ADJUSTMENT                    (16)          (103)
                                                      ---------      ---------

COMPREHENSIVE LOSS                                    R$ (1,427)    R$  (4,629)
                                                      =========     ==========

BASIC NET (LOSS) PER COMMON SHARE                     R$   (.44)    R$   (1.40)
                                                      =========     ==========

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING - BASIC                                  3,235,290      3,235,290
                                                      =========      =========

            See Selected Notes to Consolidated Financial Statements.

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
            (IN THOUSANDS OF BRAZILIAN REAIS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)
===============================================================================


                                                    For the Three Months
                                                        Ended June 30,
                                                  ------------------------
                                                       2000          1999
                                                  -----------   ----------
NET OPERATING REVENUES:
  Restaurant sales                                   R$13,933   R$ 13,119
  Franchise income                                        768         722
  Other income                                          1,076         633
                                                    ---------   ---------

    TOTAL NET OPERATING REVENUES                       15,777      14,474
                                                    ---------   ---------

COSTS AND EXPENSES:
  Cost of restaurant sales                              5,252       5,024
  Restaurant payroll and other employee benefits        3,039       3,125
  Restaurant occupancy and other expenses               1,681       1,623
  Depreciation and amortization                           894         790
  Other operating expenses                              2,934       2,021
  Selling expenses                                      1,331         983
  General and administrative expenses                   1,343       1,540
                                                    ---------   ---------

    TOTAL COSTS AND EXPENSES                           16,474      15,106
                                                    ---------   ---------

(LOSS) FROM OPERATIONS                                   (697)       (632)

INTEREST (EXPENSE)                                       (650)       (953)

FOREIGN EXCHANGE (LOSS) GAIN                             (253)        804
                                                    ---------   ---------

NET (LOSS)                                             (1,600)       (781)

OTHER COMPREHENSIVE INCOME (LOSS):
   FOREIGN CURRENCY TRANSACTION ADJUSTMENT                (16)        (14)
                                                    ---------   ---------

COMPREHENSIVE LOSS                                  R$ (1,616)  R$   (795)
                                                    =========   =========


BASIC NET (LOSS) PER COMMON SHARE                   R$   (.49)  R$   (.24)
                                                    =========   =========

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING-BASIC                                  3,235,290   3,235,290
                                                    =========   =========


            See Selected Notes to Consolidated Financial Statements.

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
            (IN THOUSANDS OF BRAZILIAN REAIS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)
===============================================================================




                                   Common Stock     Additional              Cumulative
                             ----------------------  Paid-In                Translation
                               Shares   Par Value    Capital    (Deficit)   Adjustment   Total
                             --------- -----------  ---------  ----------  -----------  -------
Balance, January 1, 2000     3,235,290     R$ 1    R$ 46,226   R$(36,803)   R$(461)     R$ 8,963

Net loss                             -      -           -         (1,411)      -          (1,411)

Cumulative translation
 adjustment                          -      -           -            -         (16)          (16)
                            ----------    -----    ---------   ----------   ------      --------

Balance, June 30, 2000       3,235,290     R$ 1    R$ 46,226   R$(38,214)   R$(477)     R$ 7,536
                            ==========    =====    =========   =========    ======      ========

           See Selected Notes to Consolidated Financial Statements.

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
            (IN THOUSANDS OF BRAZILIAN REAIS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)
===============================================================================


                                                                For the Six Months Ended
                                                                         June 30,
                                                                -----------------------------
                                                                 2000                1999
                                                                ------              ------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss)                                                         R$(1,411)    R$  (4,526)
 Adjustments to reconcile net (loss) to net cash provided by operating activities:
 Net gain on sale of assets                                                -            (72)
 Depreciation and amortization                                         1,683          1,567

 Changes in operating assets and expenses:
 (Increase) decrease in:
   Accounts receivable                                                   499           (153)
   Inventories                                                          (155)            84
   Other current assets                                                 (291)          (512)
   Other assets                                                         (492)           (45)
 Increase (decrease) in:
   Accounts payable and accrued liabilities                           (1,311)           (55)
   Payroll and related accruals                                         (150)         1,207
   Taxes, other than income taxes                                        583          2,377
   Deferred income                                                      (300)           128
   Other current liabilities                                           2,442            122
                                                                    --------     -----------

    NET CASH PROVIDED BY OPERATING ACTIVITIES                          1,097            122
                                                                    --------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                                   (976)        (2,233)
 Proceeds from sale of assets                                              -            320
                                                                    --------     ----------

     NET CASH (USED IN) INVESTING ACTIVITIES                            (976)        (1,913)
                                                                    --------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings (repayments) under lines of credit                      (562)         1,693
                                                                    --------     ----------

     NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                (562)         1,693
                                                                    --------     ----------

EFFECT OF FOREIGN EXCHANGE RATES                                         (16)          (103)
                                                                    --------     ----------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                             (457)          (201)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         1,154            817
                                                                    --------     ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                            R$   697     R$     616
                                                                    ========     ==========

            See Selected Notes to Consolidated Financial Statements.

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

              SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (IN THOUSANDS OF BRAZILIAN REAIS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)
===============================================================================


NOTE 1 - FINANCIAL STATEMENT PRESENTATION

     The accompanying financial statements have been prepared by Brazil Fast Food Corp. (the "Company"), without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2000 and for all periods presented have been made. The results of operations for the period ended June 30, 2000 are not necessarily indicative of the operating results for a full year. Unless otherwise specified all reference in these financial statements to (i ) "Reais", or "R$" are to the Brazilian Real (singular), or to Brazilian Reais (plural), the legal currency of Brazil, and (ii ) "U.S. Dollars" or "$"are to United States' dollars.

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

NOTE 2 - MANAGEMENT PLANS REGARDING GOING CONCERN

     Since the acquisition of Venbo in 1996, the Company has sustained net losses totaling approximately R$38,214. To date, the Company has been dependent upon its initial capital and additional equity and debt financing to fund its operating losses and capital needed for expansion. Recently, the Company commenced court actions to defer payments of its past due taxes against different branches of the Brazilian Government. These actions are intended to extend payment dates on past due taxes and reduce interest charges.

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

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

              SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)
===============================================================================


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

NOTE 3 - RECLASSIFICATION

     Certain reclassifications have been made to the 1999 financial statements to conform with the current period presentation.


NOTE 4 - OTHER LIABILITIES AND LITIGATIONS

     During the year ended December 31, 1999 and the period ending April 30, 2000, certain Brazilian taxes levied on the Company have not been paid. Commencing in May 2000, the Company is making current payments of its taxes. Using current proceedings from enacted Brazilian laws, the Company's legal advisors have filed lawsuits claiming for those taxes to be paid in several installments over 60 months for state taxes and 240 months for federal taxes.

     During the second quarter of 2000, the Company obtained a favorable outcome in the state lawsuits. In the same period, the Company withdrew its lawsuit regarding federal taxes and joined a fiscal regularization program of the Brazilian Federal government. Through this program, all past due federal taxes will be paid in monthly installments equivalent to 1.2% of the Company's gross sales, with interest accruing at rates set by the Brazilian Federal government, currently 11% per year.

RESULTS OF OPERATIONS

     The economic environment in Brazil during the second quarter of 2000 continued to improve when compared with 1999 and, in particular, the first three months of that year. Governmental economic policies have reduced inflationary pressures and have given Brazilian products a more competitive price in the world economy. Further, industrial production levels increased substantially during the first three months of 2000, resulting in reduced unemployment and a positive trade balance.

     In addition, overnight interest rates, which were 19% at December 31, 1999 and 18.5% throughout the first quarter of 2000, were recently reduced to 17.5%. The Brazilian reais has also recently strengthened against the U.S dollar, from R$1.789 on December 31, 1999 to R$1.791 on June 30, 2000.

     These factors have positively impacted the Brazilian economy, resulting in increased levels of consumer spending which, in turn, has positively affected our operating results.

Restaurant Sales

     Net restaurant sales for our company-owned stores were R$29,716 and R$27,503 for the six months ended June 30, 2000 and 1999, respectively, reflecting a Q2 2000 increase of R$2,213 or 8.1%. The increase is attributable to the improved macroeconomic conditions in Brazil, sales initiatives and the introduction of a delivery program, as well as an approximately 10% increase in selling prices. Same store sales increased approximately 13.7% when compared quarter to quarter. In this same period, we operated 62 retail stores as compared to 63 in the corresponding 1999 quarter, reflecting the continuation of our strategy of focusing our operations on highly profitable retail locations and continuing to increase our expanding franchise network.

Franchise Income

     Franchise income was R$1,560 and R$1,343 for the six months ended June 30, 2000 and 1999, respectively. The increase of 16.2% in the second quarter of 2000 was mainly attributable to expansion of our franchised locations, which grew from 98 units at the end of the second quarter of 1999 to 137 units at June 30, 2000.

     During the period July 1, 1999 through June 30, 2000, we sold three of our stores, as well as one of our custom constructed trailers, to franchisees.
These stores had either low profitability or, in some instances, operating losses. Our historical experience has shown that franchisee administration can enhance the profitability of these kinds of stores, primarily as a result of (i) lower taxation (tax incentives from Brazilian Federal and state governments to small companies), (ii) better knowledge of specific markets and their local customs, and (iii) lower operating expenses.

      Average franchise income was partially reduced by the opening of new stores, with lower sales levels than those previously in operation. A number of these outlets are located in smaller cities or were operated as kiosks in locations close to other Bob's stores Additionally, in some situations, we have provided incentives in the form of reduced royalties to franchisees for a period of time.

Other Income

     Other income was R$1,994 and R$1,311 for the six months ended June 30, 2000 and 1999, respectively, and is comprised of income derived from suppliers pursuant to exclusivity agreements, as well as from initial fees paid by franchisees and such franchisees' contributions to our marketing efforts. The increase is primarily attributable to the increase in the number of our franchised outlets which was partically offset by expiration of a joint publicity agreement in April 1999.

Cost of Restaurant Sales.

     Cost of restaurant sales expressed as a percentage of restaurant sales were 37.5% and 38.3% for the six months ended June 30, 2000 and 1999, respectively. The decrease is mainly attributable to price reductions on some food and packaging products as a consequence of our price renegotiation efforts, as well as from changing certain of our suppliers, offset in part by increases in our cost of meat and chicken products in December 1999 and January 2000. Also contributing to this percentage decrease is the increase in our selling prices, discussed above.

Restaurant Payroll and Other Employee Benefits

     Restaurant payroll and other employee benefits expressed as a percentage of net operating revenues decreased from 23.6% for the six months ended June 30, 1999 to 20.6% for the six months ended June 30, 2000. This reduction is primarily attributable to changes in the status of our retail store personnel who, prior to the last quarter of 1999, were hired at employee rather than trainee rates. Since the last quarter of 1999, all new hires of store personnel have been at trainee rates, resulting in lower employment charges and fringe benefit costs, while also attracting younger and more motivated personnel. Increases in salaries mandated by union-driven agreements (3% for Sao Paulo employees since July 1999 and 3% for Rio de Janeiro employees since October
1999) have partially offset this percentage decrease.

Restaurant Occupancy Costs and Other Expenses

     Restaurant occupancy costs and other expenses expresses as a percentage of net operating revenues were approximately 11.2% and 12.2% for the six months ended June 30, 2000 and 1999, respectively. This decrease is primarily attributable to our success in negotiating temporary reductions in lease costs, as well as our initiation of legal action with respect to a specific lease, which resulted in a significant and permanent reduction in our costs attributable to such lease, offset in part by upward adjustment of our minimum rent obligations which are linked to the Brazilian inflation rate.

Depreciation and Amortization

     Depreciation and amortization expressed as a percentage of net operating revenues were approximately 5.9% and 5.7% for the six months ended June 30, 2000 and 1999, respectively.

Other Operating Expenses

     Other operating expenses expressed as a percentage of restaurant sales were approximately 19.0% and 15.4% for the six months ended June 30, 2000 and 1999, respectively. The percentage increase from period to period is primarily due to
(i) professional fees related to lease cost reductions, (ii) a significant increase in the cost of utilities, (iii) expenses attributable to our introduction of a food delivery operation, and (iv) costs related to an incentive program for our store personnel. Reductions in the cost of certain repair and maintenance service contracts, the non-renewal of certain other service contracts and both negotiated and court-ordered rent reductions partially offset this percentage increase.

Selling Expenses

     Selling expenses as a percentage of restaurant sales were 8.5% and 5.9% for the six months ended June 30, 2000 and 1999, respectively. The increase in 2000 when compared to 1999 is due to the growth in the number of franchised stores.

General and Administrative Exprenses

     General and administrative expenses expressed as a percentage of net operating revenues were approximately 9.9% and 11.8% for the six months ended June 30, 2000 and 1999, respectively. The percentage decrease is primarily attributable to the completion of our middle management restructuring, which included the outsourcing of some responsibilities and functions previously performed in-house, partially offset by costs of office automation improvements, a provision for administrative personnel bonuses, and increases in the cost of certain contractually outsourced administrative functions.

Interest Income and Expenses

     Net interest expense and foreign exchange expressed as a percentage of restaurant sales were approximately (4.0%) and (13.2%) for the six months ended June 30, 2000 and 1999, respectively. The devaluation of the Brazilian real in January 1999 caused us to recognize approximately R$1,595 of foreign currency losses on our US dollar denominated debt during the second quarter of 1999. In the first six months of 2000, we recorded a foreign currency gain of approximately R$9.

     Excluding the effect of currency fluctuations, our interest income and expenses as a percentage of net operating revenues would have been (3.6%) or R$(1,210) and approximately (6.8%) or R$(2,036) for the six months ended June 30, 2000 and 1999, respectively. The decrease from period to period is primarily attributable to the reduction of the Brazilian overnight interest rate, discussed above, and to our lower level of short term debt.

LIQUIDITY AND CAPITAL RESOURCES

     Since March 19, 1996, we have funded our operating losses of R$38,214 and made acquisitions of businesses and capital improvements (including store remodeling) by using cash remaining at the closing of our acquisition of BOB's, by borrowing funds from various sources and from private placements of our securities. As of June 30, 2000, we had cash on hand of R$697 and a working capital deficiency of R$11,008.

     Our capital requirements are primarily for expansion of our retail operations. Currently, four of our stores are in owned facilities, with all of the others in leased facilities. For the six months ended June 30, 2000, our EBITDA was R$1,599. During the same period, our average cost to open a store approximated R$300 to R$500, including leasehold improvements, equipment and beginning inventory, as well as expenses for store design, site selection, lease negotiation, construction supervision and obtaining requisite permits. We currently estimate that capital expenditures for fiscal 2000 will approximate R$1,200. We anticipate that our primary use of our cash resources during 2000 will be to service our debt obligations. During 2000, we intend to focus our efforts on expanding both the number of our franchisees and our franchised outlets, neither of which are expected to involve significant capital expenditures on our part.

     In the second quarter of 2000, we had net cash provided by operating activities of R$1,097 and had net cash used in investing activities of R$976. The primary use of cash for investing activities was for capital expenditures related to our retail store expansion.

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

     Recently, we commenced court actions to defer payments of our past due taxes against different branches of Brazilian government. These actions are intended to extend payments on past due taxes and we joined special programs of the Brazilian government for fiscal debts regularization.

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

                          PART II - Other Information

Item 4. Submission of Matters to a Vote of Security Holders

   On May 22, 2000 we held our annual meeting of stockholders to elect six directors for a term of one year. Omar Carneiro da Cunha, Peter J.F. van Voorst Vader, Ian S. Barnett, Lawrence Burstein, Jose Ricardo Bosquet Bomeny and John Michael Streithorst were each elected by a vote of 1,565,962 in favor with 1,425 votes withheld and 1,667,903 not voting.

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

Dated: August 11, 2000

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