Form 10-Q
period 2000-09-30
BRAZIL FAST FOOD CORP
filed 2000-11-15
CIK 914537

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended September 30, 2000

                                      or

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

             3,235,290 shares of Common Stock at November 13, 2000

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

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
            (IN THOUSANDS OF BRAZILIAN REAIS, EXCEPT SHARE AMOUNTS)

================================================================================

                                     ASSETS
                                     ------

                                                                  September 30, 2000   December 31, 1999
                                                                  -------------------  -----------------
                                                                      (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                          R$  1,213            R$  1,154
   Accounts receivable, net of allowance for doubtful accounts            2,237                2,515
   Inventories                                                            1,030                  728
   Prepaid expenses and other current assets                                972                  639
                                                                         ------               ------

             TOTAL CURRENT ASSETS                                         5,452                5,036

PROPERTY AND EQUIPMENT, NET                                              20,588               20,879

DEFERRED CHARGES, NET                                                    10,497               11,083

OTHER RECEIVABLES AND OTHER ASSETS                                        2,960                2,412
                                                                         ------               ------

             TOTAL ASSETS                                              R$39,497             R$39,410
                                                                     ==========             ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
   Notes payable                                                        R$7,908             $  7,376
   Accounts payable and accrued expenses                                  3,346                4,349
   Payroll and related accruals                                           2,261                1,760
   Taxes, other than income taxes                                         2,691                1,829
   Deferred income                                                          821                  821
   Other                                                                    961                  676
                                                                        -------             --------

             TOTAL CURRENT LIABILITIES                                   17,988               16,811

NOTES PAYABLE, less current portion                                       2,317                2,746

DEFERRED INCOME, less current portion                                     1,323                1,721

OTHER LIABILITIES                                                        11,178                9,169
                                                                        -------             --------

             TOTAL LIABILITIES                                           32,806               30,447
                                                                        -------             --------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 5,000 shares authorized; no
     shares issued                                                            -                    -
  Common stock, $.0001 par value, 40,000,000 shares authorized;
   3,235,290 shares issued and outstanding                                    1                    1
  Additional paid-in capital                                             46,226               46,226
  Deficit                                                               (39,038)             (36,803)
  Accumulated comprehensive loss                                           (498)                (461)
                                                                        -------             --------

             TOTAL SHAREHOLDERS' EQUITY                                   6,691                8,963
                                                                        -------             --------

             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                R$39,497             R$39,410
                                                                       ========             ========


                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
            (IN THOUSANDS OF BRAZILIAN REAIS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

================================================================================


                                                             For the Nine
                                                             Months Ended
                                                             September 30,
                                                     ---------------------------
                                                         2000           1999
                                                     ------------   ------------
NET OPERATING REVENUES:
 Restaurant sales                                       R$45,250      R$ 40,782
 Franchise income                                          2,794          2,265
 Other income                                              2,784          1,961
                                                     ------------   ------------
   TOTAL NET OPERATING REVENUES                           50,828         45,008
                                                     ------------   ------------
COSTS AND EXPENSES:
  Cost of restaurant sales                                17,151         15,756
  Restaurant payroll and other employee benefits           8,984          9,499
  Restaurant occupancy and other expenses                  5,056          5,023
  Depreciation and amortization                            2,673          2,366
  Other operating expenses                                 8,791          6,166
  Selling expenses                                         3,836          4,279
  General and administrative expenses                      4,533          3,299
                                                     ------------   ------------
   TOTAL COSTS AND EXPENSES                               51,024         46,388
                                                     ------------   ------------
(LOSS) FROM OPERATIONS                                      (196)        (1,380)

INTEREST (EXPENSE) - net                                  (1,893)        (2,960)

FOREIGN EXCHANGE (LOSS)                                     (146)        (2,145)
                                                     ------------   ------------
NET (LOSS)                                                (2,235)        (6,485)
                                                     ------------   ------------
OTHER COMPREHENSIVE INCOME (LOSS):
 FOREIGN CURRENCY TRANSLATION ADJUSTMENT                     (37)          (124)
                                                     ------------   ------------
COMPREHENSIVE LOSS                                  R$    (2,272)  R$    (6,609)
                                                    ============   ============

BASIC NET (LOSS) PER COMMON SHARE                   R$      (.69)  R$     (2.00)
                                                    ============   ============

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING - BASIC                                   3,235,290      3,235,290
                                                    ============   ============

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
            (IN THOUSANDS OF BRAZILIAN REAIS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

================================================================================


                                                     For the Three Months
                                                      Ended September 30,
                                                    ---------------------
                                                      2000        1999
                                                    ---------   ---------
NET OPERATING REVENUES:
  Restaurant sales                                   R$15,534    R$13,279
  Franchise income                                      1,234         922
  Other income                                            791         651
                                                    ---------   ---------

    TOTAL NET OPERATING REVENUES                       17,559      14,852
                                                    ---------   ---------

COSTS AND EXPENSES:
  Cost of restaurant sales                              6,016       5,219
  Restaurant payroll and other employee benefits        2,872       3,009
  Restaurant occupancy and other expenses               1,718       1,678
  Depreciation and amortization                           914         799
  Other operating expenses                              3,139       1,928
  Selling expenses                                      1,305       1,674
  General and administrative expenses                   1,581       1,030
                                                    ---------   ---------

    TOTAL COSTS AND EXPENSES                           17,545      15,337
                                                    ---------   ---------

(LOSS) FROM OPERATIONS                                     14        (485)

INTEREST (EXPENSE)                                       (683)       (924)

FOREIGN EXCHANGE (LOSS)                                  (155)       (550)
                                                    ---------   ---------

NET (LOSS)                                               (824)     (1,959)

OTHER COMPREHENSIVE INCOME (LOSS):
   FOREIGN CURRENCY TRANSACTION ADJUSTMENT               (217)        (21)
                                                    ---------   ---------

COMPREHENSIVE LOSS                                  R$   (845)  R$ (1,980)
                                                    =========   =========

BASIC NET (LOSS) PER COMMON SHARE                   R$   (.25)  R$   (.61)
                                                    =========   =========

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING - BASIC                                3,235,290   3,235,290
                                                    =========   =========


                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
            (IN THOUSANDS OF BRAZILIAN REAIS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

================================================================================




                                   Common Stock      Additional               Cumulative
                               ---------------------  Paid-In                 Translation
                                 Shares    Par Value  Capital     (Deficit)   Adjustment    Total
                               ----------  ---------  ---------  -----------  -----------  ---------
Balance, January 1, 2000        3,235,290  R$      1  R$ 46,226   R$(36,803)     R$(461)    R$ 8,963

Net loss                                -          -          -      (2,235)          -       (2,235)

Cumulative translation
 adjustment                             -          -          -           -         (37)         (37)
                               ----------  ---------  ---------  ----------   ----------    ---------

Balance, September 30, 2000     3,235,290  R$       1  R$46,226  R$(39,038)    R$(498)       R$6,691
                               ==========  ========== =========  ===========  ==========    =========


                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
            (IN THOUSANDS OF BRAZILIAN REAIS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

================================================================================


                                                                          For  the Nine
                                                                          Months Ended
                                                                          September 30,
                                                                     ------------------------
                                                                       2000            1999
                                                                     --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss)                                                          R$(2,235)     R$ (6,485)
 Adjustments to reconcile net (loss) to net cash provided by operating activities:
 Net gain on sale of assets                                                 -           (224)
 Depreciation and amortization                                          2,530          2,366
 Changes in operating assets and expenses:
 (Increase) decrease in:
   Accounts receivable                                                    275           (117)
   Inventories                                                           (302)            80
   Other current assets                                                  (333)           (72)
   Other assets                                                          (548)           (59)
 Increase (decrease) in:
   Accounts payable and accrued  liabilities                             (785)          (859)
   Payroll and related accruals                                           501            851
   Taxes, other than income taxes                                         862          4,332
   Deferred income                                                       (398)          (249)
   Other current liabilities                                            2,079            296
                                                                     --------        -------

    NET CASH  PROVIDED BY (USED IN) OPERATING ACTIVITIES                1,646           (140)
                                                                     --------        -------

CASH FLOWS FROM INVESTING ACTIVITIES :
 Capital expenditures                                                  (1,653)        (2,876)
 Proceeds from sale of assets                                               -            631
                                                                     --------        -------

     NET CASH (USED IN) INVESTING ACTIVITIES                           (1,653)        (2,245)
                                                                     --------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings under lines of credit                                     103          2,271
                                                                     --------        -------

     NET CASH PROVIDED BY FINANCING  ACTIVITIES                           103          2,271
                                                                     --------        -------

EFFECT OF FOREIGN EXCHANGE RATES                                          (37)          (125)
                                                                     --------        -------

NET INCREASE (DECREASE) IN CASH AND CASH  EQUIVALENTS                      59           (239)
CASH AND CASH EQUIVALENTS, BEGINNING OF  PERIOD                         1,154            817
                                                                     --------        -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                             R$ 1,213        R$  578
                                                                     ========        =======


                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

              SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (IN THOUSANDS OF BRAZILIAN REAIS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

================================================================================

NOTE 1 - FINANCIAL STATEMENT PRESENTATION

     The accompanying financial statements have been prepared by Brazil Fast Food Corp. (the "Company"), without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2000 and for all periods presented have been made. The results of operations for the period ended September 30, 2000 are not necessarily indicative of the operating results for a full year. Unless otherwise specified all reference in these financial statements to (i ) "Reais", or "R$" are to the Brazilian Real (singular), or to Brazilian Reais (plural), the legal currency of Brazil, and (ii ) "U.S. Dollars" or "$" are to United States' dollars.

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

NOTE 2 - MANAGEMENT PLANS REGARDING GOING CONCERN

     Since the acquisition of Venbo in 1996, the Company has sustained net losses totaling approximately R$39,038. To date, the Company has been dependent upon its initial capital and additional equity and debt financing to fund its operating losses and capital needed for expansion.

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

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

              SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

================================================================================

NOTE 2 - MANAGEMENT PLANS REGARDING GOING CONCERN (cont'd)

     The Company's ability to remarket Company-owned stores to franchisees, and to generate cash flows from such activities, is impacted by the ability to locate suitable buyers with the interest and capital to complete such transactions, and the time to complete such sales. Additionally, the Company's ability tot achieve its plans is further impacted by the instability of the economic environment in Brazil, which has a direct impact on the desire and ability of consumers to visit fast food outlets. The Company is also dependent upon the continued employment of key personnel. These factors, among other, raise substantial doubt about the Company's ability to continue as going concern.

NOTE 3 - RECLASSIFICATIONS

     Certain reclassifications have been made to the 1999 financial statements to conform with the current period presentation.


NOTE 4 - OTHER LIABILITIES AND LITIGATION

     During the year ended December 31, 1999 and the quarter ended April 30, 2000, certain Brazilian taxes levied on the Company have not been paid. Commencing in May 2000, the Company is making current payments of its taxes. Using current proceedings from enacted Brazilian laws, the Company's legal advisors have filed lawsuits claiming for those taxes to be paid in several installments over 60 months for state taxes and 240 months for federal taxes.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The economic environment in Brazil during the third quarter of 2000 continued to improve when compared with 1999 and, in particular, the first three months of that year. Governmental economic policies have reduced inflationary pressures and have given Brazilian products a more competitive price in the world economy. Further, industrial production levels increased substantially during the first three months of 2000, resulting in reduced unemployment and an improved trade balance.

     In addition, overnight interest rates, which were 19% at December 31, 1999, were recently reduced to 16.5%. The Brazilian reais has also demonstrated relative stability against the U.S dollar, the exchange rate being R$1.789 on December 31, 1999 and R$1.844 on September 30, 2000, respectively.

     These factors have positively impacted the Brazilian economy, resulting in increased levels of consumer spending which, in turn, has positively affected our operating results.

Restaurant Sales

     Net restaurant sales for our company-owned stores were R$45,250 and R$40,782 for the nine months ended September 30, 2000 and 1999, respectively, reflecting a Q3 2000 increase of R$4,468 or 11.0%. The increase is attributable to the improved macroeconomic conditions in Brazil, sales initiatives, an expansion of menu items and the introduction of a delivery program, as well as an approximately 10% increase in selling prices. Same store sales increased approximately 11.8% when compared quarter to quarter. In this same period, we operated 69 retail stores as compared to 65 in the corresponding 1999 quarter, reflecting the continuation of our strategy of focusing our operations on highly profitable retail locations and continuing to increase our expanding franchise network.

Franchise Income

     Franchise income was R$2,794 and R$2,265 for the nine months ended September 30, 2000 and 1999, respectively. The increase of 23.4% in the third quarter of 2000 was mainly attributable to expansion of our franchised locations, which grew from 107 units at the end of the third quarter of 1999 to 138 units at September 30, 2000.

     During the period July 1, 1999 through September 30, 2000, we sold three of our stores, as well as one of our custom constructed trailers, to franchisees. These stores had either low profitability or, in some instances, operating losses. Our historical experience has shown that franchisee administration can enhance the profitability of these kinds of stores, primarily as a result of (i) lower taxation (tax incentives from Brazilian Federal and state governments to small companies), (ii) better knowledge of specific markets and their local customs, and (iii) lower operating expenses.

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

Other Income

     Other income was R$2,784 and R$1,961 for the nine months ended September 30, 2000 and 1999, respectively, and is comprised of income derived from suppliers pursuant to exclusivity agreements, as well as from initial fees paid by franchisees and such franchisees' contributions to our marketing efforts. The increase is primarily attributable to the increase in the number of our franchised outlets.

Cost of Restaurant Sales.

     Cost of restaurant sales expressed as a percentage of restaurant sales were 37.9% and 38.6% for the nine months ended September 30, 2000 and 1999, respectively. The decrease is mainly attributable to price reductions on some food and packaging products as a consequence of our price renegotiation efforts, as well as from changing certain of our suppliers, offset in part by increases in our cost of meat and chicken products in December 1999 and January 2000. Also contributing to this percentage decrease is the increase in our selling prices, discussed above, and a favorable change in sales tax rates in the State of Rio de Janeiro where most of our retail points of sale are located.

Restaurant Payroll and Other Employee Benefits

     Restaurant payroll and other employee benefits expressed as a percentage of net restaurant sales decreased from 23.3% for the nine months ended September 30, 1999 to 19.9% for the nine months ended September 30, 2000. This reduction is primarily attributable to changes in the status of our retail store personnel who, prior to the last quarter of 1999, were hired at employee rather than trainee rates. Since the last quarter of 1999, all new hires of store personnel have been at trainee rates, resulting in lower employment charges and fringe benefit costs, while also attracting younger and more motivated personnel. Increases in salaries mandated by union-driven agreements (3% for Sao Paulo employees since July 1999 and 3% for Rio de Janeiro employees since October
1999) have partially offset this percentage decrease.

Restaurant Occupancy Costs and Other Expenses

     Restaurant occupancy costs and other expenses expresses as a percentage of net restaurant sales were approximately 11.2% and 12.3% for the nine months ended September 30, 2000 and 1999, respectively. This decrease is primarily attributable to our success in negotiating temporary reductions in lease costs, as well as our initiation of legal action with respect to a specific lease, which resulted in a significant and permanent reduction in our costs attributable to such lease, offset in part by upward adjustment of our minimum rent obligations which are linked to the Brazilian inflation rate.

Depreciation and Amortization

     Depreciation and amortization expressed as a percentage of net restaurant sales were approximately 5.9% and 5.8% for the nine months ended September
30, 2000 and 1999, respectively.

Other Operating Expenses

     Other operating expenses expressed as a percentage of net restaurant sales were approximately 19.4% and 15.1% for the nine months ended September 30, 2000 and 1999, respectively. The percentage increase from period to period is primarily due to (i) professional fees related to lease cost reductions, (ii) a significant increase in the cost of utilities, (iii) expenses attributable to our introduction of a food delivery operation, and (iv) costs related to an incentive program for our store personnel. Reductions in the cost of certain repair and maintenance service contracts, the non-renewal of certain other service contracts and both negotiated and court-ordered rent reductions partially offset this percentage increase.

Selling Expenses

     Selling expenses as a percentage of net restaurant sales were 8.5% and 10.5% for the nine months ended September 30, 2000 and 1999, respectively. The decrease in 2000 when compared to 1999 is primarily attributable to internal cost efficincies implemented in Q3 2000 due to the growth in the number of franchised stores.

General and Administrative Exprenses

     General and administrative expenses expressed as a percentage of net restaurant sales were approximately 10.1% and 8.1% for the nine months ended September 30, 2000 and 1999, respectively. The percentage increase is primarily attributable to costs of office automation improvements, a provision for administrative personnel bonuses, and increases in the cost of certain contractually outsourced administrative functions, partially offset by middle management restructuring, which included the outsourcing of some responsibilities and functions previously performed in-house.

Interest Income and Expenses

     Net interest expense and foreign exchange expressed as a percentage of restaurant sales were approximately 4.5% and 12.5% for the nine months ended September 30, 2000 and 1999, respectively. The devaluation of the Brazilian real in January 1999 caused us to recognize approximately R$2,145 of foreign currency losses on our US dollar denominated debt during the third quarter of 1999. In the first nine months of 2000, we recorded a foreign currency loss of approximately R$146.

     Excluding the effect of currency fluctuations, our interest income and expenses as a percentage of net operating revenues would have been (4.2%) or R$(1,893) and approximately (7.3%) or R$(2,960) for the nine months ended September 30, 2000 and 1999, respectively. The decrease from period to period is primarily attributable to the reduction of the Brazilian overnight interest rate, discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     Since March 19, 1996, we have funded our operating losses of R$30,210 and made acquisitions of businesses and capital improvements (including store remodeling) by using cash remaining at the closing of our acquisition of BOB's, by borrowing funds from various sources and from private placements of our securities. As of September 30, 2000, we had cash on hand of R$1,213 and a working capital deficiency of R$12,536.

     Our capital requirements are primarily for expansion of our retail operations. Currently, four of our stores are in owned facilities, with all of the others in leased facilities. For the nine months ended September 30, 2000, our EBITDA was R$2,470. During the same period, our average cost to open a store approximated R$300 to R$500, including leasehold improvements, equipment and beginning inventory, as well as expenses for store design, site selection, lease negotiation, construction supervision and obtaining requisite permits. We currently estimate that capital expenditures for fiscal 2000 will approximate R$1,200. We anticipate that our primary use of our cash resources during 2000 will be to service our debt obligations. During 2000, we intend to focus our efforts on expanding both the number of our franchisees and our franchised outlets, neither of which are expected to involve significant capital expenditures on our part.

     In the third quarter of 2000, we had net cash provided by operating activities of R$1,646 and had net cash used in investing activities of R$1,653. The primary use of cash for investing activities was for capital expenditures related to our retail store expansion.

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

     Recently, we commenced court actions to defer payments of our past due taxes against different branches of Brazilian government. These actions are intended to extend payments on past due taxes and we joined special programs of the Brazilian government for fiscal debt regularization. However , recent changes to the rules governing these programs and uncertainties as to our technical compliance with these rules may prevent us from realizing the benefits of continued participation and may accelerate the due dates of previously deferred tax payments.

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

Dated: November 14, 2000

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