Form 10-K
period 2000-12-31
BRAZIL FAST FOOD CORP
filed 2001-04-02
CIK 914537

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------
                                   FORM 10-K
(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934

  For the fiscal year ended December 31, 2000

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the transition period from      to

                        Commission file number: 0-23278

                               ----------------
                             BRAZIL FAST FOOD CORP.
             (Exact name of registrant as specified in its charter)

                Delaware                                13-3688737
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                 Identification No.)

               Av. Brasil
            6431--Bonsucesso
             CEP 21040-360
         Rio de Janeiro, Brazil                             N/A
    (Address of principal executive                      (Zip Code)
                offices)

       Registrant's telephone number, including area code: 55 21 564-4219

                               ----------------
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

   The number of shares outstanding of the Registrant's common stock is 3,541,540 (as of March 29, 2001).

   The aggregate market value of the voting stock held by non-affiliates of the Registrant is
   $2,115,402 (as of March 29, 2001).

                      DOCUMENTS INCORPORATED BY REFERENCE

   Registrant's Proxy Statement for its Annual Meeting of Stockholders to be convened in May 2001.

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

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

   By the end of the second quarter of 1999, the Brazilian economy began to show signs of a recovery. The January 1999 currency devaluation had increased the attractiveness of Brazilian products in world markets. Further, the Brazilian Central Bank initiated a series of interest rate reductions which lowered interest rates from approximately 42.0% per annum at the end of March 1999 to approximately 15.75% per annum by the end of December 2000. As agricultural and industrial production significantly increased with the expansion of available credit facilities, employment and retail sales levels began to rise by the end of the second quarter of 1999 after several months of stagnation or decline.

   As the Brazilian economy improved during the remainder of 1999 and throughout 2000, our sales also increased. However, we remain burdened with a significantly higher level of indebtedness and interest expense than we had experienced prior to the commencement of the economic recession in late 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operation."

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

   Our restaurants generally open at 10:00 A.M. for lunch and remain open for dinner. Closing hours vary according to location. In some locations with proximity to late night entertainment, the outlets remain open for the "after hours" crowd. Our restaurants are not generally open for breakfast, as results from test-marketing that we conducted at various times during 1999 and 2000 have indicated that offering fast food breakfasts are not economically viable at the present time.

   Our prices are consistently positioned at the same levels as those for comparable products offered by our major competitors. We attempt to maintain the overall cost of our meals at levels competitive with lunch prices offered by popular street snack bars known as "lanchonetes".

   Originally, our restaurants were built as counter service facilities to accommodate our initial primary clientele of teenagers. In keeping with our current efforts to attract family oriented customers, all of our restaurants built since 1980 have included seating facilities. In addition, all of our 19 pre-1980 restaurants have now been renovated to update the decor, expand the seating facilities and provide air conditioning. Our restaurants have an identifiable style highlighted by their distinctive red and white color theme, which is used on all signage as well as upon our paper goods. This style is carried through in the uniforms worn by our personnel, which are occasionally modified to feature hats and shirts used in promotions.

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

   The following table presents information concerning openings and closings of both our owned and operated and our franchised restaurants for the years ended December 31, 2000, 1999 and 1998(a):

                                                           Year Ended
                                                          December 31,
                                                         --------------------
                                                         2000    1999    1998
                                                         ----    ----    ----
   Owned and operated restaurants:
     Opened during period...............................   7     --        1
     Closed during period............................... --        1       3
     Sold to franchisees................................   1       4      15
     Bought from franchisees............................   2     --      --
     Open at end of period..............................  63      55      60

   Franchised restaurants:
     Opened during period...............................  29(b)   29(c)   26(d)
     Closed during period...............................   2       1       2
     Sold to us by franchisees..........................   2     --      --
     Open at end of period.............................. 133     108      80

- --------
(a) Does not include trailers and kiosks used for temporary locations.
(b) Includes 1 of our owned and operated restaurants that was sold to a franchisee during the year ended December 31, 2000.
(c) Includes 4 of our owned and operate restaurants that were sold to franchisees during the year ended December 31, 1999.
(d) Includes 15 of our owned and operated restaurants sold to franchisees during the year ended December 31, 1998.

   The average guest check per customer for our owned restaurants for the years ended December 31, 2000, 1999 and 1998 were R$5.22, R$4.80 and R$4.65, respectively.

   We strive to maintain quality and uniformity throughout both our owned and operated and our franchised restaurants by publishing detailed specifications for food products, food preparation, and service, by continuous in-service training of employees, and by field visits from our supervisors. Quality control at each restaurant is undertaken by the store manager, who visually inspects the products as they are being prepared for cooking. The manager also keeps a record of the expiration date of the products in inventory. In the case of our franchisees, a marketing manager in each of our six primary geographic regions periodically reviews their operations and make recommendations to assist in compliance with our specifications.

   Our quality control inspectors are also sent to each restaurant, whether owned by us or by one of our franchisees, periodically to conduct a review of the food stock. These inspectors also take samples of the water used at each restaurant in the preparation of food and drinks as well as random samples of one food item which are taken to a contract laboratory for a microbiological analysis.

 Growth Strategy

   Brazil's population of 166 million is the sixth largest in the world. Sao Paulo, Brazil's largest city, has 10.4 million residents and a contiguous area population of 37.0 million persons. Rio de Janeiro, Brazil's second largest city, has 5.9 million residents and a contiguous area population of 14.4 million persons. Ten metropolitan areas, including those of Rio de Janeiro and Sao Paulo, have populations in excess of one million. According to Media Data "98, a non-affiliated consulting concern, the average annual income for the population of nine major markets in Brazil, including Sao Paulo and Rio de Janeiro, was as follows: R$70,728 for 1% of such population, R$44,916 for 4% of such population, R$29,328 for 7% of such population, R$19,368 for 12% of such population, R$10,128 for 31% of such population, R$5,220 for 33% of such population and R$2,748 for 12% of such population. The study, which took into account income and spending habits of the targeted population, concluded that the fast food market is one of Brazil's fastest growing business segments and that Brazil's fast food market could exceed 60,000,000 customers. Based upon the foregoing, we believe there is significant room for expansion in the Brazilian fast food market.

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

   In addition, we expect to continue to capitalize on our 49 year history in Brazil. As our operations are based wholly in Brazil, we believe we have the capacity to understand and respond to consumer taste preferences in developing additional local markets and test marketing new products and concepts.

   We also intend to utilize our customized trailers and moveable kiosks to maximize our ability to cater to special events and temporary markets, and also to test certain markets on a temporary basis.

   In 1999, we entered into substantially similar agreements with each of Petrobras and Ipiranga, the two largest Brazilian gasoline retailers with approximately 7,000 and 4,000 outlets, respectively, which provide that we and, respectively, Petrobras and Ipiranga will jointly select sites for development, each to include both a Bob's restaurant and a retail gas station. We contemplate that substantially all of these new sites will be built, owned and operated by present and future franchisees. We will share royalties received from each franchisee with these gasoline retailers. Our first such joint site, with Petrobras, was opened in 2000. We subsequently concluded similar agreements with Brazilian subsidiaries of each of Shell and Texaco, with approximately 3,700 and 3,000 retail gasoline outlets, respectively. By December 31, 2000, we had opened 10 joint restaurant/retail gasoline outlets.

   In 1999, we initiated a computer-based delivery system for telephonic food and beverage orders. As of December 31, 2000, our telephonic order delivery system had been installed in approximately 80% of our owned and operated restaurants.

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

   We receive 45 to 60 inquiries monthly from potential franchisees. A steering committee formed by our top management receives formal franchising proposals and reviews them to determine which should be accepted.

   In addition to the 81 franchisees who, collectively, operated 153 outlets, including 17 kiosks and 3 trailers, at December 31, 2000, we have signed final franchising contracts with 20 new franchisees to open and operate a like number of additional outlets, to be located in the States of Rio de Janeiro, Sao Paulo, Mato Grosso do Sul, Brasilia, Alagoas, Pernambuco, Santa Catarina, Maranhao and in the Federal District of Brasilia. The majority of these additional outlets are scheduled to begin operations prior to the end of the first half of 2001.

   In our first effort to expand our "Bob's" brand beyond Brazil, we entered into a master franchisee agreement for Portugal during 2000. This agreement requires the master franchisee to open 30 "Bob's" retail restaurants over a 10-year period, including no less than 5 to be operated by the master franchisee, provides that the master franchisee assume financial responsibility for marketing the "Bob's" brand in Portugal and calls for our sharing in all royalties payable by subfranchisees to the master franchisee.

   We have received numerous awards from the Brazilian Franchise Association, an independent trade organization, including

  . quality seal in 2000 and for each of four prior years, and

  . best Brazilian franchise operation in 1997 out of approximately 1,000 candidates.

   We generally retain a right of first refusal in connection with any proposed sale of a franchisee's interest.

 Advertising and Promotions

   We utilize television, radio, and a variety of promotional campaigns to advertise our products. Our primary promotional campaign in 2000 was to encourage purchases of our larger than standard portion "mega" sandwiches and combination meals.

   We introduced colorful cardboard boxes imprinted with the "Bob's" symbol for our premium sandwich offerings in 1997, replacing paper bags, thereby enhancing our quality image.

   We are constantly seeking to expand the breadth and quality of our product offerings:

  . In 1997, we launched a new line of chicken products in an effort to capitalize upon customers' requests for "health-oriented" food offerings; one of these products, a chicken steak sandwich, has become one of our best selling offerings.

  . In 1998, we launched the "Bob's Dog," an extra-large hot dog with two different sauces.

  . In 1999, we introduced a chocolate mousse pie dessert; bacon was also added as an option to all of our sandwich offerings.

  . In 2000, we introduced a cheese, ham and egg sandwich and a hot fudge topped ice cream sundae; we also introduced our "MEGA" sized sandwiches and combination meals.

   We and our advertising agency annually develop a multi-media marketing program to advertise our restaurant network in its primary markets. We periodically develop 15 and 30 second television commercials which, typically, are aired one to six times a day for a 15-day period. Temporary product discounts are offered in Rio de Janeiro and Sao Paulo through radio and television advertising several times a year. Other successful promotional programs have included offering products tied into popular movies with certain value meals, and selling specially produced hats at a discount with certain value meals. We also offer a "kids meal," which includes three food items and a small packaged toy. Certain of our outlets offer special services for children's birthday parties and also feature appearances by "Bobi", our mascot. All these programs are reinforced by visual tools, such as banners, posters and place mats.

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

   We are a participant in a joint retail marketing effort initiated in 1998 in Rio de Janeiro, together with Shell, Lojas Americanas (one of the biggest department store chains in Brazil) and Sendas (one of the biggest supermarket chains in Brazil), of memberships in "Smart Club," which offers special premiums to repeat customers. This program, which was expanded during 1999 to encompass other areas of Brazil, continued throughout 2000 and is ongoing.

   We intend to increase our marketing efforts in Sao Paulo in an effort to capitalize upon the current strength of the local economy.

 Sources of Supply

   We and our franchisees have not experienced any material shortages of food, equipment, fixtures, or other products which are necessary to restaurant operations. We anticipate no such shortages of products and, in any event, believe that alternate suppliers are available.

   We purchase food products and packaging from numerous independent suppliers. In selecting and periodically adjusting the mix of our suppliers, we assess and continuously monitor the efficiency of their regional and national distribution capabilities. To take advantage of volume discounts, we have entered into centralized purchasing agreements. Food products are ordered by, and delivered directly to each restaurant. Billing and payment for our owned restaurants are handled through the centralized office, while franchisees handle their own invoices directly. Packaging and durable goods are delivered to a centralized warehouse operated by a non-affiliated person, which delivers supplies to each of our own restaurants. This centralized purchasing helps assure availability of products and provides quantity discounts, quality control and efficient distribution.

   We participate in joint promotion and marketing programs with Coca-Cola for its soft drink products and with Novartis Nutricion for its Ovomaltine chocolate, as well as with Mate Leao for a popular Brazilian brand of iced tea.

 Trademarks

   We believe that our trademarks and service marks, all of which are owned by us, are important to our business.

   Our trademarks and service marks have been registered in the Brazilian trademark office. These trademarks and service marks expire at various times from 2001 to 2010. Renewals of these trademarks and service marks generally have been obtained prior to their expiration.

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

   Based on several articles which have appeared in independent Brazilian newspapers and periodicals, we believe that we and McDonald's are the market leaders in the hamburger fast food business in Rio de Janeiro and Sao Paulo. Statistical data drawn from these articles indicate that our share of the fast food hamburger chain market approximated 10.1%, 12.0% and 11.0% during the years ended December 31, 2000, 1999 and 1998, respectively. McDonald's, which ended 2000 with approximately 1,095 outlets including 551 kiosks, accounted for substantially all of the balance of this market. At the end of 1999, McDonald's Brazilian outlets and kiosks approximated 870. According to reports published in the Brazilian media, McDonald's estimates it will invest R$200.0 million into its Brazilian operations during 2001, including the establishment of an additional 80 points of sale.

   Pizza Hut ended 2000 with 62 fast food pizza outlets in Brazil, as contrasted with 70 at the end of 1999 and 133 at the end of 1998. Domino's Pizza opened their first 8 stores in 1999 and ended 2000 with approximately 13 outlets. Arby's closed all outlets during 1999. Habib's, a Middle Eastern fast food chain, ended 2000 with approximately 157 outlets, compared to 124 at the end of 1999, and according to reports published in the Brazilian media intends to open an additional 35 outlets in 2001.

   Our competitive position is enhanced by our use of fresh ground beef and special flavorings, made-to-order operations, comparatively diverse menu, use of promotional products, wide choice of condiments, atmosphere and decor of our restaurants and our relatively long history in Brazil. We believe that the use of moveable trailers and kiosks, which are not utilized by our competitors, affords us a competitive advantage over our competitors. We also believe that, as a Brazilian-based company, we have the advantage over our non-Brazilian competitors of being able to readily understand and respond to local consumer preferences.

 Personnel

   As of December 31, 2000, we, including our franchisees, employed 4,779 persons, of whom 2,026 were employed in our owned and operated restaurants. The total number of full-time employees at that date was 2,101, of which 716 were temporary personnel. Since 1999, we have reduced the number of hours in each worker's shift, from 8 hours to 6 hours, in order to increase productivity.

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

Risks Relating to Operations

 Operating Losses; Accumulated Deficit; Need for Additional Financing; Qualified Report of Independent Auditors

   For the year ended December 31, 2000, we incurred a net loss of R$3,351,000. Our accumulated deficit at December 31, 2000 was R$40,154,000 and our working capital deficit at such date was R$14,807,000. Our plans to expand our retail operations may be significantly curtailed unless we obtain additional financing. There can be no assurance as to the availability or, if available, the terms of any such additional financing.

 Independent Auditors' Report

   The independent auditors' report upon our consolidated financial statements comprising a portion of this annual report includes an explanatory paragraph stating that such financial statements have been prepared assuming our continuity as a going concern and also stating that we have suffered recurring losses from operations and have a net capital deficiency from operations, which raises substantial doubt about our ability to continue as a going concern.

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

  . announced the continuation of a privatization program, and

  . introduced a new currency, known as the real, in July 1994 to replace the cruzeiro real.

   The Real Plan has resulted in substantial reduction in Brazil's rate of inflation, which has declined from 2,489.11% per annum in 1993 to 9.95% per annum in 2000.

   Despite the success to date of the Real Plan in reducing inflation in Brazil, the fiscal adjustment program necessary to reduce government expenditures is not complete after the seventh year of the Real Plan. There can be no assurance that this economic program will be any more successful than previous programs in reducing inflation over the long term, especially in light of

  . the Brazilian congress' delay in approving certain reductions in government expenditures and reform of Brazil's social security and taxation systems, and

  . the negative effects of the Asian, Russian and Latin American crises on Brazil, which has caused a flight of foreign investment, the devaluation of the real and new inflationary pressures on the Brazilian economy.

   Accordingly, periods of substantial inflation may once again have significant adverse effects on the Brazilian economy, on the value of the real and on our financial condition, results of operations and prospects.

 Currency Fluctuations

   Fluctuations in the exchange rates between the Brazilian currency and the U.S. Dollar will affect our operations. Brazil has historically experienced generally unpredictable currency devaluation for many years. Although the exchange rate between the real and the U.S. dollar had been relatively stable from mid-July 1994 through late 1998, the spread of the Asian and Russian economic difficulties to South America culminated in the devaluation of the real in mid-January 1999. By the end of January 1999, the real dropped against the dollar by approximately 64% compared to the end of December 1998. As of December 31, 2000, the exchange rate was R$1.9554 to $1.00. Although some recent economic measures has been taken by the Brazilian Federal Government in an effort to stabilize the real, the potential for future devaluation or volatility continues to persist.

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

   We own the land and building for 9 restaurants, 5 of which are presently leased to franchisees. In addition, we have leases covering land and building for 4 restaurants, and we also have leases for 55 restaurants. Our land and building leases are generally written for terms of five years with one or more five-year renewal options. In certain instances, we have the option to purchase the underlying real estate. Certain leases require the payment of additional rent equal to the greater of a percentage (ranging from 1% to 10%) of monthly sales or specified amounts.

   Our corporate headquarters are located in premises at Avenida Brasil, 6431-Bonsucesso, CEP 21040-360, Rio de Janeiro, Brazil, which Venbo acquired in 1995.

ITEM 3. LEGAL PROCEEDINGS

   We refer you to Note 11 of our consolidated financial statements for information relating to certain litigation we have instituted against the Brazilian Federal and certain state governments as well as to a tax amnesty program that we applied to join during 2000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   There were no matters submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2000.

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

                               Common Stock   Class A Warrants  Class B Warrants
                              --------------- ----------------- ----------------
Three Months Ended             High     Low     High     Low      High     Low
- ------------------            ------- ------- -------- -------- -------- -------
March 31, 2000............... $2 9/16 $ 1 3/8 $   3/32 $   1/32 $   1/32 $  1/32
June 30, 2000................ $2 3/16 $ 1 5/8 $   1/32 $   1/32 $   1/32 $  1/32
September 30, 2000........... $3      $ 1 1/2 $   1/32 $   1/32 $   1/64 $  1/64
December 31, 2000............ $2 1/16 $ 1 5/8 $   1/64 $   1/64 $    N/Q $   N/Q

March 31, 1999............... $ 3 1/2 $ 2 1/4 $   1/32 $   1/32 $   1/16 $  1/32
June 30, 1999................ $ 4 3/4 $ 2 1/4 $   1/32 $   1/32 $    1/8 $  1/32
September 30, 1999........... $ 3 1/2 $ 1 7/8 $    1/8 $   1/32 $   3/16 $  1/32
December 31, 1999............ $ 2 3/8 $1 7/16 $    1/8 $   1/32 $  17/32 $  1/32

   The above quotations represent prices between dealers and do not include retail markup, markdown or commission. They do not necessarily represent actual transactions.

   (b) As of March 29, 2001, there were 72, 22 and 22 recordholders of our Common Stock, Class A Warrants and Class B Warrants, respectively.

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

Statement of Operations Data:
(in thousands)

                                                                                  BFFC           Venbo
                                              BFFC                           March 19, 1996 January 1, 1996
                                     Year Ended December 31,                       to             to
                         --------------------------------------------------   December 31,  March 18, 1996
                            2000         1999         1998         1997           1996       (Predecessor)
                         -----------  -----------  -----------  -----------  -------------- ---------------
NET OPERATING REVENUES:
Restaurant Sales         R$   63,775  R$   56,370  R$   63,666  R$   73,008   R$   56,381      R$15,001
Franchise Income........       3,134        2,343        1,427        1,475           651           161
Other Income............       4,884        3,667        2,699        1,705         1,253           113
                         -----------  -----------  -----------  -----------   -----------      --------
TOTAL NET OPERATING
 REVENUES...............      71,793       62,380       67,792       76,188        58,285        15,275
                         -----------  -----------  -----------  -----------   -----------      --------
COST AND EXPENSES:
  Cost of Restaurant
   Sales................      24,560       21,715       23,453       25,861        20,479         6,430
  Restaurant Payroll and
   other employees
   benefits.............      12,329       12,660       15,389       17,490        13,412         3,231
  Restaurant Occupancy
   and Other Expenses...       6,963        6,755        7,316        7,532         4,645         1,085
  Depreciation and
   Amortization.........       3,610        3,489        3,738        4,139         2,650           675
  Other Operating
   Expenses.............      11,951        8,534        9,978       10,751         8,632         3,111
  Selling Expenses......       5,759        5,127        3,700        4,719         3,599           880
  General and Admin.
   Expenses.............       6,131        6,518       10,161       10,745        10,128         3,609
  Impairment of
   Goodwill.............         --                      5,076          --            --            --
                         -----------  -----------  -----------  -----------   -----------      --------
    Total Cost and
     Expenses...........      71,303       64,798       78,811       81,237        63,545        19,021
                         -----------  -----------  -----------  -----------   -----------      --------
Income (Loss) From
 Operations.............         490       (2,418)     (11,019)      (5,049)       (5,260)       (3,746)
Interest Income.........           1           16          109           45           111         2,196
Interest Expenses.......      (3,418)      (5,046)      (3,151)      (1,488)         (139)         (989)
Foreign Exchange
 (loss)gain.............        (424)      (3,453)        (288)         (23)            4           273
                         -----------  -----------  -----------  -----------   -----------      --------
(Loss) before benefit
 from income taxes......      (3,351)     (10,901)     (14,349)      (6,515)       (5,284)       (2,266)
Benefit from income
 taxes..................         --           --           --           --             46           --
                         -----------  -----------  -----------  -----------   -----------      --------
Net (Loss)               R$   (3,351) R$  (10,901) R$  (14,349) R$   (6,515)  R$   (5,238)     R$(2,266)
                         -----------  -----------  -----------  -----------   -----------      --------
Basic Net (Loss) per
 common share            R$    (1.04) R$    (3.37) R$    (4.53) R$    (2.30)  R$    (2.72)
                         -----------  -----------  -----------  -----------   -----------      --------
Weighted Average Common
 Share Outstanding
 (basic)................   3,235,290    3,235,290    3,169,748    2,831,607     1,924,026
                         ===========  ===========  ===========  ===========   ===========      ========

                                                      At December 31,
                                               -------------------------------
                                                 2000       1999       1998
                                               ---------  ---------  ---------
Balance Sheet Data:
Working capital (deficit)..................... R$(14,807) R$(11,560) R$(10,189)
Total Assets.................................. R$ 41,694  R$ 39,410  R$ 41,632
Retained earnings (deficit)................... R$(40,154) R$(36,803) R$(25,902)
Total Shareholders' equity.................... R$  5,538  R$  8,963  R$ 19,997

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

  . Historically, the Brazilian economy has been extremely volatile, and the Government has implemented a succession of programs intended to stabilize the economy and provide a basis for sustainable, non-inflationary growth. We have been affected by such programs in a variety of ways, particularly when such programs have resulted in contractions in demand or very high real interest rates.

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

   Since the introduction of the Real Plan in July 1994, the rate of inflation has decreased considerably. The annual rate of inflation during 2000 was 9.95% as compared to 20.1% and 1.8% in 1999 and 1998, respectively. Inflation in 2001 is expected to be high with experts predicting an annual rate of inflation of between 5% and 7% due to the lingering effects of Brazil's 1998-1999 economic recession, the size of the public deficit and the difficulty to sustain external reserves and the international increase in the price of oil.

   The following table sets forth Brazilian inflation, as measured by the Indice Geral de Precos-Mercado, and the devaluation of the Brazilian currency against the U.S. dollar for the periods shown.

                                                        Year Ended December
                                                               31,(1)
                                                      ----------------------------
                                                      2000  1999  1998  1997  1996
                                                      ----  ----  ----  ----  ----
   Inflation......................................... 9.9%  20.1% 1.8%  7.7%  9.2%
   Devaluation....................................... 9.3%  48.0% 8.3%  6.7%  6.9%

- --------
(1) Annualized rates

Results of Operations

                            Twelve                  Twelve                  Twelve
                         Months Ended     %      Months Ended     %      Months Ended     %
                         December 31, Restaurant December 31, Restaurant December 31, Restaurant
                             2000       Sales        1999       Sales        1998       Sales
                         ------------ ---------- ------------ ---------- ------------ ----------
                                                     (in thousands)
Net Operating Revenue
  --Restaurant Sales....   R$63,775     100.0     R$ 56,370     100.0     R$ 63,666     100.0
  --Franchise Income....      3,134       4.9         2,343       4.2         1,427       2.2
  --Other Income........      4,884       7.7         3,667       6.5         2,699       4.2
                           --------   --------    ---------   --------    ---------   --------
    Total Net Operating
     Revenues...........     71,793     112.6        62,380     110.7        67,792     106.5
                           --------   --------    ---------   --------    ---------   --------
Costs and Expenses:
  --Cost of Restaurant
    Sales...............     24,560      38.5        21,715      38.5        23,453      36.8
  --Restaurant Payroll
    and Other Employees
    Benefits............     12,329      19.3        12,660      22.5        15,389      24.2
  --Restaurant Occupancy
    and Other Expenses..      6,963      10.9         6,755      12.0         7,316      11.5
  --Depreciation and
    Amortization........      3,610       5.7         3,489       6.2         3,738       5.9
  --Other Operating
    Expenses............     11,951      18.7         8,534      15.1         9,978      15.7
  --Selling Expenses....      5,759       9.0         5,127       9.1         3,700       5.8
  --General and
    Administrative
    Expenses............      6,131       9.6         6,518      11.6        10,161      16.0
  --Impairment of
    Goodwill............                  --            --        --          5,076       8.0
                           --------   --------    ---------   --------    ---------   --------
    Total Cost and
     Expenses...........     71,303     111.8        64,798     115.0        78,811     123.8
                           --------   --------    ---------   --------    ---------   --------
Income (Loss) From
 Operations.............        490       0.8        (2,418)     (4.3)      (11,019)    (17.3)
  --Interest Expense-Net     (3,417)     (5.4)       (5,030)     (8.9)       (3,042)     (4.8)
  --Foreign Exchange Loss      (424)     (0.6)       (3,453)     (6.1)         (288)     (0.4)
                           --------   --------    ---------   --------    ---------   --------
(Loss) Before Benefit
 from Income Taxes......     (3,351)     (5.3)      (10,901)    (19.3)      (14,349)    (22.5)
Benefit from Income
 Taxes..................        --                      --                      --
                           --------   --------    ---------   --------    ---------   --------
Net (Loss)..............   R$(3,351)     (5.3)    R$(10,901)    (19.3)    R$(14,349)    (22.5)
                           ========   ========    =========   ========    =========   ========

Restaurant Sales

   Net restaurant sales for our owned stores were R$63,775,000, R$56,370,000 and R$63,666,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Same store sales on an annualized basis for 2000 increased 9% when compared to 1999.

   In addition to the macroeconomic factors described elsewhere in this report, the approximately 13.1% increase in 2000 revenues is attributable to

  . our constant sales initiatives,

  . expansion of our product offerings,

  . a 10% increase in our sales prices,

  . our introduction of a telephonic order delivery program, and

  . the continued expansion of our owned and operated points of sale.

   The decrease in 1999 sales was attributable to the decrease in the number of owned and operated retail outlets from 68 at December 31, 1998 to 62 at December 31, 1999, reflecting implementation of our strategy to limit our direct operations to highly profitable outlets, and to focus our future growth on developing and expanding our franchise network. Such decrease was partially offset by an overall 7.9% increase in selling prices, introduction of new lines of bacon and chicken products, an improved incentive program for store personnel and the improvement, particularly in the fourth quarter of 1999, of the Brazilian economy.

Franchise Income

   Franchise income was R$3,134,000, R$2,343,000 and R$1,427,000 for the years ended December 31, 2000, 1999 and 1998, respectively. The increases of 33.8%, 64.2% and 31.5% in 2000, 1999 and 1998, respectively, are primarily due to the expansion of franchised locations. At December 31, 2000, 1999 and 1998, we had 153, 124 and 92 franchised points of sale, respectively. The increase in the number of franchisees resulted in increases in initial fees charged to new franchisees and royalty fees.

   Through the period from January 1, 1998 to December 31 2000, we sold 20 of our restaurants to franchisees (1 in 2000, 4 in 1999 and 15 in 1998). These stores had either low profitability or, in some cases, operating losses. Our historical experience has shown that franchisee administration can enhance the profitability of such stores, primarily as a result of

  . lower taxation (tax incentives from Federal and state governments to small companies),

  . better knowledge of specific markets and their local customs, and

  . lower operating expenses.

   In some situations, we have provided incentives in the form of reduced royalties to franchisees for a period of time.

Other Income

   Other income was R$4,884,000, R$3,667,000 and R$2,699,000 for the years ended December 31, 2000, 1999 and 1998, respectively, and is comprised of income derived from suppliers pursuant to license as well as exclusivity agreements, from marketing fees and initial fees paid by new franchisees. The increase throughout these years is primarily attributable to the increase in the number of franchised outlets, discussed above, which was partially offset by termination of a joint publicity agreement in April 1999.

Cost of Restaurant Sales

   Cost of restaurant sales expressed as a percentage of restaurant sales were 38.5%, 38.5% and 36.8% for the years ended December 31, 2000, 1999 and 1998, respectively. The impact on our gross margins of increases during 2000 of our cost of meat and chicken products was offset by sales price increases and reductions in the cost of some food and packaging products.

   The 1999 increase is primarily attributable to an approximately 58% increase in the cost of imported food products and paper goods following the January 1999 Brazilian currency devaluation and from a 1% sales tax increase.

Restaurant Payroll and Other Employee Benefits

   Restaurant payroll and other employee benefits expressed as a percentage of restaurant sales were 19.3%, 22.5% and 24.2% for the years ended December 31, 2000, 1999 and 1998, respectively.

   The decrease in 2000 in primarily attributable to changes in the status of our retail store personnel who, prior to the second quarter of 1999, were hired at employee rather than trainee rates. Since the second quarter of 1999, all new hires of store personnel have been at trainee rates, resulting in lower employment charges and fringe benefit costs, while also attracting younger and more motivated personnel.

   The decrease in 1999 is mainly due to implementation of lower night shift wages, changes in the scope of medical care and transportation benefits for new employees and reduced daily hours of employment for store personnel.

   Increases in salaries mandated by union-driven agreements (3% in each of 2000 and 1999 and 4% in 1998 for Rio de Janeiro employees and 3% in each of 2000, 1999 and 1998 for Sao Paulo employees) partially offset these percentage decreases.

Restaurant Occupancy Costs and Other Expenses

   Restaurant occupancy costs and other expenses expressed as a percentage of restaurant sales were approximately 10.9%, 12.0% and 11.5% for the years ended December 31, 2000, 1999 and 1998. The 2000 decrease is mainly due to our negotiation of temporary lease cost reductions, as well as our initiation of legal action with respect to a specific lease, which resulted in a significant and permanent reduction in its cost. The reduction was partially offset by increases in the portion of minimum rent which is linked to the Brazilian inflation rate (9.95%, 20.1% and 1.78% per annum in 2000, 1999 and 1998, respectively).

Depreciation and Amortization

   Depreciation and Amortization expense expressed as a percentage of restaurant sales was approximately 5.7%, 6.2% and 5.9% for the years ended December 31, 2000, 1999 and 1998, respectively. Depreciation and amortization has remained relatively constant from year to year.

Other Operating Expenses

   Other operating expenses expressed as a percentage of restaurant sales were approximately 18.7%, 15.1% and 15.7% for the years ended December 31, 2000, 1999 and 1998. The increase from 2000 to 1999 was mainly attributable to R$590,000 of professional fees incurred in connection with tax litigation and, to a much lesser extent, lease cost reduction efforts, R$491,000 in increased fees for electricity, R$1,199,000 in additional personnel costs attributable to our initiation of a partially outsourced telephonic order delivery system, R$944,000 in additional contractual costs attendant to our outsourcing of head office administrative personnel, and R$222,000 of upward inflationary adjustments to contracts governing our outsourced repair and maintenance services.

Selling Expenses

   Selling expenses expressed as a percentage of restaurant sales were 9.0%, 9.1% and 5.8% for the years ended December 31, 2000, 1999 and 1998, respectively. The 1999 increase is due to the growth in the number of franchised stores.

General and Administrative Expenses

   General and administrative expenses expressed as a percentage of restaurant sales were 9.6%, 11.6% and 16.0% for the years ended December 31, 2000, 1999 and 1998, respectively. The year to year decreases are mainly attributable to

  . headcount reductions

  . restructuring of middle management, including the outsourcing of some departments in order to reduce administrative charges and

  . the optimization of some functions and positions

Impairment of Goodwill

   In the fourth quarter of 1998, we determined, based upon our evaluation of the undiscounted cash flows that an impairment of our goodwill existed and took a charge of R$5,076,000.

Interest Income Expense and Foreign Exchange Loss

   Interest income and expense expressed as a percentage of restaurant sales was approximately (6.0%), (15.0%) and (5.2%) for the years ended December 31, 2000, 1999 and 1998, respectively. The 1999 increase is primarily due to the approximately 48% Brazilian currency devaluation and to an increase in our indebtedness level.

Liquidity And Capital Resources

   Since March 19, 1996, we have funded our operating losses of R$40,154,000 and made acquisitions of businesses and capital improvements (including store remodeling) by using cash remaining at the closing of our acquisition of Venbo, by borrowing funds from various sources and private placements of securities. As of December 31, 2000, we had cash on hand of R$1,857,000 and a working capital deficiency of R$14,807,000.

   Our capital requirements are primarily for expansion of our retail operations. Currently, 4 of our stores are in owned facilities and all the others are in leased facilities. For the year ended December 31, 2000, our earnings before interest, taxes, depreciation and amortization (EBITDA) was R$4,100,000. During the same period, our average cost to open a store approximated R$300,000 to R$500,000, including leasehold improvements, equipment and beginning inventory, as well as expenses for store design, site selection, lease negotiation, construction supervision and obtaining permits. We currently estimate that our capital expenditures for fiscal 2000, which will be used to maintain our restaurant network, will approximate R$1,500,000. We anticipate that our primary use of our cash resources during 2001 will be to service our debt obligations. During 2001, we intend to focus our efforts on expanding both the number of our franchisees and our franchised outlets, neither of which are expected to involve significant capital expenditures by us.

   In the year ended December 31, 2000, we had net cash provided by operating activities of R$4,495,000 and had net cash used in investing activities of R$4,062,000. The primary use of cash for investing activities was for capital expenditures related to our retail store expansion.

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

Quantitative and Qualitative Information about Market Risk

   We do not engage in trading market risk sensitive instruments and do not purchase hedging instruments or "other than trading" instruments that are likely to expose us to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. We have issued no debt instruments, entered into no forward or future contracts, purchased no options and entered into no swaps. Our primary market risk exposures are those of interest rate fluctuations and possible devaluations of the Brazilian currency. A change in Brazilian interest rates would affect the rate at which we could borrow funds under our several credit facilities with Brazilian banks and financial institutions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   Reference is made to pp. F-1 through F-19 comprising a portion of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Item 10 is hereby incorporated by reference from our definitive Proxy Statement to be filed within 120 days of December 31, 2000.

ITEM 11. EXECUTIVE COMPENSATION

   Item 11 is hereby incorporated by reference from our definitive Proxy Statement to be filed within 120 days of December 31, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Item 12 is hereby incorporated by reference from our definitive Proxy Statement to be filed within 120 days of December 31, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Item 13 is hereby incorporated by reference from our definitive Proxy Statement to be filed within 120 days of December 31, 2000.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a) Financial Statements and Financial Statement Schedules:

     (i) Financial Statements

       Reports of Independent Public Accountants

       Consolidated Balance Sheets--December 31, 2000 and December 31, 1999

       Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998.

       Consolidated Statements of Comprehensive Loss for the years ended December 31, 2000, 1999 and 1998.

       Consolidated Statement of Changes in Shareholders' Equity for the years ended December 31, 2000, 1999 and 1998.

       Consolidated Statements of Cash Flows for the year ended December 31, 2000, 1999 and 1998.

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

   (c) Exhibits

     3.1 Certificate of Incorporation of the Registrant, as amended(1)

     3.2 By-laws of the Registrant(2)

   *10.1 Amended and Restated 1992 Stock Option Plan(2)

    21.1 Subsidiaries of Registrant(3)

- --------
*  Denotes a compensatory plan.
(1) Denotes document filed as an exhibit to Registrant's Registration Statement on Form S-1 (File No. 333-3754) and incorporated herein by reference.
(2) Denotes document filed as an exhibit to Registrant's Registration Statement on Form S-1 (File No. 33-71368) and incorporated herein by reference.
(3) Denotes document filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Rio de Janeiro, Country of Brazil, on the 29th day of March, 2001.

                                          Brazil Fast Food Corp.

                                               /s/ Peter van Voorst Vader
                                          By: _________________________________
                                                   Peter van Voorst Vader
                                               President and Chief Executive
                                                          Officer

                               POWER OF ATTORNEY

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated:

              Signature                          Title                   Date
              ---------                          -----                   ----

    /s/ Peter van Voorst Vader         President and Chief          March 29, 2001
______________________________________  Executive Officer
        Peter van Voorst Vader          (Principal Executive
                                        Officer

     /s/ Carlos Henrique Rego          Vice President--Finance      March 29, 2001
______________________________________  (Principal Financial
         Carlos Henrique Rego           Officer and Accounting
                                        Officer)

    /s/ Omar Carneiro da Cunha         Chairman of the Board        March 29, 2001
______________________________________
        Omar Carneiro da Cunha

      /s/ Lawrence Burstein            Director                     March 29, 2001
______________________________________
          Lawrence Burstein

 /s/ Jose Ricardo Bosquet Bomeny       Director                     March 29, 2001
______________________________________
     Jose Ricardo Bosquet Bomeny

                     BRAZIL FAST FOOD CORP. AND SUBSIDIARY

                         INDEX TO FINANCIAL STATEMENTS

                                                                       Page
                                                                   -------------
Report of Independent Public Accountants..........................      F-2

Financial Statements:
  Consolidated Balance Sheets.....................................      F-3

  Consolidated Statements of Operations...........................      F-4

  Consolidated Statements of Comprehensive Loss...................      F-5

  Consolidated Statements of Changes in Shareholders' Equity......      F-6

  Consolidated Statements of Cash Flows...........................      F-7

  Notes to Consolidated Financial Statements...................... F-8 thru F-19

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of
Brazil Fast Food Corp. and Subsidiary:

   We have audited the accompanying consolidated balance sheets of Brazil Fast Food Corp. and subsidiary (a Delaware corporation) as of December 31, 2000 and 1999, and the related consolidated statements of operations, comprehensive loss, changes in shareholders' equity and cash flows for the years ended December 31, 2000, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brazil Fast Food Corp. and subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years ended December 31, 2000, 1999 and 1998, in conformity with accounting principles generally accepted in the United States.

   The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, to the financial statements, the Company has suffered recurring losses from operations and has a negative working capital that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Arthur Andersen S/C

Rio de Janeiro, Brazil
March 15, 2001

                     BRAZIL FAST FOOD CORP. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
            (in thousands of Brazilian Reais, except share amounts)

                                   December 31,
                                 ------------------
                                   2000      1999
                                 --------  --------
           ASSETS

CURRENT ASSETS:
  Cash and cash equivalents..    R$ 1,857  R$ 1,154
  Accounts receivable, net
   allowance for doubtful
   accounts of R$988
   and R$873, respectively...       3,785     2,515
  Inventories................       1,340       728
  Prepaid expenses and other
   current assets............         816       639
                                 --------  --------
    TOTAL CURRENT ASSETS.....       7,798     5,036
                                 --------  --------
PROPERTY AND EQUIPMENT, NET..      21,722    20,879
DEFERRED CHARGES, NET........      10,301    11,083
OTHER RECEIVABLES AND OTHER
 ASSETS......................       1,873     2,412
                                 --------  --------
    TOTAL ASSETS.............    R$41,694  R$39,410
                                 ========  ========

LIABILITIES AND SHAREHOLDERS'
            EQUITY

CURRENT LIABILITIES:
  Notes payable..............    R$ 9,090  R$ 7,376
  Accounts payable...........       3,406     2,298
  Accrued expenses...........       2,472     1,836
  Payroll and related
   accruals .................       2,473     1,760
  Taxes, other than income
   taxes.....................       4,224     1,829
  Deferred income............         370       821
  Other current liabilities..         570       676
                                 --------  --------
    TOTAL CURRENT
     LIABILITIES.............      22,605    16,596
NOTES PAYABLE, less current
 portion.....................       1,376     2,746
DEFERRED INCOME, less current
 portion.....................       2,468     1,721
TAXES IN LITIGATION..........       9,306     9,169
OTHER LIABILITIES............         401       215
                                 --------  --------
    TOTAL LIABILITIES........      36,156    30,447
                                 --------  --------
SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par
   value, 5,000 shares
   authorized; no shares
   issued....................         --        --
  Common stock, $.0001 par
   value, 40,000,000 shares
   authorized; 3,235,290
   shares issued and
   outstanding...............           1         1
  Additional paid-in
   capital...................      46,226    46,226
  Deficit....................     (40,154)  (36,803)
  Accumulated comprehensive
   loss......................        (535)     (461)
                                 --------  --------
    TOTAL SHAREHOLDERS'
     EQUITY..................       5,538     8,963
                                 --------  --------
    TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY....    R$41,694  R$39,410
                                 ========  ========

     The accompanying notes are integral part of the consolidated financial statements.

                     BRAZIL FAST FOOD CORP. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
            (in thousands of Brazilian Reais, except share amounts)

                                             Year Ended December 31,
                                      ----------------------------------------
                                          2000          1999          1998
                                      ------------  ------------  ------------
NET OPERATING REVENUES:
  Restaurant sales................... R$    63,775  R$    56,370  R$    63,666
  Franchise income...................        3,134         2,343         1,427
  Other income.......................        4,884         3,667         2,699
                                      ------------  ------------  ------------
    TOTAL NET OPERATING REVENUES.....       71,793        62,380        67,792
                                      ------------  ------------  ------------
COSTS AND EXPENSES:
  Cost of restaurant sales...........       24,560        21,715        23,453
  Restaurant payroll and other
   employee benefits.................       12,329        12,660        15,389
  Restaurant occupancy and other
   expenses..........................        6,963         6,755         7,316
  Depreciation and amortization......        3,610         3,489         3,738
  Other operating expenses...........       11,951         8,534         9,978
  Selling expenses...................        5,759         5,127         3,700
  General and administrative
   expenses..........................        6,131         6,518        10,161
  Impairment of goodwill.............          --            --          5,076
                                      ------------  ------------  ------------
    TOTAL COSTS AND EXPENSES.........       71,303        64,798        78,811
                                      ------------  ------------  ------------
INCOME (LOSS) FROM OPERATIONS........          490        (2,418)      (11,019)
INTEREST INCOME......................            1            16           109
INTEREST (EXPENSE)...................       (3,418)       (5,046)       (3,151)
FOREIGN EXCHANGE (LOSS)..............         (424)       (3,453)         (288)
                                      ------------  ------------  ------------
NET (LOSS)........................... R$    (3,351) R$   (10,901) R$   (14,349)
                                      ============  ============  ============
NET (LOSS) PER COMMON SHARE
  BASIC AND DILUTED.................. R$     (1.04) R$     (3.37) R$     (4.53)
                                      ============  ============  ============
WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING:
  BASIC AND DILUTED..................    3,235,290     3,235,290     3,169,748
                                      ============  ============  ============

     The accompanying notes are integral part of the consolidated financial statements.

                     BRAZIL FAST FOOD CORP. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                       (in thousands of Brazilian Reais)

                                                   Year Ended December 31,
                                               ---------------------------------
                                                 2000        1999        1998
                                               ---------  ----------  ----------
Net Loss...................................... R$ (3,351) R$ (10,901) R$ (14,349)
Other comprehensive (loss):...................
  Foreign currency translation adjustment.....       (74)       (133)        (83)
                                               ---------  ----------  ----------
Comprehensive Loss............................ R$ (3,425) R$ (11,034) R$ (14,432)
                                               =========  ==========  ==========



   The accompanying notes are an integral part of the consollidated financial statements.

                     BRAZIL FAST FOOD CORP. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                       (in thousands of Brazilian Reais)

                            Common Stock     Additional              Accumulated
                         -------------------  Paid-In               Comprehensive
                          Shares   Par Value  Capital   (Deficit)       Loss        Total
                         --------- --------- ---------- ----------  ------------- ---------
Balance, January 1,
 1998................... 3,076,121   R$ 1    R$ 44,699  R$ (11,553)    R$ (245)   R$ 32,902
Issuance of shares for
 private placement......   157,631    --         1,506         --          --         1,506
Exercise of options.....     1,538    --            21         --          --            21
Net loss................       --     --           --      (14,349)        --       (14,349)
Cumulative translation
 adjustment.............       --     --           --          --          (83)         (83)
                         ---------   ----    ---------  ----------     -------    ---------
Balance, December 31,
 1998................... 3,235,290      1       46,226     (25,902)       (328)      19,997
Net loss................       --     --           --      (10,901)        --       (10,901)
Cumulative translation
 adjustment.............       --     --           --          --         (133)        (133)
                         ---------   ----    ---------  ----------     -------    ---------
Balance, December 31,
 1999................... 3,235,290      1       46,226     (36,803)       (461)       8,963
Net loss................       --     --           --       (3,351)        --        (3,351)
Cumulative translation
 adjustment.............       --     --           --          --          (74)         (74)
                         ---------   ----    ---------  ----------     -------    ---------
Balance, December 31,
 2000................... 3,235,290   R$ 1    R$ 46,226  R$ (40,154)    R$ (535)   R$  5,538
                         =========   ====    =========  ==========     =======    =========


     The accompanying notes are integral part of the consolidated financial statements.

                     BRAZIL FAST FOOD CORP. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (in thousands of Brazilian Reais)

                                                 Year Ended December 31,
                                             ---------------------------------
                                               2000        1999        1998
                                             ---------  ----------  ----------
CASH FLOW FROM OPERATING ACTIVITIES:
Net (loss).................................  R$ (3,351) R$ (10,901) R$ (14,349)
Adjustments to reconcile net (loss) to cash
 provided by (used in) operating
 activities:...............................
  Loss from impairment of goodwill.........        --          --        5,076
  Depreciation and amortization............      3,610       3,489       3,738
  Loss on disposals........................        391         805         653
  Increase (decrease) in other
   liabilities.............................       (106)        946         --
Changes in assets and liabilities:
 (Increase) decrease in:...................
  Accounts receivable......................     (1,270)       (369)      1,051
  Inventories..............................       (612)        (68)        115
  Prepaid expenses and other
   assets..................................        362         (94)        243
  Other receivables........................        --          303      (2,715)
 (Decrease) increase in:
  Accounts payable and accrued expenses....      1,744         339        (634)
  Payroll and related accruals.............        713        (637)        529
  Taxes other than income taxes............      2,395        (526)      1,363
  Other liabilities........................        186         654         --
  Deferred income..........................        296        (408)       (846)
  Tax litigations..........................        137       8,081         --
                                             ---------  ----------  ----------
    CASH FLOWS PROVIDED BY (USED IN)
     OPERATING ACTIVITIES..................      4,495       1,614      (5,776)
                                             ---------  ----------  ----------
CASH FLOW FROM INVESTING ACTIVITIES:
Additions to property and equipment........     (4,062)     (1,540)     (3,905)
Additions to deferred charges..............        --          --         (161)
Proceeds from sale of property and
 equipment.................................        --           33         790
Proceeds from sale of other assets.........        --          --        2,131
                                             ---------  ----------  ----------
    CASH FLOWS (USED IN) INVESTING
     ACTIVITIES............................     (4,062)     (1,507)     (1,145)
                                             ---------  ----------  ----------
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares of common
 stock.....................................        --          --        1,528
Proceeds from issuance of notes payable....        344         --        9,694
Net (repayments) advance of notes payable..        --          363      (4,923)
                                             ---------  ----------  ----------
    CASH FLOWS PROVIDED BY FINANCING
     ACTIVITIES............................        344         363       6,299
                                             ---------  ----------  ----------
EFFECT OF FOREIGN EXCHANGE RATE............        (74)       (133)        (83)
                                             ---------  ----------  ----------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS...............................        703         337        (705)
CASH AND CASH EQUIVALENTS AT BEGINNING OF
 YEAR......................................      1,154         817       1,522
                                             ---------  ----------  ----------
CASH AND CASH EQUIVALENTS AT END OF YEAR...  R$  1,857  R$   1,154  R$     817
                                             =========  ==========  ==========

     The accompanying notes are integral part of the consolidated financial statements.

                     BRAZIL FAST FOOD CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except share amounts)

1. BUSINESS AND OPERATIONS

   Brazil Fast Food Corp. (the "Company") was incorporated in the State of Delaware on September 16, 1992, to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other similar business combination with an operating business.

   On March 19, 1996 (the "Closing"), the Company acquired all of the outstanding quotas (shares of capital stock) of Venbo from Bob's Industria e Comercio Ltda. ("BIEC") and Arnaldo Bisoni ("Bisoni" and with BIEC, collectively, the "Sellers") for $19,200 (the "Purchase Price") plus related acquisition costs, of which $16,700 was paid in cash at the Closing, with the balance of $2,500 payable with interest at the rate of 1% per annum over LIBOR due 720 days from the Closing. In addition, the Company acquired all of the trademarks relating to Venbo's business from Vendex International N.V., an affiliate of the Sellers, for $1,800 payable to BIEC with interest at the rate of 6 7/8% per annum in monthly installments equal to 4% of Venbo's net sales for each immediately preceding month. The Company's acquisition of the quotas and trademarks is hereinafter referred to as the "Acquisition".

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

   Funding of the cash portion of the Purchase Price was derived from the following sources; (i) approximately $9,900 from the Company's own funds; (ii) $4,000 from a Brazilian subsidiary of Coca-Cola, which was paid to the Company concurrently with the consummation of the Acquisition, in consideration for Coca-Cola products being designated the exclusive soft drink products for all of the Company's restaurants for a ten-year term and for the Company's agreement to participate at its own expense in joint promotions and marketing programs with Coca-Cola during such term; and (iii) the balance of $2,800 from the proceeds of a Private placement.

   At the Closing, the Company issued 1,046,422 shares of its common stock to Shampi Investments A.E.C. ("Shampi") in exchange for the assignment by Shampi to the Company of Shampi's right to acquire the outstanding quotas of Venbo.

   As a result of the Acquisition and the Private Placement: (i) Venbo became a wholly-owned subsidiary of the Company, (ii) Shampi and the investors in the Private Placement, collectively, acquired approximately 58.4% of the outstanding common stock of the Company, (iii) designees of Shampi, being respectively, Peter VanVoorst Vader, Omar Carneiro da Cunha and Arnaldo Bisoni, became three members of the Company's Board of Directors, and (iv) the Company's name was changed to "Brazil Fast Food Corp".

2. MANAGEMENT PLANS REGARDING GOING CONCERN

   Since the acquisition of Venbo by the Company in 1996, the Company has sustained net losses totaling approximately R$40,154. To date, the Company has been dependent upon its initial capital, additional equity and debt financing to fund its operating losses and capital needed for expansion.

                  BRAZIL FAST FOOD CORPORATION AND SUBSIDIARY

   Currently, the Company has no significant unused credit line.

   In 1999, the Company commenced court actions to defer payments of its past due taxes against different branches of Brazilian Government. These actions are intended to extend payments on past due taxes and reduce financing interest charges. During the second quarter of 2000, the Company obtained a favorable outcome in the state lawsuits. In the same period, the Company withdrew its lawsuit regarding federal taxes and applied to join a tax amnesty program offered by the Brazilian Federal government (see Note 11).

   During 2000, the agreement with the Brazilian subsidiary of Coca-Cola referred to in Note 1 was amended in order to enhance and extend the original exclusivity for an additional two years. As part of such agreement, the Coca Cola Brazilian subsidiary agreed to pay the Company an additional R$1,000 in connection with the extension of exclusivity.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Generally Accepted Accounting Principles ("GAAP")

   The financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). Such accounting principles may differ in certain respects from accounting principles generally accepted in Brazil ("Brazilian GAAP"), which is applied by the Company for its annual financial statement preparation. Unless otherwise specified, all references in this financial statement to (i) "reais," the "real" or "R$" are to the Brazilian real (singular), or to the Brazilian reais (plural), the legal currency of Brazil, and (ii) "U.S. dollars" or "$" are to United States dollars.

 Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and

                  BRAZIL FAST FOOD CORPORATION AND SUBSIDIARY liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Geographic Area of Operations

   The Company primarily operates in Rio de Janeiro and Sao Paulo, Brazil, making it susceptible to changes in the economic, political, and social conditions in Brazil. Brazil has experienced political, economic and social uncertainty in recent years, including an economic crisis characterized by exchange rate instability and real devaluation, increased inflation, high domestic interest rates, negative economic growth, reduced consumer purchasing power and high unemployment. Under its current leadership, the Brazilian government has been pursuing economic stabilization policies, including the encouragement of foreign trade and investment and an exchange rate policy of free market flotation. Despite the current improvement of Brazilian economic environment, no assurance can be given that the Brazilian government will continue to pursue these policies, that these policies will be successful if pursued or that these policies will not be significantly altered. A decline in the Brazilian economy, political or social problems or a reversal of Brazil's foreign investment policy is likely to have an adverse effect on the Company's results of operations and financial condition. Additionally, inflation in Brazil may lead to higher wages and salaries for employees and increase the cost of raw materials, which would adversely affect the Company's profitability.

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

 Constant Currency Restatement

   Through June 30, 1997 the Brazilian economy was hyperinflationary as defined in Statement of Financial Accounting Standards ("SFAS") No. 52. The financial statements prior to that time were comprehensively restated for the effects of inflation. After that date, inflation restatement was not applied; however, the non-monetary assets reflect the effects of inflation through that date.

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

                  BRAZIL FAST FOOD CORPORATION AND SUBSIDIARY

 Accounts receivable

   Long term receivables denominated in Brazilian Reais not indexed higher than the general price level inflation indicator are discounted to their present value.

 Inventories

   Inventories, primarily consisting of food, beverages and supplies, are stated at the lower of cost or replacement value. Cost of inventories is determined principally on the average cost method.

 Property and Equipment

   Property and equipment are stated at price-level adjusted cost, less price-level adjusted accumulated depreciation through June 30, 1997. Depreciation on property and equipment is provided using the straight-line method over the following estimated useful lives of the related assets:

                                                    Years
                                                   -------
            Buildings and building improvements..       50
            Leasehold improvements...............    4 - 5
            Machinery and equipment..............  10 - 15
            Furniture and fixtures...............  10 - 15
            Vehicles.............................   5 - 13

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

   Amounts received and to be received from the Coca-Cola exclusivity agreements (see notes 1 and 2) as well as amounts received from other suppliers linked to exclusivity agreements are recorded as deferred income and are being recognized on a straight line basis over the term of such agreements or the related supply agreement. The Company accounts for other supplier exclusivity fees on a straight-line basis over the related supply agreement.

                  BRAZIL FAST FOOD CORPORATION AND SUBSIDIARY

 Advertising Expense

   The Company expenses advertising costs as incurred. Advertising expense was R$4,126, R$3,055 and R$2,923 for the years ended December 31, 2000, 1999 and 1998, respectively.

 Income Taxes

   The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect of a change in tax rates or deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

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

 Net (Loss) Per Common Share

   In 1997, the FASB issued SFAS No. 128, "Earnings Per Share" effective for financial statements issued for periods ending after December 15, 1997. This statement establishes standards for computing and presenting earnings per share ("EPS"), replacing the presentation of required primary EPS with a presentation of Basic EPS and Diluted EPS on the face of the statement of operations. Under this standard, Basic EPS is computed based on weighted average shares outstanding and excludes any potential dilution; Diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock. There were no common share equivalents outstanding as of December 31, 2000, 1999 and 1998 that would have had a dilutive effect on earnings for those respective years.

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

 Reclassifications

   The Financial Statements for the years ended December 31, 1999 and 1998 have been restated to conform with the current year presentation.

                  BRAZIL FAST FOOD CORPORATION AND SUBSIDIARY

4. IMPAIRMENT OF ASSETS

   In connection with the acquisition of Venbo described in Note 1, and other subsequent acquisitions, the Company recorded approximately R$5,900 of goodwill.

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

5. PROPERTY AND EQUIPMENT

   Property and equipment consists of the following:

                                                               December 31,
                                                             ------------------
                                                               2000      1999
                                                             --------  --------
   Land..................................................... R$ 2,828  R$ 2,828
   Buildings and building improvements......................    4,543     4,504
   Leasehold improvements...................................    6,624     6,024
   Machinery and equipment..................................   11,311     9,410
   Furniture and fixtures...................................    2,818     2,986
   Assets under capitalized leases..........................    4,131     3,795
   Vehicles.................................................      199       100
   Other....................................................      680       --
                                                             --------  --------
                                                               33,134    29,647
   Less: Accumulated depreciation and amortization            (11,412)   (8,768)
                                                             --------  --------
                                                             R$21,722  R$20,879
                                                             ========  ========

6. DEFERRED CHARGES

   Deferred charges consists of the following:

                                                               December 31,
                                                             ------------------
                                                               2000      1999
                                                             --------  --------
   Leasehold premiums....................................... R$13,541  R$13,541
   Less: Accumulated amortization...........................   (3,240)   (2,458)
                                                             --------  --------
                                                             R$10,301  R$11,083
                                                             ========  ========

                  BRAZIL FAST FOOD CORPORATION AND SUBSIDIARY

7. NOTES PAYABLE

   Notes payable consists of the following:

                                                               December 31,
                                                             ------------------
                                                               2000      1999
                                                             --------  --------
   Revolving lines of credit(a)............................. R$ 2,514  R$   644
   Mortgages payable(b).....................................    4,445     4,868
   Equipment leasing facility(c)............................    3,507     4,566
   Other....................................................      --         44
                                                             --------  --------
                                                               10,466    10,122
   Less: current portion....................................   (9,090)   (7,376)
                                                             --------  --------
                                                             R$ 1,376  R$ 2,746
                                                             ========  ========

   At December 31, 2000, future maturities of notes payable are as follows:

            December 31,
            ------------
             2001............................... R$ 9,090
             2002............................... R$ 1,345
             2003............................... R$    31
                                                 --------
                                                 R$10,466
                                                 ========

- --------
(a) Provides for maximum borrowings of R$2,800; due on demand from various financial institutions; interest rates ranging from 21.6% to 42.6% per annum; collaterized by accounts receivables and guaranteed by certain officers.
(b) Due in full June 2001; interest payments due semi-annually; interest charged at 15% per annum; secured by certain property with a carrying value of R$ 6,153 at December 31, 2000; principal and interest indexed to the U.S. dollar, thus susceptible to exchange rate variations due to the devaluation of the Real.
(c) Provides for maximum borrowings of R$ 734 for the funding of information technology funding, R$ 1,980 for funding of restaurant equipment and R$ 793 for refinancing of past due Notes Payable on both information technology and restaurant equipment ; payable in monthly installments together with interest with a final payment due November 2002; interest charged at rates ranging between 15% and 18% per annum; secured by equipment under lease; principal and interest indexed to the U.S. dollar, thus susceptible to exchange rates variations due to the devaluation of the Real.

   The carrying amount of notes payable approximates fair value at December 31, 2000 and 1999 because they are indexed to the U.S. dollar or are at market interest rates.

                  BRAZIL FAST FOOD CORPORATION AND SUBSIDIARY

8. ACCRUED EXPENSES

   Accrued expenses consists of the following:

                                                                 December 31,
                                                                ---------------
                                                                 2000    1999
                                                                ------- -------
   Rent payable................................................ R$  875 R$  608
   Accrued utilities...........................................     202     457
   Accrued freight.............................................      65      37
   Accrued maintenance.........................................     116      30
   Accrued advertising.........................................     296      77
   Contingencies...............................................     139     245
   Outsourcing fees............................................     419     231
   Audit services..............................................     145     151
   Other accrued liabilities...................................     215     --
                                                                ------- -------
                                                                R$2,472 R$1,836
                                                                ======= =======

9. CASH FLOW INFORMATION

   Supplemental Disclosure of Cash Flow Information:

                                                         Year ended December 31,
                                                         -----------------------
                                                          2000    1999    1998
                                                         ------- ------- -------
   Interest paid........................................ R$1,533 R$2,150 R$1,877
   Income taxes paid.................................... R$  --  R$  --  R$  --

10. TAXATION

   Tax losses through December 31, 2000 relating to income tax was R$39,641 and to social contribution tax was R$42,080. Social contribution tax is a Brazilian tax levied on taxable income and is by its nature comparable to corporate income tax. At the date of Acquisition, Venbo had R$5,512 of tax loss carryforwards. The utilization of these pre-acquisition losses recognized subsequent to the Acquisition, first reduces to zero any goodwill related to the Acquisition, second reduces other non-current intangible assets to zero, and third reduces income tax expense. There is no goodwill reflected as of December 31, 1998.

   The accumulated tax loss position can be offset against future taxable income. Brazilian tax legislation restricts the offset of accumulated tax losses to 30% of taxable profits on an annual basis. These losses can be used indefinitely and are not impacted by a change in ownership of the Company.

   The following is a reconciliation of the amount of reported income tax benefit and the amount computed by applying the combined statutory tax rate of 34% (33% in 1998) to the loss before income taxes:

                                                         December 31,
                                                  ----------------------------
                                                    2000      1999      1998
                                                  --------  --------  --------
   Tax benefit at the combined statutory rate...  R$(1,139) R$(3,706) R$(4,735)
   Combined statutory rate applied to
    differences between.........................
   taxable results Brazil and reported results..       255     1,571     1,885
                                                  --------  --------  --------
   Tax benefit for the year.....................      (884)   (2,135)   (2,850)
   Valuation allowances recorded against net
    deferred tax assets.........................       884     2,135     2,850
                                                  --------  --------  --------
   Income tax benefit as reported in the
    accompanying consolidated statement of
    operations..................................  R$   --   R$   --   R$   --
                                                  ========  ========  ========

                  BRAZIL FAST FOOD CORPORATION AND SUBSIDIARY

   Differences between taxable results in Brazil and reported results are comprised, mainly, by the differences between Brazilian GAAP and U.S. GAAP.

   The following summarizes the composition of deferred tax assets and liabilities and the related valuation allowance at December 31, 2000 and 1999, based on temporary differences and tax loss carryforwards determined by applying rates of 9% for social contribution tax and 25% for income tax.

                                                               December 31,
                                                             ------------------
                                                               2000      1999
                                                             --------  --------
   Deferred tax assets:
     Tax loss carry forward................................. R$13,696  R$12,813
     Provision for contingencies............................      417       274
     Legal deposits.........................................      --        129
     Deferred income........................................      --         70
     Present value adjustment...............................      190       316
                                                             --------  --------
       Total deferred tax assets............................   14,303    13,602
                                                             --------  --------
   Deferred tax liabilities:
     Deferred income........................................        3       --
     Property and equipment.................................    1,105     1,497
     Deferred charges.......................................    2,972     3,066
                                                             --------  --------
       Total deferred tax liabilities.......................    4,080     4,563
                                                             --------  --------
   Net deferred tax asset...................................   10,223     9,039
   Valuation allowance......................................  (10,223)   (9,039)
                                                             --------  --------
                                                             R$   --   R$   --
                                                             ========  ========

   The valuation allowance reflects the Company's assessment of the likelihood of realizing the net deferred tax assets in view of current operations and the Company's recurring losses.

11. COMMITMENTS AND LITIGATION

 Operating Leases

   The future minimum lease payments under operating leases with an initial or remaining non cancelable lease term in excess of one year at December 31, 2000 are as follows:

            December 31,
            ------------
             2001................................ R$4,452
             2002................................ R$3,477
             2003................................ R$2,867
             2004................................ R$2,090
             2005................................ R$1,594
             Thereafter.......................... R$3,157

   Rent expense was R$4,772, R$4,493, and R$4,925 for the years ended December 31, 2000, 1999, and 1998, respectively.

 Other Commitments

   The Company has long term contracts (5 to 10 years) with all of its franchisees. Under these contracts the franchisee has the right to use the Bob's name and formulas in a specific location or area. The Company has no specific financial obligations in respect of these contracts.

                  BRAZIL FAST FOOD CORPORATION AND SUBSIDIARY

 Litigation and Tax Amnesty Program

   During 1999, certain Brazilian taxes levied on the Company were not paid. Using current proceedings from enacted Brazilian laws, the Company's legal advisors filed lawsuits asking that those taxes be paid in several installments (60--240 months) based on the usual terms for rescheduling of taxes in arrears. The Company is also claiming that neither fines nor interest higher than 12% per annum should be included in the above mentioned installments. However, the interest rates required by Brazilian Laws, which are higher than those claimed by the Company, have been recorded in the financial statements in that as of December 31, 1999.

   During the second quarter 2000, the Company obtained a favorable outcome in the state lawsuits. In the same period, the Company withdrew its lawsuit regarding federal taxes and applied to join a tax amnesty program offered by the Brazilian Federal government (REFIS). Through this program, all past due federal taxes will be paid in monthly installments equivalent to 1.2% of the Company's gross sales, with interest accruing at rates set by the Brazilian Federal government, currently 9.25% per year.

   Litigation consists of the following:

                                       2000                               1999
                           --------------------------------   --------------------------------
                             Total      Current   Long Term     Total      Current   Long Term
                           Liability   Liability  Liability   Liability   Liability  Liability
                           ---------   ---------  ---------   ---------   ---------  ---------
Social security tax       R$ 1,290     R$1,290(a) R$  --     R$ 3,875     R$  706(a) R$3,169
Value-added tax              4,110       1,600(b)   2,510       3,023         974(b)   2,049
Social tax charged on
 revenues...............     1,127       1,127(b)     --        3,458         595(b)   2,863
Other litigations            1,088(c)      --       1,088(c)    1,088(c)      --       1,088
REFIS...................     6,684         976      5,708         --          --         --
                            ------       -----      -----      ------       -----      -----
  TOTAL.................  R$14,299     R$4,993    R$9,306    R$11,444     R$2,275    R$9,169
                            ======       =====      =====      ======       =====      =====

- --------
(a) Classified as "Payroll and related accruals"
(b) Classified as "Taxes, other than income taxes"
(c) Labor, civil and other litigation

12. SHAREHOLDERS' EQUITY

 Preferred Stock

   The Board of Directors of the Company is empowered, without stockholder approval, to issue up to 5,000 shares of "blank check" preferred stock (the "Preferred Stock") with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of the Company's common stock. As of December 31, 2000, no Preferred Stock had been issued.

 Common Stock

   In 1998, the Company issued 1,538 shares of common stock upon the exercise of stock options, receiving net proceeds of R$21.

   In 1998, the Company issued 157,631 shares of common stock in a private placement, receiving net proceeds of R$1,506.

                  BRAZIL FAST FOOD CORPORATION AND SUBSIDIARY

   In May 1999, the Company effected a one for four reverse stock split of its outstanding shares of common stock. Accordingly, all data shown in the accompanying financial statements and notes have been retroactively adjusted to reflect this stock split.

 Stock Option Plan

   On September 18, 1992, the Company's Board of Directors and a majority of the shareholders of the Company approved the 1992 Stock Option Plan (the "Plan").

   The Plan, as amended and restated, authorizes the granting of awards, the exercise of which would allow up to an aggregate of 1,000,000 shares of the Company's common stock to be acquired by the holders of said awards. The awards can take the form of Incentive Stock Options ("ISOs") or Non-qualified Stock Options ("NQSOs"). Options may be granted to employees, directors and consultants. ISOs and NQSOs are granted in terms not to exceed ten years and become exercisable as set forth when the award is granted. Options may be exercised in whole or in part. The exercise price of the ISOs must be at least equal to the fair market price of the Company's common stock on the date of grant or in the case of a plan participant who is granted an option price of at least 110% of the fair market value on the date of grant, the option must be exercised within five years from the date of grant. The exercise price of all NQSOs granted under the Plan shall be determined by the Board of Directors of the Company at the time of grant. No options may be granted under the Plan after September 17, 2002.

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

                                                  2000      1999       1998
                                                --------  ---------  ---------
   Net (loss) as reported...................... R$(3,351) R$(10,901) R$(14,349)
   Net (loss) pro forma........................ R$(3,689) R$(11,836) R$(15,253)
   Net (loss) per share, as reported........... R$ (1.04) R$  (3.37) R$  (4.53)
   Net (loss) per share, pro forma............. R$ (1.14) R$  (3.66) R$  (4.80)

   The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

   All transactions with individuals other than those considered employees, as set forth within the scope of APB No. 25, must be accounted for under the provisions of SFAS No. 123. During 2000, 1999 and 1998, no options were granted to outside consultants.

                  BRAZIL FAST FOOD CORPORATION AND SUBSIDIARY

   Vesting terms of the options range from immediately vesting of all options to a ratable vesting period of 5 years. Option activity for the years ended December 31, 2000, 1999 and 1998 is summarized as follows:

                               2000              1999              1998
                         ----------------- ----------------- -----------------
                                  Weighted          Weighted          Weighted
                                  Average           Average           Average
                                  Exercise          Exercise          Exercise
                          Shares   Price   Shares    Price   Shares    Price
                         -------- -------- -------  -------- -------  --------
Options outstanding at
 beginning of year......  224,387  $11.04  140,862   $12.56  127,400   $13.00
  Granted...............  241,500    2.18   98,625     2.86   27,500    10.48
  Exercised.............      --      --       --       --    (1,538)   14.52
  Canceled.............. (19,475)     --   (15,100)     --   (12,500)   13.00
                         --------  ------  -------   ------  -------   ------
Options outstanding at
 end of year............  446,912  $ 4.95  224,387   $ 7.87  140,862   $12.56
Options exercisable at
 end of year............  400,162  $ 5.35  176,587   $ 8.80  133,462   $12.48

   During 1998, the Board of Directors approved an increase in options available for grant under the Plan from 500,000 to 1,000,000.

   The weighted average fair values of options granted during 2000, 1999, and 1998 were $.96, $2.45 and $5.20, respectively.

   The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following weighted average assumptions used for grants in 2000, 1999, and 1998: (1) risk-free interest rate of 5.71%, 4.65% and 5.07% (2) no expected dividend yield, (3) expected lives of 5 years; and (4) expected stock price volatility of 98%, 138% and 50%, respectively.

   The options outstanding at December 31, 2000, range in price from $2.00 per share to $13.00 per share and have a weighted average remaining contractual life of 2 1/3 years.