Form 10-Q
period 2001-03-31
BRAZIL FAST FOOD CORP
filed 2001-05-21
CIK 914537

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended March 31, 2001

                                       or

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

                                55 21 564-6452
              (Registrant's telephone number, including area code)

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

      3,722,790 shares of Common Stock at May 18, 2001

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

                     BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
             (in thousands of Brazilian Reais, except share amounts)

===========================================================================================================================

                                                   ASSETS
                                                                                        March 31,           December 31,
                                                                                          2001                    2000
                                                                                     ------------           ------------
                                                                                      (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                                        R$  3,448               R$  1,857
     Accounts receivable, net of allowance for doubtful accounts                          3,747                   3,785
     Inventories                                                                          1,218                   1,340
     Subscription receivable                                                                108                       -
     Prepaid expenses and other  current assets                                             869                     816
                                                                                     ------------           ------------
          TOTAL CURRENT ASSETS                                                            9,390                   7,798
                                                                                     ------------           ------------
PROPERTY AND EQUIPMENT, NET                                                              21,371                  21,722

DEFERRED CHARGES, NET                                                                    10,106                  10,301

OTHER RECEIVABLES AND OTHER ASSETS                                                        2,011                   1,873
                                                                                     ------------           ------------
          TOTAL ASSETS                                                                R$ 42,878               R$ 41,694
                                                                                     ============           ============

                                 LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Notes payable                                                                    R$  9,739               R$  9,090
     Accounts payable and accrued expenses                                                4,684                   5,878
     Payroll and related accruals                                                         2,839                   2,473
     Taxes, other than income taxes                                                       3,713                   4,224
     Deferred income                                                                        370                     370
     Other current liabilities                                                              567                     570
                                                                                     ------------           ------------
          TOTAL CURRENT LIABILITIES                                                      21,912                  22,605

NOTES PAYABLE, less current portion                                                       1,110                   1,376

DEFERRED INCOME, less current portion                                                     2,868                   2,468

TAXES IN LITIGATION                                                                       5,521                   9,306

CONTINGENCIES                                                                             1,088                       -

OTHER LIABILITIES                                                                           401                     401
                                                                                     ------------           ------------
          TOTAL LIABILITIES                                                              32,900                  36,156
                                                                                     ------------           ------------
SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 5,000 shares
   authorized; no shares issued                                                               -                       -
  Common stock, $.0001 par value, 40,000,000 shares
   authorized; 3,722,790 and 3,235,290
   shares issued and outstanding                                                              1                       1
   Additional paid-in capital                                                            49,395                  46,226
   Deficit                                                                              (38,761)                (40,154)
   Accumulated comprehensive (loss)                                                        (657)                   (535)
                                                                                     ------------           ------------
          TOTAL SHAREHOLDERS' EQUITY                                                      9,978                   5,538
                                                                                     ------------           ------------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  R$ 42,878               R$ 41,694
                                                                                     ============           ============

                See Notes to Consolidated Financial Statements.

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
            (in thousands of Brazilian Reais, except share amounts)
                                   (Unaudited)

===========================================================================================================================

                                                        For the Three Months Ended March 31,
                                                       -------------------------------------
NET OPERATING REVENUES:                                        2001                  2000
                                                       --------------        ---------------
Restaurant sales                                       R$    19,116          R$    15,783
Franchise income                                                966                   792
Other income                                                  1,391                   917
                                                       --------------        ---------------
        TOTAL NET OPERATING REVENUES                         21,473                17,492
                                                       --------------        ---------------
COSTS AND EXPENSES:
Cost of restaurant sales                                      7,445                 5,883
Restaurant payroll and other employee benefits                3,389                 3,073
Restaurant occupancy and other expenses                       1,985                 1,657
Depreciation and amortization                                   966                   865
Other operating expenses                                      3,764                 2,718
Selling expenses                                              1,375                 1,200
General and administrative expenses                           1,896                 1,609
                                                       --------------        ---------------
        TOTAL COSTS AND EXPENSES                             20,820                17,005
                                                       --------------        ---------------
INCOME FROM OPERATIONS                                          653                   487

INTEREST INCOME (EXPENSE) - NET (Note 3)                      1,405                  (560)

FOREIGN EXCHANGE (LOSS) GAIN                                   (665)                  264
                                                       --------------        ---------------
NET INCOME                                             R$     1,393          R$       191
                                                       ==============        ===============

BASIC AND DILUTED NET INCOME PER COMMON
 SHARE (Note 5)                                        R$      0.13          R$      0.06
                                                       ==============        ===============
WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING:
     BASIC AND DILUTED                                    3,327,373             3,235,290
                                                       ==============        ===============



                See Notes to Consolidated Financial Statements.

          BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
      (in thousands of Brazilian Reais, except share amounts) (Unaudited)

================================================================================

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                        2001           2000
                                                   -----------       ----------

Net Income                                         R$   1,393        R$   191
Other comprehensive (loss):
   Foreign currency translation adjustment              (122)             -
                                                   -----------       ----------
Comprehensive Income                               R$   1,271        R$   191
                                                   ===========       ==========





                See Notes to Consolidated Financial Statements.

                     BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
            (in thousands of Brazilian Reais, except share amounts)
                                  (Unaudited)


===================================================================================================================================

                                              Common Stock              Additional                      Accumulated
                                      ----------------------------      Paid-In                         Comprehensive
                                         Shares         Par Value       Capital         (Deficit)           Loss            Total
                                      -----------       ----------      ----------      ---------      ---------------   ----------

Balance, January 1, 2001                3,235,290      R$       1       $  46,226      R$ (40,154)      R$    (535)      R$   5,538

Private placement                         487,500              --           4,128              --               --            4,128

Payment to shareholder
   in conjunction with
   amendment to
   Stockholders' Agreement                     --              --            (959)             --               --             (959)
Net income                                     --              --              --           1,393               --            1,393

Cumulative translation adjustment              --              --              --              --             (122)            (122)
                                      -----------     -----------      ----------      -----------      -----------      ----------
Balance, March 31, 2001                 3,722,790       $       1       $  49,395       $ (38,761)       $    (657)       $   9,978
                                      ===========     ===========      ==========      ===========      ===========      ==========




                See Notes to Consolidated Financial Statements.

                     BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            (in thousands of Brazilian Reais, except share amounts)
                                   (Unaudited)

=====================================================================================================


                                                                       Three Months Ended March 31,
                                                                     --------------------------------
                                                                            2001            2000
                                                                     -------------   ----------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net income                                                            R$   1,393      R$     191
Adjustments to reconcile net income to cash provided by
     (used in) operating activities:
     Depreciation and amortization                                           966             803
Changes in assets and liabilities:
   (Increase) decrease in:
        Accounts receivable                                                   38             323
        Inventories                                                          122           (475)
        Prepaid expenses and other current assets                          (189)            (63)
        Other assets                                                           -           (190)
   (Decrease) increase in:
        Accounts payable and accrued expenses                               (280)           (320)
        Payroll and related accruals                                         366             530
        Taxes other than income taxes                                      (511)           1,238
        Contingencies                                                      1,088               -
        Deferred income                                                      400           (102)
        Other liabilities                                                (3,790)             127
                                                                     -----------     -----------
          CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES            (397)           2,062
                                                                     -----------     -----------
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures                                                       (419)           (385)
                                                                     -----------     -----------
CASH FLOW FROM FINANCING ACTIVITIES:
Net borrowings (repayments) under lines of credit                            383           (647)
Proceeds from issuance of shares of common stock                           2,947              -
Payment to shareholder in conjunction with Amendment
   to Stockholders' Agreement                                               (801)             -
                                                                     -----------     -----------
          CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES            2,529           (647)
                                                                     -----------     -----------
EFFECT OF FOREIGN EXCHANGE RATE                                            (122)               -
                                                                     -----------     -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                  1,591           1,030

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           1,857           1,154
                                                                     -----------     -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                            R$   3,448      R$   2,184
                                                                     ===========     ===========
Supplemental disclosure of cash flow information:
   In the quarter ended March 31,2001, the Company
   issued common stock to satisify certain vendor credit
   and future services in the amount of R$915,068.
   In the quarter ended March 31, 2001, the Company paid
   certain expenses related to the Amendment to the
   Stockholders' Agreement through the issuance of
   equity valued at R$157,475.


                See Notes to Consolidated Financial Statements.

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

              SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (in thousands of Brazilian Reais, except share amounts)
                                  (Unaudited)


================================================================================

NOTE 1 - FINANCIAL STATEMENT PRESENTATION

     The accompanying financial statements have been prepared by Brazil Fast Food Corp. (the "Company"), without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2001 and for all periods presented have been made. The results of operations for the period ended March 31, 2001 are not necessarily indicative of the operating results for a full year. Unless otherwise specified all reference in these financial statements to (i ) "Reais", or "R$" are to the Brazilian Real (singular), or to Brazilian Reais (plural), the legal currency of Brazil, and (ii ) "U.S. Dollars" or "$" are to United States' dollars.

     Certain information and footnote disclosures prepared in accordance with general accepted accounting principles and normally included in the financial statements have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE 2 - MANAGEMENT PLANS REGARDING GOING CONCERN

     Since the acquisition of Venbo in 1996, the Company has sustained net losses totaling approximately R$38,761. To date, the Company has been dependent upon its initial capital and additional equity and debt financing to fund its operating losses and capital needed for expansion.

     Management plans to address its immediate and future cash flow needs by focusing on a number of areas including; the continued sale of non-profitable company-owned stores; reduction of expenses including headcount optimization; the continued expansion of its franchisee base which will generate additional cash flows from royalties and franchise fees without significant capital expenditure; the introduction of new programs, such as a delivery call center, an internet delivery service and menu expansion to meet customer demand. In order to act on these plans and sustain current operations, the Company is dependent upon the continued forbearance of its creditors, as well as additional financing.

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

NOTE 3 - OTHER LIABILITIES AND LITIGATIONS

     During 1999, certain Brazilian taxes levied on the Company were not paid. Using current proceedings from enacted Brazilian laws, the Company's legal advisors filed lawsuits asking that those taxes be paid in several installments (60-240 months) based on the usual terms for rescheduling of taxes in arrears. The Company also claimed that neither fines nor interest higher than 12% per annum should be included in the above mentioned installments. However, the interest rates required by Brazilian Laws, which are higher than those claimed by the Company, had been recorded in the financial statements at December 31, 1999.

     During the second quarter 2000, the Company withdrew its lawsuit regarding federal taxes and applied to join a tax amnesty program offered by the Brazilian Federal government (REFIS). Through this program, all past due federal taxes will be paid in monthly installments equivalent to 1.2% of the Company's gross sales, with interest accruing at rates set by the Brazilian Federal government, currently 9.25% per year.

     According to Brazilian fiscal rules, a Company which applies to such amnesty program has the right to reduce penalties and penalty interest charged on taxes not paid, using its tax loss credits. The Company's amnesty program has been completely approved by the Federal Government in the first quarter of 2001, accordingly the amount of R$ 2,431, representing previously accrued interest expense in prior years, was reversed and is reflected as interest income in the statement of operations for the three months ended March 31, 2001.

NOTE 4 - PRIVATE PLACEMENT

     In March 2001, the Company privately sold 487,500 units at price of $4.00 per unit. Each unit consists of one share of common stock and a warrant to purchase one share of common stock at an exercise price of $5.00 per share. Included in the sale was 118,750 units issued to Company vendors in exchange for amounts owed to them and for future services in the amount of R$915.

     The Company received net proceeds of approximately R$3,974 from the sale of the units.

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

              SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (in thousands of Brazilian Reais, except share amounts)
                                  (Unaudited)

================================================================================

NOTE 4 - PRIVATE PLACEMENT

     As a precedent to closing on the private placement, the Company entered into an agreement with a shareholder (the "Shareholder") to amend certain provisions of an existing Stockholders' Agreement with the Shareholder.
     The Company agreed to pay the Shareholder $350,000; $100,000 was paid on March 31, 2001, and the balance is to be paid in equal payments of $35,750 over each of the next seven (7) succeeding fiscal quarters. Additionally, the Company issued the Shareholder a warrant to purchase 35,813 shares of the Company's common stock at an exercise price of $5 per share and amended the exercise price to $5 per share on warrants held by the Shareholder which entitled them to purchase an additional 64,187 shares of the Company's common stock. Certain of the Company's Directors agreed to issue as option to the Shareholder to sell 40,000 shares of common stock personally owned by the Directors to the Shareholder at a price of $1.50 per share. At the date of the transaction, the quoted market price of the Company's common stock was $2.50 per share. Accordingly, the excess of the quoted market price of the common stock subject to purchase by the Shareholder over the price to be paid by the Shareholder in the amount of $R86 has been treated as a contribution of capital in the quarter ended March 31, 2001. The costs associated with the amendment to the Stockholders' Agreement in the amount of R$959 have been charged to additional paid-in capital and treated as a reduction in net income for purposes of the computation of earnings per share.




Note 5 - BASIC AND DILUTED NET INCOME PER COMMON SHARE.

                                                2001              2000
                                           ---------         ---------
       Net income                            R$1,393          R$   191
       Payment to Shareholder in
          conjunction with Amendment            (959)               --
          to Stockholders' Agreement
                                           ---------         ---------
       Net income available for
          common shareholders                R$  434          R$   191
                                           =========         =========

       Basic and Diluted net income
          per common share                   R$  .13          R$   .06
                                           =========         =========

       Weighted average common
          shares outstanding:

            Basic and Diluted              3,327,373         3,235,290
                                           =========         =========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIALCONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Restaurant Sales

     Net restaurant sales for our owned stores were R$19,116 and R$15,783 for the three months ended March 31, 2001 and 2000, respectively, reflecting a Q1 2001 increase of R$3,333 or 21.1%. Same store sales increased approximately 5.9% when compared quarter to quarter. The increase in net restaurant sales, is increase, in addition to improved macroeconomic conditions in Brazil, is attributable to:

     - our constant sales initiatives, and expansion of our product offerings, and

     - a 5% increase in our sales prices, which increased our revenues by approximately R$800,

     - A change in the manner of calculating tax upon our sales in the State of Rio de Janeiro which resulted in a tax savings of approximately
       R$1,000, and

     - the continued expansion of our owned and operated points of sale from 67 at the end of Q1 2000 to 73 at the end of Q1 2001, yielding approximately R$1,400 of increased revenues,

Franchise Income

     Franchise income was R$966 and R$792 for the three months ended March 31, 2001 and 2000, respectively. The increase of 22.0% in the first quarter of 2001 was mainly attributable to expansion of our franchised locations, which grew from 129 units at the end of the first quarter of 2000 to 160 units at March 31, 2001.

Other Income

     Other income was R$1,391 and R$917 for the three months ended March 31, 2001 and 2000, respectively, and is comprised of initial fees paid by franchisees and franchisees' contributions to our marketing efforts, as well as from income derived from suppliers pursuant to exclusivity agreements. The Q1 2001 increase is attributable both to the increase in the number of our franchised outlets and to the ten new Franchise Agreements that we entered into in Q1 2001 as contrasted with only four such Agreements in Q1 2000.

Cost of Restaurant Sales

     Cost of restaurant sales expressed as a percentage of restaurant sales were 38.9% and 37.3% for the three months ended March 31, 2001 and 2000, respectively. The increase is primarily attributable to reduced taxation in the State of Rio de Janeiro, noted above, and to the effect of increases in our sales prices, offset by increases in our cost of meat and chicken products.

Restaurant Payroll and Other Employee Benefits

     Restaurant payroll and other employee benefits expressed as a percentage of net restaurant sales decreased from 19.5% for the three months ended March 31, 2000 to 17.7% for the three months ended March 31, 2001. This decrease is primarily attributable to changes in the status of our retail store personnel who, prior to Q2 2000, were hired at employee rather than trainee rates. Since Q2 2000, all new hires of store personnel have been at trainee rates, resulting in lower employment charges and fringe benefit costs, while also attracting younger and more motivated personnel. Increases in salaries mandated by union-driven agreements and increases in employee transportation costs partially offset this decrease.

Restaurant Occupancy Costs and Other Expenses

     Restaurant occupancy costs and other expenses expressed as a percentage of net restaurant sales were approximately 10.4% and 10.5% for the three months ended March 31, 2001 and 2000, respectively. There was a 20% increase in our restaurant occupancy costs and other expenses for the quarter ended March 31, 2001 as compared with the comparable period of the preceding year. This increase resulted from an increase in our lease costs.

Depreciation and Amortization

     Depreciation and amortization expressed as a percentage of net restaurant sales were approximately 5.0% and 5.5% for the three months ended March 31, 2001 and 2000, respectively. The Q1 2001 increase in depreciation and amortization expenses attributable to our increased number of retail stores was offset by the effect of our increased sales prices.

Other Operating Expenses

     Other operating expenses expressed as a percentage of net restaurant sales were approximately 19.7% and 17.2% for the three months ended March 31, 2001 and 2000, respectively. The Q1 2001 increase is due to increased fees for utilities, primarily those for electricity, outsourcing of managerial personnel and our entry into a new logistics agreement.

Selling expenses

     Selling expenses expressed as a percentage of net restaurant sales were 7.2% and 7.6% for the three months ended March 31, 2001 and 2000, respectively. The Q1 2001 decrease is primarily attributable to the effect of in sales price increases and more favorable taxation in the State of Rio de Janeiro which offset increased advertising and publicity costs.

General and Administrative Expenses

     General and administrative expenses expressed as a percentage of net restaurant sales were approximately 9.9% and 10.2% for the three months ended March 31, 2001 and 2000, respectively.

Interest Income and Expenses

     Net interest income and expense expressed as a percentage of restaurant sales were approximately 7.3% and (3.5)% for the three months ended March 31, 2001 and 2000, respectively. In Q1 2001, we recorded a reversal of previously recorded interest expense of R$2,431 associated with a Brazilian tax amnesty program (see note 3 to the financial statements); we also recorded a foreign currency loss of R$665 in Q1 2001.

LIQUIDITY AND CAPITAL RESOURCES

     Since March 19, 1996, we have funded our operating losses of R$38,761 and made acquisitions of businesses and capital improvements (including store remodeling) by using cash remaining at the closing of our acquisition of Venbo, by borrowing funds from various sources and private placements of securities. As of March 31, 2001, we had cash on hand of R$3,448 and a working capital deficiency of R$12,522.

     Our capital requirements are primarily for expansion of our retail operations. Currently, 4 of our stores are in owned facilities and all the others are in leased facilities. For the three months ended March 31, 2001, our earnings before interest, taxes, depreciation and amortization (EBITDA) was R$1,619. During the same period, our average cost to open a store approximated R$300 to R$500, including leasehold improvements, equipment and beginning inventory, as well as expenses for store design, site selection, lease negotiation, construction supervision and obtaining permits. We currently estimate that our capital expenditures for fiscal 2001, which will be used to maintain our restaurant network, will approximate R$1,500. We anticipate that our primary use of our cash resources during 2001 will be to service our debt obligations. During 2001, we intend to focus our efforts on expanding both the number of our franchisees and our franchised outlets, neither of which are expected to involve significant capital expenditures by us.

     In the three months ended March 31, 2001, we had net cash used in operating activities of R$(397), net cash from investing activities of % R$(419) and had net cash provided by financing activities of R$2,529. The primary source of cash provided by financing activities was private placement of our equity securities in March 2001.

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

                 PART II - Other information


                   NONE

                                  Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report, as amended, to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Brazil Fast Food Corp.
                                    (registrant)

Dated: MAY 18, 2001

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