Form 10-Q
period 2001-06-30
BRAZIL FAST FOOD CORP
filed 2001-08-20
CIK 914537

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                _______________

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended June 30, 2001.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from                   to                   .

                        Commission File Number: 0-23278

                            Brazil Fast Food Corp.
            (Exact Name of Registrant as Specified in Its Charter)

            Delaware                                     13-3688737
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or organization)

    Av. Brasil, 6431 - Bonsucesso, CEP 21040 - 360, Rio de Janeiro, Brazil
                   (Address of principal executive offices)

                              011 55 21 2564-6452
             (Registrant's telephone number, including area code)

(Former name, form address and former fiscal year, if changed since last report)

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of August 17, 2001, there were 3,722,790 shares of the Registrant's Common Stock outstanding.

                      PART 1   -   FINANCIAL INFORMATION

Item 1.  Financial Statements.

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

                     BRAZIL FAST FOOD CORP. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
            (in thousands of Brazilian Reais, except share amounts)
================================================================================

                                                ASSETS
                                                                                          June 30,             December 31,
                                                                                            2001                   2000
                                                                                        -----------          ---------------
                                                                                        (Unaudited)
     CURRENT ASSETS:
          Cash and cash equivalents                                                     R$  1,363                  R$  1,857
          Accounts receivable, net of allowance for doubtful accounts                       3,141                      3,785
          Inventories                                                                         768                      1,340
          Prepaid expenses and other current assets                                         1,178                        816
                                                                                       ----------                -----------
               TOTAL CURRENT ASSETS                                                         6,450                      7,798
                                                                                       ----------                -----------
     PROPERTY AND EQUIPMENT, NET                                                           21,108                     21,722

     DEFERRED CHARGES, NET                                                                  9,910                     10,301

     OTHER RECEIVABLES AND OTHER ASSETS                                                     1,925                      1,873
                                                                                       ----------                -----------
               TOTAL ASSETS                                                            R$  39,393                 R$  41,694
                                                                                       ==========                ===========
                                   LIABILITIES AND SHAREHOLDERS' EQUITY

     CURRENT LIABILITIES:
          Notes payable                                                                R$   4,666                 R$   9,090
          Accounts payable and accrued expenses                                             4,721                      5,878
          Payroll and related accruals                                                      3,028                      2,473
          Taxes, other than income taxes                                                    4,204                      4,224
          Deferred income                                                                     636                        370
         Other current liabilities                                                            479                        570
                                                                                       ----------                -----------
               TOTAL CURRENT LIABILITIES                                                   17,734                     22,605

     NOTES PAYABLE, less current portion                                                    4,740                      1,376

     DEFERRED INCOME, less current portion                                                  2,941                      2,468

     TAXES IN LITIGATION                                                                    8,682                      9,306

     OTHER LIABILITIES                                                                        401                        401
                                                                                       ----------                -----------
               TOTAL LIABILITIES                                                           34,498                     36,156
                                                                                       ----------                -----------
     SHAREHOLDERS' EQUITY:
          Preferred stock, $.01 par value, 5,000 shares authorized; no
           shares issued                                                                       --                         --
          Common stock, $.0001 par value, 40,000,000 shares authorized;
          3,722,790 and 3,235,290 shares issued and outstanding                                 1                          1
          Additional paid-in capital                                                       49,382                     46,226
          Deficit                                                                         (43,749)                   (40,154)
          Accumulated comprehensive (loss)                                                   (739)                      (535)
                                                                                       ----------                -----------
               TOTAL SHAREHOLDERS' EQUITY                                                   4,895                      5,538
                                                                                       ----------                -----------
               TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              R$  39,393                 R$  41,694
                                                                                      ===========                ===========

                See Notes to Consolidated Financial Statements.

                     BRAZIL FAST FOOD CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
            (in thousands of Brazilian Reais, except share amounts)
                                   (Unaudited)

================================================================================

                                                                   For the Six Months Ended June 30,
                                                                ---------------------------------------
NET OPERATING REVENUES:                                              2001                      2000
                                                                --------------             ------------
Restaurant sales                                                R$      35,348             R$    29,716
Franchise income                                                         1,887                    1,560
Other income                                                             2,839                    1,993
                                                                --------------             ------------
        TOTAL NET OPERATING REVENUES                                    40,074                   33,269
                                                                --------------             ------------
COSTS AND EXPENSES:
Cost of restaurant sales                                                13,941                   11,135
Restaurant payroll and other employee benefits                           6,719                    6,112
Restaurant occupancy and other expenses                                  3,947                    3,338
Depreciation and amortization                                            1,942                    1,759
Other operating expenses                                                 7,294                    5,652
Selling expenses                                                         2,876                    2,531
General and administrative expenses                                      3,266                    2,952
                                                                --------------             ------------
        TOTAL COSTS AND EXPENSES                                        39,985                   33,479
                                                                --------------             ------------
INCOME (LOSS) FROM OPERATIONS                                               89                     (210)

INTEREST INCOME (EXPENSE) - NET (Note 3)                                (2,441)                  (1,210)

FOREIGN EXCHANGE (LOSS) GAIN                                            (1,243)                       9
                                                                --------------             ------------
NET LOSS                                                        R$      (3,595)            R$    (1,411)
                                                                ==============             ============

BASIC AND DILUTED NET LOSS PER COMMON SHARE
(Note 5)                                                        R$       (1.29)            R$     (0.44)
                                                                ==============             ============

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING:
     BASIC AND DILUTED                                               3,525,082                3,235,290
                                                                ==============             ============

                See Notes to Consolidated Financial Statements.

                     BRAZIL FAST FOOD CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
            (in thousands of Brazilian Reais, except share amounts)
                                   (Unaudited)

================================================================================

                                                                For the Three Months Ended June 30,
                                                                -----------------------------------
NET OPERATING REVENUES:                                              2001                 2000
                                                                --------------       --------------
 Restaurant sales                                               R$      16,232       R$      13,933
 Franchise income                                                          921                  768
 Other income                                                            1,448                1,076
                                                                --------------       --------------
        TOTAL NET OPERATING REVENUES                                    18,601               15,777
                                                                --------------       --------------
COSTS AND EXPENSES:
 Cost of restaurant sales                                                6,496                5,252
 Restaurant payroll and other employee benefits                          3,330                3,039
 Restaurant occupancy and other expenses                                 1,962                1,681
 Depreciation and amortization                                             976                  894
 Other operating expenses                                                3,530                2,934
 Selling expenses                                                        1,501                1,331
 General and administrative expenses                                     1,370                1,343
                                                                --------------       --------------
        TOTAL COSTS AND EXPENSES                                        19,165               16,474
                                                                --------------       --------------
LOSS FROM OPERATIONS                                                      (564)                (697)

INTEREST INCOME (EXPENSE) - NET (Note 3)                                (3,846)                (650)

FOREIGN EXCHANGE LOSS                                                     (578)                (253)
                                                                --------------       --------------
NET LOSS                                                        R$      (4,988)      R$      (1,600)
                                                                ==============       ==============
BASIC AND DILUTED NET LOSS PER COMMON SHARE
(Note 5)                                                        R$       (1.33)      R$       (0.49)
                                                                ==============       ==============
WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING:
     BASIC AND DILUTED                                               3,722,790            3,235,290
                                                                ==============       ==============

                See Notes to Consolidated Financial Statements.

                     BRAZIL FAST FOOD CORP. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
             (in thousands of Brazilian Reais, except share amounts)
                                  (Unaudited)

================================================================================

                                                     Six Months Ended June 30,        Three Months Ended June 30,
                                                   ----------------------------       ----------------------------
                                                        2001           2000               2001             2000
                                                   ----------       -----------       -----------       ----------
Net loss                                           R$ (3,595)      R$    (1,411)     R$    (4,988)     R$   (1,600)
Other comprehensive (loss):
   Foreign currency translation adjustment              (204)               (16)              (82)             (16)
                                                   ---------        -----------       -----------       ----------
Comprehensive (loss)                              R$  (3,799)      R$    (1,427)     R$    (5,070)     R$   (1,616)
                                                   =========        ===========       ===========       ==========

                See Notes to Consolidated Financial Statements.

                     BRAZIL FAST FOOD CORP. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
            (in thousands of Brazilian Reais, except share amounts)
                                  (Unaudited)

================================================================================

                                                                        Additional                    Accumulated
                                                  Common Stock           Paid-In                     Comprehensive
                                           -------------------------
                                             Shares       Par Value      Capital        (Deficit)         Loss           Total
                                             ------       ---------      -------        ---------         ----           -----
Balance, January 1, 2001                   3,235,290      R$     1     R$    46,226   R$   (40,154)    R$   (535)   R$   5,538

Private placement                            487,500             -            4,115              -             -         4,115

Payment to shareholder
in conjunction with Admendment
to Stockholders Agreement                          -             -             (959)             -             -          (959)

Net loss                                           -             -                -         (3,595)            -        (3,595)

Cumulative translation adjustment                  -             -                -              -          (204)         (204)
                                           ---------       -------      -----------    -----------      --------     ---------
Balance, June 30, 2001                     3,722,790      R$     1     R$    49,382   R$   (43,749)    R$   (739)   R$   4,895
                                           =========       =======      ===========    ===========      ========     =========

               See Notes to Consolidated Financial Statements.

                     BRAZIL FAST FOOD CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            (in thousands of Brazilian Reais, except share amounts)
                                   (Unaudited)
================================================================================

                                                                                 Six Months Ended June 30,
                                                                              ------------------------------
                                                                                   2001               2000
                                                                              -------------        ---------
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss                                                                        R$   (3,595)        R$(1,411)
Adjustments to reconcile net loss to cash (used in)
        provided by operating activities:
        Depreciation and amortization                                                 1,942            1,683
Changes in assets and liabilities:
        (Increase) decrease in:
        Accounts receivable                                                             644              499
        Inventories                                                                     572             (155)
        Prepaid expenses and other current assets                                      (413)            (291)
        Other assets                                                                      -             (492)
        (Decrease) increase in:
        Accounts payable and accrued expenses                                          (244)          (1,311)
        Payroll and related accruals                                                    555             (150)
        Taxes other than income taxes                                                   (20)             583
        Deferred income                                                                 739             (300)
        Other liabilities                                                              (715)           2,442
                                                                                -----------         --------
          CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES                        (535)           1,097
                                                                                -----------         --------
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures                                                                   (937)            (976)
                                                                                -----------         --------

CASH FLOW FROM FINANCING ACTIVITIES:
Net borrowings (repayments) under lines of credit                                    (1,060)            (562)
Proceeds from issuance of shares of common stock                                      3,043                -
Payment to Shareholder in conjunction with amendment to Stockholder's Agreement        (801)               -
                                                                                -----------         --------

          CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES                       1,182             (562)
                                                                                -----------         --------
EFFECT OF FOREIGN EXCHANGE RATE                                                        (204)             (16)
                                                                                -----------         --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                              (494)            (457)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      1,857            1,154
                                                                                -----------         --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      R$    1,363         R$   697
                                                                                ===========         ========

Supplemental disclosure of cash flow information: In the period ended March 31, 2001, the Company issued common stock to satisfy certain vendor credit and future services in the amount of R$915. In the quarter ended March 31, 2001, the Company paid certain expenses related to the amendment to the Stockholders' Agreement through the issuance of equity valued at R$157.

               See Notes to Consolidated Financial Statements.

                     BRAZIL FAST FOOD CORP. AND SUBSIDIARY

                    SELECTED NOTES TO CONSOLIDATED STATEMENTS
             (in thousands of Brazilian Reais, except share amounts)
                                  (Unaudited)
================================================================================

NOTE 1 - FINANCIAL STATEMENT PRESENTATION

         The accompanying financial statements have been prepared by Brazil Fast Food Corp. (the "Company"), without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2001 and for all periods presented have been made. The results of operations for the periods ended June 30, 2001 and 2000 are not necessarily indicative of the operating results for a full year. Unless otherwise specified all references in these financial statements to (i ) "Reais" or "R$" are to the Brazilian Real (singular), or to Brazilian Reais (plural), the legal currency of Brazil, and (ii ) "U.S. Dollars" or "$" are to United States' dollars.

         Certain information and footnote disclosures prepared in accordance with generally accepted accounting principles and normally included in the financial statements have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE 2 - MANAGEMENT PLANS REGARDING GOING CONCERN

         Since the acquisition of Venbo in 1996, the Company has sustained net losses totaling approximately R$43,749. To date, the Company has been dependent upon its initial capital and additional equity and debt financing to fund its operating losses and capital needed for expansion.

         Management plans to address its immediate and future cash flow needs by focusing on a number of areas including; the continued sale of non-profitable company-owned stores; the reduction of expenses including headcount optimization; the continued expansion of its franchisee base which will generate additional cash flows form royalties and franchise fees without significant capital expenditure; the introduction of new programs, such as a delivery call center, an internet delivery service and menu expansion to meet customer demand. In order to act on these plans and sustain current operations, the Company is dependent upon the continued forbearance of its creditors, as well as additional financing.

         There can be no assurance that management's plans will be realized, or that additional financing will be available to the Company when needed, or at terms that are desirable. Furthermore, there can be no assurance that the Company will continue to receive the forbearance of its creditors, or that it will locate suitable new franchisees, or desirable locations for new franchisees to open stores. The Company's ability to further reduce expenses and headcount is directly impacted by its need to maintain an infrastructure to support its current and future chain of locations.

                     BRAZIL FAST FOOD CORP. AND SUBSIDIARY

                    SELECTED NOTES TO CONSOLIDATED STATEMENTS
             (in thousands of Brazilian Reais, except share amounts)
                                  (Unaudited)
================================================================================

NOTE 2 - MANAGEMENT PLANS REGARDING GOING CONCERN (cont'd)

         The Company's ability to remarket Company-owned stores to franchisees, and to generate cash flows from such activities, is impacted by the ability to locate suitable buyers with the interest and capital to complete such transactions, and the time to complete such sales. Additionally, the Company's ability to achieve its plans is further impacted by the instability of the economic environment in Brazil, which has a direct impact on the desire and ability of consumers to visit fast food outlets. The Company is also dependent upon the continued employment of key personnel. These factors, among others, raise substantial doubts about the Company's ability to continue as going concern.

NOTE 3 - OTHER LIABILITIES AND LITIGATION

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

         During the second quarter of 2000, the Company withdrew its lawsuit regarding federal taxes and applied to join a tax amnesty program offered by the Brazilian Federal government (REFIS). Through this program, all past due federal taxes will be paid in monthly installments equivalent to 1.2% of the Company's gross sales, with interest accruing at rates set by the Brazilian Federal government, currently 9.50% per year.

NOTE 4 - PRIVATE PLACEMENT

         In March 2001, the Company privately sold 487,500 units at a price of $4.00 per unit. Each unit consists of one share of common stock and a warrant to purchase one share of common stock at an exercise price of $5.00 per share. Included in the sale was 118,750 units issued to Company vendors in exchange for amounts owed to them and for future services in the amount of R$915.

         The Company received net proceeds of approximately R$3,957 from the sale of the units.

                     BRAZIL FAST FOOD CORP. AND SUBSIDIARY

                    SELECTED NOTES TO CONSOLIDATED STATEMENTS
             (in thousands of Brazilian Reais, except share amounts)
                                   (Unaudited)
================================================================================

NOTE 4 - PRIVATE PLACEMENT (cont'd)

         As a precedent to closing on the private placement, the Company entered into an agreement with a shareholder (the "Shareholder") to amend certain provisions of an existing Stockholders' Agreement with the Shareholder. The Company agreed to pay the Shareholder $350,000; $100,000 was paid on March 31, 2001, and the balance is to be paid in equal payments of $35,750 over each of the next seven (7) succeeding fiscal quarters. Additionally, the Company issued the Shareholder a warrant to purchase 35,813 shares of the Company's common stock at an exercise price of $5 per share and amended the exercise price to $5 per share on warrants held by the Shareholder which entitled them to purchase an additional 64,187 shares of the Company's common stock. Certain of the Company's Directors agreed to issue an option to the Shareholder to sell 40,000 shares of common stock personally owned by the Directors to the Shareholder at a price of $1.50 per share. At the date of the transaction, the quoted market price of the Company's common stock was $2.50 per share. Accordingly, the excess of the quoted market price of the common stock subject to purchase by the Shareholder over the price to be paid by the Shareholder in the amount of $R86 has been treated as a contribution of capital in the quarter ended March 31, 2001. The costs associated with the amendment to the Stockholders' Agreement in the amount of R$959 have been charged to additional paid-in-capital and treated as a reduction in net income for purposes of the computation of earnings per share.

NOTE 5 - BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE

                                              Six Months Ended June 30,      Three Months Ended June 30,
                                             ---------------------------    ----------------------------
                                                 2001           2000             2001           2000
                                             ------------   ------------    -------------   ------------
Net loss                                     R$   (3,595)   R$   (1,411)    R$    (4,988)   R$   (1,600)
Payment to Shareholder in
   conjunction with amendment to
   Stockholders' Agreement                          (959)             -                -              -
                                             -----------    -----------     ------------    -----------

Net loss available for
     common shareholders                     R$   (4,554)   R$   (1,411)    R$    (4,988)   R$   (1,600)
                                             ===========    ===========     ============    ===========

Basic and Diluted net loss
     per common share                        R$    (1.29)   R$    (0.44)    R$     (1.33)   R$    (0.49)
                                             ===========    ===========     ============    ===========

Weighted average common
shares outstanding:

     Basic and Diluted                         3,525,082      3,235,290        3,722,790      3,235,290
                                             ===========    ===========     ============    ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     We do not believe the discussion and analysis of our historical financial condition and results of operations set forth below are indicative, nor should they be relied upon as an indicator, of our future performance.

Our Business

     Through our wholly-owned subsidiary, Venbo Comercio de Alimentos Ltda., a Brazilian limited liability company which conducts business under the trade name "Bob's," we own and, directly and through franchisees, operate the second largest chain of hamburger fast food restaurants in Brazil.

Recent Developments

     Brazilian Economy. Beginning in mid-1999, and continuing to the end of 2000, the Brazilian economy experienced a recovery from its economic recession that began in late 1998 and exhibited substantial increases in agricultural and industrial production, reduced unemployment, increased retail sales levels and a positive trade balance. During this period, we also experienced sales growth.

     Improvements to the Brazilian economy ceased during the first and second quarters of 2001 due to economic problems in Argentina, which negatively impacted the economies of all the other Latin American countries, including Brazil. As a result, the Brazilian currency, the Real, experienced a reduction in value of 17.8% during the six months ended June 30, 2001 compared to the U.S. Dollar. The reduction in value of the Real has significantly increased the financing costs on our U.S. Dollar-denominated debt.

     Energy Crisis. In May 2001, as a result of a shortfall of electricity generating and transmission capacity by Brazilian utilities, the Brazilian federal government announced an electricity rationing plan for the purpose of avoiding electricity outages throughout most of Brazil. The rationing plan imposes significant penalties on residences and companies that fail to reduce electricity consumption by at least 20% in relation to amounts consumed in the previous year. These penalties range from substantial increases in tariffs on consumption to the disruption of electricity service for a number of days. We believe that we have effected at least a 20% reduction in our electrical consumption, thereby avoiding the imposition of penalties under this rationing plan. We have achieved this through, among other measures, selective and temporary curtailed hours of operation in many of our retail outlets. We are aware that many of our franchisees have effected similar cutbacks. Reduced hours of operation will adversely impact both our operating and franchise revenues. We are unable to predict the quantitative impact that long-term continuation of the government's energy conservation plan, which is currently facing constitutional challenges in the Brazilian federal courts, and the penalties imposed by it, will have on our future results of operations.

RESULTS OF OPERATION

     The reduction in value of the Real, coupled with the Brazilian energy crisis, has had an adverse effect on our operating results during 2001, and in particular during the three months ended June 30, 2001.

Restaurant Sales

     Net restaurant sales for our company-owned retail outlets increased R$5,632 or 19.0% to R$35,348 for the six months ended June 30, 2001 as compared to R$29,716 for the six months ended June 30, 2000. Same store sales increased approximately 3.6% for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000.

     Net restaurant sales for our company-owned retail outlets increased R$2,299 or 16.5% to R$16,232 for the three months ended June 30, 2001 as compared to R$13,933 for the three months ended June 30, 2000. Same store sales increased approximately 1.0% for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000.

     The increases in our net restaurant sales for these periods from 2000 to 2001 are attributable to:

     .  our constant sales initiatives and promotional campaigns;
     . our continuous introduction of new products and the expansion of our product offerings;
     . a 1% increase in the sales prices of our products during the three months ended June 30, 2001 and a 6% increase in such sales prices during the six months ended June 30, 2001;
     . a reduction in the tax rate imposed upon our sales in the State of Rio de Janeiro, which resulted in higher net restaurant sales of R$1,800 for the six months ended June 30, 2001 and R$800 for the three months ended June 30, 2001; and
     . the continued expansion of our company-owned retail outlets from 62 as of June 30, 2000 to 73 as of June 30, 2001, which resulted in an increase in revenues of approximately R$2,700 for the six months ended June 30, 2001 and approximately R$1,300 for the three months ended June 30, 2001.

Franchise Income

     Franchise income increased R$327 or 21.0% to R$1,887 for the six months ended June 30, 2001 as compared to R$1,560 for the six months ended June 30, 2000 and increased R$153 or 19.9% to R$921 for the three months ended June 30, 2001 as compared to R$768 for the three months ended June 30, 2000. These increases are mainly attributable to the growth of our franchised business from 137 retail outlets as of June 30, 2000 to 166 as of June 30, 2001.

Other Income

     Other income is comprised of the initial fees paid by our franchisees and such franchisees' contributions to our marketing efforts, as well as income derived from suppliers pursuant to the terms of certain exclusivity agreements.

     Other income increased R$846 or 42.5% to R$2,839 for the six months ended June 30, 2001 as compared to R$1,993 for the six months ended June 30, 2000. This increase is attributable to the growth of our franchised business from 137 retail outlets as of June 30, 2000 to 166 retail outlets as of June 30, 2001 and to the 38 new franchise agreements we entered into during the six months ended June 30, 2001 as compared with only 14 such agreements for the same period in 2000.

     Other income increased R$372 or 34.6% to R$1,448 for the three months ended June 30, 2001 as compared to R$1,076 for the three months ended June 30, 2000. This increase is attributable to the growth of our franchised business and the increase in the number of franchised retail outlets during the three months ended June 30, 2001 and to the 28 new franchise agreements we entered into during the three months ended June 30, 2001 as compared with only 10 such agreements for the same period in 2000.

Cost of Restaurant Sales

     As a percentage of restaurant sales, cost of restaurant sales were 39.4% and 37.5% for the six months ended June 30, 2001 and 2000, respectively, and 40.0% and 37.7% for the three months ended June 30, 2001 and 2000, respectively.

     These percentage increases are attributable to reduced taxation in the State of Rio de Janeiro, as noted above, which has had the effect of limiting tax credits on certain purchases, such as food. These percentage increases are also attributable to increases in the cost of meat and chicken products beginning in the third quarter of 2000 and continuing into the first quarter of 2001, as well as increases in the cost of soft drinks and ice cream during the first and second quarters of 2001. These increased costs were partially offset by increases in the sales prices of our products, as noted above.

Restaurant Payroll and Other Employee Benefits

     As a percentage of restaurant sales, restaurant payroll and other employee benefits decreased from 20.6% to 19.0% for the six months ended June 30, 2000 and 2001, respectively, and from 21.8% to 20.5% for the three months ended June 30, 2000 and 2001, respectively.

     These percentage decreases are primarily attributable to changes in the status of our store personnel, who prior to the first quarter of 2000 were hired and compensated as "employees" rather than as "trainees" who would receive lower rates of compensation than employees and fewer employee benifits. Throughout 2000 and 2001, all new store personnel have been hired and compensated as trainees, which has resulted in lower employment charges and fringe benefit costs while also attracting younger and more motivated personnel. Increases in salaries mandated by union-driven agreements and increases in employee transportation costs have partially offset the decreases resulting from these changes.

Restaurant Occupancy Costs and Other Expenses

     As a percentage of restaurant sales, restaurant occupancy costs and other expenses were approximately 11.2% for each of the six months ended June 30, 2001 and 2000, and approximately 12.1% for each of the three months ended June 30, 2001 and 2000.

     These percentages remained unchanged due to the offset of increases in our minimum rent obligations during the first and second quarters of 2001, which are linked to our increased number of retail outlets and to increases in Brazilian inflation, by temporary reductions in our lease costs.

Depreciation and Amortization

     As a percentage of restaurant sales, depreciation and amortization were approximately 5.5% and 5.9% for the six months ended June 30, 2001 and 2000, respectively, and approximately 6.0% and 6.4% for the three months ended June 30, 2001 and 2000, respectively.

     Although depreciation and amortization expense increased for the three months and six months ended June 30, 2001 as a result of our increased number of retail outlets, such increases were offset by the effect of the increased sales prices of our products, as noted above, resulting in a percentage decrease for these periods in 2001 as compared to such periods in 2000.

Other Operating Expenses

     As a percentage of restaurant sales, other operating expenses were approximately 20.6% and 19.0% for the six months ended June 30, 2001 and 2000, respectively, and approximately 21.7% and 21.1% for the three months ended June 30, 2001 and 2000, respectively.

     The percentage increases of other operating expenses from 2000 to 2001 are mainly attributable to the costs associated with outsourcing of managerial personnel, increased costs for utilities, primarily those for electricity, and increases in maintenance and money collection costs.

Selling Expenses

     As a percentage of restaurant sales, selling expenses were approximately 8.1% and 8.5% for the six months ended June 30, 2001 and 2000, respectively, and approximately 9.2% and 9.6% for the three months ended June 30, 2001 and 2000.

     Although advertising and publicity costs increased during the three months and six months ended June 30, 2001 as a result of our increased number of retail outlets, such increases were offset by the effects of increased sales prices of our products and favorable taxation in the State of Rio de Janeiro, as noted above, which resulted in a percentage decrease for these periods in 2001 as compared to such periods in 2000.

General and Administrative Expenses

     As a percentage of restaurant sales, general and administrative expenses were approximately 9.2% and 8.4% for the six months ended June 30, 2001 and 2000, respectively, and approximately 9.7% and 9.6% for the three months ended June 30, 2001 and 2000, respectively.

     Overall, general and administrative expenses remained at constant levels for the three months and six months ended June 30, 2001 as compared to the same periods in 2000.

Interest Income and Expenses

     As a percentage of restaurant sales, net interest expense and foreign exchange gains and/or losses were approximately (10.4)% and (4.1)% for the six months ended June 30, 2001 and 2000, respectively, and approximately (27.3)% and (6.5)% for the three months ended June 30, 2001 and 2000, respectively.

     These percentage increases for the three months and six months ended June 30, 2001 as compared to the same periods in 2000 are primarily attributable to an increase in the Brazilian interest rate and an increase in the exchange rate between the Real and the U.S. Dollar. Increases in the exchange rate have had an immediate and direct impact on our debt that is denominated in U.S. Dollars and the interest on such debt. In addition, we reversed approximately R$2.4 million of interest income in the second quarter of 2001, which had been accounted for in the first quarter of 2001, in order to comply with Brazilian financial regulations.

LIQUIDITY AND CAPITAL RESOURCES

       Since March 1996, we have funded our operating losses of R$43,749 and made acquisitions of businesses and capital improvements (including remodeling of our retail outlets) by using cash remaining at the closing of our acquisition of Venbo, by borrowing funds from various sources and from private placements of securities. As of June 30, 2001, we had cash on hand of R$1,363 and a working capital deficiency of R$11,284.

       Our capital requirements are primarily for expansion of our retail operations. Currently, four of our company-owned retail outlets are located in facilities that we own and all of our other company-owned retail outlets are located in leased facilities. For the six months ended June 30, 2001 and the three months ended June 30, 2001, our earnings before interest, taxes, depreciation and amortization (EBITDA) were R$2,031 and R$412, respectively. During the same periods, our average cost to open a retail outlet was approximately R$300 to R$500, including leasehold improvements, equipment and beginning inventory, as well as expenses for store design, site selection, lease negotiation, construction supervision and obtaining permits. We currently estimate that our capital expenditures for fiscal 2001, which will be used to maintain our restaurant network, will be approximately R$1,500. We anticipate that the primary use of our cash resources during 2001 will be to service our debt obligations. During the remaining periods of 2001, we intend to focus our efforts on expanding both the number of our franchisees and the number of our franchised retail outlets, neither of which are expected to require significant capital expenditures.

       As of June 30, 2001, we had net cash used in operating activities of R$(535), net cash from investing activities of R$(937) and net cash provided by financing activities of R$1,182.

source of cash provided by financing activities was from our private placement of equity securities in March 2001.

       We plan to address our immediate and future cash flow needs by focusing on the following areas:

     .  the sale of certain of our company-owned retail outlets;

     . the reduction of expenses, including reducing our per-store headcount expense by continuing to expand our operations while maintaining our current headcount;

     . the expansion of our franchisee base, which may be expected to generate additional cash flows from royalties and franchise fees without significant capital expenditures; and

     . the introduction of new programs and menu expansions to meet consumer needs and wishes.

     In order to act on these plans and to sustain current operations, we are dependent upon the continued forbearance of our creditors, as well as upon additional financing. There can be no assurance that our plans will be realized, or that additional financing will be available to us when needed, or on terms that are desirable. Furthermore, there can be no assurance that we will locate suitable new franchisees, or desirable locations for new and existing franchisees to open retail outlets. Our ability to further reduce expenses and optimize our headcount is directly impacted by our need to maintain an infrastructure to support the current and future changing locations of our retail outlets and operations. Our ability to re-market our company-owned retail outlets to franchisees, and to generate cash flows from such activities, is impacted by our ability to locate suitable buyers with the interest and capital to complete such transactions, and the time to complete such sales. Additionally, our ability to achieve our plans is further impacted by the instability of the economic environment in Brazil, which has a direct impact on the desire and ability of consumers to visit fast food outlets. Our ability to achieve our plans is also affected by Brazil's current energy crisis, which has caused us to curtail the hours of operation in many of our company-owned retail outlets and has caused many of our franchises to curtail the hours of operation of their retail outlets. We are also dependent upon the continued employment of key personnel. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

Forward-Looking Statements

     Forward-looking statements in this report, including statements relating, among other things, to our business plans, business and growth strategies, objectives, expectations, trends, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "believe," "expect," "anticipate" and similar expressions identify forward-looking statements, which speak only as of the date the statement is made. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Investors are cautioned that such forward-looking statements involve risks and uncertainties, some or all of which cannot be predicted or quantified and are beyond our control, including, without limitation, those risks and uncertainties described in the risk factors set forth in certain of our periodic filings with the Securities and Exchange Commission, including the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on April 2, 2001. Investors are urged to read such periodic filings and the risk factors contained in those filings.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     We do not engage in trading market risk-sensitive instruments or purchasing hedging instruments or "other than trading" instruments that are likely to expose us to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. We have not issued debt instruments, entered into forward or futures contracts, purchased options or entered into swaps. Our primary market risk exposures are those relating to interest rate fluctuations and possible devaluations of the Brazilian currency. In particular, a change in Brazilian interest rates would affect the rates at which we could borrow funds under our several credit facilities with Brazilian banks and financial institutions.

                       PART II    -    OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.

         Reference is made to Note 4 to the Notes to Consolidated Financial Statements, contained in Part I of this Form 10-Q and incorporated herein by reference, for a discussion of any changes in our securities and uses of the proceeds from sales of certain securities. Reference is also made to our Current Report on Form 8-K, filed with the Securities Exchange Commission on April 12, 2001 and incorporated herein by reference, for the information called for by this Item 2.

     On August 6, 2001, we filed a Registration Statement on Form S-3 under the Securities Act of 1933, as amended, registering an aggregate of 1,062,288 shares of our common stock, including 574,788 shares of common stock underlying certain of our outstanding warrants, for offer and sale by the selling securityholders named in the Registration Statement as required under the terms of certain registration rights agreements between us and the selling securityholders. We will not receive any proceeds from any sales pursuant to the Registration Statement of the offered shares by the selling securityholders. Sales of any of the offered shares by the selling securityholders may depress the market price of our common stock by causing the amount of common stock available for sale to exceed demand.

Item 4.  Submission of Matters to a Vote of Security Holders.

         On June 7, 2001, we held our annual meeting of stockholders to elect five directors to our board of directors to serve for a term of one year. The number of votes entitled to be cast at the meeting was 3,554,677.

         The following individuals were elected to serve as directors for a term of one year and until their successors are elected and qualify:

         Nominee                   Votes For     Vote Withheld
         -------                   ---------     -------------
Omar Carneiro da Cunha             2,362,619        13,313
Peter J. F. van Voorst Vader       2,362,619        13,313
Lawrence Burstein                  2,362,619        13,313
Jose Ricardo Bosquet Bomeny        2,362,619        13,313
Stephen J. Rose                    2,362,619        13,313

         These individuals, other than Stephen J. Rose, served as our directors immediately prior to this annual meeting.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)   Exhibits:

               None.

         (b)   Reports on Form 8-K:

               On April 12, 2001, we filed a Current Report on Form 8-K, dated as of April 10, 2001, reporting under the following Items:

                    Item 1 - Change of Control of Registrant
                    Item 5 - Other Events



                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 20, 2001
                                            Brazil Fast Food Corp.
                                                 (Registrant)


                                        By: /s/ Peter van Voorst Vader
                                            ------------------------------------
                                            Peter van Voorst Vader
                                            Chief Executive Officer
                                            (Principal Executive Officer)

                                        By: /s/ Carlos Henrique da Silva Rego
                                            ------------------------------------
                                            Carlos Henrique da Silva Rego
                                            Chief Financial Officer
                                            (Principal Financial and
                                             Accounting Officer)
                                      14
**********