Form 10-Q/A
period 2001-03-31
BRAZIL FAST FOOD CORP
filed 2001-11-19
CIK 914537

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

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

                     BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
             (in thousands of Brazilian Reais, except share amounts)

===========================================================================================================================

                                                   ASSETS
                                                                                        March 31,           December 31,
                                                                                          2001                    2000
                                                                                     ------------           ------------
                                                                                      (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                                        R$  3,448               R$  1,857
     Accounts receivable, net of allowance for doubtful accounts                          3,747                   3,785
     Inventories                                                                          1,218                   1,340
     Subscription receivable                                                                108                       -
     Prepaid expenses and other  current assets                                             869                     816
                                                                                     ------------           ------------
          TOTAL CURRENT ASSETS                                                            9,390                   7,798
                                                                                     ------------           ------------
PROPERTY AND EQUIPMENT, NET                                                              21,371                  21,722

DEFERRED CHARGES, NET                                                                    10,106                  10,301

OTHER RECEIVABLES AND OTHER ASSETS                                                        2,011                   1,873
                                                                                     ------------           ------------
          TOTAL ASSETS                                                                R$ 42,878               R$ 41,694
                                                                                     ============           ============

                                 LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Notes payable                                                                    R$  9,739               R$  9,090
     Accounts payable and accrued expenses                                                4,684                   5,878
     Payroll and related accruals                                                         2,839                   2,473
     Taxes, other than income taxes                                                       3,713                   4,224
     Deferred income                                                                        370                     370
     Other current liabilities                                                              567                     570
                                                                                     ------------           ------------
          TOTAL CURRENT LIABILITIES                                                      21,912                  22,605

NOTES PAYABLE, less current portion                                                       1,110                   1,376

DEFERRED INCOME, less current portion                                                     2,868                   2,468

TAXES IN LITIGATION                                                                       5,521                   9,306

CONTINGENCIES                                                                             1,088                       -

OTHER LIABILITIES                                                                           401                     401
                                                                                     ------------           ------------
          TOTAL LIABILITIES                                                              32,900                  36,156
                                                                                     ------------           ------------
SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 5,000 shares
   authorized; no shares issued                                                               -                       -
  Common stock, $.0001 par value, 40,000,000 shares
   authorized; 3,722,790 and 3,235,290
   shares issued and outstanding                                                              1                       1
   Additional paid-in capital                                                            50,354                  46,226
   Deficit                                                                              (39,720)                (40,154)
   Accumulated comprehensive (loss)                                                        (657)                   (535)
                                                                                     ------------           ------------
          TOTAL SHAREHOLDERS' EQUITY                                                      9,978                   5,538
                                                                                     ------------           ------------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  R$ 42,878               R$ 41,694
                                                                                     ============           ============

                See Notes to Consolidated Financial Statements.

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
            (in thousands of Brazilian Reais, except share amounts)
                                   (Unaudited)

===========================================================================================================================

                                                        For the Three Months Ended March 31,
                                                       -------------------------------------
NET OPERATING REVENUES:                                        2001                  2000
                                                       --------------        ---------------
Restaurant sales                                       R$    19,116          R$    15,783
Franchise income                                                966                   792
Other income                                                  1,391                   917
                                                       --------------        ---------------
        TOTAL NET OPERATING REVENUES                         21,473                17,492
                                                       --------------        ---------------
COSTS AND EXPENSES:
Cost of restaurant sales                                      7,445                 5,883
Restaurant payroll and other employee benefits                3,389                 3,073
Restaurant occupancy and other expenses                       1,985                 1,657
Depreciation and amortization                                   966                   865
Other operating expenses                                      3,764                 2,718
Selling expenses                                              1,375                 1,200
General and administrative expenses                           2,855                 1,609
                                                       --------------        ---------------
        TOTAL COSTS AND EXPENSES                             21,779                17,005
                                                       --------------        ---------------
(LOSS) INCOME FROM OPERATIONS                                  (306)                  487

INTEREST INCOME (EXPENSE) - NET (Note 3)                      1,405                  (560)

FOREIGN EXCHANGE (LOSS) GAIN                                   (665)                  264
                                                       --------------        ---------------
NET INCOME                                             R$       434          R$       191
                                                       ==============        ===============

BASIC AND DILUTED NET INCOME PER COMMON
 SHARE (Note 5)                                        R$      0.13          R$      0.06
                                                       ==============        ===============
WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING:
     BASIC AND DILUTED                                    3,327,373             3,235,290
                                                       ==============        ===============



                See Notes to Consolidated Financial Statements.

          BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
      (in thousands of Brazilian Reais, except share amounts) (Unaudited)

================================================================================

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                        2001           2000
                                                   -----------       ----------

Net Income                                         R$     434        R$   191
Other comprehensive (loss):
   Foreign currency translation adjustment              (122)             -
                                                   -----------       ----------
Comprehensive Income                               R$     312        R$   191
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


===================================================================================================================================

                                              Common Stock              Additional                      Accumulated
                                      ----------------------------      Paid-In                         Comprehensive
                                         Shares         Par Value       Capital         (Deficit)           Loss            Total
                                      -----------       ----------      ----------      ---------      ---------------   ----------

Balance, January 1, 2001                3,235,290      R$       1       $  46,226      R$ (40,154)      R$    (535)      R$   5,538

Private placement                         487,500              --           4,128              --               --            4,128

Net income                                     --              --              --             434               --              434

Cumulative translation adjustment              --              --              --              --             (122)            (122)
                                      -----------     -----------      ----------      -----------      -----------      ----------
Balance, March 31, 2001                 3,722,790       $       1       $  50,354       $ (39,720)       $    (657)       $   9,978
                                      ===========     ===========      ==========      ===========      ===========      ==========




                See Notes to Consolidated Financial Statements.

                     BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            (in thousands of Brazilian Reais, except share amounts)
                                   (Unaudited)

=====================================================================================================


                                                                       Three Months Ended March 31,
                                                                     --------------------------------
                                                                            2001            2000
                                                                     -------------   ----------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net income                                                            R$    434      R$     191
Adjustments to reconcile net income to cash provided by
     (used in) operating activities:
     Depreciation and amortization                                          966             803
     Expense paid through issuance of equity                                158               -
Changes in assets and liabilities:
     (Increase) decrease in:
        Accounts receivable                                                  38             323
        Inventories                                                         122            (475)
        Prepaid expenses and other current assets                          (189)            (63)
        Other assets                                                          -            (190)
     (Decrease) increase in:
        Accounts payable and accrued expenses                              (280)           (320)
        Payroll and related accruals                                        366             530
        Taxes other than income taxes                                      (511)          1,238
        Contingencies                                                     1,088               -
        Deferred income                                                     400            (102)
        Other liabilities                                                (3,790)            127
                                                                     -----------     -----------
          CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES          (1,198)          2,062
                                                                     -----------     -----------
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures                                                       (419)           (385)
                                                                     -----------     -----------
CASH FLOW FROM FINANCING ACTIVITIES:
Net borrowings (repayments) under lines of credit                           383            (647)
Proceeds from issuance of shares of common stock                          2,947               -
                                                                     -----------     -----------
          CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES           3,330            (647)
                                                                     -----------     -----------
EFFECT OF FOREIGN EXCHANGE RATE                                            (122)              -
                                                                     -----------     -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                 1,591           1,030

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          1,857           1,154
                                                                     -----------     -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                            R$  3,448      R$   2,184
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

NOTE 2 - MANAGEMENT PLANS REGARDING GOING CONCERN

     Since the acquisition of Venbo in 1996, the Company has sustained net losses totaling approximately R$39,720. To date, the Company has been dependent upon its initial capital and additional equity and debt financing to fund its operating losses and capital needed for expansion.

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

                    BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

              SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (in thousands of Brazilian Reais, except share amounts)
                                  (Unaudited)

================================================================================

NOTE 4 - PRIVATE PLACEMENT

     As a precedent to closing on the private placement, the Company entered into an agreement with a shareholder (the "Shareholder") to amend certain provisions of an existing Stockholders' Agreement with the Shareholder. The Company agreed to pay the Shareholder $350,000; $100,000 was paid on March 31, 2001, and the balance is to be paid in equal payments of $35,750 over each of the next seven (7) succeeding fiscal quarters. Additionally, the Company issued the Shareholder a warrant to purchase 35,813 shares of the Company's common stock at an exercise price of $5 per share and amended the exercise price to $5 per share on warrants held by the Shareholder which entitled them to purchase an additional 64,187 shares of the Company's common stock. Certain of the Company's Directors agreed to issue as option to the Shareholder to sell 40,000 shares of common stock personally owned by the Directors to the Shareholder at a price of $1.50 per share. At the date of the transaction, the quoted market price of the Company's common stock was $2.50 per share. Accordingly, the excess of the quoted market price of the common stock subject to purchase by the Shareholder over the price to be paid by the Shareholder in the amount of $R86 has been treated as a contribution of capital in the quarter ended March 31, 2001. The costs associated with the amendment to the Stockholders' Agreement in the amount of R$959 have been charged to income included in general and administrative expenses in the Statement of Operations.

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

General and Administrative Expenses

     General and administrative expenses expressed as a percentage of net restaurant sales were approximately 14.9% and 10.2% for the three months ended March 31, 2001 and 2000, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

     Since March 19, 1996, we have funded our operating losses of R$39,720 and made acquisitions of businesses and capital improvements (including store remodeling) by using cash remaining at the closing of our acquisition of Venbo, by borrowing funds from various sources and private placements of securities. As of March 31, 2001, we had cash on hand of R$3,448 and a working capital deficiency of R$12,522.

     Our capital requirements are primarily for expansion of our retail operations. Currently, 4 of our stores are in owned facilities and all the others are in leased facilities. For the three months ended March 31, 2001, our earnings before interest, taxes, depreciation and amortization (EBITDA) was R$1,619, exclusive of the one-time charge associated with the amendment to our Stockholders' Agreement. During the same period, our average cost to open a store approximated R$300 to R$500, including leasehold improvements, equipment and beginning inventory, as well as expenses for store design, site selection, lease negotiation, construction supervision and obtaining permits. We currently estimate that our capital expenditures for fiscal 2001, which will be used to maintain our restaurant network, will approximate R$1,500. We anticipate that our primary use of our cash resources during 2001 will be to service our debt obligations. During 2001, we intend to focus our efforts on expanding both the number of our franchisees and our franchised outlets, neither of which are expected to involve significant capital expenditures by us.

     In the three months ended March 31, 2001, we had net cash used in operating activities of R$(1,198), net cash from investing activities of % R$(419) and had net cash provided by financing activities of R$3,330. The primary source of cash provided by financing activities was private placement of our equity securities in March 2001.

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

Dated: November 19, 2001

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