Form 10-Q/A
period 2001-06-30
BRAZIL FAST FOOD CORP
filed 2001-11-19
CIK 914537

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                _______________

                                   FORM 10-Q/A

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

                     BRAZIL FAST FOOD CORP. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
            (in thousands of Brazilian Reais, except share amounts)
================================================================================

                                                ASSETS
                                                                                          June 30,             December 31,
                                                                                            2001                   2000
                                                                                        -----------          ---------------
                                                                                        (Unaudited)
     CURRENT ASSETS:
          Cash and cash equivalents                                                     R$  1,363                  R$  1,857
          Accounts receivable, net of allowance for doubtful accounts                       3,141                      3,785
          Inventories                                                                         768                      1,340
          Prepaid expenses and other current assets                                         1,178                        816
                                                                                       ----------                -----------
               TOTAL CURRENT ASSETS                                                         6,450                      7,798
                                                                                       ----------                -----------
     PROPERTY AND EQUIPMENT, NET                                                           21,108                     21,722

     DEFERRED CHARGES, NET                                                                  9,910                     10,301

     OTHER RECEIVABLES AND OTHER ASSETS                                                     1,925                      1,873
                                                                                       ----------                -----------
               TOTAL ASSETS                                                            R$  39,393                 R$  41,694
                                                                                       ==========                ===========
                                   LIABILITIES AND SHAREHOLDERS' EQUITY

     CURRENT LIABILITIES:
          Notes payable                                                                R$   4,666                 R$   9,090
          Accounts payable and accrued expenses                                             4,721                      5,878
          Payroll and related accruals                                                      3,028                      2,473
          Taxes, other than income taxes                                                    4,204                      4,224
          Deferred income                                                                     636                        370
         Other current liabilities                                                            479                        570
                                                                                       ----------                -----------
               TOTAL CURRENT LIABILITIES                                                   17,734                     22,605

     NOTES PAYABLE, less current portion                                                    4,740                      1,376

     DEFERRED INCOME, less current portion                                                  2,941                      2,468

     TAXES IN LITIGATION                                                                    8,682                      9,306

     OTHER LIABILITIES                                                                        401                        401
                                                                                       ----------                -----------
               TOTAL LIABILITIES                                                           34,498                     36,156
                                                                                       ----------                -----------
     SHAREHOLDERS' EQUITY:
          Preferred stock, $.01 par value, 5,000 shares authorized; no
           shares issued                                                                       --                         --
          Common stock, $.0001 par value, 40,000,000 shares authorized;
          3,722,790 and 3,235,290 shares issued and outstanding                                 1                          1
          Additional paid-in capital                                                       50,341                     46,226
          Deficit                                                                         (44,708)                   (40,154)
          Accumulated comprehensive (loss)                                                   (739)                      (535)
                                                                                       ----------                -----------
               TOTAL SHAREHOLDERS' EQUITY                                                   4,895                      5,538
                                                                                       ----------                -----------
               TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              R$  39,393                 R$  41,694
                                                                                      ===========                ===========

                See Notes to Consolidated Financial Statements.

                     BRAZIL FAST FOOD CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
            (in thousands of Brazilian Reais, except share amounts)
                                   (Unaudited)

================================================================================

                                                                   For the Six Months Ended June 30,
                                                                ---------------------------------------
NET OPERATING REVENUES:                                              2001                      2000
                                                                --------------             ------------
Restaurant sales                                                R$      35,348             R$    29,716
Franchise income                                                         1,887                    1,560
Other income                                                             2,839                    1,993
                                                                --------------             ------------
        TOTAL NET OPERATING REVENUES                                    40,074                   33,269
                                                                --------------             ------------
COSTS AND EXPENSES:
Cost of restaurant sales                                                13,941                   11,135
Restaurant payroll and other employee benefits                           6,719                    6,112
Restaurant occupancy and other expenses                                  3,947                    3,338
Depreciation and amortization                                            1,942                    1,759
Other operating expenses                                                 7,294                    5,652
Selling expenses                                                         2,876                    2,531
General and administrative expenses                                      4,225                    2,952
                                                                --------------             ------------
        TOTAL COSTS AND EXPENSES                                        40,944                   33,479
                                                                --------------             ------------
LOSS FROM OPERATIONS                                                      (807)                    (210)

INTEREST INCOME (EXPENSE) - NET (Note 3)                                (2,441)                  (1,210)

FOREIGN EXCHANGE (LOSS) GAIN                                            (1,243)                       9
                                                                --------------             ------------
NET LOSS                                                        R$      (4,554)            R$    (1,411)
                                                                ==============             ============

BASIC AND DILUTED NET LOSS PER COMMON SHARE
(Note 5)                                                        R$       (1.29)            R$     (0.44)
                                                                ==============             ============

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING:
     BASIC AND DILUTED                                               3,525,082                3,235,290
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
                                                                ==============       ==============

                See Notes to Consolidated Financial Statements.

                     BRAZIL FAST FOOD CORP. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
             (in thousands of Brazilian Reais, except share amounts)
                                  (Unaudited)

================================================================================

                                                     Six Months Ended June 30,        Three Months Ended June 30,
                                                   ----------------------------       ----------------------------
                                                        2001           2000               2001             2000
                                                   ----------       -----------       -----------       ----------
Net loss                                           R$ (4,554)      R$    (1,411)     R$    (4,988)     R$   (1,600)
Other comprehensive (loss):
   Foreign currency translation adjustment              (204)               (16)              (82)             (16)
                                                   ---------        -----------       -----------       ----------
Comprehensive (loss)                              R$  (4,758)      R$    (1,427)     R$    (5,070)     R$   (1,616)
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

================================================================================

                                                                        Additional                    Accumulated
                                                  Common Stock           Paid-In                     Comprehensive
                                           -------------------------
                                             Shares       Par Value      Capital        (Deficit)         Loss           Total
                                             ------       ---------      -------        ---------         ----           -----
Balance, January 1, 2001                   3,235,290      R$     1     R$    46,226   R$   (40,154)    R$   (535)   R$   5,538

Private placement                            487,500             -            4,115              -             -         4,115

Net loss                                           -             -                -         (4,554)            -        (4,554)

Cumulative translation adjustment                  -             -                -              -          (204)         (204)
                                           ---------       -------      -----------    -----------      --------     ---------
Balance, June 30, 2001                     3,722,790      R$     1     R$    50,341   R$   (44,708)    R$   (739)   R$   4,895
                                           =========       =======      ===========    ===========      ========     =========

               See Notes to Consolidated Financial Statements.

                     BRAZIL FAST FOOD CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            (in thousands of Brazilian Reais, except share amounts)
                                   (Unaudited)
================================================================================

                                                                                 Six Months Ended June 30,
                                                                              ------------------------------
                                                                                   2001               2000
                                                                              -------------        ---------
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss                                                                        R$   (4,554)        R$(1,411)
Adjustments to reconcile net loss to cash (used in)
        provided by operating activities:
        Depreciation and amortization                                                 1,942            1,683
        Expenses paid through issuance of equity                                        158                -
Changes in assets and liabilities:
        (Increase) decrease in:
        Accounts receivable                                                             644              499
        Inventories                                                                     572             (155)
        Prepaid expenses and other current assets                                      (413)            (291)
        Other assets                                                                      -             (492)
        (Decrease) increase in:
        Accounts payable and accrued expenses                                          (244)          (1,311)
        Payroll and related accruals                                                    555             (150)
        Taxes other than income taxes                                                   (20)             583
        Deferred income                                                                 739             (300)
        Other liabilities                                                              (715)           2,442
                                                                                -----------         --------
          CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES                      (1,336)           1,097
                                                                                -----------         --------
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures                                                                   (937)            (976)
                                                                                -----------         --------

CASH FLOW FROM FINANCING ACTIVITIES:
Net borrowings (repayments) under lines of credit                                    (1,060)            (562)
Proceeds from issuance of shares of common stock                                      3,043                -
                                                                                -----------         --------

          CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES                       1,983             (562)
                                                                                -----------         --------
EFFECT OF FOREIGN EXCHANGE RATE                                                        (204)             (16)
                                                                                -----------         --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                              (494)            (457)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      1,857            1,154
                                                                                -----------         --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      R$    1,363         R$   697
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

NOTE 2 - MANAGEMENT PLANS REGARDING GOING CONCERN

     Since the acquisition of Venbo in 1996, the Company has sustained net losses totaling approximately R$44,708. To date, the Company has been dependent upon its initial capital and additional equity and debt financing to fund its operating losses and capital needed for expansion.

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

General and Administrative Expenses

     As a percentage of restaurant sales, general and administrative expenses were approximately 12.0% and 8.4% for the six months ended June 30, 2001 and 2000, respectively, and approximately 9.7% and 9.6% for the three months ended June 30, 2001 and 2000, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

     Since March 1996, we have funded our operating losses of R$44,708 and made acquisitions of businesses and capital improvements (including remodeling of our retail outlets) by using cash remaining at the closing of our acquisition of Venbo, by borrowing funds from various sources and from private placements of securities. As of June 30, 2001, we had cash on hand of R$1,363 and a working capital deficiency of R$11,284.

     Our capital requirements are primarily for expansion of our retail operations. Currently, four of our company-owned retail outlets are located in facilities that we own and all of our other company-owned retail outlets are located in leased facilities. For the six months ended June 30, 2001 and the three months ended June 30, 2001, our earnings before interest, taxes, depreciation and amortization (EBITDA) were R$2,031, exclusive of the one-time charge associated with the amendment to our Stockholders' Agreement, and R$412, respectively. During the same periods, our average cost to open a retail outlet was approximately R$300 to R$500, including leasehold improvements, equipment and beginning inventory, as well as expenses for store design, site selection, lease negotiation, construction supervision and obtaining permits. We currently estimate that our capital expenditures for fiscal 2001, which will be used to maintain our restaurant network, will be approximately R$1,500. We anticipate that the primary use of our cash resources during 2001 will be to service our debt obligations. During the remaining periods of 2001, we intend to focus our efforts on expanding both the number of our franchisees and the number of our franchised retail outlets, neither of which are expected to require significant capital expenditures.

     As of June 30, 2001, we had net cash used in operating activities of R$(1,336), net cash from investing activities of R$(937) and net cash provided by financing activities of R$1,983.

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

Dated: November 19, 2001
                                            Brazil Fast Food Corp.
                                                 (Registrant)


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