Form 10-Q
period 2001-09-30
BRAZIL FAST FOOD CORP
filed 2001-11-19
CIK 914537

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                _______________

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended September 30, 2001.

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

     As of November 19, 2001, there were 3,722,790 shares of the Registrant's Common Stock outstanding.

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

                     BRAZIL FAST FOOD CORP. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
            (in thousands of Brazilian Reais, except share amounts)
================================================================================

                                                ASSETS
                                                                                       September 30,           December 31,
                                                                                            2001                   2000
                                                                                        -----------          ---------------
                                                                                        (Unaudited)
     CURRENT ASSETS:
          Cash and cash equivalents                                                     R$  1,517                  R$  1,857
          Accounts receivable, net of allowance for doubtful accounts                       2,938                      3,785
          Inventories                                                                         693                      1,340
          Prepaid expenses and other current assets                                         1,166                        816
                                                                                       ----------                -----------
               TOTAL CURRENT ASSETS                                                         6,314                      7,798
                                                                                       ----------                -----------
     PROPERTY AND EQUIPMENT, NET                                                           20,584                     21,722

     DEFERRED CHARGES, NET                                                                  9,716                     10,301

     OTHER RECEIVABLES AND OTHER ASSETS                                                     2,173                      1,873
                                                                                       ----------                -----------
               TOTAL ASSETS                                                            R$  38,787                 R$  41,694
                                                                                       ==========                ===========
                                   LIABILITIES AND SHAREHOLDERS' EQUITY

     CURRENT LIABILITIES:
          Notes payable                                                                R$   9,996                 R$   9,090
          Accounts payable and accrued expenses                                             5,973                      5,878
          Payroll and related accruals                                                      3,314                      2,473
          Taxes, other than income taxes                                                    4,629                      4,224
          Deferred income                                                                     636                        370
         Other current liabilities                                                            468                        570
                                                                                       ----------                -----------
               TOTAL CURRENT LIABILITIES                                                   25,016                     22,605

     NOTES PAYABLE, less current portion                                                      677                      1,376

     DEFERRED INCOME, less current portion                                                  2,750                      2,468

     TAXES IN LITIGATION                                                                    8,052                      9,306

     OTHER LIABILITIES                                                                        401                        401
                                                                                       ----------                -----------
               TOTAL LIABILITIES                                                           38,896                     36,156
                                                                                       ----------                -----------
     SHAREHOLDERS' EQUITY:
          Preferred stock, $.01 par value, 5,000 shares authorized; no
           shares issued                                                                       --                         --
          Common stock, $.0001 par value, 40,000,000 shares authorized;
          3,722,790 and 3,235,290 shares issued and outstanding                                 1                          1
          Additional paid-in capital                                                       50,341                     46,226
          Deficit                                                                         (47,740)                   (40,154)
          Accumulated comprehensive (loss)                                                   (711)                      (535)
                                                                                       ----------                -----------
               TOTAL SHAREHOLDERS' EQUITY                                                   1,891                      5,538
                                                                                       ----------                -----------
               TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              R$  38,787                 R$  41,694
                                                                                      ===========                ===========

                See Notes to Consolidated Financial Statements.

                     BRAZIL FAST FOOD CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
            (in thousands of Brazilian Reais, except share amounts)
                                   (Unaudited)

================================================================================

                                                                For the Nine Months Ended September 30,
                                                                ---------------------------------------
NET OPERATING REVENUES:                                              2001                      2000
                                                                --------------             ------------
Restaurant sales                                                R$      50,843             R$    45,250
Franchise income                                                         2,906                    3,358
Other income                                                             4,255                    2,222
                                                                --------------             ------------
        TOTAL NET OPERATING REVENUES                                    58,004                   50,828
                                                                --------------             ------------
COSTS AND EXPENSES:
Cost of restaurant sales                                                20,184                   17,151
Restaurant payroll and other employee benefits                           9,767                    8,984
Restaurant occupancy and other expenses                                  6,072                    5,056
Depreciation and amortization                                            2,996                    2,673
Other operating expenses                                                10,696                    8,791
Selling expenses                                                         4,360                    3,836
General and administrative expenses                                      5,491                    4,533
                                                                --------------             ------------
        TOTAL COSTS AND EXPENSES                                        59,566                   51,024
                                                                --------------             ------------
LOSS FROM OPERATIONS                                                    (1,562)                    (196)

INTEREST INCOME (EXPENSE) - NET (Note 3)                                (3,519)                  (1,893)

FOREIGN EXCHANGE (LOSS) GAIN                                            (2,505)                    (146)
                                                                --------------             ------------
NET LOSS                                                        R$      (7,586)            R$    (2,235)
                                                                ==============             ============

BASIC AND DILUTED NET LOSS PER COMMON SHARE
(Note 5)                                                        R$       (2.11)            R$     (0.69)
                                                                ==============             ============

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING:
     BASIC AND DILUTED                                               3,590,984                3,235,290
                                                                ==============             ============

                See Notes to Consolidated Financial Statements.

                     BRAZIL FAST FOOD CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
            (in thousands of Brazilian Reais, except share amounts)
                                   (Unaudited)

================================================================================

                                                              For the Three Months Ended September 30,
                                                              ---------------------------------------
NET OPERATING REVENUES:                                              2001                 2000
                                                              ----------------       ----------------
 Restaurant sales                                               R$      15,495       R$      15,534
 Franchise income                                                        1,019                1,715
 Other income                                                            1,416                  310
                                                              ----------------       ----------------
        TOTAL NET OPERATING REVENUES                                    17,930               17,559
                                                              ----------------       ----------------
COSTS AND EXPENSES:
 Cost of restaurant sales                                                6,243                6,016
 Restaurant payroll and other employee benefits                          3,048                2,872
 Restaurant occupancy and other expenses                                 2,125                1,718
 Depreciation and amortization                                           1,054                  914
 Other operating expenses                                                3,402                3,139
 Selling expenses                                                        1,484                1,305
 General and administrative expenses                                     1,266                1,581
                                                              ----------------       ----------------
        TOTAL COSTS AND EXPENSES                                        18,622               17,545
                                                              ----------------       ----------------
LOSS FROM OPERATIONS                                                      (692)                  14

INTEREST INCOME (EXPENSE) - NET (Note 3)                                (1,078)                (683)

FOREIGN EXCHANGE LOSS                                                   (1,262)                (155)
                                                              ----------------       ----------------
NET LOSS                                                        R$      (3,032)      R$        (824)
                                                              ================       ================
BASIC AND DILUTED NET LOSS PER COMMON SHARE
(Note 5)                                                        R$       (0.81)      R$       (0.25)
                                                              ================       ================
WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING:
     BASIC AND DILUTED                                               3,722,790            3,235,290
                                                              ================       ================

                See Notes to Consolidated Financial Statements.

                     BRAZIL FAST FOOD CORP. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
             (in thousands of Brazilian Reais, except share amounts)
                                  (Unaudited)

================================================================================

                                                   Nine Months Ended September 30,       Three Months Ended September 30,
                                                   ------------------------------     --------------------------------
                                                       2001              2000             2001               2000
                                                   -----------       ------------     -------------       ------------
Net loss                                           R$ (7,586)      R$    (2,235)     R$    (3,032)      R$    (824)
Other comprehensive (loss):
   Foreign currency translation adjustment              (176)               (37)               28              (21)
Comprehensive (loss)                              R$  (7,762)      R$    (2,272)     R$    (3,004)      R$    (845)
                                                   ==========        ============     =============       ============

                See Notes to Consolidated Financial Statements.

                     BRAZIL FAST FOOD CORP. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
            (in thousands of Brazilian Reais, except share amounts)
                                  (Unaudited)

================================================================================

                                                                        Additional                    Accumulated
                                                  Common Stock           Paid-In                     Comprehensive
                                           -------------------------
                                             Shares       Par Value      Capital        (Deficit)         Loss           Total
                                             ------       ---------      -------        ---------         ----           -----
Balance, January 1, 2001                   3,235,290      R$     1     R$    46,226   R$   (40,154)    R$   (535)   R$   5,538

Private placement                            487,500             -            4,115              -             -         4,115

Net loss                                           -             -                -         (7,586)            -        (7,586)

Cumulative translation adjustment                  -             -                -              -          (176)         (176)
                                           ---------       -------      -----------    -----------      --------     ---------
Balance, June 30, 2001                     3,722,790      R$     1     R$    50,341   R$   (47,740)    R$   (711)   R$   1,891
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

                                                                                     For the Nine Months
                                                                                     Ended September 30,
                                                                              -------------------------------
                                                                                   2001               2000
                                                                              --------------       ----------
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss                                                                        R$   (7,586)        R$(2,235)
Adjustments to reconcile net loss to cash (used in)
        provided by operating activities:
        Depreciation and amortization                                                 2,996            2,530
        Expenses paid through issuance of equity                                        158                -
Changes in assets and liabilities:
        (Increase) decrease in:
        Accounts receivable                                                             847              275
        Inventories                                                                     647             (302)
        Prepaid expenses and other current assets                                      (648)            (333)
        Other assets                                                                      -             (548)
        (Decrease) increase in:
        Accounts payable and accrued expenses                                           942             (785)
        Payroll and related accruals                                                    841              501
        Taxes other than income taxes                                                   405              862
        Deferred income                                                                 548             (398)
        Other liabilities                                                            (1,356)           2,079
                                                                                ------------        ---------
          CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES                      (2,206)           1,646
                                                                                ------------        ---------
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures                                                                 (1,208)          (1,653)
                                                                                ------------        ---------

CASH FLOW FROM FINANCING ACTIVITIES:
Net borrowings (repayments) under lines of credit                                       207              103
Proceeds from issuance of shares of common stock                                      3,043                -
                                                                                ------------        ---------

          CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES                       3,250              103
                                                                                ------------        ---------
EFFECT OF FOREIGN EXCHANGE RATE                                                        (176)             (37)
                                                                                ------------        ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                              (340)              59
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      1,857            1,154
                                                                                ------------        ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      R$    1,517         R$ 1,213
                                                                                ============        =========

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

NOTE 1 - FINANCIAL STATEMENT PRESENTATION

     The accompanying financial statements have been prepared by Brazil Fast Food Corp. (the "Company"), without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2001 and for all periods presented have been made. The results of operations for the periods ended September 30, 2001 and 2000 are not necessarily indicative of the operating results for a full year. Unless otherwise specified all references in these financial statements to (i ) "Reais" or "R$" are to the Brazilian Real (singular), or to Brazilian Reais (plural), the legal currency of Brazil, and (ii ) "U.S. Dollars" or "$" are to United States' dollars.

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

NOTE 2 - MANAGEMENT PLANS REGARDING GOING CONCERN

     Since the acquisition of Venbo in 1996, the Company has sustained net losses totaling approximately R$47,740. To date, the Company has been dependent upon its initial capital and additional equity and debt financing to fund its operating losses and capital needed for expansion.

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

     During the second quarter of 2000, the Company withdrew its lawsuit regarding federal taxes and applied to join a tax amnesty program offered by the Brazilian Federal government (REFIS). Through this program, all past due federal taxes will be paid in monthly installments equivalent to 1.2% of the Company's gross sales, with interest accruing at rates set by the Brazilian Federal government, currently 10.0% per year.

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

NOTE 4 - PRIVATE PLACEMENT (cont'd)

     As a precedent to closing on the private placement, the Company entered into an agreement with a shareholder (the "Shareholder") to amend certain provisions of an existing Stockholders' Agreement with the Shareholder. The Company agreed to pay the Shareholder $350,000; $100,000 was paid on March 31, 2001, and the balance is to be paid in equal payments of $35,750 over each of the next seven (7) succeeding fiscal quarters. Additionally, the Company issued the Shareholder a warrant to purchase 35,813 shares of the Company's common stock at an exercise price of $5 per share and amended the exercise price to $5 per share on warrants held by the Shareholder which entitled them to purchase an additional 64,187 shares of the Company's common stock. Certain of the Company's Directors agreed to issue an option to the Shareholder to sell 40,000 shares of common stock personally owned by the Directors to the Shareholder at a price of $1.50 per share. At the date of the transaction, the quoted market price of the Company's common stock was $2.50 per share. Accordingly, the excess of the quoted market price of the common stock subject to purchase by the Shareholder over the price to be paid by the Shareholder in the amount of R$86 has been treated as a contribution of capital in the quarter ended March 31, 2001. The costs associated with the amendment to the Stockholders' Agreement in the amount of R$959 have been charged to income included in general and administrative expenses in the Statement of Operations.

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

Recent Developments

     Brazilian Economy: Beginning in mid-1999, and continuing to the end of 2000, the Brazilian economy experienced a recovery from its economic recession that began in late 1998 and showed substantial increases in agricultural and industrial production, reduced unemployment, increased retail sales levels and a positive trade balance. During this period, we experienced growth of our revenues.

     This recovery stopped at the end of the first quarter of 2001 due to economic problems in Argentina, which negatively impacted the economies of all the other Latin American countries, including Brazil. The recovery also ceased due to electricity rationing in Brazil.

     During the third quarter of 2001, the following issues significantly affected our restaurant sales and the results of our operations:

     (i) The September 11th terrorist attack in New York City: as in the rest of the world, Brazilian population was shocked with the September 11th attacks in New York City and, therefore, reduced expenses in meals and entertainment;

     (ii) Worsening of Argentina's economic outlook: during the third quarter the perception of Argentina's lack of alternatives was strong than ever. There were rumors that the country would have to either devaluate the peso or fully adopt the US dollar as the national currency in the near future. Another source of concern is Argentina's debt, which the market believes is about to default in the coming months. The worsening Argentina's economic outlook made it more expensive for Brazilian firms to raise and maintain their funding due to the increase of risk perception for the entire South America region; and

     (iii) Increase of cost of debt in Brazil: due to the September 11th terrorist attacks and the increase of uncertainty, local banks in Brazil quickly revised their credit policies and interest rates. Therefore, funding through local banks became more difficult to obtain and, as a consequence, much more expensive as well.

     As a result of the abovementioned issues, the Brazilian currency, the Real, experienced a devalation of 37,83% during the nine months ended September 30, 2001 compared to the U.S.Dollar. The reduction in value of the Real has significantly increased the financing costs on our U.S. Dollar-denominated debt.

     Despite the worsening of the world economic scenario, our franchisees have confirmed their intention to comply with our schedule for opening new stores.

     Energy  Crisis.  In May 2001,  as a result of a  shortfall  of  electricity generating and transmission capacity by Brazilian utilities suppliers, the Brazilian federal government announced an electricity rationing plan in order to avoid electricity outages throughout most of Brazil. The rationing plan imposes significant penalties on residences and companies that fail to reduce electricity consumption by at least 20% in relation to amounts consumed in the previous year. These penalties range from substantial increases in tariffs on consumption to the disruption of electricity service for a number of days. The Company has effected at least a 20% reduction in its electrical consumption, thereby avoiding the imposition of penalties under this rationing plan, and, furthermore, is selling the exceedng electrecity savings to other companies.

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


RESULTS OF OPERATION

     The reduction in value of the Real, coupled with the Brazilian energy crisis and Argentina economic crisis, has had an adverse effect on our operating results during 2001, and in particular during the three months ended September 30, 2001.

Restaurant Sales

     Net restaurant sales for our company-owned retail outlets increased R$5,593,000 or 12.4% to R$50,843,000 for the nine months ended September 30, 2001 as compared to R$45,250,000 for the nine months ended September 30, 2000. Same store sales increased approximately 1.3% for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000.

     Net restaurant sales for our company-owned retail outlets decreased R$39,000 or 0.25% to R$15,495,000 for the three months ended September 30, 2001 as compared to R$15,534,000 for the three months ended September 30, 2000. Same store sales decreased approximately 3.1% for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000.

     The increase in our net restaurant sales for the nine months ended September 30, 2001, compared to the same period of 2000, was partially offset by the macroeconomic factors described above. Our net restaurant sales decreased in the quarter ended September 30, 2001, when contrasted to the same period of 2000. In spite of the operating improvements that reflected positively upon the Company revenues throughout 2001, the referred macroeconomic factors had a greater impact on the third quarter of 2001 driving to slightly lower restaurant sales.

     The operating factors that positively impacted the Company sales during 2001:

     .    our constant sales initiatives and promotional campaigns;

     . our continuous introduction of new products and the expansion of our product offerings;

     . a 10.1% increase in the average sales prices of our products during the three months ended September 30, 2001 and a 7.3% increase in such sales prices during the nine months ended September 30, 2001;

     .    a reduction in the tax rate imposed upon our sales in the State of Rio
          de  Janeiro,   which  resulted  in  higher  net  restaurant  sales  of
          R$1,835,000 for the nine months ended September 30; and

     . the continued expansion of our company-owned retail outlets from 69 as of September 30, 2000 to 72 as of September 30, 2001, which resulted in an increase in revenues of approximately R$1,830,000 for the nine months ended September 30, 2001 and approximately R$494,000 for the three months ended September 30, 2001.

Franchise Income

     Franchise income increased R$674,000 or 30.2% to R$2,906,000 for the nine months ended September 30, 2001 as compared to R$2,232,000 for the nine months ended September 30, 2000. Franchise income increased R$266,000 or 35,3% to R$ 1,019,000 for the three months ended September 30, 2001 as compared to R$753,000 for the three months ended September 30, 2000. These increases are mainly attributable to the growth of our franchised business from 138 retail outlets as of September 30, 2000 to 177 as of September 30, 2001. Such increases were partially offset by the effects of the macroeconomic factors described above which impacted negatively the franchised restaurant sales.


Other Income

     Other income is comprised of the initial fees paid by our franchisees and such franchisees' contributions to our marketing efforts, as well as income derived from suppliers pursuant to the terms of certain exclusivity agreements.

     Other income increased R$ 909,000 or 27.2% to R$4,255,000 for the nine months ended September 30, 2001 as compared to R$3,346,000 for the nine months ended September 30, 2000. This increase is attributable to the growth of our franchised business from 138 retail outlets as of September 30, 2000 to 177 retail outlets as of September 30, 2001 and to the 33 new franchise agreements we entered into during the nine months ended September 30, 2001 as compared with only 23 such agreements for the same period in 2000.

     Other income increased R$144,000 or 11.3% to R$1,416,000 for the three months ended September 30, 2001 as compared to R$1,272,000 for the three months ended September 30, 2000.

     This increase is attributable to the growth of our franchised business and the increase in the number of franchised retail outlets during the three months ended September 30, 2001.


Cost of Restaurant Sales

     As a percentage of restaurant sales, cost of restaurant sales were 39.7% and 37.9% for the nine months ended September 30, 2001 and 2000, respectively, and 40.3% and 38.7% for the three months ended September 30, 2001 and 2000, respectively.

     These percentage increases are mainly attributable to:

     - increases in the cost of meat and chicken products beginning in the third quarter of 2000 and continuing into the first quarter of 2001, as well as increases in the cost of soft drinks and ice cream during the first and second quarters of 2001.

     - to taxation reduction in the State of Rio de Janeiro, as noted above, which has had the effect of limiting tax credits on certain purchases, such as food.

     The effects of such increases on our gross margin were partially offset by increases in the sales prices of our products, as noted above.

Restaurant Payroll and Other Employee Benefits

     As a percentage of restaurant sales, restaurant payroll and other employee benefits decreased from 19.9% to 19.2% for the nine months ended September 30, 2000 and 2001, respectively.

     These percentage decreases are primarily attributable to changes in the status of our store personnel, who prior to the first quarter of 2000 were hired and compensated as "employees" rather than as "trainees" who would receive lower rates of compensation than employees and fewer employee benefits. Throughout 2000 and 2001, all new store personnel have been hired and compensated as trainees, which has resulted in lower employment charges and fringe benefit costs while also attracting younger and more motivated personnel. These percntage decreases are also attributable to the reduction of store personel in approximately 300 employees during the quarter ended 30 September, 2001. Increases in salaries mandated by union-driven agreements and increases in employee transportation costs have partially offset the decreases resulting from these changes.

     As a percentage of restaurant sales, restaurant payroll and other employee benefits increased from 18.5% to 19.7% for the three months ended September 30, 2000 and 2001, respectively.

     Despite of the positive effects provided from changing the personnel profile in our stores, these cost reductions were offset by the effect of the decreased restaurant sales, as noted above, resulting in a percentage increase for these quarter periods in 2001 as compared to such periods in 2000.


Restaurant Occupancy Costs and Other Expenses

     As a percentage of restaurant sales, restaurant occupancy costs and other expenses increased from 11.2% to 11.9% for the nine months ended September 30, 2000 and 2001, respectively, and from 11.1% to 13.7% for the three months ended September 30, 2000 and 2001, respectively.

     These percentages increases are mainly attributable to the increases in our minimum rent obligations during the first and second quarters of 2001, which are linked to our increased number of retail outlets and to the contractual annualy restatements indexed to the Brazilian inflation currently at 7.7%.


Depreciation and Amortization

     As a percentage of restaurant sales, depreciation and amortization were approximately (2.5%) and (5.9%) for the nine months ended September 30, 2001 and 2000, respectively, and approximately 4.2% and (5.9%) for the three months ended September 30, 2001 and 2000, respectively.

     As a result of review on the monetary restatement of the cost of fixed assets and their depreciation, we accounted for a non-recurring adjustment (credit) on depreciation and amortization expense of approximately R$ 1,709,000 in quarter ended September, 30 2001. Excluding such adjustment, depreciation and amortization would have been, as a percentage of restaurant sales, approximately (5.9%) and (5.9%) for the nine months ended September 30, 2001 and 2000, respectively, approximately (6.8)% and (5.9%) for the three months ended September 30, 2001 and 2000, respectively.

     Although depreciation and amortization expense slightly increased for the three months and nine months ended September 30, 2001 as a result of our increased number of retail outlets, such increases were offset by the effect of the increased sales prices of our products, as noted above, resulting in a percentage stability for the nine-month period in 2001 as compared to such period in 2000.

     The decrease on restaurant sales during the quarter ended September, 30 2001 as compared to the same period of 2000, noted above, resulted in a percentage increase of Depreciation and Amortization Expenses for these periods.

Other Operating Expenses

     As a percentage of restaurant sales, other operating expenses were approximately 21.0% and 19.4% for the nine months ended September 30, 2001 and 2000, respectively, and approximately 22.0% and 20.2% for the three months ended September 30, 2001 and 2000, respectively.

     The percentage increases of other operating expenses from 2000 to 2001 are mainly attributable to the costs associated with outsourcing of managerial personnel, increased costs for utilities, primarily those for electricity, and increases in maintenance and money collection costs.


Selling Expenses

     As a percentage of restaurant sales, selling expenses were approximately 8.6% and 8.5% for the nine months ended September 30, 2001 and 2000, respectively, and approximately 9.6% and 8.4% for the three months ended September 30, 2001 and 2000.

     Advertising and publicity costs increased during the three months and nine months ended September 30, 2001 as a result of our increased number of retail outlets.


General and Administrative Expenses

     As a percentage of restaurant sales, general and administrative expenses were approximately 8.8% and 10.0% for the nine months ended September 30, 2001 and 2000, respectively, and approximately 7.8% and 10.2% for the three months ended September 30, 2001 and 2000, respectively. Overall, general and administrative expenses remained at constant levels for the three months and nine months ended September 30, 2001 as compared to the same periods in 2000.


Interest Income and Expenses

     As a percentage of restaurant sales, net interest expense and foreign exchange gains and/or losses were approximately 13.7% and 10.3% for the nine months ended September 30, 2001 and 2000, respectively, and approximately 18.5% and 11.2% for the three months ended September 30, 2001 and 2000, respectively.

     These percentage increases for the three months and nine months ended September 30, 2001 as compared to the same periods in 2000 are primarily attributable to an increase in the Brazilian interest rate and an increase in the exchange rate between the Real and the U.S. Dollar. Increases in the exchange rate have had an immediate and direct impact on our debt that is denominated in U.S. Dollars and the interest on such debt.

LIQUIDITY AND CAPITAL RESOURCES

     Since March 1996, we have funded our operating losses of R$______ and made acquisitions of businesses and capital improvements (including remodeling of our retail outlets) by using cash remaining at the closing of our acquisition of Venbo, by borrowing funds from various sources and from private placements of securities. As of September 30, 2001, we had cash on hand of R$_______ and a working capital deficiency of R$_______.

     Our capital requirements are primarily for expansion of our retail operations. Currently, four of our company-owned retail outlets are located in facilities that we own and all of our other company-owned retail outlets are located in leased facilities. For the nine months ended September 30, 2001 and the three months ended September 30, 2001, our earnings before interest, taxes, depreciation and amortization (EBITDA) were R$_____ and R$____, respectively. During the same periods, our average cost to open a retail outlet was approximately R$300 to R$500, including leasehold improvements, equipment and beginning inventory, as well as expenses for store design, site selection, lease negotiation, construction supervision and obtaining permits. We currently estimate that our capital expenditures for fiscal 2001, which will be used to maintain our restaurant network, will be approximately R$1,500. We anticipate that the primary use of our cash resources during 2001 will be to service our debt obligations. During the remaining periods of 2001, we intend to focus our efforts on expanding both the number of our franchisees and the number of our franchised retail outlets, neither of which are expected to require significant capital expenditures.

     As of September 30, 2001, we had net cash used in operating activities of R$____, net cash from investing activities of R$____ and net cash provided by financing activities of R$______.

     Currently, the Company has no significant unused credit line.

     Our debt obligation as of September 30, 2001 is described bellow:

        Revolving lines of credit(a)........................ R$ 3,132,000
        Mortgages payable(b)................................    4,757,000
        Equipment leasing facility(c).......................    2,784,000
        Other...............................................      --
                                                             ------------
                                                               10,673,000

     (a) Due on demand from various financial institutions; interest rates ranging from 20.1% to 48.2% per annum; collaterized by accounts receivables and guaranteed by certain officers. (b) Due in full June 2001; interest payments due semi-annually; interest charged at 15% per annum; secured by certain property with a carrying value of R$ 6,568,000 at September 30, 2001; principal and interest indexed to the U.S. dollar, thus susceptible to exchange rate variations due to the devaluation of the Real. (c) Provides for maximum borrowings of R$ 734 for the funding of information technology funding, R$ 1,980 for funding of restaurant equipment and R$ 793 for refinancing of past due Notes Payable on both information technology and restaurant equipment ; payable in monthly installments together with interest with a final payment due November 2002; interest charged at rates ranging between 15% and 18% per annum; secured by equipment under lease; principal and interest indexed to the U.S. dollar, thus susceptible to exchange rates variations due to the devaluation of the Real.

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


Item 6.  Exhibits and Reports on Form 8-K.

         (a)   Exhibits:

               None.

         (b)   Reports on Form 8-K:

               On October 31, 2001, we filed a Current Report on Form 8-K, dated as of September 4, 2001, reporting under the following Items:

                    Item 4
                    Item 7



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