Form 10-Q/A
period 2001-09-30
BRAZIL FAST FOOD CORP
filed 2001-11-27
CIK 914537

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
================================================================================

                                                ASSETS
                                                                                       September 30,           December 31,
                                                                                            2001                   2000
                                                                                        -----------          ---------------
                                                                                        (Unaudited)
     CURRENT ASSETS:
          Cash and cash equivalents                                                     R$  1,517                  R$  1,857
          Accounts receivable, net of allowance for doubtful accounts                       2,938                      3,785
          Inventories                                                                         693                      1,340
          Prepaid expenses and other current assets                                         1,166                        816
                                                                                       ----------                -----------
               TOTAL CURRENT ASSETS                                                         6,314                      7,798
                                                                                       ----------                -----------
     PROPERTY AND EQUIPMENT, NET                                                           20,584                     21,722

     DEFERRED CHARGES, NET                                                                  9,716                     10,301

     OTHER RECEIVABLES AND OTHER ASSETS                                                     2,173                      1,873
                                                                                       ----------                -----------
               TOTAL ASSETS                                                            R$  38,787                 R$  41,694
                                                                                       ==========                ===========
                                   LIABILITIES AND SHAREHOLDERS' EQUITY

     CURRENT LIABILITIES:
          Notes payable                                                                R$   9,996                 R$   9,090
          Accounts payable and accrued expenses                                             5,973                      5,878
          Payroll and related accruals                                                      3,314                      2,473
          Taxes, other than income taxes                                                    4,629                      4,224
          Deferred income                                                                     636                        370
          Other current liabilities                                                           468                        570
                                                                                       ----------                -----------
               TOTAL CURRENT LIABILITIES                                                   25,016                     22,605

     NOTES PAYABLE, less current portion                                                      677                      1,376

     DEFERRED INCOME, less current portion                                                  2,750                      2,468

     TAXES IN LITIGATION                                                                    8,052                      9,306

     OTHER LIABILITIES                                                                        401                        401
                                                                                       ----------                -----------
               TOTAL LIABILITIES                                                           36,896                     36,156
                                                                                       ----------                -----------
     SHAREHOLDERS' EQUITY:
          Preferred stock, $.01 par value, 5,000 shares authorized; no
           shares issued                                                                       --                         --
          Common stock, $.0001 par value, 40,000,000 shares authorized;
          3,722,790 and 3,235,290 shares issued and outstanding                                 1                          1
          Additional paid-in capital                                                       50,341                     46,226
          Deficit                                                                         (47,740)                   (40,154)
          Accumulated comprehensive (loss)                                                   (711)                      (535)
                                                                                       ----------                -----------
               TOTAL SHAREHOLDERS' EQUITY                                                   1,891                      5,538
                                                                                       ----------                -----------
               TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              R$  38,787                 R$  41,694
                                                                                      ===========                ===========

                See Notes to Consolidated Financial Statements.

                     BRAZIL FAST FOOD CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
            (in thousands of Brazilian Reais, except share amounts)
                                   (Unaudited)

================================================================================

                                                                For the Nine Months Ended September 30,
                                                                ---------------------------------------
NET OPERATING REVENUES:                                              2001                      2000
                                                                --------------             ------------
Restaurant sales                                                R$      50,843             R$    45,250
Franchise income                                                         2,906                    2,232
Other income                                                             4,255                    3,346
                                                                --------------             ------------
        TOTAL NET OPERATING REVENUES                                    58,004                   50,828
                                                                --------------             ------------
COSTS AND EXPENSES:
Cost of restaurant sales                                                20,184                   17,151
Restaurant payroll and other employee benefits                           9,767                    8,984
Restaurant occupancy and other expenses                                  6,072                    5,056
Depreciation and amortization                                            2,996                    2,673
Other operating expenses                                                10,696                    8,791
Selling expenses                                                         4,360                    3,836
General and administrative expenses                                      5,491                    4,533
                                                                --------------             ------------
        TOTAL COSTS AND EXPENSES                                        59,566                   51,024
                                                                --------------             ------------
LOSS FROM OPERATIONS                                                    (1,562)                    (196)

INTEREST INCOME (EXPENSE) - NET (Note 3)                                (3,519)                  (1,893)

FOREIGN EXCHANGE LOSS                                                   (2,505)                    (146)
                                                                --------------             ------------
NET LOSS                                                        R$      (7,586)            R$    (2,235)
                                                                ==============             ============

BASIC AND DILUTED NET LOSS PER COMMON SHARE                     R$       (2.11)            R$     (0.69)
                                                                ==============             ============

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING:
     BASIC AND DILUTED                                               3,590,984                3,235,290
                                                                ==============             ============

                See Notes to Consolidated Financial Statements.

                     BRAZIL FAST FOOD CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
            (in thousands of Brazilian Reais, except share amounts)
                                   (Unaudited)

================================================================================

                                                              For the Three Months Ended September 30,
                                                              ---------------------------------------
NET OPERATING REVENUES:                                              2001                 2000
                                                              ----------------       ----------------
 Restaurant sales                                               R$      15,495       R$      15,534
 Franchise income                                                        1,019                  753
 Other income                                                            1,416                1,272
                                                              ----------------       ----------------
        TOTAL NET OPERATING REVENUES                                    17,930               17,559
                                                              ----------------       ----------------
COSTS AND EXPENSES:
 Cost of restaurant sales                                                6,243                6,016
 Restaurant payroll and other employee benefits                          3,048                2,872
 Restaurant occupancy and other expenses                                 2,125                1,718
 Depreciation and amortization                                           1,054                  914
 Other operating expenses                                                3,402                3,139
 Selling expenses                                                        1,484                1,305
 General and administrative expenses                                     1,266                1,581
                                                              ----------------       ----------------
        TOTAL COSTS AND EXPENSES                                        18,622               17,545
                                                              ----------------       ----------------
(LOSS) INCOME FROM OPERATIONS                                             (692)                  14

INTEREST INCOME (EXPENSE) - NET (Note 3)                                (1,078)                (683)

FOREIGN EXCHANGE LOSS                                                   (1,262)                (155)
                                                              ----------------       ----------------
NET LOSS                                                        R$      (3,032)      R$        (824)
                                                              ================       ================
BASIC AND DILUTED NET LOSS PER COMMON SHARE
(Note 5)                                                        R$       (0.81)      R$       (0.25)
                                                              ================       ================
WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING:
     BASIC AND DILUTED                                               3,722,790            3,235,290
                                                              ================       ================

                See Notes to Consolidated Financial Statements.

                     BRAZIL FAST FOOD CORP. AND SUBSIDIARY

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands of Brazilian Reais, except share amounts)
                                  (Unaudited)

================================================================================

                                                   Nine Months Ended September 30,       Three Months Ended September 30,
                                                   ------------------------------     --------------------------------
                                                       2001              2000             2001               2000
                                                   -----------       ------------     -------------       ------------
Net loss                                           R$ (7,586)      R$    (2,235)     R$    (3,032)      R$    (824)
Other comprehensive (loss} income:
   Foreign currency translation adjustment              (176)               (37)               28              (21)
                                                   ----------        ------------     -------------       ------------
Comprehensive loss                                R$  (7,762)      R$    (2,272)     R$    (3,004)      R$    (845)
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

================================================================================

                                                                        Additional                    Accumulated
                                                  Common Stock           Paid-In                     Comprehensive
                                           -------------------------
                                             Shares       Par Value      Capital        (Deficit)         Loss           Total
                                             ------       ---------      -------        ---------         ----           -----
Balance, January 1, 2001                   3,235,290      R$     1     R$    46,226   R$   (40,154)    R$   (535)   R$   5,538

Private placement                            487,500             -            4,115              -             -         4,115

Net loss                                           -             -                -         (7,586)            -        (7,586)

Cumulative translation adjustment                  -             -                -              -          (176)         (176)
                                           ---------       -------      -----------    -----------      --------     ---------
Balance, September 30, 2001                3,722,790      R$     1     R$    50,341   R$   (47,740)    R$   (711)   R$   1,891
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

                                                                                     For the Nine Months
                                                                                     Ended September 30,
                                                                              -------------------------------
                                                                                   2001               2000
                                                                              --------------       ----------
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss                                                                        R$   (7,586)        R$(2,235)
Adjustments to reconcile net loss to cash (used in)
        provided by operating activities:
        Depreciation and amortization                                                 2,996            2,530
        Expenses paid through issuance of equity                                        158                -
Changes in assets and liabilities:
    (Increase) decrease in:
        Accounts receivable                                                             847              275
        Inventories                                                                     647             (302)
        Prepaid expenses and other current assets                                      (648)            (333)
        Other assets                                                                      -             (548)
    (Decrease) increase in:
        Accounts payable and accrued expenses                                           942             (785)
        Payroll and related accruals                                                    841              501
        Taxes other than income taxes                                                   405              862
        Deferred income                                                                 548             (398)
        Other liabilities                                                            (1,356)           2,079
                                                                                ------------        ---------
          CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES                      (2,206)           1,646
                                                                                ------------        ---------
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures                                                                 (1,208)          (1,653)
                                                                                ------------        ---------

CASH FLOW FROM FINANCING ACTIVITIES:
Net borrowings (repayments) under lines of credit                                       207              103
Proceeds from issuance of shares of common stock                                      3,043                -
                                                                                ------------        ---------

          CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                                 3,250              103
                                                                                ------------        ---------
EFFECT OF FOREIGN EXCHANGE RATE                                                        (176)             (37)
                                                                                ------------        ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                   (340)              59
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      1,857            1,154
                                                                                ------------        ---------
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

NOTE 2 - MANAGEMENT PLANS REGARDING GOING CONCERN

     Since the acquisition of Venbo Comercio de Alimentos Ltda. in 1996, the Company has sustained net losses totaling approximately R$47,740. To date, the Company has been dependent upon its initial capital and additional equity and debt financing to fund its operating losses and capital needed for expansion.

     Management plans to address its immediate and future cash flow needs by focusing on a number of areas, including: the continued sale of non-profitable company-owned stores; the reduction of expenses, including headcount optimization; the continued expansion of its franchisee base, which will generate additional cash flows from royalties and franchise fees without significant capital expenditure; the introduction of new programs, such as a delivery call center and Internet delivery service; and menu expansion to meet customer demand. In order to act on these plans and sustain current operations, the Company is dependent upon the continued forbearance of its creditors, as well as additional financing.

     There can be no assurance that management's plans will be realized, or that additional financing will be available to the Company when needed, or on terms that are desirable. Furthermore, there can be no assurance that the Company will continue to receive the forbearance of its creditors, or that it will locate suitable new franchisees, or desirable locations for new franchisees to open stores. The Company's ability to further reduce expenses and head count is directly impacted by its need to maintain an infrastructure to support its current and future chain of locations.

                     BRAZIL FAST FOOD CORP. AND SUBSIDIARY

                    SELECTED NOTES TO CONSOLIDATED STATEMENTS
             (in thousands of Brazilian Reais, except share amounts)
                                  (Unaudited)
================================================================================

NOTE 2 - MANAGEMENT PLANS REGARDING GOING CONCERN (cont'd)

     The Company's ability to remarket Company-owned stores to franchisees, and to generate cash flows from such activities, is impacted by the ability to locate suitable buyers with the interest and capital to complete such transactions and by the time required to complete such sales. Additionally, the Company's ability to achieve its plans is further impacted by the instability of the economic environment in Brazil, which has a direct impact on the desire and ability of consumers to visit fast food outlets. The Company is also dependent upon the continued employment of key personnel. These factors, among others, raise substantial doubts about the Company's ability to continue as a going concern.

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

NOTE 4 - PRIVATE PLACEMENT (cont'd)

     As a precedent to closing the private placement, the Company entered into an agreement with a shareholder (the "Shareholder") to amend certain provisions of an existing Stockholders' Agreement with the Shareholder. The Company agreed to pay the Shareholder $350,000, of which $100,000 was paid on March 31, 2001, and the balance is to be paid in equal payments of $35,750 over each of the next seven (7) succeeding fiscal quarters. Additionally, the Company issued to the Shareholder a warrant to purchase 35,813 shares of the Company's common stock at an exercise price of $5.00 per share and amended the exercise price to $5.00 per share on warrants held by the Shareholder which entitled them to purchase an additional 64,187 shares of the Company's common stock. Certain of the Company's
     Directors agreed to issue an option to the Shareholder whereby the Shareholder has the option to purchase 40,000 shares of common stock personally owned by the Directors at a price of $1.50 per share. At the date of the closing of the private placement, the quoted market price of the Company's common stock was $2.50 per share. Accordingly, the excess of the quoted market price of the common stock subject to purchase from the Company by the Shareholder over the price to be paid by the Shareholder in the amount of R$86 has been treated as a contribution of capital in the quarter ended March 31, 2001. The costs associated with the amendment to the Stockholders' Agreement in the amount of R$959 have been charged to income included in general and administrative expenses in the Statement of Operations.

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

Recent Developments

     Brazilian Economy. Beginning in mid-1999 and continuing to the end of 2000, the Brazilian economy experienced a recovery from its economic recession that began in late 1998 and showed substantial increases in agricultural and industrial production, reduced unemployment, increased retail sales levels and a positive trade balance. During this period, we experienced revenues growth.

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

     During the third quarter of 2001, the following issues significantly affected our restaurant sales and the results of our operations:

     (i) The September 11th terrorist  attacks in New York City and  Washington,
D.C.: as in the rest of the world, the Brazilian population was shocked and saddened by the September 11th attacks in New York City and Washington, D.C. and, as a result, reduced expenditures on entertainment and dining out;

     (ii) Worsening of Argentina's economic outlook: during the third quarter of 2001, the perception of Argentina's lack of alternatives to bolster or maintain its economy was strong. There were rumors that Argentina would have to either devaluate the peso or fully adopt the U.S. Dollar as the national currency in the near future. Another source of concern was Argentina's debt, which the market believes may default in the coming months. The worsening economic outlook in Argentina made it more expensive for Brazilian firms to raise and maintain their funding due to the increase of risk perception for the entire South American region; and

     (iii) Increasing cost of debt in Brazil: due to the September 11th terrorist attacks and the increase of uncertainty, local banks in Brazil quickly revised their credit policies and increased their interest rates. Therefore, funding through local banks became more difficult to obtain and, as a result, much more expensive.

     As a result of the foregoing issues, the Brazilian currency, the Real, experienced a devalation of 37.83% during the nine months ended September 30, 2001 compared to the U.S. Dollar. The reduction in value of the Real has significantly increased the financing costs on our U.S. Dollar-denominated debt.

     Despite the worsening of the world economic scenario, we believe our franchisees intend to comply with our schedule for opening new stores.

     Energy  Crisis.  In May 2001,  as a result of a  shortfall  of  electricity generating and transmission capacity by Brazilian utilities suppliers, the Brazilian federal government announced an electricity rationing plan in order to avoid electricity outages throughout most of Brazil. The rationing plan imposes significant penalties on residences and companies that fail to reduce electricity consumption by at least 20% in relation to amounts consumed in the previous year. These penalties range from substantial increases in tariffs on consumption to the disruption of electricity service for a number of days. We have effected at least a 20% reduction in our electrical consumption, thereby avoiding the imposition of penalties under this rationing plan, and, furthermore, we are selling the excess electricity savings to other companies. We have achieved this reduction through, among other measures, selective and temporary curtailed hours of operation in many of our retail outlets. We are aware that many of our franchisees have effected similar cutbacks.

     Reduced hours of operation will continue to impact adversely both our operating and franchise revenues.

     We are unable to predict the quantitative impact that long-term continuation of the government's energy conservation plan, which is currently facing constitutional challenges in the Brazilian federal courts, and the penalties imposed by it, will have on our future results of operations.


RESULTS OF OPERATION

     The reduction in value of the Real, coupled with the Brazilian energy crisis and Argentina's economic crisis, have had an adverse effect on our operating results during 2001, and in particular during the three months ended September 30, 2001.

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

     The increase in our net restaurant sales for the nine months ended September 30, 2001, compared to the same period of 2000, was partially offset by the macroeconomic factors described above. These factors continued through September 30, 2001 and, despite the operating improvements that reflected positively upon our revenues throughout 2001, had a greater impact on the third quarter of 2001 than on the first and second quarters of 2001. As a result, our net restaurant sales for the quarter ended September 30, 2001 decreased compared to the same period of 2000.

     The operating factors that positively impacted our sales during 2001 include:

     .    our constant sales initiatives and promotional campaigns;

     . our continuous introduction of new products and the expansion of our product offerings;

     . a 10.1% increase in the average sales prices of our products during the three months ended September 30, 2001 and a 7.3% increase in such sales prices during the nine months ended September 30, 2001;

     .    a reduction in the tax rate imposed upon our sales in the State of Rio
          de  Janeiro,   which  resulted  in  higher  net  restaurant  sales  of
          R$1,835,000 for the nine months ended September 30, 2001; and

     . the continued expansion of our company-owned retail outlets from 69 as of September 30, 2000 to 72 as of September 30, 2001, which resulted in an increase in revenues of approximately R$1,830,000 for the nine months ended September 30, 2001 and approximately R$494,000 for the three months ended September 30, 2001.

Franchise Income

     Franchise income increased R$674,000 or 30.2% to R$2,906,000 for the nine months ended September 30, 2001 as compared to R$2,232,000 for the nine months ended September 30, 2000. Franchise income increased R$266,000 or 35.3% to R$ 1,019,000 for the three months ended September 30, 2001 as compared to R$753,000 for the three months ended September 30, 2000. These increases are mainly attributable to the growth of our franchised business from 138 retail outlets as of September 30, 2000 to 177 as of September 30, 2001. Such increases were partially offset by the effects of the macroeconomic factors described above, which had a negative impact on our franchised restaurant sales.


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

     Other income increased R$144,000 or 11.3% to R$1,416,000 for the three months ended September 30, 2001 as compared to R$1,272,000 for the three months ended September 30, 2000. This increase is attributable to the growth of our franchised business and the increase in the number of our franchisees during the three months ended September 30, 2001 as compared to the same period in 2000.


Cost of Restaurant Sales

     As a percentage of restaurant sales, cost of restaurant sales were 39.7% and 37.9% for the nine months ended September 30, 2001 and 2000, respectively, and 40.3% and 38.7% for the three months ended September 30, 2001 and 2000, respectively.

     These percentage increases are mainly attributable to:

     - increases in the cost of meat and chicken products beginning in the third quarter of 2000 and continuing into 2001, as well as increases in the cost of soft drinks and ice cream during 2001.

     - taxation reductions in the State of Rio de Janeiro, as noted above, which has had the effect of limiting tax credits on certain purchases, such as food.

     The effects of such increases on our gross margin were partially offset by increases in the sales prices of our products, as noted above.

Restaurant Payroll and Other Employee Benefits

     As a percentage of restaurant sales, restaurant payroll and other employee benefits decreased from 19.9% to 19.2% for the nine months ended September 30, 2000 and 2001, respectively.

     These percentage decreases are primarily attributable to changes in the status of our store personnel, who prior to the first quarter of 2000 were hired and compensated as "employees" rather than as "trainees" who would receive lower rates of compensation than employees and fewer employee benefits. Throughout 2000 and 2001, all new store personnel have been hired and compensated as trainees, which has resulted in lower employment charges and fringe benefit costs while also attracting younger and more motivated personnel. These percentage decreases are also attributable to the reduction of store personnel of approximately 300 employees during the quarter ended September 30, 2001. Increases in salaries mandated by union-driven agreements and increases in employee transportation costs have partially offset the decreases resulting from these changes.

     As a percentage of restaurant sales, restaurant payroll and other employee benefits increased from 18.5% to 19.7% for the three months ended September 30, 2000 and 2001, respectively. Despite the positive effects provided from changing the personnel profile in our stores, these cost reductions were offset by the effect of the decreased restaurant sales, as noted above, resulting in a percentage increase for the third quarter of 2001 as compared to the third quarter of 2000.


Restaurant Occupancy Costs and Other Expenses

     As a percentage of restaurant sales, restaurant occupancy costs and other expenses increased from 11.2% to 11.9% for the nine months ended September 30, 2000 and 2001, respectively, and from 11.1% to 13.7% for the three months ended September 30, 2000 and 2001, respectively.

     These percentage increases are attributable to the increases in our minimum rent obligations during the first, second and third quarters of 2001, which are linked to our increased number of retail outlets and to annual contract restatements indexed to the Brazilian inflation which is currently at 7.7%.


Depreciation and Amortization

     As a percentage of restaurant sales, depreciation and amortization were approximately 5.9% and 5.9% for the nine months ended September 30, 2001 and 2000, respectively, and approximately 6.8% and 5.9% for the three months ended September 30, 2001 and 2000, respectively.

     Although depreciation and amortization expense increased slightly for the three months and nine months ended September 30, 2001 as a result of our increased number of retail outlets, such increases were offset by the effect of the increased sales prices of our products, as noted above, resulting in no percentage change for the nine-month period in 2001 as compared to such period in 2000.

     The decrease in restaurant sales during the quarter ended September, 30 2001 as compared to the same period of 2000, as noted above, resulted in a percentage increase of depreciation and amortization expense for this period.

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


General and Administrative Expenses

     As a percentage of restaurant sales, general and administrative expenses were approximately 10.8% and 10.0% for the nine months ended September 30, 2001 and 2000, respectively, and approximately 8.2% and 10.2% for the three months
ended  September  30,  2001  and  2000,   respectively.

     General and administrative expenses increased for the nine months ended September 30, 2001 as compared to the same period in 2000. This increase is primarily attributable to costs related to renegotiation of our Stockholders' Agreement with AIG Latin America Equity Partners Ltd.

     General and administrative expenses decreased for the three months ended September 30, 2001 as compared to the same period in 2000, due to non-recurring profit that we obtained by selling one of our company-owned stores to one of our franchisees.


Interest Income and Expenses

     As a percentage of restaurant sales, net interest expense and foreign exchange gains and/or losses were approximately 13.7% and 10.3% for the nine months ended September 30, 2001 and 2000, respectively, and approximately 18.5% and 11.2% for the three months ended September 30, 2001 and 2000, respectively.

     These percentage increases for the nine months and three months ended September 30, 2001 as compared to the same periods in 2000 are primarily attributable to an increase in the Brazilian interest rate and an increase in the exchange rate between the Brazilian Real and the U.S. Dollar. Increases in the exchange rate have had an immediate and direct impact on our debt that is denominated in U.S. Dollars and the interest on such debt.

LIQUIDITY AND CAPITAL RESOURCES

     Since March 1996, we have funded our operating losses of approximately R$47,740,000 and made acquisitions of businesses and capital improvements (including remodeling of our retail outlets) by using cash remaining at the closing of our acquisition of Venbo, by borrowing funds from various sources and from private placements of securities. As of September 30, 2001, we had cash on hand of approximately R$1,517,000 and a working capital deficiency of approximately R$18,702,000.

     Our capital requirements are primarily for expansion of our retail operations. Currently, four of our company-owned retail outlets are located in facilities that we own and all of our other company-owned retail outlets are located in leased facilities. For the nine months ended September 30, 2001 and the three months ended September 30, 2001, our earnings before interest, taxes, depreciation and amortization (EBITDA) were approximately R$1,434,000 and R$362,000, respectively. During the same periods, our average cost to open a retail outlet was approximately R$300,000 to R$500,000, including leasehold improvements, equipment and beginning inventory, as well as expenses for store design, site selection, lease negotiation, construction supervision and obtaining permits. We currently estimate that our capital expenditures for fiscal 2001, which will be used to maintain our restaurant network, will be approximately R$1,500,000. We anticipate that the primary use of our cash resources during 2001 will be to service our debt obligations. During the remaining periods of 2001, we intend to focus our efforts on expanding both the number of our franchisees and the number of our franchised retail outlets, neither of which are expected to require significant capital expenditures.

     As of September 30, 2001, net cash used in operating activities was approximately R$2,206,000, net cash from investing activities was approximately R$1,208,000 and net cash provided by financing activities was approximately R$3,250,000.

     Currently, the Company has no significant unused credit line.

     Our debt obligations as of September 30, 2001 were as follows:

        Revolving lines of credit(a)........................ R$ 3,132,000
        Mortgages payable(b)................................    4,757,000
        Equipment leasing facility(c).......................    2,784,000
        Other...............................................      --
                                                             ------------
                                                  Total      R$10,673,000
                                                             ============


     (a) Amount due on demand from various financial institutions with interest rates ranging from 20.1% to 48.2% per annum and collaterized by accounts receivables and guaranteed by certain officers.

     (b) Amount due in full September 2002. Interest on this amount accrues at a rate of 15% per ammun and is payable semi-annually. Payment is secured by certain property with a carrying value of R$ 6,568,000 at September 30, 2001. Principal and interest are indexed to the U.S. Dollar, thus susceptible to exchange rate variations due to the devaluation of the Brazilian Real.

     (c) This facility provides for maximum borrowings of approximately R$ 734,000 for the funding of information technology, R$ 1,980,000 for funding of restaurant equipment and R$ 793,000 for refinancing of past due notes payable on both information technology and restaurant equipment. Repayment of principal is payable in monthly installments, together with interest, with a final payment due November 2002. Interest is charged on these borrowings at rates ranging between 15% and 18% per annum. This facility is secured by our leased equipment. Principal and interest are indexed to the U.S. Dollar, thus susceptible to exchange rate variations due to the devaluation of the Brazilian Real.

     We plan to address our immediate and future cash flow needs by focusing on the following areas:

     .    the sale of certain of our company-owned retail outlets;

     . the reduction of expenses, including the reduction of our per-store headcount expense through the continued expansion of our operations while maintaining our current headcount;

     . the expansion of our franchisee base, which may be expected to generate additional cash flows from royalties and franchise fees without significant capital expenditures; and

     . the introduction of new programs and menu expansions to meet consumer needs and wishes.

     In order to act on these plans and to sustain current operations, we are dependent upon the continued forbearance of our creditors, as well as upon additional financing. There can be no assurance that our plans will be realized, or that additional financing will be available to us when needed, or on terms that are desirable. Furthermore, there can be no assurance that we will locate suitable new franchisees, or desirable locations for new and existing franchisees to open retail outlets. Our ability to further reduce expenses and optimize our headcount is directly impacted by our need to maintain an infrastructure to support the current and future changing locations of our retail outlets and operations. Our ability to re-market our company-owned retail outlets to franchisees, and to generate cash flows from such activities, is impacted by our ability to locate suitable buyers with the interest and capital to complete such transactions, and by the time required to complete such sales. Additionally, our ability to achieve our plans is further impacted by the instability of the economic environment in Brazil, which has a direct impact on the desire and ability of consumers to visit fast food outlets. Our ability to achieve our plans is also affected by Brazil's current energy crisis, which has caused us to curtail the hours of operation in many of our company-owned retail outlets and has caused many of our franchisees to curtail the hours of operation of their retail outlets. We are also dependent upon the continued employment of key personnel. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     We do not engage in trading market risk-sensitive instruments or purchasing hedging instruments or "other than trading" instruments that are likely to expose us to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. We have not issued debt instruments, entered into forward or futures contracts, purchased options or entered into swaps. Our primary market risk exposures are those relating to interest rate fluctuations and possible devaluations of the Brazilian currency. In particular, a change in Brazilian interest rates may affect the rates at which we borrow funds under our several credit facilities with Brazilian banks and financial institutions.

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

Dated: November 27, 2001
                                            Brazil Fast Food Corp.
                                                 (Registrant)


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