Form 10-K
period 2001-12-31
BRAZIL FAST FOOD CORP
filed 2002-04-16
CIK 914537

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                         Commission file number: 0-23278

                             BRAZIL FAST FOOD CORP.
             (Exact name of registrant as specified in its charter)

                Delaware                                13-3688737
    (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                  Identification No.)

Av. Brasil
6431 - Bonsucesso
CEP 21040-360
Rio de Janeiro, Brazil                                       N/A
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:    55 21 2564-4219

Securities registered pursuant to Section 12(b) of the Act:

                                             Name of each exchange
        Title of each class                  on which registered
        -------------------                  -------------------

                --                                    --

Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                (Title of Class)

                                   ----------

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

      The number of shares outstanding of the Registrant's common stock is 3,722,790 (as of April 12, 2002).

      The aggregate market value of the voting stock held by non-affiliates of the Registrant is $836,455 (as of April 12, 2002).

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                Location in Form 10-K
                 Document                       in which incorporated
                 --------                       ---------------------

        Portions of the Proxy Statement               Part III
        with respect to Registrant's
        2002 Annual Meeting of
        stockholders to be filed with
        the SEC not later than 120 days
        after the close of Registrant's
        fiscal year

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

Recent Developments

      During the first half of 2001, Brazil was affected by an electricity shortage that led to brownouts. This was due in part to a lack of rain, which led to lower reservoir levels and reduced power output during peak period from the country's hydroelectric plants, and to inadequate thermoelectric power generation capacity.

      In May 2001 the Brazilian federal government imposed a 20% reduction on all energy consumption in order to avoid a general black out. Municipalities reacted by reducing the hours that street lights were illuminated or by turning them off in their entirety. This led to reduced operating hours at shopping malls, a significant reduction in pedestrian traffic and a widespread perception of increased personal risk from being out at night in dark streets. As a consequence, both we and many of our franchisees were compelled to either curtail the operating hours of our or their points of sale or, in some instances, to effect temporary site closures, which resulted in lower sales revenues and franchise income.

      Although the electricity crisis was alleviated in the fourth quarter of 2001 as rains refilled much of Brazil's reservoir system, thereby increasing the amount of available power from hydroelectric sources, and rationing ended as of March 1, 2002, public street lighting and commerce as a whole, including customer traffic at our and our franchisees' points of sale, has not as yet returned to pre-rationing norms.

(b)   FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

      Not applicable

(c)   NARRATIVE DESCRIPTION OF BUSINESS

Restaurant Operations

      As of December 31, 2001, we had 265 points of sale, including 36 kiosks and trailers, of which 70 are owned and operated by us and the remaining 195 by our franchisees, all under the "Bob's" tradename. Approximately 188 of these points of sale are located in the states of Rio de Janeiro and Sao Paulo, with the remainder widely spread throughout major cities in other parts of Brazil, except for one franchised restaurant that opened in Portugal in November 2001. The largest number of franchised operations outside of Rio de Janeiro and Sao Paulo are in Pernambuco, Santa Catarina, Para, Bahia, Espirito Santo and Brasilia. All points of sale serve a uniform menu of hamburgers, chickenburgers, hot dogs, sandwiches, french fries, soft drinks, juices, desserts and milk shakes. Selected points of sale also serve coffee and/or beer. We are particularly known for our milkshakes and the special spicing of our hamburgers. Our target clients are between the ages of 15 and 35 and come from all social groups.

      Historically, our points of sale have been distinguishable from other "fast food" operations due to our unique service design whereby customers would place and pay for their food on one line and pick up their food on another line. Cooks would prepare orders as read to them by the counter service representative who took the order. We have changed this two line system into a single line system, which has improved both the quality and speed of service, while retaining our cooked-to-order philosophy. This change has been made possible by the deployment of software which facilitates communication between counter personnel and the kitchen staff. Under this new system, as each order is input by a service representative into a countertop terminal, it also appears on a computer screen in the kitchen, thereby assuring that each customer will receive his food rapidly while permitting us to retain cooked-to-order offerings.

      Our points of sale are generally open all year round, seven days a week. Historically, we have experienced increased sales each year during summer months and during Brazil's school holiday periods in the months of December, January, February and July. We have also experienced strong sales in December due to the Christmas holidays.

      Our points of sale generally open at 10:00 A.M. for lunch and remain open for dinner. Closing hours vary according to location. In some locations with proximity to late night entertainment, the points of sale remain open for the "after hours" crowd. Our points of sale are not generally open for breakfast, as results from test-marketing that we conducted at various times during 1999 and 2000 indicated that offering fast food breakfast is not economically viable at the present time.

      Our prices are consistently positioned at the same levels as those for comparable products offered by our major competitors. We attempt to maintain the overall cost of our meals at levels competitive with lunch prices offered by popular street snack bars known as "lanchonetes."

      Originally, our points of sale were built as counter service facilities to accommodate our initial primary clientele of teenagers. In keeping with our current efforts to attract family-oriented customers, all of our points of sale built since 1980 have included seating facilities. In addition, all of our 19 pre-1980 points of sale have now been renovated to update the decor, expand the seating facilities and provide air conditioning. Our points of sale have an identifiable style highlighted by their distinctive red and white color theme, which is used on all signage as well as upon our paper goods. This style is carried through in the uniforms worn by our personnel, which are occasionally modified to feature hats and shirts used in promotions.

      For the past several years, we have been the exclusive provider of hamburgers and related items at three of Brazil's largest special events - the Rio de Janeiro Carnivale, the one week festive period which precedes the advent of Lent, the Formula One Automobile Racing Championships and the Motorcycle Grand Prix. In addition, our food products are sold at other special events throughout Brazil, including boat fairs, automobile fairs and State rodeos. Using custom constructed trailers and moveable kiosks, we are able to offer most of our products at temporary locations for the duration of each special event. In addition to providing an additional revenue source, our visibility is enhanced by signage that can be picked up via television coverage of the special event and by reaching a consumer market where we may not have a permanent outlet. In November 2001, our first foreign point of sale was opened in Portugal pursuant to a master franchise agreement, which calls for the opening of a minimum of 30 franchised points of sale in Portugal by 2011.

      The following table presents the openings and closings of both our owned and operated points of sale and our franchised points of sale for the years ended December 31, 2001, 2000 and 1999:

                                                       Years Ended December 31,
                                                    -----------------------------
                                                    2001(a)    2000(a)    1999(a)
                                                    -------    -------    -------
      Owned and operated points of sale(a):
           Opened during period .............          1          7         --
           Closed during period .............          2         --          1
           Sold to franchisees ..............          3          1          4
           Bought from franchisees ..........          1          2         --
           Open at end of period ............         60         63         55
      Franchised points of sale(a):
           Opened during period .............         38(b)      29(c)      29(d)
           Closed during period .............          3          2          1
           Sold to us by our franchisees ....          1          2         --
           Open at end of period ............        169        133        108
                                                     ---        ---        ---
               Total Number of Points of Sale        229        196        163

----------
(a) Does not include trailers and kiosks used for temporary locations during 2001, 2000 and 1999.
(b) Includes 3 of our owned and operated points of sale that was sold to a franchisee during the year ended December 31, 2001.
(c) Includes 1 of our owned and operated points of sale that was sold to a franchisee during the year ended December 31, 2000.

(d) Includes 4 of our owned and operate points of sale that were sold to franchisees during the year ended December 31, 1999.

      The average guest check per customer for our owned and operated points of sale for the year ended December 31, 2001, 2000 and 1999 was R$5.69, R$5.22 and R$4.80, respectively.

      We strive to maintain quality and uniformity throughout both our owned and operated and our franchised points of sale by publishing detailed specifications for food products, food preparation, and service, by continuous in-service training of employees and by field visits from our supervisors. Quality control at each point of sale is undertaken by the store manager, who visually inspects the products as they are being prepared for cooking. The manager also keeps a record of the expiration date of the products in inventory. In the case of our franchisees, a marketing manager in each of our six primary geographic regions periodically reviews their operations and makes recommendations to assist in the franchisees' compliance with our specifications.

      Our quality control inspectors are also sent periodically to each restaurant, whether owned by us or by one of our franchisees, to conduct a review of the food stock. These inspectors also take samples of the water used at each restaurant in the preparation of food and drinks as well as random samples of one food item, which are taken to a contract laboratory for a microbiological analysis.

Growth Strategy

      Bob's is Brazil's second largest fast food operation. Although many of our major competitors have been experiencing operational and franchise difficulties, we continue to add points of sale and improve our revenues. Our primary goal is to continue to increase our network of points of sale in Brazil, where we believe fast food is a developing market, and to gain market share by entering city markets where we are under-represented.

      Brazil's population of 169.8 million is the fifth largest in the world (behind China, India, the United States and Indonesia). Sao Paulo, Brazil's largest city, has 10.4 million residents and a metropolitan area population of
17.9 million. The city of Sao Paulo is located within the state of Sao Paulo, which has a population of 37.0 million. Rio de Janeiro, Brazil's second largest city, has 5.9 million residents and a metropolitan area population of 10.9 million. The city of Rio de Janeiro is located within the state of Rio de Janeiro, which has a population of 14.4 million. Thirteen metropolitan areas, including those of Rio de Janeiro and Sao Paulo, have populations in excess of one million. According to IBGE, a non-affiliated consulting concern, in 2000 the average annual income of the Brazilian population was as follows:

                          Annual Income             % of Population
                ------------------------------      ---------------
                R$0 to R$3,264................           27.6%
                R$3,265 to R$8,159............           32.2%
                R$8,160 to R$16,319...........           18.6%
                R$16,320 to R$32,639..........            9.9%
                R$32,640 and above............            5.9%

According to Media Data '98, another non-affiliated consulting concern, the fast food market is one of Brazil's fastest growing business segments, which could exceed 60,000,000 customers. Based upon the foregoing, we believe there is significant opportunity for sales growth in the Brazilian fast food market. To capitalize on this opportunity, we intend during calendar 2002 to refurbish old points of sale, install new signage, upgrade our equipment and to maintain our company owned and operated points of sale in Brazil at approximately 70 in number.

      We are also focusing our growth efforts upon the development of new franchises, especially in northern Brazil, where competition is not as intense as in other urban areas. We will also seek to increase our number of franchisees. We intend to enter into territory agreements with franchisees which will require franchisees to commit to the development of several Bob's points of sale in a particular region. We also intend to focus on developing joint ventures with gasoline station retailers.

      We expect to continue to capitalize on our 49 year history in Brazil. As our operations are based almost exclusively in Brazil, we believe we have the capacity to understand and respond to consumer taste preferences in developing additional local markets and test marketing new products and concepts. We intend to utilize our customized trailers and moveable kiosks to maximize our ability to cater to special events and temporary markets, and also to test certain markets on a temporary basis. We also anticipate taking advantage of the continuing construction and development of shopping malls in Brazil, where fast food can be a significant profit center.

      In 1999, we initiated a computer-based delivery system for telephonic food and beverage orders. As of December 31, 2001, our telephonic order delivery system had been installed in almost all of our 70 owned and operated points of sale.

Franchise Program

      In 2001, for the fifth year in a row, Bob's received the Quality Seal of the Brazilian Franchise Association and, for the second consecutive year, 100% of our franchisees who were interviewed by the Brazilian Franchise Association stated that they would purchase the franchise again.

      Our franchise agreements generally require the franchisee of a traditional Bob's restaurant to pay us an initial fee of $30,000 and additional fees equal to 4% of the franchisee's gross sales in its first two years of operation and 5% of monthly gross sales thereafter. In addition, franchisees pay us 4% of monthly gross sales in cooperative advertising fees. Our typical franchise agreement also provides that the franchisee has the right to use the Bob's trademark and formulas in a specific location or area and must use our approved supplies and suppliers and must build each franchised outlet in accordance with our specifications at approved locations. The term of the majority of our franchise agreements is 10 years, with a few agreements having 5 year terms. Our existing franchise agreements have an average remaining duration of approximately eight years. Historically, upon expiration a franchise agreement is renewed without the interruption of the franchisee's business. We generally have no financing obligations with respect to these franchise agreements.

      At present, approximately 9 months elapse between our initial contact with a prospective franchisee and the opening of a franchised point of sale. After the initial meeting, and if the potential franchisee meets certain basic conditions, such as significant business experience, financial resources and knowledge of the market in the area where the franchise will be located, a preliminary franchise agreement is signed, which, among other matters, requires the prospective franchisee to pay us a non-refundable sum equal to 50% of the initial franchising fee to partially compensate us for the cost of a three-month training program to familiarize the prospective franchisee with our operations. Following mutual agreement as to the site of a new restaurant, a definitive franchise agreement is signed, outlining the obligations and responsibilities of each party, including the franchising fees and promotion commissions to be paid to us. The franchisee then begins a three-month training program. Construction of the restaurant typically begins at the beginning of the training program and is generally completed within three to six months. The franchising fee is sufficient to cover all training expenses we incur.

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

      Under Brazilian law, we cannot dictate the price at which our franchisees sell their products, although the prices charged by our franchisees generally mirror the prices charged by our owned and operated points of sale.

      Individuals wishing to own and operate a Bob's franchise are required to submit an application to a steering committee formed by our top management, which reviews all applications and determines which should be accepted. In addition to our existing 104 franchisees who, collectively, operated 195 points of sale, including 23 kiosks and 3 trailers, at December 31, 2001, we had signed final franchising contracts with 35 new franchisees to open and operate a like number of additional points of sale, to be located in the states of Rio de Janeiro, Sao Paulo, Mato Grosso, Minas Gerais, Bahia, Rio Grande do Sul, Amazonas, Espirito Santo, Ceara, Santa Catarina, and in the Federal District of Brasilia. The majority of these additional points of sale are expected to begin operations during the first nine months of 2002.

      As part of our growth strategy, we have begun entering into franchise agreements requiring the franchisee to commit to the development of a specified minimum number of points of sale. We are also focusing on developing joint ventures with gasoline retailers to house points of sale in retail gasoline stations. We contemplate that substantially all of these "joint sites," although housed at gas stations, will be built, owned and operated by our present and future franchisees rather than by the gasoline retailer. We will then share our franchise income attributable to those sites with the respective gasoline retailers. Based on favorable testing of joint sites in 1999, we entered into an agreement with Petrobras, one of the largest gasoline retailers in Brazil, with approximately 7,000 locations, whereby Petrobras has agreed to house a Bob's restaurant in 30 of its gas stations over the next two years. Pursuant to this agreement, we and Petrobras will work together to select the proper locations to open these joint sites. To date, six joint sites have been opened in Petrobras gas stations.

      We are currently testing several joint sites with other gasoline retailers, including Shell, Forza, Ale and AGIP. Our agreements with each of these gasoline retailers do not establish a set number of joint sites to be established. Rather, like our standard franchise agreements, they merely set forth conditions to the establishment of such joint sites and do not limit the number that may be opened under the agreement. To date, Shell has three joint sites in operation and we are engaged in negotiations to establish additional joint sites at previously approved locations. Forza, a gasoline retailer catering to the taxicab industry, is testing eight joint sites and has an additional two joint sites under construction. If the testing is successful, Forza's expressed objective is to house 20 joint sites in total. Ale, another gasoline retailer, has agreed to test one joint site.

      In our first effort to expand our "Bob's" brand beyond Brazil, we entered into a master franchisee agreement in 2000 to open franchised points of sale in Portugal. This agreement requires the master franchisee to open a minimum of 30 "Bob's" retail points of sale over a 10-year period, of which no less than 5 must be owned and operated by the master franchisee and the remaining may be owned and operated by the master franchisee's subfranchisees. ThE master franchisee will assume financial responsibility for marketing the "Bob's" brand in Portugal. Pursuant to this agreement, the master franchisee agreed to pay us a master franchisee fee of $200,000, minus the costs related to registering the trademark "Bob's" in Portugal. Of this amount, $50,000 was paid in December 2000, $50,000 was paid in June 2001 and the balance is to be paid during 2002. In addition, we will receive the greater of 33% or $10,000 of the initial fees charged to Portuguese franchisees by the master franchisee. The agreement provides that we will receive from the master franchisee initial fees in the amount of $16,000 for each of the five stores to be opened and operated by the master franchisee. The master franchisee also has agreed to pay us 20% of royalty fees charged to the Portuguese franchisees. The first Portuguese franchise under this agreement opened in November 2001.

      We generally retain a right of first refusal in connection with any proposed sale of a franchisee's interest.

Advertising and Promotions

      We utilize television, radio, and a variety of promotional campaigns to advertise our products. We also use colorful cardboard boxes imprinted with the "Bob's" symbol for our premium sandwich offerings, replacing paper bags, thereby enhancing our quality image. In 2001, we updated our logo and expect that all of our points of sale will be using it by mid-2003.

      We are constantly seeking to expand the breadth and quality of our product offerings:

      - In 1997, we launched a new line of chicken products in an effort to capitalize upon customers' requests for "health-oriented" food offerings; one of these products, a chicken steak sandwich, has become one of our best selling offerings.

      - In 1998, we launched the "Bob's Dog," an extra-large hot dog with two different sauces.

      - In 1999, we introduced a chocolate mousse pie dessert; bacon was also added as an option to all of our sandwich offerings.

      - In 2000, we introduced a cheese, ham and egg sandwich and a hot fudge topped ice cream sundae; we also introduced our "MEGA" sized sandwiches and combination meals.

      - In 2001, we introduced chicken nuggets and an acai (Brazilian fruit) milkshake.

      We and our advertising agency annually develop a multi-media marketing program to advertise our restaurant network in its primary markets. We periodically develop 15 and 30 second television commercials which, typically, are aired one to six times a day for a 15-day period. Temporary product discounts are offered in Rio de Janeiro and Sao Paulo through radio and television advertising several times a year. Other successful promotional programs have included offering products tied into popular movies with certain value meals, and selling specially produced hats at a discount with certain value meals. We also offer a "kids meal," which includes three food items and a small packaged toy. Certain of our points of sale offer special services for children's birthday parties and also feature appearances by "Bobi", our mascot. All these programs are reinforced by visual tools, such as banners, posters and place mats.

      We keep franchisees informed of current advertising techniques and effective promotions and make our advertising materials available to our franchisees. Our franchisees are required, generally, to pay us 4% of their monthly gross receipts for advertising and promotions. Individual stores also develop promotional programs to attract additional clientele or to assist in the implementation of expanded business hours. These promotions are paid for by each outlet. We commit approximately 4% of our system-wide gross sales to marketing activities.

      We are a participant in a joint retail marketing effort initiated in 1998 in Rio de Janeiro, together with Shell, Lojas Americanas (one of the biggest department store chains in Brazil) and Sendas (one of the biggest supermarket chains in Brazil), of memberships in "Smart Club," which offers special premiums to repeat customers. This program, which has been expanded to encompass other areas of Brazil, is ongoing.

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

      We purchase food products and packaging from numerous independent suppliers. In selecting and periodically adjusting the mix of our suppliers, we assess and continuously monitor the efficiency of their regional and national distribution capabilities. To take advantage of volume discounts, we have entered into centralized purchasing agreements. Food products are ordered by, and delivered directly to each point of sale. Billing and payment for our company owned and operated points of sale are handled through the centralized office, while franchisees handle their own invoices directly. Packaging and durable goods are delivered to a centralized warehouse operated by a non-affiliated person, which delivers supplies to each of our points of sale. This centralized purchasing helps assure availability of products and provides quantity discounts, quality control and efficient distribution.

      We participate in joint promotion and marketing programs with Coca-Cola for its soft drink products and with Novartis Nutricion for its Ovomaltine chocolate, as well as with Mate Leao for a popular Brazilian brand of iced tea. Pursuant to a 1996 agreement with a Brazilian subsidiary of Coca-Cola, we agreed to sell, on an exclusive basis, Coca-Cola soft drink products in our restaurants until 2006 in exchange for $4,000,000. This agreement was amended in 2000 to provide for an extension of the exclusivity period to 2008 in exchange for the payment to us of R$1.0 million.

Trademarks

      We believe that our trademarks and service marks, all of which are owned by us, are important to our business.

      Our trademarks and service marks have been registered in the Brazilian trademark office. These trademarks and service marks expire at various times from 2002 to 2010. The following table sets forth our significant trademarks and service marks that are registered in the Brazilian trademark office:

              Trademark or Servicemark             Expiration Date
              ------------------------             ---------------
           "Bob's"                                 June 5, 2002*
           "Tri kids"                              May 15, 2008
           "Bob's Burgao"                          May 1, 2005
           "Bobi"                                  May 1, 2005
           "Bob's Double Cheeseburger"             October 24, 2010
           "Franfile"                              November 23, 2009
           "Big Bob"                               January 5, 2012**

----------
* Our main trademark is in the process of being renewed for another 10 year period, which would expire on or about June 5, 2012.
** Expired January 5, 2002; currently in the process of being renewed for another 10 year period, which would expire on or about January 5, 2012.

      Renewals of these trademarks and service marks generally have been obtained prior to their expiration. We have begun the process of registering the "Bob's" trademark in Portugal and we have a temporary license to use the trademark in our franchised points of sale prior to such registration.

Competition

      In terms of the number of points of sale, we are the second largest food service organization in Brazil. Each of our restaurants is in competition with other food service operations within the same geographical area. We compete with other organizations primarily through the quality, variety, and value perception of food products offered. The number and location of units, quality and speed of service, attractiveness of facilities, and effectiveness of marketing are also important factors. The price charged for each menu item may vary from market to market depending on competitive pricing and the local cost structure.

      Based on several articles, which have appeared in independent Brazilian newspapers and periodicals, we believe that McDonald's and we are the market leaders in the hamburger fast food business in Rio de Janeiro and Sao Paulo. Statistical data drawn from these articles indicate that our share of the fast food hamburger chain market approximated 11.2%, 10.1% and 12.0% during the years ended December 31, 2001, 2000 and 1999, respectively. McDonald's Brazilian points of sale accounted for substantially all of the balance of this market.

      As of December 31, 2001, McDonald's had approximately 1,174 Brazilian points of sale, including 606 kiosks. As of December 31, 2000 and 1999, McDonald's had approximately 1,095 and 920 Brazilian points of sale, respectively. As of December 31, 2001 and 2000, Pizza Hut had 62 fast food pizza points of sale in Brazil, compared with 70 and 133 as of December 31, 1999 and 1998, respectively. In 1999, Domino's Pizza opened their first 8 points of sale in Brazil and had 13 points of sale as of December 31, 2001 and 2000. During 2002, Domino's Pizza plans to invest R$6.0 million in its Brazilian operations and open an additional 18 points of sale in Brazil. Arby's closed all points of sale in Brazil during 1999. Habib's, a Middle Eastern fast food chain, had approximately 170 points of sale in Brazil as of December 31, 2001, as compared with approximately 157 and 124 as of December 31, 2000 and 1999, respectively.

      Our competitive position is enhanced by our use of fresh ground beef and special flavorings, made-to-order operations, comparatively diverse menu, use of promotional products, wide choice of condiments, atmosphere and decor of our points of sale and our relatively long history in Brazil. We believe that the use of moveable trailers and kiosks, which are not utilized by our competitors, affords us an advantage over our competitors. We also believe that, as a

Brazilian-based company, we have the advantage over our non-Brazilian competitors of being able to readily understand and respond to local consumer preferences.

Personnel

      As of December 31, 2001, we, including our franchisees, employed 5,981 persons, of whom 1,680 were employed in our owned and operated points of sale. The total number of full-time employees at that date was 1,610, of which 540 were temporary personnel. Since 1999, we have reduced the number of hours in each worker's shift, from 8 hours to 6 hours, in order to increase productivity.

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

RISKS RELATING TO OPERATIONS

      - We have a history of net losses and we may not be profitable in the future

      We incurred net losses of R$8,250,000, R$3,351,000 and R$10,901,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Our accumulated deficit at December 31, 2001 was R$48,404,000 and our working capital deficit at such date was R$18,717,000. There is no assurance that our future operations will be profitable. We may continue to report net losses for the foreseeable future, which could adversely affect our ability to service our debt or finance our business operations in the future.

      - Our independent auditors' report raises uncertainties about our ability to continue as a going concern

      The report of Grant Thornton Auditores Independentes, the independent auditors of our consolidated financial statements for the year ended December 31, 2001, and those of Arthur Andersen S/C, the independent auditor of our consolidated financial statements for the years ended December 31, 2000 and 1999, recite that our recurrent losses from operations and negative working capital raise substantial doubt about our ability to continue as a going concern. Our plans to continue as a going concern, discussed elsewhere in this Annual Report, focus on efforts to raise additional capital and increase our cash flow. We are currently working to evaluate strategic alternatives that will enable us to obtain the funds necessary to continue our business operations. At this time, we cannot state with any degree of certainty whether such funding will be available to us and, if available, that the source of such funding would be available on terms and conditions acceptable to us. Any potential sources of additional financing may be subject to business and economic conditions outside of our control. If we do not obtain the funds we need to pay our debt obligations or operating expenses, we may need to curtail our operations or we may be forced to evaluate other alternatives to continuing our present operations.

      - The composition of our board of directors is controlled by the parties to a stockholders' agreement which also restricts our ability to direct certain aspects of our business and operations and subjects us to a change of control if we do not meet predetermined performance measurements

      On August 11, 1997, we entered into a stockholders agreement with AIG Latin America Equity Partners, Ltd., referred to herein as "AIGLAEP," and our then-current executive officers and directors and certain of their affiliates. Each of the parties to the stockholders agreement agreed, among other things, to vote their respective shares of our common stock (currently, an aggregate of 29.5% of our outstanding common stock) to elect as directors up to six designees of such parties. As a result, the parties to the stockholders' agreement have the ability to significantly influence the election of our board of directors and, through their representatives on our board, have the power to significantly affect matters that require approval of the board, including the purchase and sale of our assets (other than a disposition of all or substantially all of our assets outside of the ordinary course of our business), the issuance of additional equity or debt securities (subject to limitations imposed by our certificate of incorporation and our debt agreements), the election and removal of our officers, capital expenditure decisions, strategic planning, officer compensation matters and the recommendation for stockholder approval of certain major corporate transactions (including mergers, certain asset sales, amendments to our certificate of incorporation and dissolutions). Due to their power to direct and influence our policies and business, our board may approve a matter that is not in the best interest of our other shareholders.

      In addition to its influence on the composition and policies of our board of directors, the stockholders' agreement also provides AIGLAEP with a right of approval over specified aspects of our business and operations, including our annual budget, executive compensation, changes in the size of our board of directors, the adoption or amendment of any stock option or stock purchase plan, any material deviation from our business strategy, future financings, acquisitions or dispositions of substantial property or assets and our ability to merge or consolidate into or with any other company.

      The stockholders' agreement also accords AIGLAEP the right to designate such number of directors as would then constitute a majority of our board, thereby effecting a change in our control, if we fail to achieve performance targets set forth in the stockholders' agreement for each of the periods from January 1, 1997 to December 31, 1999, 2000 or 2001, respectively. On March 14, 2001, after we failed to achieve our performance targets for the period from January 1, 1997 to December 31, 2000, which would have given AIGLAEP the right to control our board of directors, the stockholders' agreement was amended to provide for the suspension of AIGLAEP's right to appoint a majority of our board and the suspension of AIGLAEP's right of approval over our annual budget and our ability to obtain financing up to $15.0 million. The amendment sets forth new performance targets for the two years ended December 31, 2002, whereby we must achieve cumulative EBITDA of R$15,150,000 for the two years ended December 31, 2002, subject to certain adjustments, and our indebtedness as of December 31, 2002 must not be over R$25,000,000, subject to certain adjustments. If we fail to meet these performance targets, our chief executive officer must resign and AIGLAEP's suspended rights will be reinstated. As a result, AIGLAEP would have the opportunity to designate a majority of the directors on our board, thereby effecting a change in our control, and such directors would have the power, assuming they vote together, to direct the management of our business and to make numerous major decisions without stockholder approval. Such decisions may not be in the best interest of our other shareholders or our business.

      - Our success depends on our ability to compete with our major competitors in the fast food industry

      The success of our business is dependent upon our ability to compete with other restaurants and fast food chains. To compete, we may be required to spend significant funds on marketing and promotions and on developing and offering new products, while maintaining the prices we charge our customers. Many of our competitors, like McDonald's, have vastly greater over-all financial and other resources available to them than we do. We may not have the resources necessary to compete effectively, which may cause consumers to prefer the products of our competitors. As a result, we could experience a decrease in revenues which would have an adverse impact on our business and operations.

      - The fast food industry may be adversely affected by current "value pricing" trends

      In order to remain competitive, we are required to respond to changing consumer preferences, tastes and eating habits, increases in food and labor costs and national, regional and local economic conditions. Many companies internationally have adopted "value pricing" strategies. Such strategies could have the effect of drawing customers away from companies that do not engage in discount pricing and could also negatively impact the operating margins of competitors that do attempt to match competitors' price reductions. There can be no assurance that the use of "value pricing" strategies will stop. If companies were to continue to implement value pricing, we may be forced to reduce our sales prices or maintain our prices and perhaps lose customers, either of which would cause a reduction in our revenues.

      - Our future success is dependent upon the success and expansion of our franchise program

      A portion of our revenues are attributable to the fees we collect from our franchisees. To improve our revenues in the future, we have developed a growth strategy that includes increasing our number of franchised points of sale. This growth strategy is substantially dependent upon our ability to attract, retain and contract with qualified franchisees and the ability of these franchisees to open and operate their Bob's points of sale successfully. In addition, our continued growth will depend in part on the ability of our existing and future franchisees to obtain sufficient financing or investment capital to meet their market development obligations. If we experience difficulty in contracting with qualified franchisees, if franchisees are unable to meet their development obligations or if franchisees are unable to operate their points of sale profitably, the amount of franchise fees paid to us by our franchisees would decrease and our future operating results could be adversely affected.

      - We are subject to extensive regulatory requirements applicable to the food service industry

      Both we and our franchisees are subject to regulatory provisions relating to the wholesomeness of food, sanitation, health, safety, fire, land use and environmental standards. Suspension of certain licenses or approvals due to our or our franchisees failure to comply with applicable regulations could interrupt the operations of the affected restaurant and inhibit our or their ability to sell products. Both we and our franchisees are also subject to Brazilian federal labor codes, which establish minimum wages and regulate overtime and working conditions. Changes in such codes could result in increased labor costs that could cause a reduction in our operating income. We are also subject to Brazilian federal franchising laws applicable to franchise relationships and operations. Changes in these or any other regulations may contain requirements that impose increased burdens on our business, which may adversely affect our results of operations. We cannot assure you that we will be able to deal successfully with any potential new or amended regulations.

      - If we were to lose our key personnel and could not find appropriate replacements in a timely manner, our business could be adversely affected

      We believe that our future success will depend in significant part upon the continued service of certain key personnel, principally Peter J. F. van Voorst Vader, our chief executive officer, and upon our ability to attract and retain highly qualified managerial personnel. Competition for such personnel is intense, and there can be no assurance that we can retain our existing key managerial personnel or that we can attract and retain such employees in the future. If we lose our key personnel or if we are unable to hire or retain qualified personnel, we may be unable to operate efficiently and, as a result, our results of operations may be adversely affected.

RISKS RELATING TO BRAZIL

      -     Our operations are subject to changes in Brazil's economy

      In March 1994, the Brazilian government introduced an economic stabilization program, known as the "Real Plan," intended to reduce the rate of inflation by reducing certain public expenditures, collecting liabilities owed to the Brazilian government, increasing tax revenues, continuing to privatize government-owned entities and introducing a new currency. The Real was introduced as Brazil's currency in July 1994, based on a monetary correction index, the URV, introduced earlier in that year. The Real Plan resulted in a substantial reduction in Brazil's rate of inflation, which declined from 2,489.11% per annum in 1993 to 9.95% per annum in 2000. With the exception of a few months in 1999, the Real Plan also caused the exchange rate between the Real and the U.S. Dollar to remain relatively stable from 1994 to 2000.

      Although Brazil's economy was expected to expand in 2001, a number of factors limited this expansion, including the September 11th terrorist attacks in New York City and Washington, D.C., economic problems in Argentina, the increased cost of debt in Brazil, the devaluation of the Real against the U.S. Dollar and an energy crisis in Brazil that caused the Brazilian federal government to implement electricity rationing, and resulted in a rate of inflation of 10.4% and a 18.7% devaluation of the Real against the U.S. Dollar for the year ended December 31, 2001. To reduce inflation, the Central Bank of Brazil increased interest rates to approximately 19% p.a. for the year ended December 31, 2001.

      The economic stabilization program remains incomplete after the ninth year of the Real Plan. There can be no assurance that changes or additions to this economic program will be any more successful than previous programs in reducing inflation over the long term. Accordingly, periods of substantial inflation may continue to have significant adverse effects on the Brazilian economy, interest rates and on the value of the Real. These adverse effects could cause our costs and expenses to increase. If we are not able to counteract these increased costs and expenses by increasing our sales prices, we may experience lower demand for our products and a decline in revenues.

      - Currency fluctuations between the Real and the U.S. Dollar will have a direct impact on our financial condition and our results of operations

      Fluctuations in the exchange rates between the Brazilian Real and the U.S. Dollar have a significant impact on our financial condition and our results of operations. For example, financing costs on our U.S. Dollar-denominated debt, which are paid by us with Reais, increase substantially when adjusted to take into account the current sharp exchange rate. Similarly, most of the products and raw materials we purchase are, or contain, commodities that are denominated in U.S. Dollars, such as plastic cups, bread (which includes wheat grown in the United States), meat and chicken. Our costs to purchase these products and raw materials rise significantly when the Reais used to pay for them must be converted into U.S. Dollars using the current exchange rate. If we cannot raise our selling prices to accommodate increases in the cost of these products and raw materials, our profit on these products and raw materials will decrease.

      - Our business may be affected by political and constitutional uncertainty in Brazil

      The Brazilian political environment has been marked by high levels of uncertainty since the country returned to civilian rule in 1985 after 20 years of military government. The death of a president-elect in 1985 and the resignation of another president in 1992 in the midst of impeachment proceedings, as well as rapid turnover at and immediately below the cabinet level, have adversely affected the implementation of consistent economic and monetary policies. Measures by the government intended to influence the course of Brazil's economy (e.g. actions to control inflation, interest rates or consumption) have been frequent and occasionally drastic. Mr. Fernando Henrique Cardoso, who was elected as president in October 1998, has been responsible for the implementation of a number of free market and economic measures, which have enjoyed broad political and public support. However, he is constitutionally precluded from running for a third term in the presidential elections scheduled for October 2002. Mr. Ignacio Lula da Silva, the perennial presidential candidate of the left-wing Workers Party who has shown considerable strength in early pre-election polls, as well as other political figures and factions, remain opposed to significant elements of Mr. Cardoso's reform program. There can be no assurance that major elements of Mr. Cardoso's reform program will not be substantially modified or overturned in their entirety. Failure to continue the economic reform measures instituted by Mr. Cardoso could adversely impact Brazil's economy and inhibit our ability to sell products, which could impair our results of operations.

      - Controls on foreign investments may limit our ability to receive capital from our Brazilian operating subsidiary

      Brazil generally requires the registration of foreign capital invested in Brazilian markets or businesses. Thereafter, any repatriation of the foreign capital, or income earned on the foreign capital investment, must be approved by the Brazilian government. In the past, the Brazilian government has also imposed temporary restrictions on foreign capital remittances abroad when Brazil's foreign currency reserves decline significantly. Although approvals on repatriation are usually granted and we know of no current restrictions on foreign capital remittances, there can be no assurance that in the future approvals on repatriation will be granted or restrictions or adverse policies will not be imposed. If the Brazilian government delays or refuses to grant approval for the repatriation of funds or imposes restrictions on the remittance of foreign capital, the ability of our Brazilian operating subsidiary, Venbo Comercio de Alimentos Ltda., to transfer cash from our operations out of Brazil may be limited, which would prevent us from paying our non-Brazilian debts and accounts payable. Any defaults on these obligations may cause the acceleration of such obligations or require us to pay penalties.

ITEM 2. PROPERTIES

      All of our restaurants currently in operation, excluding kiosks and movable trailers, have been built to our specifications as to exterior style and interior decor, are either in a strip of stores on a neighborhood street or in mall food court points of sale, with some free-standing, one-story buildings, and are substantially uniform in design and appearance. They are constructed on sites ranging from approximately 1,100 to 7,500 square feet, free-standing points of sale. Most are located in downtown areas or shopping malls, are of a store-front type and vary according to available locations but generally retain standard signage and interior decor.

      We own the land and buildings for 9 points of sale, 5 of which are presently leased to franchisees. In addition, we lease land and the building located on the land for 4 points of sale, and we also have leases for 56 points of sale. Our land and building leases are generally written for terms of five years with one or more five-year renewal options. In certain instances, we have the option to purchase the underlying real estate. Certain leases require the payment of additional rent equal to the greater of a percentage (ranging from 1% to 10%) of monthly sales or specified amounts.

      Our corporate headquarters are located in premises at Avenida Brasil, 6431-Bonsucesso, CEP 21040-360, Rio de Janeiro, Brazil, which Venbo acquired in 1995.

ITEM 3. LEGAL PROCEEDINGS

      In 1999, we commenced court actions to defer payment of R$11,444 million past due taxes to Brazilian state and federal taxing authorities. These actions, which were filed pursuant to procedures enacted under Brazilian law specifically to challenge the payments of taxes in arrears and to seek a deferred payment schedule, were intended to extend payments on past due taxes and reduce financing interest charges. During the second quarter of 2000, we obtained a favorable outcome in the state proceedings, which granted us the right to fulfill our outstanding state tax obligation by making payments over a five-year period based on a percentage of our gross sales, as indexed to Brazil's Unidade Fiscal de Referencia, which is currently 7%. During the second quarter of 2000, we also applied and were accepted to join a tax amnesty program offered by the Brazilian federal government and withdrew our action regarding the federal taxes. Under the federal tax amnesty program, we may fulfill our outstanding federal tax obligation by making monthly installment payments equal to 1.2% of our gross sales, with interest accruing at rates set by the Brazilian federal government, which are currently set at 10.0% per year.

      In 2001, we initiated a court action to seek a judicial determination that our equipment lease financing agreements should not have their respective principal amounts indexed to the US dollar, but instead stated in Brazilian reais bearing interest at 12% per annum. While awaiting the court's determination, we are depositing all installment payments due under our lease financing agreements with the court in reais, inclusive of 12% per annum interest.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      We convened a special meeting of our stockholders on December 27, 2001 to vote upon a proposal to amend our certificate of incorporation to reduce the number of our authorized shares of common stock from 40,000,000 shares to 12,500,000 shares so as to reduce our annual franchise tax liability to the State of Delaware, under whose laws we are incorporated. This proposal was approved by a vote of 2,399,134 shares in favor, 2,306 shares opposed and 750 shares present but not voting.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      Our common stock is quoted on Nasdaq's Electronic Bulletin Board under the symbol "BOBS." Prior to March 11, 2002, our common stock was quoted on the Nasdaq SmallCap Market.

      Both our Class A and Class B redeemable common stock purchase warrants expired by their respective terms on February 8, 2002. Prior to their expiration, the Class A warrants were quoted on The Nasdaq SmallCap Market and the Class B warrants were quoted on the Electronic Bulletin Board. Prior to February 4, 2000, the Class B redeemable common stock purchase warrants were also quoted on the Nasdaq SmallCap Market.

      The following table sets forth the range of the high and low bid quotations for our securities on the Nasdaq SmallCap Market or the Electronic Bulletin Board, as applicable, for the periods indicated:

                                                      Common Stock         Class A Warrants       Class B Warrants
                                                      ------------         ----------------       ----------------
      Three Months Ended                          High            Low      High           Low     High          Low
      ------------------                          ----            ---      ----           ---     ----          ---
      March 31, 2001 ...................          $2.03          $1.91    $.008          $.008     N/Q          N/Q
      June 30, 2001 ....................           2.30           2.20     .020           .020     N/Q          N/Q
      September 30, 2001 ...............            .81            .61     .005           .005     N/Q          N/Q
      December 31, 2001 ................           1.60            .60     .005           .003     N/Q          N/Q

      March 31, 2000 ...................           2.56           1.38      .09            .03     .03          .03
      June 30, 2000 ....................           2.19           1.63      .03            .03     .03          .03
      September 30, 2000 ...............           3.00           1.50      .03            .03     .02          .02
      December 31, 2000 ................           2.06           1.63      .02            .02     N/Q          N/Q

      The above quotations represent prices between dealers and do not include retail markup, markdown or commission. They do not necessarily represent actual transactions. As of December 31, 2001, there were 97 recordholders of our common stock.

      We have never paid or declared cash dividends on our common stock and we currently intend to retain any future earnings for the development of our business. Therefore, we do not anticipate paying any cash dividends in the foreseeable future.

      Brazil generally requires the registration of foreign capital invested in Brazilian markets or businesses. Thereafter, any repatriation of the foreign capital, or income earned on the foreign capital investment, must be approved by the Brazilian government. In addition, the Brazilian government may also impose temporary restrictions on foreign capital remittances abroad if Brazil's foreign currency reserves decline significantly. Although approvals on repatriation are usually granted and we know of no current restrictions on foreign capital remittances, our payment of dividends would be subject to these limits if the Brazilian government delays, imposes these restrictions on, or does not approve, the transfer by our Brazilian operating subsidiary, Venbo Comercio de Alimentos Ltda., of funds out of Brazil for the payment of dividends to our non-Brazilian shareholders.

      Our ability to declare dividends is subject to the prior written approval of AIG Latin America Equity Partners, Ltd., or "AIGLAEP," pursuant to the terms of a stockholders' agreement, dated August 11, 1997, and amended on March 14, 2001, that we entered into with AIGLAEP and our then-current executive officers and directors, and certain of their affiliates. AIGLAEP's prior right of approval expires if we meet certain performance criteria for the two-year period ended December 31, 2002, as set forth in the amendment to the stockholders' agreement.

      Our payment of dividends is also restricted under the terms of the documents governing our lines of credit and other notes payable.

ITEM 6 SELECTED FINANCIAL DATA

      The following selected financial data has been derived from our audited consolidated financial statements subsequent to the acquisition in March 1996 of our wholly-owned subsidiary, Venbo Comercio de Alimento Ltda., a Brazilian limited liability company, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes appearing elsewhere in this Annual Report.

STATEMENT OF OPERATIONS DATA:
(in thousands)

                                                                               YEAR ENDED DECEMBER 31,
                                                       ----------------------------------------------------------------------
                                                          2001            2000           1999           1998         1997
                                                       ----------      ----------     ----------    -----------   -----------
STATEMENT OF OPERATIONS DATA:
NET OPERATING REVENUES:
   Restaurant sales .............................      R$  68,397      R$  63,775     R$  56,370    R$   63,666   R$   73,008

   Franchise income .............................           4,099           3,134          2,343          1,427         1,475
   Other income .................................           6,483           4,884          3,667          2,699         1,705
                                                       ----------      ----------     ----------    -----------   -----------

    TOTAL NET OPERATING REVENUES ................          78,979          71,793         62,380         67,792        76,188
                                                       ----------      ----------     ----------    -----------   -----------

COSTS AND EXPENSES:
   Cost of restaurant sales .....................          27,541          24,560         21,715         23,453        25,861
   Restaurant payroll and other employee benefits          13,106          12,329         12,660         15,389        17,490
   Restaurant occupancy and other expenses ......           8,174           6,963          6,755          7,316         7,532
   Depreciation and amortization ................           3,966           3,610          3,489          3,738         4,139
   Other operating expenses .....................          14,225          11,951          8,534          9,978        10,751
   Selling expenses .............................           5,906           5,759          5,127          3,700         4,719
   General and administrative expenses ..........           6,720           6,131          6,518         10,161        10,745
   Impairment of goodwill .......................              --              --             --          5,076            --
                                                       ----------      ----------     ----------    -----------   -----------

    TOTAL COSTS AND EXPENSES ....................          79,638          71,303         64,798         78,811        81,237
                                                       ----------      ----------     ----------    -----------   -----------

INCOME (LOSS) FROM OPERATIONS ...................            (659)            490         (2,418)       (11,019)       (5,049)
INTEREST INCOME .................................              --               1             16            109            45
INTEREST EXPENSE ................................          (5,922)         (3,418)        (5,046)        (3,151)       (1,488)
FOREIGN EXCHANGE (LOSS) GAIN ....................          (1,669)           (424)        (3,453)          (288)          (23)
                                                       ----------      ----------     ----------    -----------   -----------

LOSS BEFORE BENEFIT FROM
    INCOME TAXES ................................          (8,250)         (3,351)       (10,901)       (14,349)       (6,515)

BENEFIT FROM INCOME TAXES .......................              --              --             --             --            --
                                                       ----------      ----------     ----------    -----------   -----------
NET LOSS ........................................      R$  (8,250)     R$  (3,351)    R$ (10,901)   R$  (14,349)  R$   (6,515)
                                                       ==========      ==========     ==========    ===========   ===========
BASIC AND DILUTED NET LOSS PER
    COMMON SHARE ................................      R$   (2.27)     R$   (1.04)    R$   (3.37)   R$    (4.53)  R$    (2.32)
                                                       ==========      ==========     ==========    ===========   ===========

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING
   BASIC AND DILUTED ............................       3,626,626       3,235,290     3, 235,290      3,169,748     2,831,607
                                                       ==========      ==========     ==========    ===========   ===========

BALANCE SHEET DATA (END OF PERIOD):
WORKING CAPITAL DEFICIT .........................      R$ (18,717)     R$ (14,807)    R$ (11,560)   R$  (10,189)  R$   (6,741)
TOTAL ASSETS ....................................      R$  39,777      R$  41,694     R$  39,410    R$   41,632   R$   49,354
ACCUMULATED DEFICIT .............................      R$ (48,404)     R$ (40,154)    R$ (36,803)   R$  (25,902)  R$  (11,553)
TOTAL SHAREHOLDERS' EQUITY ......................      R$   1,217      R$   5,538     R$   8,963    R$   19,997   R$   32,901

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with "Selected Consolidated Historical Financial Data" and our consolidated financial statements and related notes appearing elsewhere in this prospectus.

BACKGROUND

      Over the last five years, we have endeavored to reduce our operating costs, to increase our product offerings, to improve our image to our customers, to continuously develop and implement promotional campaigns and to steadily increase our restaurant network and franchise base. As a result, we have experienced increases in operating revenues. Due primarily to factors that have caused a sharp devaluation of the Real against the U.S. Dollar and increases in interest rates charged on our short-term debt, we have been unable to be profitable. These factors include the following:

      Brazilian Political Environment

      The Brazilian political environment has been marked by high levels of uncertainty since the country returned to civilian rule in 1985 after 20 years of military government. The death of a president in 1985 and the resignation of another president in the midst of impeachment proceedings in 1992, as well as rapid turnover at and immediately below the cabinet level, have adversely affected the implementation of consistent economic and monetary policies. Measures by the government intended to influence the course of Brazil's economy (e.g. actions to control inflation, interest rates or consumption) have been frequent and occasionally drastic. While the free market and liberalization measures of recent years have enjoyed broad political and public support, these economic reform measures have failed to provide Brazil with sustained positive economic results and stability.

      Brazilian Economy

      Beginning in mid-1999 and continuing to the end of 2000, the Brazilian economy experienced a recovery from its economic recession that began in late 1998 and showed substantial increases in agricultural and industrial production, reduced unemployment, increased retail sales levels and a positive trade balance. During this period, we experienced revenues growth.

      During 2001, certain factors brought a halt to the recovery of the Brazilian economy, which had a negative impact on our restaurant sales and the results of our operations. These factors include the following:

      - The September 11th terrorist attacks in New York City and Washington, D.C.: As in the rest of the world, the Brazilian population was shocked and saddened by the September 11th attacks in New York City and Washington, D.C. and, as a result, reduced expenditures on entertainment and dining out.

      - The Brazilian Energy Crisis. In May 2001 the Brazilian federal government imposed a 20% reduction on all energy consumption in order to avoid a general black out. Municipalities reacted by reducing the hours that street lights were illuminated or by turning them off in their entirety. This led to reduced operating hours at shopping malls, a significant reduction in pedestrian traffic and a widespread perception of increased personal risk from being out at night in dark streets. As a consequence, both we and many of our franchisees were compelled to either curtail the operating hours of our or their points of sale or, in some instances, to effect temporary site closures, which resulted in lower sales revenues and franchise income. Although energy restrictions were lifted as of March 1, 2002, public lighting and commerce have not as yet returned to pre-rationing norms.

      - Worsening of Argentina's economy: After years of economic recession, the perception of Argentina's lack of alternatives to bolster or maintain its economy grew stronger during 2001. This perception was fueled by rumors that Argentina would have to either devaluate the peso or fully adopt the U.S. Dollar as its national currency. These rumors, which recently became a reality when Argentina was forced to devalue the peso by nearly 30% against the U.S. Dollar, together with the concern that Argentina would possibly default on its debt, caused the financial markets to view the economies of all Latin America countries as unstable. The worsening economic outlook in Argentina during 2001, which recently culminated in Argentina effectively declaring itself bankrupt, made it more expensive for Brazilian firms to raise capital due to the increased perception of risk for the entire South American region.

      - Increasing cost of debt in Brazil: Due to each of the above, Brazil's rate of inflation steadily increased throughout 2001. In an attempt to reduce the rate of inflation, Brazilian banks quickly revised their credit policies and increased their interest rates on short-term debt. As a result, funding through Brazilian banks became more difficult to obtain and much more expensive.

      Effects of Inflation and Devaluation

      In March 1994, the Brazilian government introduced an economic stabilization program, known as the "Real Plan," intended to reduce the rate of inflation by reducing certain public expenditures, collecting liabilities owed to the Brazilian government, increasing tax revenues, continuing to privatize government-owned entities and introducing the "Real," a new currency based on a monetary correction index. From 1994 to 2000, the Real Plan resulted in a substantial reduction in Brazil's rate of inflation and, with the exception of a few months in 1999, caused the exchange rate between the Real and the U.S. Dollar to remain relatively stable.

      Although Brazil's economy was expected to expand in 2001, a number of factors, including the September 11th terrorist attacks in New York City and Washington, D.C., economic problems in Argentina, the increased cost of debt in Brazil, the devaluation of the Real against the U.S. Dollar and an energy crisis in Brazil that caused the Brazilian federal government to implement electricity rationing, limited this expansion and caused inflation rates and interest rates to increase and the further devaluation of the Real against the U.S. Dollar. The following table sets forth Brazilian inflation, as measured by the Indice Geral de Precos-Mercado, and the devaluation of the Brazilian currency against the U.S. Dollar for the periods shown.

                                               Year Ended December 31,
                                     ------------------------------------------
                                     2001      2000     1999      1998     1997
                                     ----      ----     ----      ----     ----
      Inflation ...............      10.4%     9.9%     20.1%     1.8%     7.7%
      Devaluation .............      18.7%     9.3%     48.0%     8.3%     6.7%

      Devaluation of the Brazilian Real against the U.S. Dollar, and its effect on transactions involving the exchange of Reais and U.S. Dollars, have a significant impact on our financial condition and our results of operations. For example, financing costs on our U.S. Dollar-denominated debt, which are paid by us with Reais, increase substantially when adjusted to take into account the current sharp exchange rate. Similarly, most of the products and raw materials we purchase are, or contain, commodities that are denominated in U.S. Dollars, such as plastic cups, bread (which includes wheat grown in the United States), meat and chicken. Our costs to purchase these products and raw materials rise significantly when the Reais used to pay for them must be converted into U.S. Dollars using the current exchange rate. If we cannot raise our selling prices to accommodate increases in the cost of these products and raw materials, our profit on these products and raw materials are adversely affected.

RESULTS OF OPERATIONS

      The following discussion is based on and should be read together with "Selected Consolidated Historical Financial Data" and our consolidated financial statements and notes thereto appearing elsewhere in this prospectus.

      COMPARISON OF YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

      The following table sets forth certain operating data for the years ended December 31, 2000, 1999 and 1998:

                                                                       TWELVE
                                           TWELVE                      MONTHS                       TWELVE
                                        MONTHS ENDED       %            ENDED          %         MONTHS ENDED         %
                                        DECEMBER 31,   RESTAURANT    DECEMBER 31,  RESTAURANT    DECEMBER 31,     RESTAURANT
                                            2001         SALES          2000         SALES           1999            SALES
                                        ------------   ----------    ------------  ----------    ------------     ----------
                                                                       (Reais in thousands)
NET OPERATING REVENUES:
   Restaurant sales ............          R$ 68,397       100.0%      R$ 63,775       100.0%       R$  56,370         100.0%
   Franchise income ............              4,099         6.3           3,134         4.9             2,343           4.2
   Other income ................              6,483         9.5           4,884         7.7             3,667           6.5
                                          ---------       -----       ---------       -----        ----------         -----
TOTAL NET OPERATING
   REVENUES ....................             78,979       115.5          71,793       112.6            62,380         110.7
                                          ---------       -----       ---------       -----        ----------         -----
COSTS AND EXPENSES:
   Cost of restaurant sales ....             27,541        40.3          24,560        38.5            21,715          38.5
   Restaurant payroll and
      other employee benefits ..             13,106        19.2          12,329        19.3            12,660          22.5
   Restaurant occupancy and
      other expenses ...........              8,174        12.0           6,963        10.9             6,755          12.0
   Depreciation and amortization              3,966         5.8           3,610         5.7             3,489           6.2
   Other operating expenses ....             14,225        20.8          11,951        18.7             8,534          15.1
   Selling expenses ............              5,906         8.6           5,759         9.0             5,127           9.1
   General and administrative
      expenses .................              6,720         9.8           6,131         9.6             6,518          11.6
   Impairment of goodwill ......                 --          --              --          --                --            --
                                          ---------       -----       ---------       -----        ----------         -----
TOTAL COSTS AND EXPENSES .......             79,638       116.4          71,303       111.8            64,798         115.0
                                          ---------       -----       ---------       -----        ----------         -----
INCOME (LOSS) FROM
    OPERATIONS .................               (659)       (1.0)            490         0.8            (2,418)         (4.3)
INTEREST INCOME
   (EXPENSE) - NET .............             (7,591)      (11.1)         (3,842)       (6.0)           (8,483)        (15.0)
                                          ---------       -----       ---------       -----        ----------         -----
NET LOSS .......................          R$ (8,250)      (12.1)%     R$ (3,351)       (5.3)%      R$ (10,901)        (19.3)%
                                          =========       =====       =========       =====        ==========         =====

      Restaurant Sales

      Net restaurant sales for our company-owned and operated points of sale increased R$4,622,000 or 7.2% to R$68,397,000 for the year ended December 31, 2001 as compared to R$63,775,000 and R$56,370,000 for the years ended December 31, 2000 and 1999, respectively. Same store sales decreased approximately 0.2% for the year ended December 31, 2001 as compared to the year ended December 31, 2000. Some store sales for the year ended December 31, 2000 increased by 9% when compared to 1999.

      The increase in our net restaurant sales for the year ended December 31, 2001, compared to the same period of 2000, was partially offset by factors that have negatively affected the Brazilian economy, including the September 11th terrorist attacks in New York City and Washington, D.C., economic problems in Argentina, the increased cost of debt in Brazil, the devaluation of the Real against the U.S. Dollar and an energy crisis in Brazil that caused the Brazilian federal government to implement electricity rationing. Additionally, there was a negative impact on Company`s sales due to the reduction of our company-owned and operated points of sale from 72 as of December 31, 2000 to 70 as of December 31.

      The operating factors that positively impacted our sales during the year ended December 31, 2001 include:

      -     our constant sales initiatives and promotional campaigns;

      - our continuous introduction of new products and the expansion of our product offerings;

      - a 8.9% increase in the average sales prices of our products during the year ended December 31, 2001; and

      - a reduction in the tax rate imposed upon our sales in the State of Rio de Janeiro, which resulted in higher net restaurant sales of approximately R$1,835,000 for the year ended December 31, 2001.

      Operating factors that positively impacted our 2000 sales included:

      -     a 10% increase in average sales prices; and

      -     our introduction of a telephonic order delivery program.

      Franchise Income

      Franchise income increased R$965,000 or 30.8% to R$4,099,000 for the year ended December 31, 2001 as compared to R$3,134,000 and R$2,343,000 for the years ended December 31, 2000 and 1999, respectively. This increase is mainly attributable to the growth of our franchised business from 124 points of sale as of December 31, 1999 to 153 as of December 31, 2000 to 195 as of December 31, 2001. The 2001 increase was partially offset by the effects of the factors described above, which had a negative impact on our franchised restaurant's sales.

      Other Income

      Other income is comprised of the initial fees paid by all of our new franchisees and such franchisees' contributions to our marketing efforts, as well as income derived from suppliers pursuant to the terms of certain exclusivity agreements.

      Other income increased R$1,599,000 or 32.7% to R$6,483,000 for the year ended December 31, 2001 as compared to R$4,884,000 and R$3,667,000 for the years ended December 31, 2000 and 1999, respectively. This increase is attributable to the growth of our franchised business.

      Cost of Restaurant Sales

      As a percentage of restaurant sales, cost of restaurant sales were 40.3%, 38.5% and 38.5% for the years ended December 31, 2001, 2000 and 1999, respectively.

      This percentage increase is mainly attributable to:

      - increases in the cost of meat and chicken products beginning in the third quarter of 2000 and continuing into 2001, as well as increases in the cost of soft drinks and ice cream during 2001; and

      - taxation reductions in the State of Rio de Janeiro, as noted above, which have had the effect of limiting tax credits on certain purchases, such as food.

      The effects of such increases on our gross margin were partially offset by increases in the sales prices of our products, as noted above.

      Restaurant Payroll and Other Employee Benefits

      As a percentage of restaurant sales, restaurant payroll and other employee benefits decreased from 19.3% to 19.2% for the year ended December 31, 2000 and 2001, respectively. The 1999 percentage was 22.5%.

      This percentage decrease is primarily attributable to changes in the status of our store personnel, who prior to the first quarter of 2000 were hired and compensated as "employees" rather than as "trainees," who would typically receive fewer employee benefits and with less labor charges due on their compensation. Throughout 2000 and 2001, all new personnel have been hired and compensated as trainees, which has resulted in lower employment charges and fringe benefit costs, while also attracting younger and more motivated personnel. This percentage decrease is also attributable to the reduction of store personnel by approximately 400 employees during the year ended December 31, 2001. Increases in salaries mandated by union-driven agreements and increases in employee transportation costs have partially offset the decrease in costs resulting from these changes.

      Restaurant Occupancy Costs and Other Expenses

      As a percentage of restaurant sales, restaurant occupancy costs and other expenses were 12.0%, 10.9% and 12.0% for the years ended December 31, 2001, 2000 and 1999, respectively.

      The 2001 percentage increase is attributable to the increase in our minimum rent obligations during the year ended December 31, 2001, which is linked to our increased number of points of sale and to annual contract restatements indexed to Brazilian inflation, which was 10.4% on December 31, 2001.

      Depreciation and Amortization

      As a percentage of restaurant sales, depreciation and amortization expense was approximately 5.8%, 5.7% and 6.2% for the years ended December 31, 2001, 2000 and 1999, respectively. Depreciation and amortization expense has remained stable from year to year.

      Other Operating Expenses

      As a percentage of restaurant sales, other operating expenses were approximately 20.8%, 18.7%, and 15.1% for the years ended December 31, 2001, 2000 and 1999, respectively. The percentage increases from year to year are mainly attributable to the costs associated with outsourcing of managerial personnel, increased costs for utilities, primarily those for electricity, and increases in maintenance and money collection costs.

      Selling Expenses

      As a percentage of restaurant sales, selling expenses were approximately 8.6%, 9.0% and 9.1% for the years ended December 31, 2001, 2000 and 1999, respectively. Advertising and publicity costs increased during the year ended December 31, 2001 as a result of our increased number of points of sale.

      General and Administrative Expenses

      As a percentage of restaurant sales, general and administrative expenses were approximately 9.8%, 9.6% and 11.6% for the years ended December 31, 2001, 2000 and 1999, respectively.

      The percentage increase of general and administrative expenses for the year ended December 31, 2001 as compared to the same period in 2000 is primarily attributable to costs related to renegotiation of, and amendment to, our stockholders' agreement with AIG Latin America Equity Partners, Ltd. The percentage decrease when contrasting 2000 to 1999 is primarily attributable to

      -     headcount reductions;

      - restructuring of middle management, including the outsourcing of some departments in order to reduce administrative charges; and

      -     the optimization of some functions and positions.

      Interest Income and Expenses

      As a percentage of restaurant sales, net interest expense and foreign exchange gains and/or losses were approximately 11.1% and 6.0% for the year ended December 31, 2001 and 2000, respectively. The percentage increase for the year ended December 31, 2001 as compared to the same period in 2000 is primarily attributable to an increase in the interest rates charged by

Brazilian banks and an increase in the exchange rate between the Brazilian Real and the U.S. Dollar. Increases in the exchange rate have had an immediate and direct impact on our debt that is denominated in U.S. Dollars and the interest on such debt.

LIQUIDITY AND CAPITAL RESOURCES

      Since March 1996, we have funded our accumulated operating losses of approximately R$48,404,000, made acquisitions of businesses and effected capital improvements (including the remodeling of our points of sale) with cash remaining at the closing of the acquisition of our wholly-owned operating subsidiary, Venbo Comercio de Alimentos Ltda., funds borrowed from various sources and funds raised in private placements of our securities. As of December 31, 2001, we had cash on hand of approximately R$2,267,000 and a working capital deficiency of approximately R$18,717,000.

      In the year ended December 31, 2001, our net cash used in operating activities was approximately R$1,107,000, our net cash used in investing activities was approximately R$1,977,000 and our net cash provided by financing activities was approximately R$3,680,000. Net cash provided by operating activities in this period was primarily the result of an increase in our liabilities. Net cash used in investing activities was primarily the result of our investment in property and equipment to improve our retail operations. Net cash provided by financing activities was a result of debt obligations we incurred.

      Our earnings before interest, taxes, depreciation and amortization (EBITDA) were approximately R$3,307,000 for the year ended December 31, 2001.

      Our cash resources are currently used primarily to pay for the servicing costs on our debt obligations, which costs have increased significantly due to increased interest rates in Brazil charged on short-term debt and the devaluation of the Real against the U.S. Dollar. As of December 31, 2001, our debt obligations were as follows:

                                                     Amount
                 Type of Debt Obligation          Outstanding
              -----------------------------    ---------------
              Revolving lines of credit(a)     R$    4,590,000
              Mortgages payable(b)                   4,189,000
              Equipment leasing facility(c)          2,324,000
                                               ---------------
                                       Total   R$   11,103,000

----------

(a) Amount due on demand from various financial institutions as well as private individuals with interest rates ranging from 26.4% to 46.6% per annum, and collateralized by accounts receivables and guaranteed by certain officers. Currently, we have no significant unused credit line and no other external sources of liquidity.

(b) Amount due in full September 2002. Interest on this amount accrues at a rate of 15% per annum and is payable semi-annually. Payment is secured by certain property with a carrying value of R$5,117,000 at December 31, 2001. Principal and interest are indexed to the U.S. Dollar, thus susceptible to exchange rate variations due to the devaluation of the Brazilian Real. The 15% interest rate, when adjusted to take account of the current exchange rate between the Real and the U.S. Dollar, increases to an interest rate of approximately 33.7% per year.

(c) This facility provides no significant unused credit. Repayment of principal is due in monthly installments, together with interest, with a final payment due November 2002. Interest is charged on these borrowings at rates ranging between 15% and 18% per annum. This facility is secured by our leased equipment. Principal and interest are indexed to the U.S. Dollar, thus susceptible to exchange rate variations due to the devaluation of the Brazilian Real. The 15% to 18% interest rates, when adjusted to take account of the current exchange rate between the Real and the U.S. Dollar, increase to approximately 33.7% and 36.7%, respectively, per year.

      In addition to the foregoing debt obligations, we are required to make certain payments on restructured past-due 1999 Brazilian state taxes of approximately R$4,810,000 and federal taxes of approximately R$6,513,000. Pursuant to a settlement reached with Brazilian state taxing authorities in 2000, we are required to make repayments over a five-year period, interest free, in amounts indexed to Brazil's UNIDADE FISCAL DE REFERENCIA, which is currently 7% per annum. Also in 2000, we applied to, and were accepted by, the Brazilian federal government to join a tax amnesty program, which restructured our outstanding 1999 federal tax obligations into monthly payments over a five-year period equal to 1.2% of our gross sales, with interest accruing at a rate set from time-to-time by the Brazilian federal government, which was 10.0% as of December 31, 2001. During 2002, we expect to pay approximately R$1,527,000 pursuant to the state tax settlement and approximately R$945,000 pursuant to the federal tax amnesty program.

      In the past, we have generated cash and obtained financing sufficient to meet our debt obligations. We plan to fund our current debt obligations mainly through cash provided by our operations, borrowings and anticipated injections of capital.

      Our capital expenditures for fiscal 2001 were approximately R$1,980,000. We require capital primarily for the improvement of our company-owned and operated points of sale. Our average cost to open a store is approximately R$300,000 to R$500,000, including leasehold improvements, equipment and beginning inventory, as well as expenses for store design, site selection, lease negotiation, construction supervision and obtaining permits. During 2002, we intend to spend approximately R$1,600,000 to improve our company-owned and operated points of sale, although we have no material commitments for such expansion at this time. We also plan to focus our efforts on expanding both the number of our franchisees and the number of our franchised points of sale, neither of which are expected to require significant capital expenditures.

      In order to sustain our current operations and to obtain the cash required to meet our immediate and future needs, we are also dependent upon the continued forbearance of our trade creditors and upon obtaining additional financing. We are currently evaluating strategic alternatives to obtain financing, including the issuance and sale of debt or equity securities. There can be no assurance that additional financing will be available to us when needed, or on terms that are desirable. Any offering of debt or equity securities is subject to certain contractual restrictions contained in a stockholders' agreement we entered into with AIG Latin America Equity Partners, Ltd., referred to herein as "AIGLAEP," and our then-current executive officers and directors, and certain of their affiliates, dated August 11, 1997, as amended on March 14, 2001. Pursuant to the terms of the amendment to the stockholders' agreement, we may raise no more than $15,000,000 in financing through December 31, 2002, $13,000,000 of which remains available for future financing.

      We also plan to focus on the following areas to improve our cash flow situation:

      - the sale of our non-profitable company-owned and operated points of sale;

      - the continued reduction of expenses, including the reduction of our per-store headcount expense through the continued expansion of our operations while maintaining our current total headcount;

      - the expansion of our franchisee base, which may be expected to generate additional cash flows from royalties and franchise fees without significant capital expenditures; and

      - the introduction of new programs and menu expansions to further meet consumer needs and wishes.

      There can be no assurance that these plans will be realized. Furthermore, there can be no assurance that we will locate suitable new franchisees, or desirable locations for new and existing franchisees to open points of sale. Our ability to further reduce expenses and optimize our headcount is directly impacted by our need to maintain an infrastructure to support the current and future changing locations of our points of sale and operations. Our ability to re-market our company-owned and operated points of sale to franchisees, and to generate cash flows from such activities, is impacted by our ability to locate suitable buyers with the interest and capital to complete such transactions, and by the time required to complete such sales. Additionally, our ability to achieve our plans and sustain our operations is further impacted by the uncertainty of Brazil's future economic stability, which has a direct impact on the desire and ability of consumers to visit fast food points of sale. We are also dependent upon the continued employment of key personnel. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

      We finance a portion of our operations by issuing debt and entering into bank credit facilities. These debt obligations expose us to market risks, including interest rate risk and foreign currency exchange risk. Our debt obligations and purchase commitments are primarily denominated in U.S. Dollars, while our operating revenues are denominated in Brazilian Reais. Fluctuations in exchange rates between the Real and the U.S. Dollar expose us to significant foreign exchange risk. We attempt, when possible, to protect our revenues from foreign currency exchange risks by periodically adjusting our selling prices in Reais.

      We do not engage in trading market risk-sensitive instruments or purchasing hedging instruments or "other than trading" instruments that are likely to expose us to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. We have not entered into any forward or futures contracts, purchased options or entered into swaps.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Reference is made to pp. F-1 through F-24 comprising a portion of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      On September 4, 2001, our board of directors dismissed Arthur Andersen S/C as our independent auditor. Andersen's reports on our financial statements for each of the two fiscal years ended December 31, 2000 and 1999 were qualified in their reference to the uncertainty of our ability to continue as going concern. Except as set forth in the preceding sentence, such reports did not contain an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope, or accounting principles.

      There were no disagreements between ourselves and Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure during either (i) the two fiscal years ended December 31, 2000 or (ii) the period from January 1, 2001 through September 4, 2001, which disagreements, if not resolved to the satisfaction of Andersen, would have caused Andersen to make reference to the subject matter of the disagreements in connection with its reports for the two fiscal years ended December 31, 2000.

      Andersen has expressed no disagreements or differences of opinion regarding any of the kinds of events defined as "reportable events" in Item 304(a)(1)(v) of the SEC's Regulation S-K.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Item 10 is hereby incorporated by reference from our definitive Proxy Statement to be filed within 120 days of December 31, 2001.

ITEM 11. EXECUTIVE COMPENSATION

      Item 11 is hereby incorporated by reference from our definitive Proxy Statement to be filed within 120 days of December 31, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Item 12 is hereby incorporated by reference from our definitive Proxy Statement to be filed within 120 days of December 31, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Item 13 is hereby incorporated by reference from our definitive Proxy Statement to be filed within 120 days of December 31, 2001.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)   Financial Statements and Financial Statement Schedules:

            (i) Financial Statements filed as a part of this Annual Report are listed on the "Index to Financial Statements" at page F-1 herein.

            (ii)  Financial Statement Schedules

                  All financial statement schedules are omitted because the conditions requiring their filing do not exist or the information required thereby is included in the financial statements filed, including the notes thereto.

      (b)   Reports on Form 8-K

            The only Current Report on Form 8-K that we filed during the fourth quarter of 2001 was as follows: On October 31, 2001, we reported under
      Item 4 of Form 8-K the termination of Arthur Andersen S/C as our independent auditors, and the retention of Grant Thornton Auditores Independentes as our independent auditors for the year ending December 31, 2001.

      (c)   Exhibits

               3.1       Certificate of Incorporation of the Registrant, as
                         amended(1)
               3.2       By-laws of the Registrant(2)
             *10.1       Amended and Restated 1992 Stock Option Plan(2)
              10.3       Stockholders' Agreement dated as of August 11, 1997,
                         between Registrant, AIG Latin America Equity Partners,
                         Ltd. and Registrant's then-current executive officers
                         and directors, and certain of their affiliates(4)
              10.4       Amendment, dated as of March 14, 2001, to Stockholders'
                         Agreement between the Registrant, AIG Latin America
                         Equity Partners, Ltd. and Registrant's then-current
                         executive officers and directors, and certain of their
                         affiliates(5)
              21.1       Subsidiaries of Registrant(3)

----------
*     Denotes a compensatory plan.
(1) Filed as an exhibit to Registrant's Registration Statement on Form S-1 (File No. 333-3754).

(2) Filed as an exhibit to Registrant's Registration Statement on Form S-1 (File No. 33-71368).
(3) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.
(4) Filed as an exhibit to Registrant's Current Report on Form 8-K, dated August 29, 1997.
(5) Filed as an exhibit to Registrant's Current Report on Form 8-K, dated April 1, 2001.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Rio de Janeiro, Federative Republic of Brazil, on the 12th day of April, 2002.

                                  BRAZIL FAST FOOD CORP.


                                  By: /s/ Peter van Voorst Vader
                                      -----------------------------------------
                                          Peter van Voorst Vader
                                          President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated:

           Signature                                     Title                              Date
           ---------                                     -----                              ----
                                       President and Chief Executive
/s/ Peter van Voorst Vader             Officer (Principal Executive, Financial and
---------------------------------      Accounting Officer                              April 12, 2002
Peter van Voorst Vader

/s/ Omar Carneiro da Cunha
--------------------------------
Omar Carneiro da Cunha                 Chairman of the Board                           April 12, 2002

/s/ Lawrence Burstein
--------------------------------
Lawrence Burstein                      Director                                        April 12, 2002

/s/ Jose Ricardo Bosquet Bomeny
--------------------------------
Jose Ricardo Bosquet Bomeny            Director                                        April 12, 2002

--------------------------------
Stephen J. Rose                        Director

                      BRAZIL FAST FOOD CORP. AND SUBSIDIARY

                          INDEX TO FINANCIAL STATEMENTS

                                                                                         PAGE
                                                                                         ----
Report of Independent Public Accountants....................................             F-2

Report of Independent Public Accountants....................................             F-3

Financial Statements:

  Consolidated Balance Sheets...............................................             F-4

  Consolidated Statements of Operations.....................................             F-5

  Consolidated Statements of Comprehensive Loss.............................             F-6

  Consolidated Statements of Changes in Shareholders' Equity................             F-7

  Consolidated Statements of Cash Flows.....................................             F-8

 Notes to Consolidated Financial Statements................................       F-9 through F-27

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of
Brazil Fast Food Corp. and subsidiary

We have audited the accompanying consolidated balance sheet of Brazil Fast Food Corp. and subsidiary (a Delaware corporation) as of December 31, 2001, and the related consolidated statements of operations, comprehensive loss, changes in shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of the Company as of December 31, 2000 and for the two years ended December 31, 2000 and 1999, were audited by other auditors whose report dated March 15, 2001, expressed an unqualified opinion with a going concern emphasis similar to the last paragraph.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brazil Fast Food Corp. and subsidiary as of December 31, 2001 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The financial statements as of December 31, 2001 and for the year then ended have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, to the financial statements, the Company has suffered recurring losses and has a negative working capital that raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Rio de Janeiro, Brazil
March 14, 2002


Grant Thornton Auditores Independentes

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

                                                        Arthur Andersen S/C

Rio de Janeiro, Brazil
March 15, 2001

BRAZIL FAST FOOD CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS OF BRAZILIAN REAIS, EXCEPT SHARE AMOUNTS)

                                               ASSETS
                                                                                                      December 31,
                                                                                                -----------------------
                                                                                                   2001          2000
                                                                                                ---------     ---------
CURRENT ASSETS:
  Cash and cash equivalents                                                                     R$  2,267     R$  1,857
  Accounts receivable, net of allowance for doubtful accounts of R$1,966
     and R$988, respectively                                                                        3,834         3,785
  Inventories                                                                                         924         1,340
  Prepaid expenses and other current assets                                                           710           816
                                                                                                ---------     ---------
      TOTAL CURRENT ASSETS                                                                          7,735         7,798
                                                                                                ---------     ---------

PROPERTY AND EQUIPMENT, net                                                                        19,891        21,722

DEFERRED CHARGES, net                                                                               9,690        10,301

OTHER RECEIVABLES AND OTHER ASSETS                                                                  2,461         1,873
                                                                                                ---------     ---------

      TOTAL ASSETS                                                                              R$ 39,777     R$ 41,694
                                                                                                =========     =========

                                 LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable                                                                                 R$ 11,103     R$  9,090
  Accounts payable and accrued expenses                                                             7,246         5,878
  Payroll and related accruals                                                                      1,686         2,473
  Taxes, other than income taxes                                                                    5,295         4,224
  Deferred income                                                                                     637           370
  Other current liabilities                                                                           485           570
                                                                                                ---------     ---------
      TOTAL CURRENT LIABILITIES                                                                    26,452        22,605

NOTES PAYABLE, less current portion                                                                    --         1,376

DEFERRED INCOME, less current portion                                                               2,398         2,468

TAXES IN LITIGATION (note 11)                                                                       9,573         9,306

OTHER LIABILITIES                                                                                     137           401
                                                                                                ---------     ---------

      TOTAL LIABILITIES                                                                            38,560        36,156
                                                                                                ---------     ---------

SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 5,000 shares authorized; no shares issued                           --            --
  Common stock, $.0001 par value, 12,500,00 and 40,000,000, respectively, shares authorized;
  3,722,790 and 3,235,390, respectively, shares issued and outstanding                                  1             1
  Additional paid-in capital                                                                       50,341        46,226
  Accumulated deficit                                                                             (48,404)      (40,154)
  Accumulated comprehensive loss                                                                     (721)         (535)
                                                                                                ---------     ---------
      TOTAL SHAREHOLDERS' EQUITY                                                                    1,217         5,538
                                                                                                ---------     ---------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                R$ 39,777     R$ 41,694
                                                                                                =========     =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

BRAZIL FAST FOOD CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS OF BRAZILIAN REAIS, EXCEPT SHARE AMOUNTS)

                                                               Year Ended December 31,
                                                    -------------------------------------------
                                                        2001            2000          1999
                                                    -----------     -----------    ------------
NET OPERATING REVENUES:
  Restaurant sales                                  R$   68,397     R$   63,775    R$    56,370
  Franchise income                                        4,099           3,134           2,343
  Other income                                            6,483           4,884           3,667
                                                    -----------     -----------    ------------
        TOTAL NET OPERATING REVENUES                     78,979          71,793          62,380
                                                    -----------     -----------    ------------

COSTS AND EXPENSES:
  Cost of restaurant sales                               27,541          24,560          21,715
  Restaurant payroll and other employee benefits         13,106          12,329          12,660
  Restaurant occupancy and other expenses                 8,174           6,963           6,755
  Depreciation and amortization                           3,966           3,610           3,489
  Other operating expenses                               14,225          11,951           8,534
  Selling expenses                                        5,906           5,759           5,127
  General and administrative expenses                     6,720           6,131           6,518
                                                    -----------     -----------    ------------
TOTAL COSTS AND EXPENSES                                 79,638          71,303          64,798
                                                    -----------     -----------    ------------

INCOME (LOSS) FROM OPERATIONS                              (659)            490          (2,418)

INTEREST INCOME                                              --               1              16

INTEREST EXPENSE                                         (5,922)         (3,418)         (5,046)

FOREIGN EXCHANGE LOSS                                    (1,669)           (424)         (3,453)
                                                    -----------     -----------    ------------

NET LOSS                                            R$   (8,250)    R$   (3,351)   R$   (10,901)
                                                    ===========     ===========    ============

NET LOSS PER COMMON SHARE:
  BASIC AND DILUTED                                 R$    (2.27)    R$    (1.04)   R$     (3.37)
                                                    ===========     ===========    ============
WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING:
    BASIC AND DILUTED                                 3,626,626       3,235,290       3,235,290
                                                    ===========     ===========    ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

BRAZIL FAST FOOD CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(IN THOUSANDS OF BRAZILIAN REAIS)

                                                                 Year Ended December 31,
                                                   ------------------------------------------------
                                                      2001              2000               1999
                                                   ----------        ----------         -----------
Net loss                                           R$  (8,250)       R$  (3,351)        R$  (10,901)
Other comprehensive loss:
  Foreign currency translation adjustment                (186)              (74)               (133)
                                                   ----------        ----------         -----------
Comprehensive loss                                 R$  (8,436)       R$  (3,425)        R$  (11,034)
                                                   ==========        ==========         ===========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

BRAZIL FAST FOOD CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(IN THOUSANDS OF BRAZILIAN REAIS)

                                                 Common Stock           Additional                     Accumulated
                                          --------------------------      Paid-In     Accumulated     Comprehensive
                                            Shares        Par Value       Capital       Deficit            Loss          Total
                                          ---------      -----------    ----------    -----------     -------------   -----------
Balance, December 31, 1998                3,235,290      R$        1    R$  46,226    R$  (25,902)     R$    (328)    R$   19,997

Net loss                                         --                -            --        (10,901)             --         (10,901)

Cumulative translation adjustment                --                -            --             --            (133)           (133)
                                          ---------      -----------    ----------    -----------      ----------     -----------

Balance, December 31, 1999                3,235,290                1        46,226        (36,803)           (461)          8,963

Net loss                                         --                -            --         (3,351)             --          (3,351)

Cumulative translation adjustment                --                -            --             --             (74)            (74)
                                          ---------      -----------    ----------    -----------      ----------     -----------

Balance, December 31, 2000                3,235,290                1        46,226        (40,154)           (535)          5,538

Private placement                           487,500                -         4,115             --              --           4,115

Net loss                                         --                -            --         (8,250)             --          (8,250)

Cumulative translation adjustment                --                -            --             --            (186)           (186)
                                          ---------      -----------    ----------    -----------      ----------     -----------

Balance, December 31, 2001                3,722,790      R$        1    R$  50,341    R$  (48,404)     R$    (721)    R$    1,217
                                          =========      ===========    ==========    ===========      ==========     ===========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

BRAZIL FAST FOOD CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS OF BRAZILIAN REAIS)

                                                                     Year Ended December 31,
                                                               -----------------------------------
                                                                 2001         2000         1999
                                                               --------     --------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                       R$(8,250)    R$(3,351)    R$(10,901)
Adjustments to reconcile net loss to cash provided by
  (used in) operating activities:
  Depreciation and amortization                                   3,966        3,610         3,489
  Gain on vendor capitalization                                     915           --            --
  Loss on disposals of property and equipment                       453          391           805
  Expense paid through issuance of equity                           158           --            --
Changes in assets and liabilities:
  (Increase) decrease in:
    Accounts receivable                                             (49)      (1,270)         (369)
    Inventories                                                     416         (612)          (68)
    Prepaid expenses and other current assets                      (482)         362           (94)
    Other receivables                                                --           --           303
Increase (decrease) in:
    Accounts payable and accrued expenses                         1,367        1,744           339
    Payroll and related accruals                                   (787)         713          (637)
    Taxes, other than income taxes                                1,071        2,395          (526)
    Other liabilities                                               (82)         217         9,681
    Deferred income                                                 197          296          (408)
                                                               --------     --------     ---------
      CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES      (1,107)       4,495         1,614
                                                               --------     --------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                            (1,977)      (4,062)       (1,540)
  Proceeds from sale of property and equipment                       --           --            33
                                                               --------     --------     ---------
      CASH FLOWS USED IN INVESTING ACTIVITIES                    (1,977)      (4,062)       (1,507)
                                                               --------     --------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under lines of credit                                7,650        7,610         4,675
  Repayments under lines of credit                               (7,013)      (7,266)       (4,312)
  Proceeds from issuance of shares of common stock                3,043           --            --
                                                               --------     --------     ---------
      CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                 3,680          344           363
                                                               --------     --------     ---------
EFFECT OF FOREIGN EXCHANGE RATE                                    (186)         (74)         (133)
                                                               --------     --------     ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                           410          703           337

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                    1,857        1,154           817
                                                               --------     --------     ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR                       R$ 2,267     R$ 1,857     R$  1,154
                                                               ========     ========     =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

BRAZIL FAST FOOD CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

1.    BUSINESS AND OPERATIONS

      Brazil Fast Food Corp. (the "Company") was incorporated in the State of Delaware on September 16, 1992. The Company, through its wholly-owned subsidiary, Venbo Comercio de Alimentos Ltda. (Venbo"), a Brazilian limited liability company which conducts business under the trade name "Bob's", owns and, directly and through franchisees, operates a chain of hamburger fast food restaurants in Brazil.

2.    MANAGEMENT PLANS REGARDING GOING CONCERN

      Through December 31, 2001, the Company has sustained net losses totaling R$48,404, and at December 31, 2001, consolidated current liabilities exceed consolidated current assets by R$18,717.

      To date, the Company has been dependent upon its initial capital, additional equity and debt financing to fund its operating losses and capital needed for expansion. Currently, the Company has no significant unused credit line.

      In 1999, the Company commenced court actions to defer payments of its past due taxes against different branches of Brazilian Government. These actions are intended to extend payments on past due taxes and reduce financing interest charges. During the second quarter of 2000, the Company obtained a favorable outcome in the state lawsuits. In the same period, the Company withdrew its lawsuit regarding federal taxes and applied to join a tax amnesty program offered by the Brazilian Federal government (see Note 10).

      During 2000, the agreement with the Brazilian subsidiary of Coca-Cola referred to in Note 1 was amended in order to enhance and extend the original exclusivity term an additional two years. As part of such agreement, the Coca Cola Brazilian subsidiary agreed to pay the Company an additional R$1,000 in connection with the extension of exclusivity.

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

BRAZIL FAST FOOD CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS) CONTINUED

2.    MANAGEMENT PLANS REGARDING GOING CONCERN (CONT'D)

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

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Generally Accepted Accounting Principles ("GAAP")

      These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). Such accounting principles differ in certain respects from accounting principles generally accepted in Brazil ("Brazilian GAAP"), which is applied by the Company for its annual consolidated financial statement preparation. Unless otherwise specified, all references in these financial statements to (i) "reais," the "real" or "R$" are to the Brazilian real (singular), or to the Brazilian reais (plural), the legal currency of Brazil, and (ii) "U.S. dollars" or "$" are to United States dollars.

      Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

BRAZIL FAST FOOD CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS) CONTINUED

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

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

      Constant Currency Restatement

      Through June 30, 1997 the Brazilian economy was hyperinflationary as defined in Statement of Financial Accounting Standards ("SFAS") No.52. The financial statements prior to that time were comprehensively restated for the effects of inflation. After that date, inflation restatement was not applied, however the non-monetary assets reflect the effects of inflation through that date.

BRAZIL FAST FOOD CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS) CONTINUED

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

      Foreign Currency

      Assets and liabilities recorded in functional currencies other than Brazilian Reais are translated into Brazilian Reais at the prevailing exchange rate as reported by the Central Bank of Brazil as of the balance sheet date. Revenue and expenses are translated at the weighted-average exchange rates for the year. The resulting translation adjustments are charged or credited to other comprehensive income. Gains or losses from foreign currency transactions, such as those resulting from the settlement of receivables or payables denominated in foreign currency, are recognized in the consolidated statement of operations as they occur.

      Cash and Cash Equivalents

      The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

      Accounts receivable

      Long term receivables denominated in Brazilian Reais not indexed higher than the Brazilian general price level inflation indicator (IGP-M) are discounted to their present value. The allowance for doubtful accounts is estimated based on aspects such as aging of due receivables and client's current economic situation.

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

      Property and Equipment

      Property and equipment are stated at price-level adjusted cost, less price-level adjusted accumulated depreciation through June 30, 1997. Depreciation on property and equipment is provided using the straight-line method over the following estimated useful lives of the related assets:

                                                             Years
                                                             -----
      Buildings and building improvements                     50
      Leasehold improvements                                  4-5
      Machinery and equipment                                10-15
      Furniture and fixtures                                 10-15
      Vehicles                                                5-13

BRAZIL FAST FOOD CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS) CONTINUED

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

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

      Amounts received and to be received from the Coca-Cola exclusivity agreements (see Note 2) as well as amounts received from other suppliers linked to exclusivity agreements are recorded as deferred income and are being recognized on a straight line basis over the term of such agreements or the related supply agreement. The Company accounts for other supplier exclusivity fees on a straight-line basis over the related supply agreement.

      Advertising Expense

      The Company expenses advertising costs as incurred. Advertising expense was R$5,244 R$4,126 and R$3,055 for the years ended December 31, 2001, 2000 and 1999, respectively.

BRAZIL FAST FOOD CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS) CONTINUED

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

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

      In August 2001, the FASB issued SFAS No. 144, which replaces SFAS 121. The primary objectives of SFAS 144 are to develop one accounting model, based upon the framework established in SFAS 121, for long-lived assets to be disposed of by sale and to address significant implementation issues. This Statement requires that long-lived assets being disposed of be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred.

      The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally are to be applied prospectively. Management does not expect this Statement to have a material impact on the consolidated financial statements.

BRAZIL FAST FOOD CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS) CONTINUED

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

      Net Loss Per Common Share

      In 1997, the FASB issued SFAS No. 128, "Earnings Per Share" effective for financial statements issued for periods ending after December 15, 1997. This statement establishes standards for computing and presenting earnings per share ("EPS"), replacing the presentation of required primary EPS with a presentation of Basic EPS and Diluted EPS on the face of the statement of operations. Under this standard, Basic EPS is computed based on weighted average shares outstanding and excludes any potential dilution; Diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock. There were no common share equivalents outstanding as of December 31, 2001, 2000 and 1999 that would have had a dilutive effect on earnings for those respective years.

      Recently Issued Accounting Standards

      In June 2001, the FASB issued Statements of Financial Accounting Standards No. 141, Accounting for Business Combinations ("SFAS No. 141") and No. 142, Accounting for Goodwill and Other Intangible Assets. SFAS No. 141 establishes accounting and reporting standards for all business combinations initiated after June 30, 2001. SFAS No. 142 establishes accounting and reporting standards for all acquisitions of intangible assets made after June 30, 2001. The Company does not expect the adoption of either standard to have a material effect on the Company's consolidated financial position, results of operations, or cash flows.

      Reclassifications

      The consolidated financial statements for the years ended December 31, 2000 and 1999 have been restated to conform with the current year presentation.

BRAZIL FAST FOOD CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS) CONTINUED

4.    PROPERTY AND EQUIPMENT

      Property and equipment consists of the following:

                                                                   December 31,
                                                            --------------------------
                                                              2001              2000
                                                            ---------        ---------
      Land                                                  R$  2,828        R$  2,828
      Buildings and building improvements                       4,560            4,543
      Leasehold improvements                                    6,789            6,624
      Machinery and equipment                                  12,684           11,311
      Furniture and fixtures                                    2,811            2,818
      Assets under capitalized leases                           3,987            4,131
      Vehicles                                                    237              199
      Other                                                       405              680
                                                            ---------        ---------
                                                               34,301           33,134

      Less: accumulated depreciation and amortization         (14,410)         (11,412)
                                                            ---------        ---------
                                                            R$ 19,891        R$ 21,722
                                                            =========        =========

5.    DEFERRED CHARGES

      Deferred charges consists of the following:

                                                                   December 31,
                                                            --------------------------
                                                              2001              2000
                                                            ---------        ---------
      Leasehold premiums                                    R$ 13,691        R$ 13,541
      Less: accumulated amortization                           (4,001)          (3,240)
                                                            ---------        ---------
                                                            R$  9,690        R$ 10,301
                                                            =========        =========

BRAZIL FAST FOOD CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS) CONTINUED

6.    NOTES PAYABLE

      Notes payable consists of the following:


                                                           December 31,
                                                    --------------------------
                                                       2001             2000
                                                    ---------        ---------
      Revolving lines of credit(a)                  R$  4,590        R$  2,514
      Mortgages payable(b)                              4,189            4,445
      Equipment leasing facility(c)                     2,324            3,507
                                                    ---------        ---------
                                                       11,103           10,466
                                                    ---------        ---------
      Less: current portion                           (11,103)          (9,090)
                                                    ---------        ---------
                                                    R$     --        R$  1,376
                                                    =========        =========

      (a) Amount due on demand from various financial institutions as well as private individuals with interest rates ranging from 26.4% to 46.6% per annum. Collateralized by accounts receivable and guaranteed by certain officers. Currently, there is no significant unused credit line or other external sources of liquidity.

      (b) Amount due in full September 2002. Interest on this amount accrues at a rate of 15% per annum and is payable semi-annually. Payment is secured by certain property with a carrying value of R$5,117 at December 31, 2001. Principal and interest are indexed to the U.S. Dollar, thus susceptible to exchange rate variations due to the devaluation of the Brazilian Real.

      (c) This facility provides no significant unused credit. Repayment of principal is due in monthly installments, together with interest, with a final payment due November 2002. Interest is charged on these borrowings at rates ranging between 15% and 18% per annum. This facility is secured by our leased equipment. Principal and interest are indexed to the U.S. Dollar, thus susceptible to exchange rate variations due to the devaluation of the Brazilian Real.

      The carrying amount of notes payable approximates fair value at December 31, 2001 and 2000 because they are indexed to the U.S. dollar and are at market interest rates.

BRAZIL FAST FOOD CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS) CONTINUED

7.    ACCRUED EXPENSES

      Accrued expenses consists of the following:

                                                             December 31,
                                                       -------------------------
                                                          2001           2000
                                                       ----------     ----------
      Rent payable                                     R$   1,124     R$     875
      Outsourcing fees                                      1,214            419
      Bonuses                                                 271             --
      Accrued utilities                                       228            202
      Accrued freight                                          --             65
      Accrued maintenance                                     155            116
      Accrued advertising                                     335            296
      Contingencies                                           140            139
      Audit services                                           95            145
      Other accrued liabilities                               240            215
                                                       ----------     ----------
                                                       R$   3,802     R$   2,472
                                                       ----------     ----------

8.    CASH FLOW INFORMATION

      Supplemental Disclosure of Cash Flow Information:

                                                  Year ended December 31,
                                           -------------------------------------
                                             2001           2000          1999
                                           -------        -------        -------
      Interest paid                        R$2,016        R$1,533        R$2,150
      Income taxes paid                    R$   --        R$   --        R$   --

9.    TAXATION

      Tax losses through December 31, 2001 relating to income tax were R$36,034 and to social contribution tax were R$38,664. Social contribution tax is a Brazilian tax levied on taxable income and is by its nature comparable to corporate income tax. At the date of Acquisition, Venbo had R$5,512 of tax loss carryforwards. The utilization of these pre-acquisition losses recognized subsequent to the Acquisition, first reduces to zero any goodwill related to the Acquisition, second reduces other non-current intangible assets to zero, and third reduces income tax expense.

BRAZIL FAST FOOD CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS) CONTINUED

9.    TAXATION (CONT'D)

      The accumulated tax loss position can be offset against future taxable income. Brazilian tax legislation restricts the offset of accumulated tax losses to 30% of taxable profits on an annual basis. These losses can be used indefinitely and are not impacted by a change in ownership of the Company.

      During 2001, the Company reduced its accumulated tax loss position (both income tax and social contribution) in the amount of R$8,932 in order to offset interest due on taxes included in the tax amnesty program (see note
      10).

      The following is a reconciliation of the amount of reported income tax benefit and the amount computed by applying the combined statutory tax rate of 34% to the loss before income taxes:

                                                                               December 31,
                                                                  --------------------------------------
                                                                    2001           2000           1999
                                                                  --------       --------       --------
      Tax benefit at the combined statutory rate                  R$(2,805)      R$(1,139)      R$(3,706)
      Combined statutory rate applied to differences between
        taxable results Brazil and reported results                    994            255          1,571
                                                                  --------       --------       --------
      Tax benefit for the year                                      (1,811)          (884)        (2,135)
      Valuation allowances recorded against net deferred
        tax assets                                                   1,811            884          2,135
                                                                  --------       --------       --------
      Income tax benefit as reported in the accompanying
        consolidated statement of operations                      R$    --       R$    --       R$    --
                                                                  ========       ========       ========

      Differences between taxable results in Brazil and reported results are primarily due to differences between Brazilian GAAP and U.S. GAAP.

      The following summarizes the composition of deferred tax assets and liabilities and the related valuation allowance at December 31, 2001 and 2000, based on temporary differences and tax loss carryforwards determined by applying rates of 9% for social contribution tax and 25% for income tax.

BRAZIL FAST FOOD CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS) CONTINUED

9.    TAXATION (CONT'D)

                                                             December 31,
                                                      -------------------------
                                                         2001            2000
                                                      ---------       ---------
      Deferred tax assets:
        Tax loss carry forward                        R$ 12,490       R$ 13,696
        Provision for contingencies                          83             417
        Present value adjustment                            102             190
                                                      ---------       ---------

          Total deferred tax assets                      12,675          14,303
                                                      ---------       ---------

      Deferred tax liabilities:
        Deferred income                                      83               3
        Property and equipment                              534           1,105
        Deferred charges                                  2,884           2,972
                                                      ---------       ---------

          Total deferred tax liabilities                  3,501           4,080
                                                      ---------       ---------

      Net deferred tax asset                              9,174          10,223

      Valuation allowance                                (9,174)        (10,223)
                                                      ---------       ---------
                                                      R$     --       R$     --
                                                      =========       =========

      The valuation allowance reflects the Company's assessment of the likelihood of realizing the net deferred tax assets in view of current operations and the Company's recurring consolidated net losses.

BRAZIL FAST FOOD CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS) CONTINUED

10.   COMMITMENTS AND LITIGATION

      Operating Leases

      The future minimum lease payments under operating leases with an initial or remaining noncancelable lease terms in excess of one year at December 31, 2001 are as follows:

      December 31,
      ------------
          2002                   R$ 5,104
          2003                   R$ 2,960
          2004                   R$ 2,279
          2005                   R$ 1,633
          2006                   R$ 1,125
          Thereafter             R$   615

      Rent expense was R$ 5,632, R$4,772, and R$4,493 for the years ended December 31, 2001, 2000, and 1999, respectively.

      Other Commitments

      The Company has long-term contracts (5 to 10 years) with all of its franchisees. Under these contracts the franchisee has the right to use the Bob's name and formulas in a specific location or area. The Company has no specific financial obligations in respect of these contracts.

      Litigation and Tax Amnesty Program

      During 1999, certain Brazilian taxes levied on the Company were not paid. Using current proceedings from enacted Brazilian laws, the Company's legal advisors filed lawsuits asking that those taxes be paid in several installments (60 - 240 months) based on the usual terms for rescheduling of taxes in arrears. The Company is also claiming that neither fines nor interest higher than 12% per annum should be included in the above mentioned installments. However, the interest rates required by Brazilian Laws, which are higher than those claimed by the Company, have been recorded in the consolidated financial statements as of December 31, 1999.

BRAZIL FAST FOOD CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS) CONTINUED

10.   COMMITMENTS AND LITIGATION (CONT'D)

      Litigation and Tax Amnesty Program (cont'd)

      During the second quarter 2000, the Company obtained a favorable outcome in the state lawsuits. In the same period, the Company withdrew its lawsuit regarding federal taxes and applied to join a tax amnesty program offered by the Brazilian Federal government (REFIS). Through this program, all past due federal taxes will be paid in monthly installments equivalent to 1.2% of the Company's gross sales, with interest accruing at rates set by the Brazilian Federal government, currently 10.0% per year. During fiscal year 2001, the Company paid approximately R$ 946 related to such tax amnesty program.

      Litigation consists of the following:

                                                  2001                                             2000
                               -----------------------------------------       ------------------------------------------
                                                                 Long                                             Long
                                 Total          Current          Term            Total           Current          Term
                               Liability       Liability       Liability       Liability        Liability       Liability
                               ---------       ---------       ---------       ---------        ---------       ---------
      Social security tax      R$    --         R$   --         R$   --         R$ 1,290         R$1,290(a)      R$   --

      Value-added tax             6,548           2,319(b)        4,229            4,110           1,600(b)        2,510

      Social tax charged
      On revenues                 1,599           1,599(b)           --            1,127           1,127(b)           --

      Other litigation              243(c)           --             243(c)         1,088(c)           --           1,088(c)
      REFIS                       6,048             946           5,102            6,684             976           5,708
                               --------         -------         -------         --------         -------         -------
      TOTAL                    R$14,438         R$4,864         R$9,574         R$14,299         R$4,993         R$9,306
                               ========         =======         =======         ========         =======         =======

      (a)   Classified as "Payroll and related accruals"
      (b)   Classified as "Taxes, other than income taxes"
      (c)   Labor, civil and other litigation

      During 2001, the Company claimed in Brazilian court that their lease financing contracts with IBM Leasing should not have their principal amounts indexed to the US dollar, but instead stated in Brazilian Reais bearing interest of 12% per annum. Currently the installments are being legally deposited in the amounts claimed by the Company. Such lawsuit is in its initial phase. Contracted amounts are included in notes payable at December 31, 2001 (see note 6).

BRAZIL FAST FOOD CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS) CONTINUED

11.   SHAREHOLDERS' EQUITY

      Preferred Stock

      The Board of Directors of the Company is empowered, without shareholder approval, to issue up to 5,000 shares of "blank check" preferred stock (the "Preferred Stock") with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of the Company's common stock. As of December 31, 2001, no Preferred Stock had been issued.

      Common Stock

      Stock Split:

      In May 1999, the Company effected a one for four reverse stock split of its outstanding shares of common stock. Accordingly, all data shown in the accompanying consolidated financial statements and notes have been retroactively adjusted to reflect this stock split.

      Private Placement:

      In March 2001, the Company privately sold 487,500 units at price of $4.00 per unit. Each unit consists of one share of common stock and a warrant to purchase one share of common stock at an exercise price of $5.00 per share. Included in the sale was 118,750 units issued to Company vendors in exchange for amounts owed to them and for future services in the amount of R$915. The Company received net proceeds of approximately R$3,958 from the sale of the units.

      As a precedent to closing the private placement, the Company and AIG Latin America Equity Partners, Ltd, ("AIGLAEP") amended their Stockholders' Agreement dated August 11, 1997 (the "Stockholders' Agreement"). Among other things, the Stockholders' Agreement accorded AIGLAEP the right to designate such number of directors as would then constitute a majority of the Company's Board of Directors, thereby effecting a change in control if the Company failed to achieve certain performance targets as set forth in the Stockholders' Agreement.

      On March 14, 2001, after the Company had failed to achieve certain of these performance targets, the Stockholders' Agreement was amended to provide for the suspension of AIGLAEP's right to appoint a majority of the Board of Directors, the suspension of AIGLAEP's right of approval over the Company's annual budget, and the Company's ability to obtain financing of up to $15 million.

BRAZIL FAST FOOD CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS) CONTINUED


11.   SHAREHOLDERS' EQUITY (CONT'D)

      Common Stock (cont'd)

      Private Placement (cont'd):

      In conjunction with the amendment to the Stockholders' Agreement, the Company agreed to pay AIGLAEP $350,000. Of this amount, $100,000 was paid on March 31, 2001, with the balance to be paid in equal payments of $35,750 over each of the next seven (7) succeeding fiscal quarters. Additionally, the Company issued AIGLAEP a warrant to purchase 35,813 shares of the Company's common stock at an exercise price of $5 per share, and amended the exercise price to $5 per share on warrants held by the Shareholder which entitled them to purchase an additional 64,187 shares of the Company's common stock. Certain of the Company's Directors agreed to issue an option to AIGLAEP to sell 40,000 shares of common stock personally owned by the Directors to AIGLAEP at a price of $1.50 per share.

      At the date of the transaction, the quoted market price of the Company's common stock was $2.50 per share. Accordingly, the excess of the quoted market price of the common stock subject to purchase by AIGLAEP over the price to be paid by AIGLAEP in the amount of R$86 has been treated as a contribution of capital during the quarter ended March 31, 2001. The costs associated with the amendment to the Stockholders' Agreement in the amount of R$959 have been included in general and administrative expenses in the 2001 consolidated statement of operations.

      In November 2001, the Company amended its previously issued quarterly consolidated financial statements to reflect the costs associated with the amendment to the Stockholders' Agreement as an expense, rather than a direct charge to capital. The effect of this change was to decrease the Company's reported consolidated net income by R$959 for the three months ended March 31, 2001 and to increase the Company's reported consolidated net loss by R$959 for the six months ended June 30, 2001, respectively.

BRAZIL FAST FOOD CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS) CONTINUED

11.   SHAREHOLDERS' EQUITY (CONT'D)

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

                                                      2001              2000               1999
                                                  ----------        ------------         ---------
      Net (loss) as reported                      R$  (8,250)       R$    (3,351)        R$(10,901)
      Net (loss) pro forma                        R$  (9,086)       R$    (3,389)        R$(11,836)
      Net (loss) per share, as reported           R$   (2.27)       R$     (1.04)        R$  (3.37)
      Net (loss) per share, pro forma             R$   (2.51)       R$     (1.14)        R$  (3.66)

      The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

BRAZIL FAST FOOD CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS) CONTINUED

11.   SHAREHOLDERS' EQUITY (CONT'D)

      Stock Option Plan (cont'd)

      All transactions with individuals other than those considered employees, as set forth within the scope of APB No. 25, must be accounted for under the provisions of SFAS No. 123. During 2001, 2000 and 1999, no options were granted to outside consultants.

      Vesting terms of the options range from immediately vesting of all options to a ratable vesting period of 5 years. Option activity for the years ended December 31, 2001, 2000 and 1999 is summarized as follows:

                                                            2001                      2000                        1999
                                                     --------------------      --------------------      -----------------------
                                                                 Weighted                  Weighted                     Weighted
                                                                  Average                  Average                      Average
                                                                 Exercise                  Exercise                     Exercise
                                                     Shares        Price       Shares       Price        Shares          Price
                                                     -------     --------      -------     --------      -------        --------
      Options outstanding at beginnig of year        446,412     $  11.04      224,387     $  11.04      140,862        $  12.56
      Granted                                        188,750         2.30      241,500         2.18       98,625            2.86
      Exercised                                           --           --           --           --           --              --
      Expired                                        (67,225)       13.00           --           --           --              --
      Canceled                                        (3,500)        2.23      (19,475)          --      (15,100)             --
                                                     -------     --------      -------     --------      -------        --------
      Options outstanding at end of year             564,437     $   2.29      446,412     $   4.95      224,387        $   7.87
      Options exercisable at end of year             544,437     $   2.29      400,162     $   5.35      176,587        $   8.80

      During 1998, the Board of Directors approved an increase in options available for grant under the Plan from 500,000 to 1,000,000.

      The weighted average fair values of options granted during 2001, 2000, and 1999 were $1.39, $.96 and $2.45, respectively.

      The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following weighted average assumptions used for grants in 2001, 2000, and 1999: (1) risk-free interest rate of 5.00%, 5.71% and 4.65% (2) no expected dividend yield,
      (3) expected lives of 5 years; and (4) expected stock price volatility of 68%, 98% and 138%, respectively.

      The options outstanding at December 31, 2001, range in price from $2.00 per share to $13.00 per share and have a weighted average remaining contractual life of 3.43 years.

BRAZIL FAST FOOD CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS) CONTINUED

12.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                             FIRST          SECOND              THIRD            FOURTH
                                            QUARTER         QUARTER            QUARTER           QUARTER
2001
Revenues                                 R$    21,473     R$    18,601       R$    17,930     R$    20,975
Operating income (loss)                  R$      (306)    R$      (564)      R$      (692)    R$       903
Net income (loss)                        R$       434     R$    (4,988)      R$    (3,032)    R$      (664)
Basic and diluted income (loss)
per share                                R$       .13     R$     (1.33)      R$      (.81)    R$      (.18)
Weighted average common shares
outstanding                                 3,327,373        3,722,790          3,722,790        3,722,790

2000
Revenues                                 R$    17,492     R$    15,777       R$    17,559     R$    20,965
Operating income (loss)                  R$       487     R$      (697)      R$        14     R$       686
Net income (loss)                        R$       191     R$    (1,600)      R$      (824)    R$    (1,118)
Basic and diluted income (loss)
per share                                R$       .06     R$      (.49)      R$      (.25)    R$      (.35)
Weighted average common shares
outstanding                                 3,235,290        3,235,290          3,235,290        3,235,290