Form 10-Q
period 2002-03-31
BRAZIL FAST FOOD CORP
filed 2002-05-20
CIK 914537

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                         Commission File Number: 0-23278

                             ----------------------

                             BRAZIL FAST FOOD CORP.
             (Exact name of Registrant as specified in its charter)

                             ----------------------


                 Delaware                                    13-3688737
     (State or other jurisdiction of                        (IRS Employer
      incorporation or organization)                     Identification No.)


                    Av. Brasil, 6431 - Bonsucesso, CEP 21040
                           360, Rio de Janeiro, Brazil
                    (Address of principal executive offices)

               Registrant's telephone number: 011 55 21 2564-6452

                             ----------------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of March 31, 2002 there were issued and outstanding 3,722,790 shares of the Registrant's Common Stock, par value $0.0001.

================================================================================

                     BRAZIL FAST FOOD CORP, AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
            (in thousands of Brazilian Reais, except share amounts)


                                                                                         March 31,           December 31,
                                                                                            2002                 2001
                                                                                         ---------           -----------
                                                                                        (Unaudited)
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                             R$  1,982            R$  2,267
   Accounts receivable, net of allowance for doubtful accounts                               4,017                3,834
   Inventories                                                                               1,241                  924
   Prepaid expenses and other current assets                                                   909                  710
                                                                                         ---------            ---------

           TOTAL CURRENT ASSETS                                                              8,149                7,735
                                                                                         ---------            ---------

PROPERTY AND EQUIPMENT, NET                                                                 19,285               19,891

DEFERRED CHARGES, NET                                                                        9,352                9,690

OTHER RECEIVABLES AND OTHER ASSETS                                                           2,693                2,461
                                                                                         ---------            ---------

           TOTAL ASSETS                                                                  R$ 39,479            R$ 39,777
                                                                                         =========            =========

                LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
   Notes payable                                                                         R$ 11,577            R$ 11,103
   Accounts payable and accrued expenses                                                     6,515                7,246
   Payroll and related accruals                                                              2,298                1,686
   Taxes, other than income taxes                                                            6,257                5,295
   Deferred income                                                                             637                  637
   Other current liabilities                                                                   863                  485
                                                                                         ---------            ---------

           TOTAL CURRENT LIABILITIES                                                        28,147               26,452

DEFERRED INCOME, less current portion                                                        2,239                2,398

TAXES IN LITIGATION                                                                          9,258                9,573

OTHER LIABILITIES                                                                              137                  137
                                                                                         ---------            ---------

           TOTAL LIABILITIES                                                                39,781               38,560
                                                                                         ---------            ---------

SHAREHOLDERS' EQUITY (DEFICIENCY):
      Preferred stock, $.01 par value, 5,000 shares authorized; no shares issued                 -                    -
      Common stock, $.0001 par value, 12,500,000 shares authorized;
        3,722,790 shares issued and outstanding                                                  1                    1
      Additional paid-in capital                                                            50,341               50,341
  Accumulated deficit                                                                      (49,924)             (48,404)
  Accumulated comprehensive loss                                                              (720)                (721)
                                                                                         ---------            ---------

           TOTAL SHAREHOLDERS' EQUITY (DEFICIENCY)                                            (302)               1,217
                                                                                         ---------            ---------

           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)                       R$ 39,479            R$ 39,777
                                                                                         =========            =========


                See Notes to Consolidated Financial Statements.              F-1

                      BRAZIL FAST FOOD CORP, AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (in thousands of Brazilian Reais, except share amounts)
                                  (Unaudited)

                                                                                     For the Three Months Ended March 31,
                                                                                     ------------------------------------
                                                                                         2002                     2001
                                                                                     -----------              -----------
 NET OPERATING REVENUES:
  Restaurant sales                                                                   R$   17,173              R$   19,116
  Franchise income                                                                         1,214                      966
  Other income                                                                             1,817                    1,391
                                                                                     -----------              -----------

            TOTAL NET OPERATING REVENUES                                                  20,204                   21,473
                                                                                     -----------              -----------

 COSTS AND EXPENSES:
  Cost of restaurant sales                                                                 6,828                    7,445
  Restaurant payroll and other employee benefits                                           3,349                    3,389
  Restaurant occupancy and other expenses                                                  2,063                    1,985
  Depreciation and amortization                                                              982                      966
  Other operating expenses                                                                 3,629                    3,764
  Selling expenses                                                                         1,433                    1,375
  General and administrative expenses                                                      2,140                    2,855
                                                                                     -----------              -----------

            TOTAL COSTS AND EXPENSES                                                      20,424                   21,779
                                                                                     -----------              -----------

 LOSS FROM OPERATIONS                                                                       (220)                    (306)

 INTEREST INCOME (EXPENSE) - NET (Note 3)                                                 (1,413)                   1,405

 FOREIGN EXCHANGE GAIN (LOSS)                                                                113                     (665)
                                                                                     -----------              -----------

 NET INCOME (LOSS)                                                                   R$   (1,520)             R$      434
                                                                                     ===========              ===========


 BASIC AND DILUTED NET INCOME (LOSS)
     PER COMMON SHARE                                                                R$    (0.41)             R$     0.13
                                                                                     ===========              ===========

     WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING:
     BASIC AND DILUTED                                                                 3,722,790                3,327,373
                                                                                     ===========              ===========


                See Notes to Consolidated Financial Statements.              F-2

                      BRAZIL FAST FOOD CORP, AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands of Brazilian Reais, except share amounts)
                                  (Unaudited)


                                                         Three Months
                                                        Ended March 31,
                                                   -------------------------
                                                      2002           2001
                                                   ----------     ----------
 Net income (loss)                                 R$  (1,520)    R$     434

 Other comprehensive income (loss):
   Foreign currency translation adjustment                  1           (122)
                                                   ----------     ----------
 Comprehensive income (loss)                       R$  (1,519)    R$     312
                                                   ==========     ==========

               See Notes to Consolidated Financial Statements.               F-3

                      BRAZIL FAST FOOD CORP, AND SUBSIDIARY
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIENCY)
             (in thousands of Brazilian Reais, except share amounts)
                                  (Unaudited)


                                            Common Stock        Additional                   Accumulated
                                       ----------------------     Paid-In     Accumulated   Comprehensive
                                         Shares    Par Value      Capital       Deficit         Loss          Total
                                       ---------   ----------   ----------   -----------      --------      ----------
Balance, December 31, 2001             3,722,790   R$       1   R$  50,341   R$  (48,404)     R$  (721)     R$   1,217

Net loss                                       -            -            -        (1,520)            -          (1,520)

Cumulative translation adjustment              -            -            -             -             1               1
                                       ---------   ----------   ----------   -----------      --------      ----------

Balance, March 31, 2002                3,722,790   R$       1   R$  50,341   R$  (49,924)     R$  (720)     R$    (302)
                                       =========   ==========   ==========   ===========      ========      ==========


                See Notes to Consolidated Financial Statements.              F-4

                      BRAZIL FAST FOOD CORP, AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             (in thousands of Brazilian Reais, except share amounts)
                                  (Unaudited)


                                                                                               For the Three Months
                                                                                                Ended March 31,
                                                                                          -----------------------------
                                                                                            2002                2001
                                                                                          ---------           ---------
 CASH FLOW FROM OPERATING ACTIVITIES:
  Net income  (loss)                                                                      R$ (1,520)          R$    434
  Adjustments to reconcile net income (loss) to cash used in operating activities:
    Depreciation and amortization                                                               982                 966
    Gain on sale of leasehold                                                                   (41)                  -
    Loss on disposal of property and equipment                                                   28                   -
    Expense paid through issuance of equity                                                       -                 158
 Changes in assets and liabilities:
   (Increase) decrease in:
     Accounts receivable                                                                       (183)                 38
     Inventories                                                                               (317)                122
     Prepaid expenses and other current assets                                                 (431)               (189)
    Increase decrease in:
     Accounts payable and accrued expenses                                                     (731)               (280)
     Payroll and related accruals                                                               612                 366
     Taxes other than income taxes                                                              962                (511)
     Deferred income                                                                           (159)                400
     Other liabilities                                                                           63              (2,702)
                                                                                          ---------           ---------

        CASH FLOWS USED IN OPERATING ACTIVITIES                                                (735)             (1,198)
                                                                                          ---------           ---------

 CASH FLOW FROM INVESTING ACTIVITIES:
  Proceeds from sale of leasehold                                                               193                   -
   Capital expenditures                                                                        (218)               (419)
                                                                                          ---------           ---------

        CASH FLOWS USED IN INVESTING ACTIVITIES                                                 (25)               (419)
                                                                                          ---------           ---------

 CASH FLOW FROM FINANCING ACTIVITIES:
  Borrowings under lines of credit                                                              534                 526
  Repayments under lines of credit                                                              (60)               (143)
  Proceeds from issuance of shares of common stock                                                -               2,947
                                                                                          ---------           ---------

        CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                                             474               3,330
                                                                                          ---------           ---------

 EFFECT OF FOREIGN EXCHANGE RATE                                                                  1                (122)
                                                                                          ---------           ---------

 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          (285)              1,591

 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                             2,267               1,857
                                                                                          ---------           ---------

 CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               R$  1,982           R$  3,448
                                                                                          =========           =========

 CASH PAID DURING THE PERIOD FOR:
    Interest                                                                              R$    503           R$    333
                                                                                          =========           =========


                See Notes to Consolidated Financial Statements.              F-5

                      BRAZIL FAST FOOD CORP. AND SUBSIDIARY

        SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (IN THOUSANDS
                    OF BRAZILIAN REAIS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


NOTE 1 - FINANCIAL STATEMENT PRESENTATION

         The accompanying consolidated financial statements have been prepared by Brazil Fast Food Corp. (the "Company"), without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows at March 31, 2002 and for all periods presented have been made. The consolidated results of operations for the period ended March 31, 2002 and 2001 are not necessarily indicative of the consolidated operating results for a full year. Unless otherwise specified all references in these financial statements to (i) "Reais", or "R$" are to the Brazilian Real (singular), or to Brazilian Reais (plural), the legal currency of Brazil, and (ii) "U.S. Dollars" or "$" are to U.S. dollars.

         Certain information and footnote disclosures prepared in accordance with general accepted accounting principles and normally included in the financial statements have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

NOTE 2 - MANAGEMENT PLANS REGARDING GOING CONCERN

         Through March 31, 2002, the Company has sustained net losses totaling R$50,163, and at March 31, 2002, consolidated current liabilities exceed consolidated current assets by R$20,220.

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

         During the second quarter 2000, the Company obtained a favorable outcome in the state lawsuits. In the same period, the Company withdrew its lawsuit regarding Federal taxes and applied to join a tax amnesty program offered by the Brazilian Federal government (REFIS). Through this program, all past due Federal taxes will be paid in monthly installments equivalent to 1.2% of the Company's gross sales, with interest accruing at rates set by the Brazilian Federal government, currently 9.5% per year. During the first quarter of 2002, the Company paid approximately R$264 related to such tax amnesty program.

         During 2001, the Company claimed in Brazilian court that their lease financing contracts with IBM Leasing should not have their principal amounts indexed to the US dollar, but instead stated in Brazilian Reais bearing interest of 12% per annum. Currently the installments are being legally deposited in the amounts claimed by the Company. Such lawsuit is in its initial phase.

                      BRAZIL FAST FOOD CORP. AND SUBSIDIARY

        SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (IN THOUSANDS
                    OF BRAZILIAN REAIS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


NOTE 4 - STOCK OPTION PLAN ACTIVITY

         Under the Company's Stock Option Plan, options to purchase a total of 151,500 shares were granted during the three months ended March 31, 2002. The options have an exercise price of $1.06, vest over a period of 3 years, and have been valued at a fair value of $77,926 using the Black Scholes option pricing model.

         Under the Company's Stock Option Plan, options to purchase a total of 56,250 shares were canceled during the three months ended March 31, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

   During 2001, certain factors such as (i) terrorist attacks in New York City and Washington, D.C.; (ii) the Brazilian energy crisis; (iii) the crisis in Argentina's economy bringing a halt to the recovery of the Brazilian economy, which had a negative impact on our restaurant sales and the results of our operations in the end of that fiscal year. In the first quarter of 2002, those factors still reflect negatively on the Brazilian economy and on our operations due to an increase of unemployment rates mainly in the major metropolitan areas (Rio de Janeiro and Sao Paulo), and a decrease on average nominal income of persons employed.

Restaurant Sales

   Net restaurant sales for our owned stores were R$17,173,000 and R$19,116,000 for the three months ended March 31, 2002 and 2001, respectively, reflecting a first quarter 2002 decrease of R$1,943,000 or 10.2%. Same store sales decreased approximately 7.2% when compared quarter to quarter. The decrease in net restaurant sales, in addition to macroeconomic factors discussed above is attributable to a reduction of our owned and operated points of sale from 73 at the end of first quarter of 2002 to 67 at the end of first quarter of 2001.

Those decreases were partially offset by:

   - Our constant sales initiatives, and expansion of our product offerings, and

   -  An average increase of 9% in our sales prices;

   - A change in the manner of calculating tax upon our sales in the State of Sao Paulo which resulted in higher net sales of approximately R$190,000;

Franchise Income

   Franchise income was R$1,214,000 and R$966,000 for the three months ended March 31, 2002 and 2001, respectively. The increase of 25.7% in the first quarter of 2002 was mainly attributable to expansion of our franchised locations, which grew from 160 units at the end of the first quarter of 2001 to 206 units at March 31, 2002.

Other Income

   Other income was R$1,817,000 and R$1,391,000 for the three months ended March 31, 2002 and 2001, respectively, and is comprised of initial fees paid by franchisees and franchisees' contributions to our marketing efforts, as well as income derived from suppliers pursuant to exclusivity agreements. The first quarter 2002 increase of 30.6% is mainly attributable to the increase in the number of our franchised outlets discussed above.

Cost of Restaurant Sales

   Cost of restaurant sales expressed as a percentage of restaurant sales were 39.8% and 38.9% for the three months ended March 31, 2002 and 2001, respectively. The increase is primarily attributable to reduced taxation in the State of Sao Paulo, noted above, and increases in our cost of soft drinks, meat and chicken products. This increase was partially offset by cost reductions provided by a reformulation on our distribution agreements.

Restaurant Payroll and Other Employee Benefits

   Restaurant payroll and other employee benefits expressed as a percentage of net restaurant sales increased from 17.7% for the three months ended March 31, 2001 to 19.5% for the three months ended March 31, 2002. Such increase is mainly attributable to the effect of the decreased restaurant sales, as noted above, resulting in a percentage increase for this quarter period in 2002 as compared to such period in 2001. In addition, increases in salaries mandated by union-driven agreements and increases on employee charges (FGTS) also impacted the payroll cost of the current quarter.

Restaurant Occupancy Costs and Other Expenses

   Restaurant occupancy costs and other expenses expressed as a percentage of net restaurant sales were approximately 12.0% and 10.4% for the three months ended March 31, 2002 and 2001, respectively. This percentage increase is mainly attributable to the increases in our minimum rent obligations, which are indexed to the Brazilian inflation, currently at 9.4%. Such increase is also attributable to the effect of the decreased restaurant sales, as noted above, resulting in a percentage increase for this quarter period in 2002 as compared to such period in 2001.

Depreciation and Amortization

   Depreciation and amortization expressed as a percentage of net restaurants sales were approximately 5.7% and 5.1% for the three months ended March 31, 2002 and 2001, respectively. The first quarter 2002 increase in depreciation and amortization expenses is attributable to to the effect of the decreased restaurant sales, as noted above, resulting in a percentage increase for this quarter period in 2002 as compared to such period in 2001.

Other Operating Expenses

   Other operating expenses expressed as a percentage of net restaurant sales were approximately 21.1% and 19.7% for the three months ended March 31, 2002 and 2001, respectively. Such increase is mainly attributable to the effect of the decreased restaurant sales, as noted above, resulting in a percentage increase for this quarter period in 2002 as compared to such period in 2001. The first quarter 2002 increase is also due to increased fees for utilities, primarily those for natural gas, and an increase in the maintenance agreements. Those increases where partially offset by reductions on delivery costs and reductions due to changes of our outsource payroll bureau and to reduction of employee bonus.

Selling expenses

   Selling expenses expressed as a percentage of net restaurant sales were 8.3% and 7.2% for the three months ended March 31, 2002 and 2001, respectively. Selling expenses are comprised mainly of advertising and publicity costs. The first quarter 2002 increase is primarily attributable to the growth of the number of franchised stores.

General and Administrative Expenses

   General and administrative expenses expressed as a percentage of net restaurant sales were approximately 12.5% and 14.9% for the three months ended March 31, 2002 and 2001, respectively.

   The percentage decrease of general and administrative expenses for the quarter ended March 31, 2001 as compared to the same period in 2002 is primarily attributable to costs related to renegotiations of, and amendment to, our stockholders' agreement with AIG Latin America Equity Partners, Ltd. in amount of approximately R$900,000 that was recorded during the first quarter of 2001. Excluding this fact, general and administrative expenses remained at constant levels for the quarter ended March 31, 2002 as compared to the same period in 2001.

Interest Income and Expenses

   Net interest income and expense expressed as a percentage of restaurants sales were approximately (7.6%) and 3.8% for the three months ended March 31, 2002 and 2001, respectively. In first quarter 2001, we recorded a reversal of previously recorded interest expense of R$2,431,000 associated with a Brazilian tax amnesty program (see note 3 to the financial statements). In addition we also recorded a foreign currency loss of R$665,000 in first quarter 2001 contrasted to a foreign currency gain of R$113,000 in first quarter 2002, as the result of the evolution of the exchange rates between the Brazilian Reais and the US Dollar through those periods. Excluding the non-recurring reversal of interest expenses and the exchange results, interest expense expressed as a percentage of restaurant sales would have been 8.2% and 5.4% for the three months ended March 31, 2002 and 2001, respectively. The increase is due to the increase on the level of our indebtedness from quarter to quarter.

LIQUIDITY AND CAPITAL RESOURCES

   Since March 19, 1996, we have funded our operating losses of R$49,924,000 and made acquisitions of businesses and capital improvements (including store remodeling) by using cash remaining at the closing of our acquisition of Venbo, by borrowing funds from various sources and private placements of securities. As of March 31, 2002, we had cash on hand of R$1,982,000 and a working capital deficiency of R$19,998,000.

   Our capital requirements are primarily for expansion of our retail operations. Currently, four of our stores are in owned facilities and all the others are in leased facilities. For the three months ended March 31, 2002, our earnings before interest, taxes, depreciation and amortization (EBITDA) was R$762,000, exclusive of the one-time charge associated with the amendment to our Stockholders' Agreement.

   In the quarter ended March 31, 2002, our net cash used in operating activities was approximately R$735,000, our net cash used in investing activities was approximately R$25,000 and our net cash provided by financing activities was approximately R$474,000. Net cash provided by operating activities in this period was primarily the result of an increase in our liabilities. Net cash used in investing activities was primarily the result of our investment in property and equipment to improve our retail operations. Net cash provided by financing activities was a result of debt obligations we incurred.

   Our cash resources are currently used primarily to pay for the servicing costs on our debt obligations, which costs have increased significantly due to increased interest rates in Brazil charged on short-term debt and the devaluation of the Real against the U.S. Dollar. As of March 31, 2002, our debt obligations were as follows:

                                                   Amount
Type of Debt Obligation                          Outstanding
----------------------------                    ------------
Revolving lines of credit(a)                    R$ 5,201,000
Mortgages payable(b)                               4,129,000
Equipment leasing facility(c)                      2,247,000
                                                ------------
Total                                           R$11,577,000


(a) Amount due on demand from various financial institutions as well as private individuals with interest rates ranging from 24.2% to 41.8% per annum, and collateralized by accounts receivables and guaranteed by certain officers. Currently, we have no significant unused credit line and no other external sources of liquidity.

(b) Amount due in full September 2002. Interest on this amount accrues at a rate of 15% per annum and is payable semi-annually. Payment is secured by certain property with a carrying value of R$4,777,000 at March 31, 2002. Principal and interest are indexed to the U.S. Dollar, thus susceptible to exchange rate variations due to the devaluation of the Brazilian Real.

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

   In addition to the foregoing debt obligations, we are required to make certain payments on restructured past-due 1999 Brazilian state taxes of approximately R$5,575,567 and federal taxes of approximately R$6,379,000. Pursuant to a settlement reached with Brazilian state taxing authorities in 2001, we are required to make repayments over a five-year period, interest free, in amounts indexed to Brazil's UNIDADE FISCAL DE REFERENCIA, which is currently 9.4% per annum. Also in 2001, we applied to, and were accepted by, the Brazilian federal government to join a tax amnesty program, which restructured our outstanding 1999 federal tax obligations into monthly payments over a five-year period equal to 1.2% of our gross sales, with interest accruing at a rate set from time-to-time by the Brazilian federal government, which was 9.5% as of March 31, 2002. During 2002, we expect to pay approximately R$1,527,000 pursuant to the state tax settlement and approximately R$945,000 pursuant to the federal tax amnesty program.

   During the same period, our average cost to open a store approximated R$300,000 to R$500,000 including leasehold improvements, equipment and beginning inventory, as well as expenses for store design, site selection, leases negotiation, construction supervision and obtaining permits. We currently estimate that our capital expenditures for fiscal 2002, which will be used to maintain our restaurant network, will approximate R$1,600,000. We anticipate that our primary use of our cash resources during 2002 will be to service our debt obligations. During 2002, we intend to focus our efforts on expanding both the numbers of our franchisees and our franchised outlets, neither of which are expected to involve significant capital expenditures by us.

   We plan to address our immediate and future cash flow needs to include focusing on a number of areas including:

   -  The sale of certain of our owned and operated stores,

   -  reduction of expenses, including headcount reductions,

   - The expansion of our franchisee base, which may be expected to generate additional cash flows from royalties and franchise fees without significant capital expenditure, and

   - The introduction of new programs and menu expansions to meet consumer wishes

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



                           PART II--OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

         None

(b) Reports of Form 8-K

         None

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 20, 2002

                                                 Brazil Fast Food Corp.
                                                      (Registrant)


                                      By: /s/ Peter van Voorst Vader
                                          -------------------------------------
                                              Peter van Voorst Vader
                                              Chief Executive Officer
                                              (Principal Executive, Financial
                                              and Accounting Officer)