Form 10-Q
period 2002-06-30
BRAZIL FAST FOOD CORP
filed 2002-08-16
CIK 914537

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2002

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

                             ----------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     As of June 30, 2002 there were issued and outstanding 6,222,790 shares of the Registrant's Common Stock, par value $0.0001.
 ==========================================================================

TABLE>

BRAZIL FAST FOOD CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(IN THOUSANDS OF BRAZILIAN REAIS, EXCEPT SHARE AMOUNTS)

                                                      ASSETS


                                                                              June 30,          December 31,
                                                                            -------------      -------------
                                                                                 2002               2001
                                                                            -------------      -------------
CURRENT ASSETS:
         Cash and cash equivalents                                          R$     1,164       R$     2,267
         Accounts receivable, net of allowance for doubtful accounts               4,068              3,834
         Inventories                                                                 954                924
         Stock subscription receivable                                               828                  -
         Prepaid expenses and other current assets                                   662                710
                                                                            -------------      -------------

                   TOTAL CURRENT ASSETS                                            7,676              7,735
                                                                            -------------      -------------

PROPERTY AND EQUIPMENT, NET                                                       21,950             19,891

DEFERRED CHARGES, NET                                                              9,166              9,690

OTHER RECEIVABLES AND OTHER ASSETS                                                 2,839              2,461
                                                                            -------------      -------------

               TOTAL ASSETS                                                 R$    41,631       R$    39,777
                                                                            =============      =============

                                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
        Notes payable                                                      R$     12,280       R$    11,103
        Accounts payable and accrued expenses                                      5,435              7,246
        Payroll and related accruals                                               2,331              1,686
        Taxes, other than income taxes                                             7,523              5,295
        Deferred income                                                              637                637
        Other current liabilities                                                    762                485
                                                                           --------------      -------------

                  TOTAL CURRENT LIABILITIES                                       28,968             26,452

NOTES PAYABLE, less current portion                                                    -                  -

DEFERRED INCOME, less current portion                                              2,080              2,398

TAXES IN LITIGATION                                                                8,787              9,573

OTHER LIABILITIES                                                                    376                137
                                                                           --------------      -------------

               TOTAL LIABILITIES                                                  40,211             38,560
                                                                           --------------      -------------

SHAREHOLDERS' EQUITY:
        Preferred stock, $.01 par value, 5,000 shares authorized; no                   -                 -
         shares issued
        Common stock, $.0001 par value, 12,500,000 shares authorized;
        6,222,790 and 3,722,790 shares issued and outstanding                          1                 1
        Additional paid-in capital                                                55,341            50,341
        Deficit                                                                  (53,131)          (48,404)
        Accumulated comprehensive loss                                              (791)             (721)
                                                                           --------------     -------------

                  TOTAL SHAREHOLDERS' EQUITY                                       1,420             1,217
                                                                           --------------     -------------

                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               R$     41,631      R$    39,777
                                                                           --------------     -------------

See Notes to Consolidated Financial Statements


BRAZIL FAST FOOD CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS OF BRAZILIAN REAIS, EXCEPT SHARE AMOUNTS)


                                                   Six Months Ended June 30,
                                                 -----------------------------
                                                      2002            2001
NET OPERATING REVENUES:                          ------------     ------------
  Restaurant sales                               R$   31,850       R$  35,348
  Franchise income                                     2,290            1,887
  Other income                                         3,583            2,839
                                                 ------------     ------------

        TOTAL NET OPERATING REVENUES                  37,723           40,074
                                                 ------------     ------------
COSTS AND EXPENSES:
  Cost of restaurant sales                            12,755           13,941
  Restaurant payroll and other employee benefits       6,474            6,719
  Restaurant occupancy and other expenses              4,034            3,947
  Depreciation and amortization                        1,881            1,942
  Other operating expenses                             6,977            7,294
  Selling expenses                                     2,493            2,876
  General and administrative expenses                  3,735            4,225
                                                 ------------     ------------
        TOTAL COSTS AND EXPENSES                      38,349           40,944
                                                 ------------     ------------

INCOME (LOSS) FROM OPERATIONS                           (626)            (870)
INTEREST INCOME (EXPENSE)                             (3,081)          (2,441)
FOREIGN EXCHANGE (LOSS)                               (1,020)          (1,243)
                                                 ------------     ------------

NET (LOSS)                                       R$   (4,727)     R$   (4,554)
                                                 ============     ============

NET (LOSS) PER COMMON SHARE                      R$    (1.09)     R$    (1.29)
     BASIC AND DILUTED                           ============     ============

WEIGHTED AVERAGE COMMON                            4,347,790        3,525,082
    SHARES OUTSTANDING:                          ------------     ------------
    BASIC AND DILUTED

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS OF BRAZILIAN REAIS, EXCEPT SHARE AMOUNTS)

                                                  Three Months Ended June 30,
                                                  ---------------------------
NET OPERATING REVENUES:                                2002          2001
                                                  ------------   ------------
  Restaurant sales                                R$   14,677    R$   16,232
  Franchise income                                      1,076            921
  Other income                                          1,766          1,448
                                                  ------------   ------------
         TOTAL NET OPERATING REVENUES                  17,519         18,601
                                                  ------------   ------------

COSTS AND EXPENSES:
  Cost of restaurant sales                              5,927          6,496
  Restaurant payroll and other employee benefits        3,125          3,330
  Restaurant occupancy and other expenses               1,971          1,962
  Depreciation and amortization                           899            976
  Other operating expenses                              3,348          3,530
  Selling expenses                                      1,060          1,501
  General and administrative expenses                   1,593          1,370
                                                  ------------   ------------
         TOTAL COSTS AND EXPENSES                      17,923         19,165
                                                  ------------   ------------

INCOME (LOSS) FROM OPERATIONS                            (404)          (564)
INTEREST INCOME (EXPENSE)                              (1,668)        (3,846)
FOREIGN EXCHANGE (LOSS)                                (1,133)          (578)
                                                  ------------   -------------
NET (LOSS)                                        R$   (3,205)   R$   (4,988)
                                                  ============   =============

NET (LOSS) PER COMMON SHARE                       R$    (0.64)   R$    (1.34)
     BASIC AND DILUTED                            ============   =============

WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING:
     BASIC AND DILUTED                               4,972,790     3,722,790
                                                  ------------   -------------

See Notes to Consolidated Financial Statements

PAGE>

BRAZIL FAST FOOD CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(IN THOUSANDS OF BRAZILIAN REAIS)

                                 Six Months Ended June 30,       Three Months Ended June 30,
                               -----------------------------    -----------------------------
                                    2002           2001             2002            2001
                               -------------   -------------    -------------   -------------

Net Loss                       R$    (4,727)   R$    (4,554)    R$    (3,205)   R$    (4,988)
Other comprehensive (loss):
 Foreign currency translation           (70)           (204)             (71)            (82)
  adjustment
                               -------------   -------------    -------------   -------------
Comprehensive Loss             R$    (4,797)   R$    (4,758)    R$    (3,276)   R$    (5,070)
                               -------------   -------------    -------------   -------------

See Notes to Consolidated Financial Statements


BRAZIL FAST FOOD CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
(IN THOUSANDS OF BRAZILIAN REAIS)

                               Common Stock           Additional                    Accumulated
                          -----------------------     Paid-In                     Comprehensive
                            Shares     Par Value      Capital        (Deficit)         Loss           Total
                          ----------  -----------   ------------   ------------   -------------   -----------

Balance, January 1, 2001  3,722,790           1          50,341       (48,404)           (721)         1,217

Private placement         2,500,000           -           5,000             -               -          5,000

Net loss                          -           -               -        (4,727)              -         (4,727)

Cumulative translation            -           -               -             -             (70)           (70)
  adjustment              ----------  -----------   ------------   ------------   -------------   -----------

Balance, June 30,2002     6,222,790   R$      1     R$   55,341     R$(53,131)    R$     (791)    R$   1,420
                          ----------  -----------   ------------   ------------   -------------   -----------

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS OF BRAZILIAN REAIS)

                                                       Six Months Ended June 30,
                                                       -------------------------
                                                           2002          2001
                                                        ----------    ----------

CASH FLOW FROM OPERATING ACTIVITIES:
 Net (loss)                                             R$(4,727)     R$(4,554)
 Adjustments to reconcile net (loss) to cash provided by (used in) operating activities:

   Depreciation and amortization                           1,881         1,942
   Loss on disposals                                         466             -
   Expense paid through issuance of equity                     -           158

 Changes in assets and liabilities:
 (Increase) decrease in:
  Accounts receivable                                       (234)          644
  Inventories                                                (30)          572
  Prepaid expenses and other current assets                   48          (413)
  Other assets                                              (378)            -
 (Decrease) increase in:
  Accounts payable and accrued expenses                   (1,811)         (244)
  Payroll and related accruals                               645           555
  Taxes other than income taxes                            1,442           (20)
  Other liabilities                                          516          (715)
  Deferred income                                           (318)          739
                                                        ----------    ----------

   CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES  (2,500)       (1,336)
                                                        ----------    ----------
CASH FLOW FROM INVESTING ACTIVITIES:
 Capital expenditures                                       (773)         (937)
 Additions to deferred charges                                 -             -
 Proceeds from sale of property and equipment                  -             -
 Proceeds from sale of other assets                            -             -
                                                        ----------    ----------
   CASH FLOWS (USED IN) INVESTING ACTIVITIES                (773)         (937)
                                                        ----------    ----------
CASH FLOW FROM FINANCING ACTIVITIES:
 Net borrowings (repayments) under lines of credit        (1,932)       (1,060)
 Proceeds from issuance of shares of common stock          4,172         3,043
                                                        ----------    ----------
   CASH FLOWS PROVIDED BY FINANCING ACTIVITIES             2,240         1,983
                                                        ----------    ----------

EFFECT OF FOREIGN EXCHANGE RATE                              (70)         (204)
                                                        ----------    ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      (1,103)         (494)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR             2,267         1,857
                                                        ----------    ----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                R$ 1,164      R$ 1,363
                                                        ----------    ----------

Supplemental disclosure of cash flow information: In the period ended March 31, 2001, the Company issued common stock to satisfy certain vendor credit and future services in the amount of R$915. In the quarter ended March 31, 2001, the Company paid certain expenses related to the amendment to the Stockholders' Agreement through the issuance of equity valued at R$157.

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN THOUSANDS OF BRAZILIAN REAIS)

         NOTE 1 - FINANCIAL STATEMENT PRESENTATION

          The accompanying financial statements have been prepared by Brazil Fast Food Corp. (the "Company"), without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2002 and for all periods presented have been made. The results of operations for the periods ended June 30, 2002 and 2001 are not necessarily indicative of the operating results for a full year. Unless otherwise specified all references in these financial statements to (i ) "Reais" or "R$" are to the Brazilian Real (singular), or to Brazilian Reais (plural), the legal currency of Brazil, and (ii ) "U.S. Dollars" or "$" are to United States' dollars.

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


         NOTE 2 - MANAGEMENT PLANS REGARDING GOING CONCERN

          Since the acquisition of Venbo Comercio de Alimentos Ltda. in 1996, the Company has sustained net losses totaling approximately R$53,131 and at June 30, 2002, consolidated current liabilities exceed consolidated current assets by R$21,292.

          To date, the Company has been dependent upon its initial capital and additional equity and debt financing to fund its operating losses and capital needed for expansion. Currently, the Company has no significant unused credit line.

          Management plans to address its immediate and future cash flow needs by focusing on a number of areas including: the continued sale of non-profitable company-owned stores; reduction of expenses including headcount optimization; the continued expansion of its franchisee base, which will generate additional cash flows form royalties and franchise fees without significant capital expenditures; the introduction of new programs, such as a delivery call center, an internet delivery service and menu expansion to meet customer demand. In order to act on these plans and sustain current operations, the Company is dependent upon the continued forbearance of its creditors, as well as additional financing.

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


         NOTE 3 - OTHER LIABILITIES AND LITIGATION

          During 1999, certain Brazilian taxes levied on the Company were not paid. Using current proceedings from enacted Brazilian laws, the Company's legal advisors filed lawsuits asking that those taxes be paid in several installments (60 - 240 months) based on the usual terms for rescheduling of taxes in arrears. The Company had also claimed that neither fines nor interest higher than 12% per annum should be included in the above mentioned installments. However, the interest rates required by Brazilian Laws, which are higher than those claimed by the Company, have been recorded in the consolidated financial statements as of December 31, 1999.

          During the second  quarter  2000,  the  Company  obtained a  favorable outcome in the state lawsuits. In the same period, the Company withdrew its lawsuit regarding federal taxes and applied to join a tax amnesty program offered by the Brazilian Federal government (REFIS). Through this program, all past due federal taxes will be paid in monthly installments equivalent to 1.2% of the Company's gross sales, with interest accruing at rates set by the Brazilian Federal government, currently 10.0% per year. During fiscal year 2001, the Company paid approximately R$ 484 related to such tax amnesty program.

          During 2001, the Company claimed in Brazilian court that their lease financing contracts with IBM Leasing should not have their principal amounts indexed to the US dollar, but instead stated in Brazilian Reais bearing interest of 12% per annum. Currently the installments are being legally deposited in the amounts claimed by the Company. Such lawsuit is in its initial phase.

         NOTE 4 - PRIVATE PLACEMENT

          In May, 2002, the Company privately sold 2,500,000 shares of its common stock for R$5,000 to Gustavo Figueiredo Bomeny and CCC Empreendimentos e Participacoes Ltd (collectively, the New Investors), as a part of a new shareholders agreement (the Agreement). As of June 30, 2002 the Company had received proceeds of R$ 4,172 pursuant to such private placement. The balance of R$ 828, which is accounted for as of June 30, 2002 as Stock Subscription Receivable, was received in July, 2002.

          In addition, the Agreement gives the right to the New Investors, exercisable on their discretion within thirty days after the Company received the aforementioned R$5,000, to purchase up to an additional 850,000 shares of our common stock at a price in Brazilian reais, computed at the time or times of exercise, equivalent to US$1.00 per share.

         NOTE 5 - STOCK OPTION PLAN ACTIVITY

          During the six months ended June 30, 2002, under the Company's Stock Option Plan, the Compensation Committee granted options to purchase 151,500 shares with an exercise price of $1.06, vest over a period of 3 years, and valued at a fair value of $77,926 using the Black Scholes option pricing model.

          Under the Company's Stock Option Plan, options to purchase a total of 97,500 shares were canceled and options to purchase a total of 25,938 shares have expired during the six months ended June 30, 2002

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OUR BUSINESS

     Through our wholly-owned subsidiary, Venbo Comercio de Alimentos Ltda., a Brazilian limited liability company which conducts business under the trade name "Bob's," we own and, directly and through franchisees, operate the second largest chain of hamburger fast food restaurants in Brazil

RESULTS OF OPERATIONS

     During 2001, certain factors such as terrorist attacks in New York City and Washington, D.C., the Brazilian energy crisis, and the crisis in Argentina's economy, all of which adversely impacted the Brazilian economy as a whole, also negatively impacted our restaurant sales and the results of our operations during the latter part of that year. In the first half of 2002, these factors still continue to negatively affect the Brazilian economy, as reflected in increased unemployment rates in major metropolitan areas (Rio de Janeiro and Sao Paulo), and decreases in average take-home income.

     Political uncertainty attendant to the outcome of the forthcoming Brazilian presidential election in October 2002 also has negatively affected both the economic environment and consumer spending. In particular, consumer spending in the food sector has decreased in the first half of 2002 between 8% and 10% when compared to the same period in 2001.

Restaurant Sales

     Net restaurant sales for our company-owned retail outlets decreased R$3,498,000 or 9.9%, to R$31,850,000 for the six months ended June 30, 2002 as compared to R$35,348,000 for the six months ended June 30, 2001. Same store sales decreased approximately 7.4% for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001.

     Net restaurant sales for our company-owned retail outlets decreased R$1,555,000 or 9.6% to R$14,677,000 for the three months ended June 30, 2002 as compared to R$16,232,000 for the three months ended June 30, 2001. Same store sales decreased approximately 7.5% for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001.

     The year to year decreases are attributable to the macroeconomic factors described above as well as to the reduction of our company-owned retail outlets from 73 as of June 30, 2001 to 66 as of June 30, 2002.

     These decreases were partially offset by:

     o    our constant sales initiatives and promotional campaigns;
     o our continuous introduction of new products and the expansion of our product offerings;
     o a 1% increase in the sales prices of our products during the first quarter of 2002 and a further 5% increase during the second quarter; and
     o a change in the manner of calculating tax upon our sales in the State of Sao Paulo, which resulted in higher net sales of approximately R$337 in the six months ended June 30, 2002 and approximately R$147 in the three months ended June 30, 2002


Franchise Income

     Franchise income increased R$403,000 or 21.4%, to R$2,290,000 for the six months ended June 30, 2002 as compared to R$1,887,000 for the six months ended June 30, 2001; franchise income increased R$155,000 or 16.8%, to R$1,076,000 for the three months ended June 30, 2002 as compared to R$921,000 for the three months ended June 30, 2001. These increases are mainly attributable to the growth of our franchise business from 166 retail outlets as of June 30, 2001 to 209 as of June 30, 2002.

Other Income

     Other income is comprised of the initial fees paid by our franchisees and such franchisees' contributions to our marketing efforts, as well as income derived from suppliers pursuant to terms of certain exclusivity agreements.

     Other income increased R$744,000 or 26.2%, to R$3,583,000 for the six months ended June 30, 2002 as compared to R$2,839,000 for the six months ended June 30, 2001; other income increased R$318,000 or 22.0%, to R$1,766,000 for the three months ended June 30, 2002 as compared to R$1,448,000 for the three months ended June 30, 2001.

     These increases are mainly attributable to the year to year growth of our franchise business, noted above.

Cost of Restaurant Sales

     As a percentage of restaurant sales, cost of restaurant sales were 40.0% and 39.4% for the six months ended June 30, 2002 and 2001, respectively, and 40.4% and 40.0% for the three months ended June 30, 2001 and 2001, respectively.

     The increase is primarily attributable to increases in our cost of ice cream, meat and chicken products, partially offset by reduced taxation in the State of Sao Paulo.

Restaurant Payroll and Other Employee Benefits

     As a percentage of restaurant sales, restaurant payroll and other employee benefits increased from 19.0% to 20.3% for the six months ended June 30, 2001 and 2002, respectively, and from 20.5% to 21.3% for the three months ended June 30, 2001 and 2002, respectively.

     These increases are mainly attributable to the effect of our decreased restaurant sales, noted above, resulting in percentage increases for these 2002 fiscal periods as compared to the like 2001 periods. In addition, increases in salaries mandated by union-driven agreements and in employee charges (FGTS) also adversely impacted our 2002 payroll costs.

Restaurant Occupancy Costs and Other Expenses

     Restaurant occupancy costs and other expenses expressed as a percentage of net restaurant sales were approximately 12.7% and 11.2% for the six months ended June 30, 2002 and 2001, respectively, and 13.4% and 12.1% for the three months ended June 30, 2002 and 2001, respectively These increases are mainly attributable to increases in our minimum rent obligations, which are indexed to Brazilian inflation, currently at 9.5% per annum, as well as to the effect of our decreased restaurant sales, noted above.

Depreciation and Amortization

     As a percentage of restaurant sales, depreciation and amortization were approximately 5.9% and 5.5% for the six months ended June 30, 2002 and 2001, respectively, and approximately 6.1% and 6.0% for the three months ended June 30, 2002 and 2001, respectively.

     Depreciation and amortization expenses, generally, remained at constant levels for the three months and six months ended June 30, 2002 when contrasted with the comparable periods in 2001.

Other Operating Expenses

     As a percentage of restaurant sales, other operating expenses were approximately 21.9% and 20.6% for the six months ended June 30, 2002 and 2001, respectively, and approximately 22.8% and 21.7% for the three months ended June 30, 2002 and 2001, respectively.

     These percentage increases are mainly attributable to the effect of our decreased restaurant sales. The 2002 increases are also due to increased fees for security services and utilities, in the latter instance primarily for natural gas, as well as to severance payments made during the second quarter of 2002 pursuant to the terms of certain maintenance agreements. In addition, charges attributable to the termination of certain outsourced services increased 2002 expenses by approximately R$109,000. Partially offsetting these increases were reductions in delivery costs and the nonrenewal of certain outsourced services.

Selling expenses

     As a percentage of restaurant sales, selling expenses were approximately 7.8% and 8.1% for the six months ended June 30, 2002 and 2001, respectively, and approximately 7.2% and 9.2% for the three months ended June 30, 2002 and 2001.

     These percentage decreases, especially those attributable to the second quarter of 2002, arose by reason of an optimization of marketing investments.

General and Administrative Expenses

     As a percentage of restaurant sales, general and administrative expenses were approximately 11.7% and 12.0% for the six months ended June 30, 2002 and 2001, respectively, and approximately 10.9% and 8.4% for the three months ended June 30, 2002 and 2001, respectively.

     We were required to recognize a charge of approximately R$900,000 during the first quarter of 2001 related to renegotiations of, and amendment to, our stockholders' agreement with AIG Latin America Equity Partners Ltd.

     A fixed assets inventory required us to take a write-off of approximately R$400,000 during the second quarter ended June, 2002.

     Excluding the effect of this charge and write-off, respectively, general and administrative expenses remained at constant levels for the three and six month periods ended June 30, 2002 as compared to the same periods in 2001.

Interest Income and Expenses

     As a percentage of restaurant sales, net interest expense and foreign exchange gains and/or losses were approximately (12.9)% and (10.4)% for the six months ended June 30, 2002 and 2001, respectively.

     The percentage increase for the six months ended June 30, 2002 as compared to the same period in 2001 is primarily attributable to an increase in Brazilian interest rates and an increase in the exchange rate between the Real and the U.S. Dollar. Increases in the exchange rate have had an immediate and direct impact on our debt that is denominated in U.S. Dollars and the interest that we must pay thereon.

     As a percentage of restaurant sales, net interest expense and foreign exchange gains and/or losses were approximately (19.1)% and (27.3)% for the three months ended June 30, 2002 and 2001, respectively.

     In the second quarter of 2001, we reversed previously recorded interest income of R$2,431,000 in order to comply with Brazilian tax regulations. Excluding the effect of this reversal, net interest expense expressed as a percentage of restaurant sales would have been (19.1)% and (12.3)% for the three months ended June 30, 2002 and 2001, respectively.


LIQUIDITY AND CAPITAL RESOURCES

     Since March 1996, we have funded our operating losses of R$53,131,000 and made acquisitions of businesses and capital improvements (including remodeling of our retail outlets) by using cash remaining at the closing of our acquisition of Venbo, by borrowing funds from various sources and from private placements of securities. As of June 30, 2002, we had cash on hand of R$1,164,000 and a working capital deficiency of R$21,292,000.

     Our capital requirements are primarily for expansion of our retail operations. Currently, four of our company-owned retail outlets are located in facilities that we own and all of our other company-owned retail outlets are located in leased facilities. For the six months ended June 30, 2002 and the three months ended June 30, 2002, our earnings before interest, taxes, depreciation and amortization (EBITDA) were R$1,255,000 and R$1,072,000, respectively. EBITDA is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, either loss from operations or net loss as an indicator of operating performance or cash flows as a measure of liquidity, as determined in accordance with accounting principles generally accepted to in the United States.

     During the same periods, our average cost to open a retail outlet was approximately R$300,000 to R$500,000 including leasehold improvements, equipment and beginning inventory, as well as expenses for store design, site selection, lease negotiation, construction supervision and obtaining permits.

     We currently estimate that our capital expenditures for fiscal 2002, which will be used to maintain our restaurant network, will be approximately R$1,600,000. We anticipate that the primary use of our cash resources during 2002 will be to service our debt obligations. During the remainder of 2002, we intend to focus our efforts on expanding both the number of our franchisees and the number of our franchised retail outlets, neither of which are expected to require significant capital expenditures.

     As of June 30, 2002, we had net cash used in operating activities of R$(2,500,000), net cash from investing activities of R$(773,000) and net cash provided by financing activities of R$2,240,000. Net cash used in investing activities was primarily the result of our investment in property and equipment to improve our retail operations. Net cash provided by financing activities was a result of our private placement of equity shares in May 2002.

                                                     AMOUNT
TYPE OF DEBT OBLIGATION                           OUTSTANDING
-----------------------                           -----------

Revolving lines of credit(a)                      R$ 1,830,000
Mortgages payable(b)                                 4,958,000
Equipment leasing facility(c)                        2,455,000
Notes payable linked to fixed asset
 acquisitions(d)                                     3,037,000
------------------------------------              ------------
Total                                             R$12,280,000
                                                  ------------
-----------

(a) Amount due on demand from various financial institutions as well as private individuals with interest rates ranging from 24.2% to 41.8% per annum, and collateralized by accounts receivables and guaranteed by certain officers. Currently, we have no significant unused credit line and no other external sources of liquidity.

(b) Amount due in full September 2002. Interest on this amount accrues at a rate of 15% per annum and is payable semi-annually. Payment is secured by certain property with a carrying value of R$4,759,000 at June 30, 2002. Principal and interest are indexed to the U.S. Dollar, and are therefore susceptible to exchange rate variations between the U.S. Dollar and the Brazilian Real.

(c) This facility provides no significant unused credit. Repayment of principal is due in monthly installments, together with interest, with a final payment due November 2002. Interest is charged on these borrowings at rates ranging between 15% and 18% per annum. This facility is secured by our leased equipment. Principal and interest are indexed to the U.S. Dollar, and are therefore also susceptible to exchange rate variations between the U.S. Dollar and the Brazilian Real.

(d) This credit facility was used to purchase three stores. Repayment of principal with respect to one of these stores is due in 21 monthly installments of R$20,000, plus an intermediate payment due January, 2003 in the amount of R$118,571. Repayment of principal with respect to the other two stores is due November 2002, with a possible extension to November 2003, in the amount of R$2,500,000. There is no interest charged on these borrowings. Principal is indexed to Brazilian inflation measured by IGP. This facility is secured by the fixed assets purchased.

     In addition to the foregoing debt obligations, we are required to make certain payments on restructured past-due 1999 Brazilian state taxes of approximately R$5,144,150 and federal taxes of approximately R$6,310,000. Pursuant to a settlement reached with Brazilian state taxing authorities in 2001, we are required to make repayments over a five-year period, interest free, in amounts indexed to Brazil's UNIDADE FISCAL DE REFERENCIA, which is currently 9.4% per annum. Also in 2001, we applied to, and were accepted by, the Brazilian federal government to join a tax amnesty program, which restructured our outstanding 1999 federal tax obligations into monthly payments over a five-year period equal to 1.2% of our gross sales, with interest accruing at a rate set from time-to-time by the Brazilian federal government, which was 10.0% as of June 30, 2002. During 2002, we expect to pay approximately R$1,527,000 pursuant to the state tax settlement and approximately R$945,000 pursuant to the federal tax amnesty program.

     We plan to address our immediate and future cash flow needs to include focusing on a number of areas including:

     o    the sale of certain of our company-owned retail outlets;
     o the reduction of expenses, including reducing our per-store headcount expense by continuing to expand our operations while maintaining our current headcount;
     o the expansion of our franchisee base, which may be expected to generate additional cash flows from royalties and franchise fees without significant capital expenditures; and
     o the introduction of new programs and menu expansions to meet consumer needs and wishes.

     In order to act on these plans and to sustain current operations, we are dependent upon the continued forbearance of our creditors, as well as upon additional financing. There can be no assurance that our plans will be realized, or that additional financing will be available to us when needed, or on terms that are desirable. Furthermore, there can be no assurance that we will locate suitable new franchisees, or desirable locations for new and existing franchisees to open retail outlets. Our ability to further reduce expenses and optimize our headcount is directly impacted by our need to maintain an infrastructure to support changing the locations, if required, of both our current and future retail outlets and operations. Our ability to re-market our company-owned retail outlets to franchisees, and to generate cash flows from such activities, is impacted by our ability to locate suitable buyers with the interest and capital to complete such transactions, and the time to complete such sales. Additionally, our ability to achieve our plans is further impacted by the instability of both the political and economic environment in Brazil, which has a direct impact on the desire and ability of consumers to visit fast food outlets. We are also dependent upon the continued employment of key personnel. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

FORWARD-LOOKING STATEMENTS

     Forward-looking statements in this report, including statements relating, among other things, to our business plans, business and growth strategies, objectives, expectations, trends, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "believe," "expect," "anticipate" and similar expressions identify forward-looking statements, which speak only as of the date the statement is made. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Investors are cautioned that such forward-looking statements involve risks and uncertainties, some or all of which cannot be predicted or quantified and are beyond our control, including, without limitation, those risks and uncertainties described in the risk factors set forth in certain of our periodic filings with the Securities and Exchange Commission, including the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on April 2, 2002. Investors are urged to read such periodic filings and the risk factors contained in those filings.


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

                           PART II--OTHER INFORMATION


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     On May 15, 2002, we completed a private placement of our common stock. An aggregate of 2,500,000 shares were sold to two accredited investors at a price of R$2.00 per share. The issuance of securities was not registered under the Securities Act of 1993 because such securities were offered and sold in a transaction not involving a public offering, exempt from registration under the Securities Act pursuant to Section 4(2) thereof. We intend to use the proceeds for general corporate purposes, including working capital.


ITEM 6.   Exhibits and Reports on Form 8-K.

         a)       Exhibits

                  None

         (b)      Reports on Form 8-K

                  None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 15, 2002

                                       Brazil Fast Food Corp.
                                            (Registrant)

                                  By: /s/ Peter van Voorst Vader
                                      ----------------------------
                                      Peter van Voorst Vader
                                      Chief Executive Officer