Form 10-Q
period 2002-09-30
BRAZIL FAST FOOD CORP
filed 2002-11-18
CIK 914537

===============================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2002

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

                             ----------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     As of September 30, 2002 there were issued and outstanding 7,422,790 shares of the Registrant's Common Stock, par value $0.0001.

=======================================================================


BRAZIL FAST FOOD CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(IN THOUSANDS OF BRAZILIAN REAIS, EXCEPT SHARE AMOUNTS)


                                                      ASSETS

                                                                            September 30,       December 31,
                                                                            -------------      -------------
                                                                                 2002               2001
                                                                            -------------      -------------
CURRENT ASSETS:
         Cash and cash equivalents                                          R$     1,301       R$     2,267
         Accounts receivable, net of allowance for doubtful accounts               4,632              3,834
         Inventories                                                               1,074                924
         Stock subscription receivable                                                                    -
         Prepaid expenses and other current assets                                 1,188                710
                                                                            -------------      -------------

                   TOTAL CURRENT ASSETS                                            8,195              7,735
                                                                            -------------      -------------

PROPERTY AND EQUIPMENT, NET                                                       17,665             19,891

DEFERRED CHARGES, NET                                                             10,323              9,690

OTHER RECEIVABLES AND OTHER ASSETS                                                 3,105              2,461
                                                                            -------------      -------------

                   TOTAL ASSETS                                             R$    39,288       R$    39,777
                                                                            =============      =============

                                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
        Notes payable                                                      R$     10,160       R$    11,103
        Accounts payable and accrued expenses                                      5,698              7,246
        Payroll and related accruals                                               2,817              1,686
        Taxes, other than income taxes                                             6,025              3,466
        Restructured past due taxes                                                2,041              1,829
        Deferred income                                                              637                637
        Other current liabilities                                                    526                485
                                                                           --------------      -------------

                   TOTAL CURRENT LIABILITIES                                      27,904             26,452

NOTES PAYABLE, less current portion                                                  176                  -

DEFERRED INCOME, less current portion                                              1,920              2,398

RESTRUCTURED PAST DUE TAXES, less current portion                                  8,067              9,573

OTHER LIABILITIES                                                                    372                137
                                                                           --------------      -------------

                   TOTAL LIABILITIES                                              38,439             38,560
                                                                           --------------      -------------

SHAREHOLDERS' EQUITY:
        Preferred stock, $.01 par value, 5,000 shares authorized; no
          shares issued                                                                -                  -
        Common stock, $.0001 par value, 12,500,000 shares authorized;
        7,502,790 and 3,722,790 shares issued and outstanding                          1                  1
        Additional paid-in capital                                                59,170             50,341
        Deficit                                                                  (56,921)           (48,404)
        Accumulated comprehensive loss                                            (1,401)              (721)
                                                                           --------------      -------------

                   TOTAL SHAREHOLDERS' EQUITY                                        849              1,217
                                                                           --------------      -------------
                   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              R$     39,288       R$    39,777
                                                                           --------------      -------------

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS OF BRAZILIAN REAIS, EXCEPT SHARE AMOUNTS)


                                                Nine Months Ended September 30,
                                                -------------------------------
                                                      2002            2001
NET OPERATING REVENUES:                          ------------     ------------
  Restaurant sales                               R$   46,689       R$  50,843
  Franchise income                                     3,496            2,906
  Other income                                         5,227            4,255
                                                 ------------     ------------

        TOTAL NET OPERATING REVENUES                  55,412           58,004
                                                 ------------     ------------
COSTS AND EXPENSES:
  Cost of restaurant sales                            18,569           20,184
  Restaurant payroll and other employee benefits       9,469            9,767
  Restaurant occupancy and other expenses              6,081            6,072
  Depreciation and amortization                        2,847            2,996
  Other operating expenses                            10,241           10,696
  Selling expenses                                     3,553            4,360
  General and administrative expenses                  6,243            5,491
                                                 ------------     ------------
        TOTAL COSTS AND EXPENSES                      57,003           59,566
                                                 ------------     ------------

INCOME (LOSS) FROM OPERATIONS                         (1,591)          (1,562)
INTEREST INCOME (EXPENSE)                             (3,958)          (3,519)
FOREIGN EXCHANGE (LOSS)                               (2,968)          (2,505)
                                                 ------------     ------------

NET (LOSS)                                       R$   (8,517)     R$   (7,586)
                                                 ============     ============

NET (LOSS) PER COMMON SHARE                      R$    (1.67)     R$    (2.11)
     BASIC AND DILUTED                           ============     ============

WEIGHTED AVERAGE COMMON                            5,106,123        3,590,984
    SHARES OUTSTANDING:                          ------------     ------------
    BASIC AND DILUTED

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS OF BRAZILIAN REAIS, EXCEPT SHARE AMOUNTS)

                                                Three Months Ended September 30,
                                                -------------------------------
NET OPERATING REVENUES:                                2002          2001
                                                  ------------   ------------
  Restaurant sales                                R$   14,839    R$   15,495
  Franchise income                                      1,206          1,019
  Other income                                          1,644          1,416
                                                  ------------   ------------
         TOTAL NET OPERATING REVENUES                  17,689         17,930
                                                  ------------   ------------

COSTS AND EXPENSES:
  Cost of restaurant sales                              5,814          6,243
  Restaurant payroll and other employee benefits        2,995          3,048
  Restaurant occupancy and other expenses               2,047          2,125
  Depreciation and amortization                           966          1,054
  Other operating expenses                              3,264          3,402
  Selling expenses                                      1,060          1,484
  General and administrative expenses                   2,509          1,266
                                                  ------------   ------------
         TOTAL COSTS AND EXPENSES                      18,655         18,622
                                                  ------------   ------------

INCOME (LOSS) FROM OPERATIONS                            (966)          (692)
INTEREST INCOME (EXPENSE)                                (877)        (1,078)
FOREIGN EXCHANGE (LOSS)                                (1,948)        (1,262)
                                                  ------------   -------------
NET (LOSS)                                        R$   (3,791)   R$   (3,032)
                                                  ============   =============

NET (LOSS) PER COMMON SHARE                       R$    (0.57)   R$    (0.81)
     BASIC AND DILUTED                            ============   =============

WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING:
     BASIC AND DILUTED                              6,622,790      3,722,790
                                                  ------------   -------------

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(IN THOUSANDS OF BRAZILIAN REAIS)

                               Nine Months Ended September 30,  Three Months Ended September 30,
                               ------------------------------  --------------------------------
                                    2002            2001             2002            2001
                               -------------   -------------    -------------   -------------

Net Loss                       R$    (8,517)   R$    (7,586)    R$    (3,791)   R$    (3,032)
Other comprehensive (loss):
 Foreign currency translation          (680)           (176)            (610)             28
  adjustment
                               -------------   -------------    -------------   -------------
Comprehensive Loss             R$    (9,197)   R$    (7,762)    R$    (4,401)   R$    (3,004)
                               -------------   -------------    -------------   -------------

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
(IN THOUSANDS OF BRAZILIAN REAIS)

                                      Common Stock         Additional                    Accumulated
                                -----------------------     Paid-In                     Comprehensive
                                Shares       Par Value      Capital        (Deficit)         Loss           Total
                                ----------  -----------   ------------   ------------   -------------   -----------

Balance, January 1, 2001        3,722,790           1          50,341       (48,404)           (721)         1,217

Private placement 2nd quarter   2,500,000           -           5,000             -               -          5,000

Private placement 3rd quarter   1,200,000                       3,829                                        3,829

Net loss                                -           -               -        (8,517)              -         (8,517)

Cumulative translation
  adjustment                            -           -               -             -            (680)          (680)
                               ----------  ----------     -----------     ----------     -----------   -----------

Balance, September 30,2002      7,422,790   R$      1     R$   59,170     R$(56,921)     R$  (1,401)   R$      849
                               ----------  ----------     -----------     -----------    -----------   -----------

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS OF BRAZILIAN REAIS)

                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                          2002          2001
                                                      -----------    ----------

CASH FLOW FROM OPERATING ACTIVITIES:
 Net (loss)                                             R$(8,517)     R$(7,586)
 Adjustments to reconcile net (loss) to cash provided by (used in) operating activities:

   Depreciation and amortization                           2,847         2,996
   Loss on disposals                                       2,746             -
   Expense paid through issuance of equity                     -           158

 Changes in assets and liabilities:
 (Increase) decrease in:
  Accounts receivable                                       (798)          847
  Inventories                                               (150)          647
  Prepaid expenses and other current assets                 (478)         (648)
  Other assets                                              (644)            -
 (Decrease) increase in:
  Accounts payable and accrued expenses                   (1,548)         (942)
  Payroll and related accruals                             1,131           841
  Taxes other than income taxes                            1,265           405
  Other liabilities                                          276        (1,356)
  Deferred income                                           (478)          548
                                                        ---------     ---------

   CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES  (4,348)       (2,206)
                                                        ---------     ---------
CASH FLOW FROM INVESTING ACTIVITIES:
 Capital expenditures                                       (951)       (1,208)
 Additions to deferred charges                                 -             -
 Proceeds from sale of property and equipment                  -             -
 Proceeds from sale of other assets                            -             -
                                                        ---------     ---------
   CASH FLOWS (USED IN) INVESTING ACTIVITIES                (951)       (1,208)
                                                        ---------     ---------
CASH FLOW FROM FINANCING ACTIVITIES:
 Net borrowings (repayments) under lines of credit        (3,816)          207
 Proceeds from issuance of shares of common stock          8,829         3,043
                                                        ---------     ---------
   CASH FLOWS PROVIDED BY FINANCING ACTIVITIES             5,013         3,250
                                                        ---------     ---------

EFFECT OF FOREIGN EXCHANGE RATE                             (680)         (176)
                                                        ---------     ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        (966)         (340)

CASH AND CASH EQUIVALENTS AT JANUARY 31, 2002              2,267         1,857
                                                        ---------     ---------
CASH AND CASH EQUIVALENTS AT SEPTEMBER 30, 2002         R$ 1,301      R$ 1,517
                                                        ---------     ---------

Supplemental disclosure of cash flow information: (i) In the period ended March 31, 2001, the Company issued common stock to satisfy certain vendor credit and future services in the amount of R$915. (ii) In the quarter ended March 31, 2001, the Company paid certain expenses related to the amendment to the Stockholders' Agreement through the issuance of equity valued at R$157. (iii) During the nine month period ended September 30, 2002 the Company purchased three stores (including fixed assets and deferred charges) using credit facilities of R$3,470. As of September 30, 2002 the Company had paid R$461 relating such debt.

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements (Unaudited)
(in thousands of Brazilian Reais)

        NOTE 1 - FINANCIAL STATEMENT PRESENTATION

          The accompanying financial statements have been prepared by Brazil Fast Food Corp. (the "Company"), without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2002 and for all periods presented have been made. The results of operations for the periods ended September 30, 2002 and 2001 are not necessarily indicative of the operating results for a full year. Unless otherwise specified all references in these financial statements to (i ) "Reais" or "R$" are to the Brazilian Real (singular), or to Brazilian Reais (plural), the legal currency of Brazil, and (ii ) "U.S. Dollars" or "$" are to United States' dollars.

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


        NOTE 2 - MANAGEMENT PLANS REGARDING GOING CONCERN

          Since the acquisition of Venbo Comercio de Alimentos Ltda. in 1996, the Company has sustained net losses totaling approximately R$56,921 and at September 30, 2002, consolidated current liabilities exceed consolidated current assets by R$19,709.

          To date, the Company has been dependent upon its initial capital and additional equity and debt financing to fund its operating losses and capital needed for expansion. Currently, the Company has unused credit line in the amount of approximately R$326.

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

          During the second quarter 2000, the Company reached an agreement with the state government to parcel unpaid taxes in sixty months and, subsequently, withdrew its lawsuit. In the same period, the Company withdrew its lawsuit regarding federal taxes and applied to join a tax amnesty program offered by the Brazilian Federal government (REFIS). Through this program, all past due federal taxes will be paid in monthly installments equivalent to 1.2% of the Company's gross sales, with interest accruing at rates set by the Brazilian Federal government, currently 10.0% per year. During fiscal year 2002, the Company paid approximately R$ 696 related to such tax amnesty program.

          During 2001, the Company claimed in Brazilian court that their lease financing contracts with IBM Leasing should not have their principal amounts indexed to the US dollar, but instead stated in Brazilian Reais bearing interest of 12% per annum. Currently the installments are being legally deposited in the amounts claimed by the Company. Such lawsuit is in its initial phase.

        NOTE 4 - PRIVATE PLACEMENT

          In May, 2002, the Company privately sold 2,500,000 shares of its common stock for R$5,000 to four accredited private investors (collectively, the New Investors), as a part of a new shareholders agreement (the Agreement). As of September 30, 2002 the Company had received the total amount of such private placement.

          During the third quarter of 2002, the Company privately sold an additional 1,200,000 shares of our common stock at a price in Brazilian reais, computed at the times of exercise, equivalent to US$1.00 per share. The Company has received proceeds of R$3,829 pursuant to such private placement.


        NOTE 5 - CONTRACTED SERVICES PAYABLE IN COMMON SHARES

          In May, 2002 the Company entered into an agreement requiring the Company to retain the services of either Ricardo Bomeny, or an entity of which he is a principal, to manage the Company's subsidiary day-to-day operations for a term of two years. For such services the consultant will receive 20,000 shares of the Company`s common stock for each of the first twelve months of such two-year term, a sum in cash for the second twelve months of such term in a amount to be mutually agreed upon at a future date, and an additional 260,000 shares at the end of the two-year term conditioned upon the attainment of specified targets.


        NOTE 6 - STOCK OPTION PLAN ACTIVITY

          During the nine months ended September 30, 2002, under the Company's Stock Option Plan, the Compensation Committee granted options to purchase 175,250 shares with an average exercise price of $.94, vest over a period of 3 years, and valued at average fair value of $80,115 using the Black Scholes option pricing model.

          Under the Company's Stock Option Plan, options to purchase a total of 109,750 shares were canceled and options to purchase a total of 25,938 shares have expired during the nine months ended September 30, 2002

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OUR BUSINESS

     Through our wholly-owned subsidiary, Venbo Comercio de Alimentos Ltda., a Brazilian limited liability company which conducts business under the trade name "Bob's," we own and, directly and through franchisees, operate the second largest chain of hamburger fast food restaurants in Brazil

RESULTS OF OPERATIONS

     During the first nine months of 2002, several events negatively impacted the Brazilian economy as well as our restaurant sales and results of our operations.

     In the first half of 2002, the Brazilian economy was still suffering the effects derived from the terrorist attacks in the United States of America and the Brazilian energy crisis. This period was also affected by the worsening of the crisis of the Argentina economy.

     During the third quarter of 2002 the political uncertainty attendant to the outcome of the Brazilian presidential election in October 2002 also has reduced and/or postponed most business projects and money supply.

     Brazilian currency has devaluated approximately 47.7% against the US dollar during the first nine months of 2002 and, as a consequence, Brazilian inflation rates reached the highest level since the inception of Brazil's stabilization plan in mid 1994. In response to these events, the Brazilian Central Bank in October 2002 increased overnight interest rates from 18% to 21% per year.

     All  these  factors  together   increased   unemployment   rates  in  major
metropolitan areas (Rio de Janeiro and Sao Paulo), and decreases in average take-home income.


Restaurant Sales

     Net restaurant sales for our company-owned retail outlets decreased R$ 4,154,000 or 8.2 %, to R$46,689,000 for the nine months ended September 30, 2002 as compared to R$50,843,000 for the nine months ended September 30, 2001. Same store sales decreased approximately 5.8% for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001.

     Net restaurant sales for our company-owned retail outlets decreased R$ 656,000 or 4.2 % to R$14,839,000 for the three months ended September 30, 2002 as compared to R$15,495,000 for the three months ended September 30, 2001. Same store sales decreased approximately 2.2% for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001.

     The year to year decreases are attributable to the macroeconomic factors described above as well as to the reduction of our company-owned retail outlets from 72 as of September 30, 2001 to 64 as of September 30, 2002.

     These decreases were partially offset by:

     o    our constant sales initiatives and promotional campaigns;
     o our continuous introduction of new products and the expansion of our product offerings;
     o an average increase of 5% in the sales prices of our products during the nine months of 2002; and
     o a change in the manner of calculating tax upon our sales in the State of Sao Paulo, which resulted in higher net sales of approximately
          R$665 in the nine months ended September 30, 2002 and approximately R$328 in the three months ended September 30, 2002.

Franchise Income

     Franchise income increased R$590,000 or 20.3%, to R$3,496,000 for the nine months ended September 30, 2002 as compared to R$2,906,000 for the nine months ended September 30, 2001; franchise income increased R$187,000 or 18.4%, to R$1,206,000 for the three months ended September 30, 2002 as compared to R$1,019,000 for the three months ended September 30, 2001. These increases are mainly attributable to the growth of our franchise business from 177 retail outlets as of September 30, 2001 to 222 as of September 30, 2002.

Other Income

     Other income is comprised of the initial fees paid by our franchisees and such franchisees' contributions to our marketing efforts, as well as income derived from suppliers pursuant to terms of certain exclusivity agreements.

     Other income increased R$972,000 or 22.8%, to R$5,227,000 for the nine months ended September 30, 2002 as compared to R$4,255,000 for the nine months ended September 30, 2001; other income increased R$228,000 or 16.1%, to R$1,644,000 for the three months ended September 30, 2002 as compared to R$1,416,000 for the three months ended September 30, 2001.

     These increases are mainly attributable to the year to year growth of our franchise business, noted above.

Cost of Restaurant Sales

     As a percentage of restaurant sales, cost of restaurant sales were 39.8% and 39.7% for the nine months ended September 30, 2002 and 2001, respectively, and 39.2% and 40.3% for the three months ended September 30, 2002 and 2001, respectively.

     The decrease of cost of restaurant sales in the third quarter of 2002 is primarily attributable to decreases in our cost of ice cream, meat and chicken products in July of 2002, resulting from our negotiations with suppliers. The devaluation of the Brazilian Real against the US dollar may reverse this trend in the last quarter of 2002.

Restaurant Payroll and Other Employee Benefits

     As a percentage of restaurant sales, restaurant payroll and other employee benefits increased from 20.3% to 19.2% for the nine months ended September 30, 2002 and 2001, respectively, and from 20.2% to 19.7% for the three months ended September 30, 2002 and 2001, respectively.

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

Restaurant Occupancy Costs and Other Expenses

     Restaurant occupancy costs and other expenses expressed as a percentage of net restaurant sales were approximately 13.0% and 11.9% for the nine months ended September 30, 2002 and 2001, respectively, and 13.8% and 13.7% for the three months ended September 30, 2002 and 2001, respectively. These increases are mainly attributable to increases in our minimum rent obligations, which are indexed to Brazilian inflation, currently at 13.3% per annum, as well as to the effect of our decreased restaurant sales, noted above. During the third quarter of 2002 these increases were partially offset by temporary reduction of the occupancy cost of some of our stores.

Depreciation and Amortization

     As a percentage of restaurant sales, depreciation and amortization were approximately 6.1% and 5.9% for the nine months ended September 30, 2002 and 2001, respectively, and approximately 6.5% and 6.8% for the three months ended September 30, 2002 and 2001, respectively.

     Depreciation and amortization expenses, generally, remained at constant levels for the three months and nine months ended September 30, 2002 when contrasted with the comparable periods in 2001.

Other Operating Expenses

     As a percentage of restaurant sales, other operating expenses were approximately 21.9% and 21.0% for the nine months ended September 30, 2002 and 2001, respectively, and approximately 22.0% and 22.0% for the three months ended September 30, 2002 and 2001, respectively.

     The percentage increases in the comparable nine month periods are mainly attributable to the effect of our decreased restaurant sales as well as increased fees for security services, increased utility expenses (primarily natural gas), and severance payments made during the second quarter of 2002 pursuant to the terms of certain maintenance and other outsourced agreements.

     These increases were partially offset during the comparable three month periods by reductions in delivery costs and the nonrenewal of certain outsourced services.

Selling Expenses

     As a percentage of restaurant sales, selling expenses were approximately 7.6% and 8.6% for the nine months ended September 30, 2002 and 2001, respectively, and approximately 7.1% and 9.6% for the three months ended September 30, 2002 and 2001, respectively.

     These percentage decreases, especially those attributable to the third quarter of 2002, arose from an optimization of marketing investments and cost reduction measures.

General and Administrative Expenses

     As a percentage of restaurant sales, general and administrative expenses were approximately 13.4% and 10.8% for the nine months ended September 30, 2002 and 2001, respectively, and approximately 16.9% and 8.2% for the three months ended September 30, 2002 and 2001, respectively.

     We were required to recognize a charge of approximately R$900,000 during the first quarter of 2001 related to renegotiations of, and amendment to, our stockholders' agreement with AIG Latin America Equity Partners Ltd.

     A fixed assets inventory in the second quarter of 2002 and a review regarding the impairment of fixed assets in accordance to FAS 121 required us to take a write-off of approximately R$1,800,000 and R$2,200,000 during the three and nine months ended September 30, 2002, respectively.

     Excluding the effect of this charge and write-off, respectively, general and administrative expenses remained at constant levels for the three and nine month periods ended September 30, 2002 as compared to the same periods in 2001.

Interest Income and Expenses

     As a percentage of restaurant sales, net interest expense and foreign exchange gains and/or losses were approximately (14.8)% and (11.8)% for the nine months ended September 30, 2002 and 2001, respectively. As a percentage of restaurant sales, net interest expense and foreign exchange gains and/or losses were approximately (19.0)% and (15.1)% for the three months ended September 30, 2002 and 2001, respectively.

     The percentage increase for the three and nine months ended September 30, 2002 as compared to the same period in 2001 is primarily attributable to an increase in Brazilian interest rates and an increase in the exchange rate between the Real and the U.S. Dollar.

Increases in the exchange rate have had an immediate and direct impact on our debt, which is partially denominated in U.S. Dollars, and the interest that we must pay thereon. The increase in interest expenses is also due to the increase of the level of our indebtedness.


LIQUIDITY AND CAPITAL RESOURCES

     Since March 1996, we have funded our operating losses of R$56,921,000 and made acquisitions of businesses and capital improvements (including remodeling of our retail outlets) by using cash remaining at the closing of our acquisition of Venbo, by borrowing funds from various sources and from private placements of securities. As of September 30, 2002, we had cash on hand of R$1,301,000 and a working capital deficiency of R$19,709,000.

     Our capital requirements are primarily for the upgrade of our retail operations. Currently, four of our company-owned retail outlets are located in facilities that we own and all of our other company-owned retail outlets are located in leased facilities. For the nine months ended September 30, 2002 and the three months ended September 30, 2002, our earnings before interest, taxes, depreciation and amortization (EBITDA) were R$1,256,000 and R$1,000, respectively. EBITDA is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, either loss from operations or net loss as an indicator of operating performance or cash flows as a measure of liquidity, as determined in accordance with accounting principles generally accepted to in the United States.

     During the same periods, our average cost to open a retail outlet was approximately R$300,000 to R$500,000 including leasehold improvements, equipment and beginning inventory, as well as expenses for store design, site selection, lease negotiation, construction supervision and obtaining permits.

     We have estimated that our capital expenditures for fiscal 2002, which will be used to maintain and upgrade our current restaurant network, will be approximately R$1,600,000. We anticipate that the primary use of our cash resources during 2002 will be to service our debt obligations. During the remainder of 2002, we intend to focus our efforts on expanding both the number of our franchisees and the number of our franchised retail outlets, neither of which are expected to require significant capital expenditures.

     As of September 30, 2002, we had net cash used in operating activities of R$(4,348,000), net cash from investing activities of R$(951,000) and net cash provided by financing activities of R$8,829,000. Net cash used in investing activities was primarily the result of our investment in property and equipment to improve our retail operations. Net cash provided by financing activities was a result of our private placement of equity shares in May 2002. The proceeds from the private placement were used to reduce our debt, including debt with private individuals, debt with financial institutions in Brazil, and past due accounts payable with suppliers and others.

Our debt obligations as of September 30, 2002 were as follows:

                                                    Amount
Type of Debt Obligation                          Outstanding
-----------------------                          -----------

Revolving lines of credit(a)                    R$    174,000
Mortgages payable(b)                                3,966,000
Equipment leasing facility(c)                       2,829,000
Notes payable linked to fixed asset
acquisitions(d)                                     3,367,000
------------------------------------           --------------
Total                                            R$10,336,000
                                               --------------
-----------

(a) Provides for maximum borrowings of R$500,000; due on demand from a Brazilian financial institution with interest rates of 35.3% per annum, and guaranteed by certain officers. Currently, we have no significant unused credit line and no other external sources of liquidity.

(b) Amount due in quarterly installments, starting December, 2002. Interest on this amount accrues at a rate of 25% per annum and is payable quarterly, starting December, 2002. Payment is secured by certain property with a carrying value of R$4,742,000 at September 30, 2002. Principal and interest are indexed to the U.S. Dollar, and are therefore susceptible to exchange rate variations between the U.S. Dollar and the Brazilian Real.

(c) This facility provides no significant unused credit. Repayment of principal is due in monthly installments, together with interest, with a final payment due November 2002. Interest is charged on these borrowings at rates ranging between 15% and 18% per annum. This facility is secured by our leased equipment. Principal and interest are indexed to the U.S. Dollar, and are therefore also susceptible to exchange rate variations between the U.S. Dollar and the Brazilian Real. This facility is subject to a legal challenge by us as described in note 3 of the financial statements.

(d) This credit facility was used to purchase three stores. Repayment of principal with respect to one of these stores is due in 20 monthly installments of R$22,000, plus an intermediate payment due January, 2003 in the amount of R$130,072. Repayment of principal with respect to the other two stores is due November 2002, with a possible extension to November 2003, in the amount of R$2,768,000. There is no interest charged on these borrowings. Principal is indexed to Brazilian inflation measured by IGP. This facility is secured by the fixed assets purchased.

     In addition to the foregoing debt obligations, we are required to make certain payments on restructured past-due 1999 Brazilian state taxes of approximately R$4,638,000 and federal taxes of approximately R$6,225,000. Pursuant to a settlement reached with Brazilian state taxing authorities in 2000, we are required to make repayments over a five-year period, interest free, in amounts indexed to Brazil's UNIDADE FISCAL DE REFERENCIA, which is currently 9.4% per annum. Also in 2000, we applied to, and were accepted by, the Brazilian federal government to join a tax amnesty program, which restructured our outstanding 1999 federal tax obligations into monthly payments equal to 1.2% of our gross sales, with interest accruing at a rate set from time-to-time by the Brazilian federal government (TJLP), which was 10.0% a.a. as of September 30, 2002. During 2002, we expect to pay approximately R$1,527,000 pursuant to the state tax settlement and approximately R$945,000 pursuant to the federal tax amnesty program.

     We plan to address our immediate and future cash flow needs to include focusing on a number of areas including:

     o    the sale of certain of our company-owned retail outlets;
     o the reduction of expenses, including reducing our per-store headcount expense by continuing to expand our operations while maintaining our current headcount;
     o the expansion of our franchisee base, which may be expected to generate additional cash flows from royalties and franchise fees without significant capital expenditures; and
     o the introduction of new programs and menu expansions to meet consumer needs and wishes;
     o the extinguishments of our obligations denominated in US dollar which will reduce our exposure to the effects of the Brazilian Real devaluation; and
     o negotiation with suppliers in order to obtain significant rebates in long term supply contracts.

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


ITEM 4. CONTROLS AND PROCEDURES.

     Within the 90 days prior to the date of this report, under the supervision and with the participation of management, including Peter van Voorst Vader (serving as the Company's Chief Executive Officer and Acting Chief Financial Officer), the Company has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, Mr. Vader has concluded that the Company's disclosure controls and procedures are effective in timely alerting him to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

                           PART II--OTHER INFORMATION


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     On May 15, 2002, we completed a private placement of our common stock. An aggregate of 2,500,000 shares were sold to four accredited investors at a price of R$2.00 per share. An additional 1,200,000 shares were sold to two accredited investors at a price of $1.00 per share. The issuance of securities was not registered under the Securities Act of 1993 because such securities were offered and sold in a transaction not involving a public offering, exempt from registration under the Securities Act pursuant to Section 4(2) thereof. We intend to use the proceeds for general corporate purposes, including working capital.


ITEM 6.   Exhibits and Reports on Form 8-K.

         a) Exhibits

                  None

         (b) Reports on Form 8-K

     On August 16, 2002, the Company submitted to the SEC a current report on Form 8-K, dated August 15, 2002, which reported Item 9-Regulation FD Disclosure.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 18, 2002

                                        Brazil Fast Food Corp.
                                                (Registrant)

                               By: /s/ Peter van Voorst Vader
                                   ------------------------------------
                                   Peter van Voorst Vader
                                   Chief Executive Officer
                                   And Acting Chief Financial Officer

                                  Certification

I, Peter van Voorst Vader, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Brazil Fast Food Corp. (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 18, 2002

                                               /s/ Peter van Voorst Vader
                                               ------------------------------
                                               Peter van Voorst Vader
                                               Chief Executive Officer and
                                               Acting Chief Financial Officer