Form 10-K/A
period 2001-12-31
BRAZIL FAST FOOD CORP
filed 2002-12-05
CIK 914537

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A-1

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

                  Av. Brasil
              6431 - Bonsucesso
                CEP 21040-360
           Rio de Janeiro,  Brazil                            N/A
   (Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code:  011 55 21 2564-4219


Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange
     Title of each class                        on which registered
     -------------------                        -------------------
              -                                          -

Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                (Title of Class)

                                 ---------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes....... No...X....

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

     The number of shares outstanding of the Registrant's common stock is 3,722,790 (as of April 12, 2002).

     The aggregate market value of the voting stock held by non-affiliates of the Registrant is $836,455 (as of April 12, 2002).

     Unless otherwise specified, all references in this Report to (i) "reais," the "real" or "R$" are to the Brazilian real (singular), or to the Brazilian reais (plural), the legal currency of Brazil, and (ii) "U.S. dollars" or "$" are to United States dollars. Unless otherwise specified, information presented in this Report is as of March 31, 2002.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

Directors and Executive Officers

     Our executive officers and directors are as follows:

               Name                      Age            Position
               ----                      ---            --------

Omar Carneiro da Cunha...............    56      Chairman of the Board

Peter J. F. van Voorst Vader.........    48      President, Chief Executive
                                                  Officer and Director

Lawrence Burstein....................    59      Director

Jose Ricardo Bosquet Bomeny..........    61      Director

Stephen J. Rose......................    72      Director

     OMAR CARNEIRO DA CUNHA has been our Chairman of the Board since 1996. Mr. Carneiro da Cunha is a founding principal of Bond Consultoria Empresarial S/C Ltda., a Brazilian business consultancy. From September 1995 to December 1997, he served as chief executive officer of AT&T Brazil. From 1967 to 1994, Mr. Carneiro da Cunha held a variety of positions with Shell Brasil S.A. and its affiliates, including serving as president of Shell Brasil S.A. from 1992 to 1994. Mr. Carneiro da Cunha received a B.A. in Economics from the University of Political and Economical Sciences of Rio de Janeiro and a degree in Finance Administration from Fundacao Getulio Vargas.

     PETER J. F. VAN VOORST VADER has been our chief executive officer since March 1996. Prior to that date and from 1995, he was an independent business consultant. From 1992 to 1995, Mr. van Voorst Vader was a retail sales manager for Shell Nederland Verkoopmaatschappij B.V., overseeing the operations of 800 gas stations. From 1985 to 1992, Mr. van Voorst Vader held several positions with Shell Brasil S.A., including sales promotion manager, marketing communications manager and retail development manager. From 1983 to 1985, he was employed by Shell International Petroleum Company as regional brand and communications assistant for Africa, the Middle East, the Far East and South America. From 1980 to 1983, Mr. van Voorst Vader was a commercial assistant for Shell Italia. Mr. van Voorst Vader received a B.S. in Hotel Management from both the Hogere Hotel School in The Hague, Holland and Florida International
University. Mr. van Voorst Vader also has a Masters Degree in International Business from Florida International University.

     LAWRENCE BURSTEIN has served as one of our directors since our inception in 1992. From our inception to March 1996, Mr. Burstein also served as our president. He has been president, a director, and the principal stockholder of Unity Venture Capital Associates Ltd., a private investment banking firm, since March 1996. Mr. Burstein is a director of five other public companies, including:

     o T.H.Q., Inc., which develops and markets video games for Sony, Nintendo and Sega;

     o CAS Medical Systems, Inc., which manufactures and markets blood pressure monitors and other disposable products principally for the neonatal market;

     o MNI Group, Inc., which principally manufactures and distributes nutritional supplements;

     o I.D. Systems, Inc., which designs, develops and produces a wireless monitoring and tracking system which uses radio frequency technology; and

     o Quintel Communications, Inc., which is a direct marketing company that develops and operates Internet-based marketing companies.

Mr. Burstein received an LL.B. from Columbia Law School.

     JOSE RICARDO BOSQUET BOMENY has served as one of our directors since 1996. Mr. Bomeny founded BigBurger Ltda. in 1975 and served as its president until we acquired this company in July 1996. He currently owns another fast food business, which is not competitive with our business, as well as six gas stations and two parking lots.

     STEPHEN J. ROSE has served as one of our directors since June 2001. Since May 2000, Mr. Rose has been a founding director and shareholder of Latinco, a London-based investment bank specializing in capital raising and other services to medium-sized Latin American companies. Prior to that date and from 1996, he was managing director of UBS Capital Markets in London. From 1980 to 1996, Mr. Rose was chairman and managing director of Stephen Rose & Partners, a private investment bank which was acquired by UBS in 1996. Mr. Rose was educated in Marlborough College and subsequently at Worcester College, Oxford, where he obtained First Class Honours in Law and was called to the Bar in 1954.

Stockholders' Agreement

     On August 11, 1997 we entered into a stockholders' agreement with AIG Latin America Equity Partners, Ltd., referred to herein as "AIGLAEP," and our then-current executive officers and directors, and certain of their affiliates as a condition to the closing of a stock purchase agreement with AIGLAEP. Each of the parties to the stockholders' agreement agreed, among other things, to vote their respective shares of our common stock to elect as directors, respectively, one designee of AIGLAEP, two designees of Shampi Investments A.E.C., two designees of Lawrence Burstein and certain other of our former executive officers and directors, and one designee of BigBurger Ltda. At present, the two designees of Shampi Investments A.E.C. are Omar Carneiro da Cunha and Peter J. F. van Voorst Vader, the two designees of Mr. Burstein and certain of our other former executive officers and directors are Mr. Burstein and Stephen Rose and the one designee of BigBurger Ltda. is Jose Ricardo Bosquet Bomeny. AIGLAEP did not exercise its right to designate a board nominee to stand for election at our annual meeting of shareholders on June 7, 2001. As of December 31, 2001, an aggregate of 1,109,701 shares, or 29.5% of our outstanding shares of common stock, were required to be voted in accordance with the stockholders' agreement. Upon the exercise of options and warrants held by the parties to the stockholders' agreement, as of December 31, 2001, an aggregate of 1,543,451 shares, or 36.8% of our outstanding shares of common stock, would have been required to be voted in accordance with the stockholders' agreement.

     The stockholders' agreement also provides that if we fail to achieve 75% of our projected cumulative EBITDA, as set forth in the stockholders' agreement, for each of the periods from January 1, 1997 to December 31, 1999, 2000 or 2001, respectively, AIGLAEP could appoint such number of its designees which, together with an expansion of the board and the filling of vacancies created by the resignation of certain directors serving at such time, would then constitute a majority of our board of directors, thereby effecting a change in our control. We failed to achieve the performance targets for year ended December 31, 2000. Following negotiations with AIGLAEP, the stockholders' agreement was amended on March 14, 2001, to provide for, among other things, the suspension, until the completion of our audited financial statements for the year ended December 31, 2002, of AIGLAEP's right to appoint a majority of our board of directors.

     If certain economic performance targets based on our results of operations for the two years ending December 31, 2002, as set forth in the amendment to the stockholders' agreement, are met, or if AIGLAEP at any time owns less than 187,500 issued and outstanding shares of our common stock, subject to adjustment for any stock split or restructuring, AIGLAEP's right to take control of our board of directors will terminate. If, however, we fail to meet these performance targets, our chief executive officer must promptly resign, AIGLAEP will have the right to take control of our board of directors and our board of directors will be required, except as limited by their fiduciary obligations, to adopt recommendations for improving our financial performance as may be proposed by a committee of the board composed of representatives of AIGLAEP and certain other investors who purchased our equity securities in a private offering in March 2001. For a more detailed description of the stockholders' agreement and the amendment to the stockholders' agreement, see "Item 13. Certain Relationships and Related Transactions."

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, as well as those persons who own more than 10% of our common stock, to file reports of ownership and changes in ownership with the SEC. These persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms, or written representations from certain reporting persons that no such forms were required, we believe that during the fiscal year ended December 31, 2001, all filing requirements applicable to our officers, directors and greater than 10% owners of our common stock were met, except that Stephen Rose failed to file on a timely basis a Form 3 and one Form 4 reflecting one transaction.

Item 11.   Executive Compensation

Summary Compensation

         The following table sets forth information with respect to compensation earned during the years ended December 31, 2001, 2000 and 1999 by Peter J. F. van Voorst Vader, our president and chief executive officer.

                                                                                                Long-Term
                                              Annual Compensation                          Compensation Awards
                                              -------------------                          -------------------

                                 Year                                      Other      Restricted     Number of Shares
                                 Ended                                     Annual       Stock        of Common Stock
Name and Principal Position   December 31,    Salary(1)     Bonus      Compensation   Awards(s)     Underlying Options
---------------------------   ------------    ---------     -----      ------------   ----------    ------------------

Peter J. F. van Voorst Vader     2001         $ 40,689     $4,808          --            --             51,875
   President and Chief           2000         $ 63,504        --           --            --             42,500
   Executive Officer             1999         $ 60,513        --           --            --             48,125

----------------------

(1) In 1999, we began denominating salaries in Brazilian Reais. In this table, salaries for 1999, 2000 and 2001 have been converted into U.S. Dollars based on an exchange rate of R$2.34 for each $1.00.

Options

     The following table sets forth information with respect to option grants issued by us to Peter J. F. van Voorst Vader during the fiscal year ended December 31, 2001.


                                                      Percent of Total
                                  Number of Shares   Options Granted to    Per Share                   Grant Date
                                     Underlying         Employees in        Exercise     Expiration     Present
           Name                   Options Granted        Fiscal Year         Price          Date       Value (1)
---------------------------      -----------------   ------------------    ---------     ----------    ----------

Peter J. F. van Voorst Vader....       51,875               27.5%            $2.30       6/7/2006        $1.39

---------------------

(1) Present value is estimated on the date of grant using the Black Scholes option pricing model with the following weighted average assumptions used for grants in 2001; risk free interest rate of 5.0%; no expected dividend yield; expected lives of 5 years; and expected stock price volatility of 68%.


     The following table sets forth information with respect to stock options held by Peter J. F. van Voorst Vader at December 31, 2001.


                                                                     Number of Unexercised
                                     Number of                  Securities Underlying Options       Value of Unexercised
                                      Shares                        at December 31, 2001           In-the-Money Options
                                     Acquired         Value     -----------------------------   ---------------------------
             Name                   on Exercise     Realized    Exercisable   Unexercisable     Exercisable   Unexercisable
--------------------------------   -------------    --------    -----------   ---------------   -----------   -------------

Peter J. F. van Voorst Vader....        --            --           151,250       --                 --           --


Directors' Compensation

     Our directors receive no cash compensation for attending board meetings other than reimbursement of reasonable expenses incurred in attending such meetings. Rather, we compensate our directors on an annual basis for their services through grants of options to acquire shares of our common stock, exercisable at the prevailing market price of our common stock on the respective grant dates, with the next such grants scheduled to be made on the date of the annual meeting. There is no pre-determined number of options annually granted to our directors. The quantity of options to be granted is defined every year by our compensation committee, which is composed of some board members. During fiscal 2001, our compensation committee awarded Omar Carneiro da Cunha options to purchase 36,875 shares of our common stock, Lawrence Burstein options to purchase 15,625 shares of our common stock and Stephen J. Rose options to purchase 4,375 shares of our common stock. The foregoing options were issued on June 7, 2001 and expire on June 7, 2006. The options are exercisable at $2.30 per share of common stock.

Employment Arrangements

     Mr. van Voorst Vader is party to an employment agreement with us that is scheduled to expire in February 2002. The agreement calls for him to serve as our chief executive officer at a current salary of R$148,600 per annum, or $63,504, with provision for annual bonuses based upon future results of operations, in such amounts, if any, as may be determined from time to time at the discretion of our board.

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

     Further, all options, warrants, and other rights to acquire our securities we previously granted and outstanding to any such persons upon a change of control shall fully vest and become immediately exercisable.

     Change of control is defined as either:

     o the acquisition by a person or group of persons acting in concert of 20% or more beneficial ownership of our common stock; or

     o the commencement or announcement of an intention to make a tender or exchange offer for 30% or more beneficial ownership of our common stock; or

     o the acquisition by a person or group of persons acting in concert of 10% or more beneficial ownership of our common stock, when such person's ownership interest is deemed by our board to have a material adverse impact on our business or prospects; or

     o the election or appointment of one or more individuals to our board, which election or appointment results in a change in the majority compensation of the board from that which existed on the date we entered into our employment agreement with Mr. van Voorst Vader.

     A change of control may occur pursuant to the stockholders' agreement with AIGLAEP. For a detailed description of the stockholders' agreement, as amended, see "Item 13. Certain Relationships and Related Transactions."

Item 12.   Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information as of March 31, 2002 with respect to the beneficial ownership of our common stock by:

     o each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

     o our chief executive officer and each of our other executive officers whose compensation for the year ended December 31, 200 exceeded $100,000;

     o    each of our directors; and

     o    all executive officers and directors as a group.

                                                                         Amount and
                                                                          Nature of           Approximate
                                                                         Beneficial          Percentage of
Name and Address of Beneficial Owner                                    Ownership (1)            Class
------------------------------------                                    -------------        -------------

AIG Latin America Equity Partners, Ltd.........................         1,559,942 (2)            30.6%
         80 Pine Street
         New York, NY 10016

Peter J. F. van Voorst Vader...................................         1,559,942 (3)            30.6%
         Prudente de Moraes 1933/703
         Ipanema 22420-043 - Rio de Janeiro, Brazil

Omar Carneiro da Cunha.........................................         1,559,942 (4)            30.6%
         c/o Bond Consultoria Empresarial S/C Ltda.
         RU4 Voluntarios da Patria
         89 Sala 604 - Botatogo-RJ - Brazil 22210-00

Lawrence Burstein..............................................         1,559,942 (5)            30.6%
         245 Fifth Avenue
         New York, NY 10016

Jose Ricardo Bosquet Bomeny....................................         1,559,942 (6)            30.6%
         c/o Big Burger Ltda.
         Rua Lauro Muller 116/2005 - Rio de Janeiro, Brazil

Stephen J. Rose................................................           116,875 (7)             2.3%
         10/11 Dacre Street
         London, SW1H ODJ
         United Kingdom

Caisse de depot et placement du Quebec.........................           292,500 (8)             3.1%
         1981 McGill College Avenue
         Montreal, Quebec H3A 3C7
         Canada

All executive officers and directors as a group (5 persons)....          1,161,817               22.7%

---------------------------

(1) Beneficial ownership means the sole or shared power to vote or direct the voting of a security or the sole or shared power to invest or dispose or direct the investment or disposition of a security. Except as otherwise indicated, we believe that all named persons have sole voting power and investment power with respect to their shares of common stock, except to the extent that such authority is shared by spouses under applicable law, and record and beneficial ownership with respect to their shares. This table also includes any shares of common stock issuable upon exercise of options or warrants that are currently exercisable or that will become exercisable within 60 days of March 31, 2002.

(2) Includes warrants that are exercisable for an aggregate of 100,000 shares of common stock. Also includes an aggregate of 40,000 shares of common stock owned by our directors, other than Stephen Rose, for which AIG Latin America Equity Partners, Ltd., or "AIGLAEP," has been granted the right and option, through March 14, 2003, to purchase at a price equal to $1.50 per share. Also includes 1,044,942 shares of common stock beneficially owned by other shareholders who are parties to a stockholders' agreement dated August 11, 1997, as amended March 14, 2001, for which each of the parties, including AIGLAEP, has shared voting power to elect our board of directors. AIGLAEP has dispositive power over 515,000 shares of common stock, including shares underlying options, subject to the terms of the stockholders' agreement. See "Item 13. Certain Relationships and Related Transactions."

(3) Includes options to purchase 241,250 shares of common stock. Also includes 106,613 shares of common stock owned by Shampi Investments A.E.C., L.G. Smith Boulevard, Punta Brabo, Oranjstad, Aruba, of which Mr. van Voorst Vader is the sole stockholder. Does not reflect options owned by Mr. van Voorst Vader to sell 15,000 shares of common stock. Also includes 1,200,454 shares of common stock beneficially owned by other shareholders who are parties to a stockholders' agreement dated August 11, 1997, as amended March 14, 2001, for which each of the parties, including Mr. van Voorst Vader, has shared voting power to elect our board of directors. Mr. van Voorst Vader has dispositive power over 359,488 shares of common stock, including shares underlying options, subject to the terms of the stockholders' agreement. See "Item 13. Certain Relationships and Related Transactions."

(4) Includes 112,238 shares of common stock owned by Seaview Ventures Group Inc., The Creque Building, P.O. Box 116, Road Town, Tortola, British Virgin Islands, of which Mr. Carneiro da Cunha is a principal. Also includes options to purchase 65,000 shares of common stock. Does not reflect options owned by Mr. Carneiro da Cunha to sell 10,000 shares of common stock. Also includes 1,380,130 shares of common stock beneficially owned by other shareholders who are parties to a stockholders' agreement dated August 11, 1997, as amended March 14, 2001, for which each of the parties, including Mr. Carneiro da Cunha, has shared voting power to elect our board of directors. Mr. Mr. Carneiro da Cunha has dispositive power over 179,812 shares of common stock, including shares underlying options, subject to the terms of the stockholders' agreement. See "Item 13. Certain Relationships and Related Transactions."

(5) Includes 8,604 shares of common stock owned by members of Mr. Burstein's family, for which Mr. Burstein disclaims beneficial ownership, and 2,778 shares owned by the Lawrence Burstein IRA, of which Mr. Burstein is the beneficiary. Also includes warrants owned by Mr. Burstein that are exercisable for 25,000 shares of common stock and options owned by Mr. Burstein to purchase 46,250 shares of common stock. Does not reflect options owned by Mr. Burstein to sell 7,500 shares of common stock. Also includes 1,468,050 shares of common stock beneficially owned by other shareholders who are parties to a stockholders' agreement dated August 11, 1997, as amended March 14, 2001, for which each of the parties, including Mr. Burstein, has shared voting power to elect our board of directors. Mr. Burstein has dispositive power over 91,892 shares of common stock, including shares underlying options, subject to the terms of the stockholders' agreement. See "Item 13. Certain Relationships and Related Transactions."

(6) Includes options to purchase 46,250 shares of common stock. Also includes 367,500 shares of common stock owned by BigBurger Ltda., of which Mr. Bomeny is a principal shareholder. Does not reflect options owned by Mr. Bomeny to sell 7,500 shares of common stock. Also includes 1,146,192 shares of common stock beneficially owned by other shareholders who are parties to a stockholders' agreement dated August 11, 1997, as amended March 14, 2001, for which each of the parties, including Mr. Bomeny, has shared voting power to elect our board of directors. Mr. Bomeny has dispositive power over 413,750 shares of common stock, including shares underlying options, subject to the terms of the stockholders' agreement. See "Item 13. Certain Relationships and Related Transactions."

(7) Includes 100,000 shares of common stock owned by The Daedulus Retirement Fund, of which Mr. Rose is the beneficiary. Also includes options owned by The Daedulus Retirement Fund to purchase 12,500 shares of common stock.

(8) Includes warrants that are exercisable for 125,000 shares of common stock.

Item 13.   Certain Relationships and Related Transactions

     On August 11, 1997 we entered into a stockholders' agreement with AIG Latin America Equity Partners, Ltd., referred to herein as "AIGLAEP," and our then executive officers and directors, and certain of their affiliates as a condition to the closing of a stock purchase agreement with AIGLAEP, pursuant to which AIGLAEP purchased 375,000 shares of our common stock and warrants to purchase 62,500 shares of our common stock.

     Pursuant to the terms of the stockholders' agreement, each of the parties to the agreement agreed, among other things, to vote their respective shares of our common stock to elect as directors one designee of AIGLAEP, two designees of Shampi Investments A.E.C., two designees of Lawrence Burstein and certain other of our former executive officers and directors, and one designee of BigBurger Ltda. At present, the two designees of Shampi Investments A.E.C. are Omar Carneiro da Cunha and Peter J. F. van Voorst Vader, the two designees of Mr. Burstein and certain of our other former executive officers and directors are Mr. Burstein and Stephen Rose and the one designee of BigBurger Ltda. is Jose Ricardo Bosquet Bomeny. AIGLAEP did not exercise its right to designate a board nominee to stand for election at our annual meeting of shareholders on June 7, 2001. As of December 31, 2001, an aggregate of 1,109,701 shares, or 29.5% of our outstanding shares of common stock, were required to be voted in accordance with the stockholders' agreement. Upon the exercise of options and warrants held by the parties to the stockholders' agreement, as of December 31, 2001, an aggregate of 1,543,451 shares, or 36.8% of our outstanding shares of common stock, would have been required to be voted in accordance with the stockholders' agreement.

     The stockholders' agreement provides that if we fail to achieve 75% of our projected cumulative EBITDA (earnings before interest, taxes, depreciation and amortization), as set forth in the stockholders' agreement, for each of the periods from January 1, 1997 to December 31, 1999, 2000 or 2001, respectively, AIGLAEP could appoint such number of its designees which, together with an expansion of the board and the filling of vacancies created by the resignation of certain directors serving at such time, would then constitute a majority of our board of directors, thereby effecting a change in our control.

     We failed to achieve the performance targets for year ended December 31, 2000. Following negotiations with AIGLAEP, the stockholders' agreement was amended on March 14, 2001, to provide, among other things, for the suspension, until the completion of our audited financial statements for the year ended December 31, 2002, of AIGLAEP's right to appoint a majority of our board of directors. In partial consideration of AIGLAEP's agreeing to the suspension and possible termination of its right to take control of our board and certain of its prior approval rights, we issued to AIGLAEP warrants to purchase 35,813 shares of our common stock at an exercise price of $5.00 per share and reduced the exercise price of additional warrants to purchase 64,187 shares of our common stock held by AIGLAEP to $5.00 per share. Further, certain of our shareholders agreed to grant AIGLAEP an option to purchase an aggregate of 40,000 shares of our common stock held by such shareholders (and among them as they shall agree) at an exercise price of $1.50 per share.

     The amendment to the stockholders' agreement provides that if certain economic performance targets, based on our results of operations for the year ending December 31, 2002 and set out in the amendment to the stockholders' agreement, are met, or if AIGLAEP at any time owns less than 187,500 issued and outstanding shares of our common stock, subject to any adjustments for any stock split or restructuring, AIGLAEP's right to take control of our board of directors and certain of its prior approval rights will terminate. If, however, we fail to meet these performance targets, our chief executive officer must promptly resign and our board of directors will be required, except as limited by their fiduciary obligations, to adopt recommendations for improving our financial performance as may be proposed by a committee of the board of directors composed of representatives of AIGLAEP and certain other investors who purchased our equity securities in a private offering in March 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        BRAZIL FAST FOOD CORP.


Dated:    December 3, 2002.             By:      /s/ Peter van Voorst Vader
                                            --------------------------------
                                                 Peter van Voorst Vader
                                                 Chief Executive Officer