Form 10-K
period 2002-12-31
BRAZIL FAST FOOD CORP
filed 2003-04-15
CIK 914537

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002
Commission file number: 0-23278

BRAZIL FAST FOOD CORP.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3688737 (I.R.S. Employer Identification No.)

Av. Brasil 6431 — Bonsucesso CEP 21040-360 Rio de Janeiro, Brazil (Address of principal executive offices)	N/A (Zip Code)

Registrant’s telephone number, including area code: 55 21 2564-4219

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

—	—

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.0001 per share
(Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No   ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes   ☐    No   ☒

     The aggregate market value of the voting common stock held by non-affiliates of the Registrant, computed by referenced to the average bid and asked price of such common stock, as of the last business day of the Registrant’s most recently completed second fiscal quarter, was $842,081.

     The number of shares outstanding of the Registrant’s common stock is 7,569,718 (as of April 2, 2003).

PART I
FORWARD LOOKING STATEMENTS
PART II
PART III
Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values
PART IV
SIGNATURES
CERTIFICATION
EXHIBIT INDEX
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
EX-10.5 Master Franchise Agreement
EX-99.1 Certification of CEO & Acting CFO

     Unless otherwise specified, all references in this report to “Reais,” the “Real” or “R$” are to the Brazilian Real (singular), or to the Brazilian Reais (plural), the legal currency of Brazil, and “U.S. Dollars” or “$” are to United States Dollars. Unless otherwise specified, all financial statements and other financial information presented herein are stated in R$ and are in accordance with generally accepted accounting principles in the United States (U.S. GAAP).

PART I

ITEM 1. BUSINESS

(a)	GENERAL DEVELOPMENT OF BUSINESS

     Brazil Fast Food Corp., through its wholly-owned subsidiary, Venbo Comercio de Alimentos Ltda., a Brazilian limited liability company that conducts business under the trade name “Bob’s,” owns and operates, directly and through franchisees, the second largest fast food hamburger restaurant chain in Brazil. As of December 31, 2002, we had 303 restaurants, or “points of sale,” including 34 kiosks and trailers.

     We were incorporated in Delaware in 1992. Our executive offices are located at Av. Brasil, 6431 — Bonsucesso, CEP 21040-360, Rio de Janeiro, Brazil. Our telephone number is 55 (21) 2564-6452.

     The audit opinions of our independent public accountants contained elsewhere in this report contain qualifications that, due to our recurring losses from operations and our negative working capital position, there is substantial doubt as to our ability to continue as a going concern. See “Risk Factors – Risk Relating to Operations” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a further discussion of these factors.

Recent Developments

     Brazilian Economy: Beginning in mid-1999 and continuing to the end of 2000, the Brazilian economy experienced a recovery from its economic recession, which began in late 1998, and showed substantial increases in agricultural and industrial production, reduced unemployment, increased retail sales levels and a positive trade balance. During this period, we experienced revenue growth. This recovery ceased at the end of the third quarter of 2001 due to a number of factors, including the September 11th terrorist attacks in New York City and Washington, D.C., economic problems in Argentina, the increased cost of commercial borrowing in Brazil and the devaluation of the Real against the U.S. Dollar, as well as an energy crisis in Brazil that caused the Brazilian federal government to implement electricity rationing and the financial speculation in relation with the Brazilian Presidential Elections of October 2002. These factors negatively affected the Brazilian economy and, in turn, adversely affected our restaurant sales and the results of our operations. See “Risk Factors—Risks Relating to Brazil” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a further discussion of these factors.

(b)	FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     Not applicable, due to the fact that we operate in one segment.

(c)	NARRATIVE DESCRIPTION OF BUSINESS

Restaurant Operations

     As of December 31, 2002, Bob’s had 303 points of sale, including 34 kiosks and trailers. Of the 303 points of sale, we own and operate 61 and the remaining 242 are franchises, which are each operated under the tradename “Bob’s” by a franchisee. For a description of our franchise program, see “—Franchise Program.” Approximately 200 of these points of sale are located in Rio de Janeiro and São Paulo and the remaining points of sale are widely spread throughout major cities in other parts of Brazil, except for three franchised restaurants that opened in Portugal in November 2001. The largest number of franchised operations outside of Rio and São Paulo are in Pernambuco, Santa Catarina, Pará, Bahia, Espirito Santo and Brasilia. All points of sale serve a uniform menu of hamburgers, chickenburgers, hot dogs, sandwiches, french fries, soft drinks, juices, desserts and milk shakes. Selected points of sale also serve coffee and/or beer. We are particularly known for our milkshakes and the special spicing of our hamburgers. Our target clients are between the ages of 15 and 35 and come from all social groups.

     Historically, our points of sale have been distinguishable from other “fast food” operations due to our unique service design whereby customers would place and pay for their food on one line and pick up their food on another line. Cooks would prepare orders as read to them by the counter service representative who took the order. We have changed this two line system into a single line system, which has improved both the quality and speed of service, while retaining our cooked-to-order philosophy. This change has been made possible by the deployment of software which facilitates communication between counter personnel and the kitchen staff. Under this new system, as each order is input by a service representative into a countertop terminal, it also appears on a computer screen in the kitchen, thereby assuring that each customer will receive his food rapidly while permitting us to retain cooked-to-order offerings.

     Our points of sale are generally open all year round, seven days a week. Historically, we have experienced increased sales each year during the Brazilian summer months and during Brazil’s school holiday periods in the months of December, January, February and July. We have also experienced strong sales in December due to the Christmas holidays.

     Our points of sale generally open at 10:00 A.M. for lunch and remain open for dinner. Closing hours vary according to location. In some locations with proximity to late night entertainment, the points of sale remain open for the “after hours” crowd. Our points of sale are not generally open for breakfast, as results from test-marketing that we conducted at various times during 1999 and 2000 indicated that offering fast food breakfast is not economically viable.

     Our prices are consistently positioned at the same levels as those for comparable products offered by our major competitors. We attempt to maintain the overall cost of our meals at levels competitive with lunch prices offered by popular street snack bars known as “lanchonetes.”

     Originally, our points of sale were built as counter service facilities to accommodate our initial primary clientele of teenagers. In keeping with our current efforts to attract family-oriented customers, all of our points of sale built since 1980 have included seating facilities. In addition, all of our pre-1980 points of sale have now been renovated to update the decor, expand the seating facilities and provide air conditioning. During 2001, we introduced a new more modern and cheerful evolution of our logo and visible manifestations. All new franchisees open their restaurants with this housestyle and all existing restaurants are planned to be refitted by year ended 2003. This style is carried through in the uniforms worn by our personnel, which are occasionally modified to feature hats and shirts used in promotions.

     For the past several years, we have been the exclusive provider of hamburgers and related items at two of Brazil’s largest special events – the Rio de Janeiro Carnivale, the one week festive period which precedes the advent of Lent, and the Formula One Automobile Racing Championships. In addition, our food products are sold at other special events throughout Brazil, including boat fairs, automobile fairs and State rodeos. Using custom constructed trailers and moveable kiosks, we are able to offer most of our products at temporary locations for the duration of each special event. In addition to providing an additional revenue source, our visibility is enhanced by signage that can be picked up via television coverage of the special event and by reaching a consumer market where we may not have a permanent outlet. In November 2001, our first foreign franchise was opened in Portugal pursuant to a master franchise agreement, which provides that 30 franchises be opened in Portugal over the next ten years.

     The following table presents the openings and closings of both our owned and operated restaurants and our franchised restaurants for the years ended December 31, 2002, 2001 and 2000:

			Years
	Ended December 31,

	2002(a)		2001(a)	2000(a)

Owned and operated restaurants(a):
Opened during period	1		1	7
Closed during period	1		2	–
Sold to franchisees	5		3	1
Bought from franchisees	–		1	2
Open at end of period	55		60	63
Franchised restaurants(a):
Opened during period	46	(b)	40 (c)	29	(d)
Closed during period	5		3	2
Sold to us by our franchisees	–		1	2
Open at end of period	210		169	133

Total Number of Restaurants of Sale	265		229	196

(a)	Does not include trailers and kiosks used for temporary locations during 2002, 2001 and 2000.

(b)	Includes 5 of our owned and operated points of sale that were sold to a franchisee during the year ended December 31, 2002.

(c)	Includes 3 of our owned and operated points of sale that were sold to a franchisee during the year December 31, 2001.

(d)	Includes 1 of our owned and operated points of sale that was sold to a franchisee during the year ended December 31, 2000.

     The average guest check per customer for our owned and operated points of sale for the years ended December 31, 2002, 2001 and 2000 was R$6.06, R$5.87 and R$5.22, respectively.

     We strive to maintain quality and uniformity throughout both our owned and operated and our franchised points of sale by publishing detailed specifications for food products, food preparation, and service, by continuous in-service training of employees and by field visits from our supervisors. Quality control at each point of sale is undertaken by the store manager, who visually inspects the products as they are being prepared for cooking. The manager also keeps a record of the expiration date of the products in inventory. In the case of our franchisees, a marketing manager in each of our six primary geographic regions periodically reviews their operations and makes recommendations to assist in the franchisees’ compliance with our specifications.

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

Growth Strategy

     Bob’s is Brazil’s second largest hamburger fast food operation. Although many of our major competitors have been experiencing operational and franchise difficulties, we continue to add points of sale and improve our revenues. Our primary goal is to continue to increase our network of points of sale in Brazil, where we believe fast food is a developing market, and to gain market share by entering city markets where we are under-represented.

     Brazil’s population of 169.8 million is the fifth largest in the world (behind China, India, the United States and Indonesia). São Paulo, Brazil’s largest city, has 10.4 million residents and a metropolitan area population of 17.9 million. The city of São Paulo is located within the state of São Paulo, which has a population of 37.0 million. Rio de Janeiro, Brazil’s second largest city, has 5.9 million residents and a metropolitan area population of 10.9 million. The city of Rio de Janeiro is located within the state of Rio de Janeiro, which has a population of 14.4 million. Thirteen metropolitan areas, including those of Rio de Janeiro and Sao Paulo, have populations in excess of one million. According to IBGE, a non-affiliated consulting concern, in 2000 the average annual income of the Brazilian population was as follows:

Annual Income	% of Population

R$0 to R$3,264	27.6%
R$3,265 to R$8,159	32.2%
R$8,160 to R$16,319	18.6%
R$16,320 to R$32,639	9.9%
R$32,640 and above	5.9%

     According to Media Data ‘98, another non-affiliated consulting concern, the fast food market is one of Brazil’s fastest growing business segments, which could exceed 60,000,000 customers. Based upon the foregoing, we believe there is significant opportunity for sales growth in the Brazilian fast food market. To capitalize on this opportunity, we intend to make capital expenditures of R$2,100,000 in 2003 to refurbish old points of sale, install new signage, upgrade our equipment and to maintain the number of our company owned and operated points of sale in Brazil of 61.

     We are also focusing our growth efforts upon the development of new franchises, especially in northern Brazil, where competition is not as intense as in other urban areas. We will also seek to increase our number of franchisees. We intend to enter into territory agreements with franchisees which will require franchisees to commit to the development of several Bob’s points of sale in a particular region. We also intend to focus on developing joint ventures with gasoline station retailers. See “Franchise Program” below for a description of our franchise program and the terms of these joint ventures.

     We expect to continue to capitalize on our 50-year history in Brazil. As our operations are based almost exclusively in Brazil, we believe we have the capacity to understand and respond to consumer taste preferences in developing additional local markets and test marketing new products and concepts. We intend to utilize our customized trailers and moveable kiosks to maximize our ability to cater to special events and temporary markets, and also to test certain markets on a temporary basis. We also anticipate taking advantage of the continuing construction and development of shopping malls and supermarkets in Brazil, where fast food can be a significant profit center.

     In 1999, we initiated a computer-based delivery system for telephonic food and beverage orders. As of December 31, 2002, our telephonic order delivery system had been installed in almost all of our 61 owned and operated points of sale.

Franchise Program

     As of December 31, 2002, 242 of our 303 points of sale were owned and operated by franchises. In 2002, for the six year in a row, Bob’s received the Quality Seal of the Brazilian Franchise Association.

     Our franchise agreements generally require the franchisee of a traditional Bob’s restaurant to pay us an initial fee of $30,000 and additional fees equal to 4% of the franchisee’s gross sales in its first two years of operation and 5% of monthly gross sales thereafter. In addition, franchisees pay us 4% of monthly gross sales in cooperative advertising fees. Our typical franchise agreement also provides that the franchisee has the right to use the Bob’s trademark and formulas in a specific location or area and must use our approved supplies and suppliers and must build each franchised outlet in accordance with our specifications at approved locations. The term of the majority of our franchise agreements is 10 years, with a few agreements having 5 year terms. Our existing franchise agreements have an average remaining duration of approximately eight years. Historically, upon expiration a franchise agreement is renewed without the interruption of the franchisee’s business. We generally have no financing obligations with respect to these franchise agreements.

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

     Individuals wishing to own and operate a Bob’s franchise are required to submit an application. A steering committee formed by our top management receives formal franchising proposals and reviews them to determine which applications should be accepted. In addition to our existing 110 franchisees who, collectively, operated 242 points of sale, including 29 kiosks and 3 trailers, at December 31, 2002, we had signed final franchising contracts with approximately 20 new franchisees to open and operate a like number of additional points of sale, to be located in the states of Rio de Janeiro, Sao Paulo, Mato Grosso do Sul, Brasilia, Parana, Pernambuco, Santa Catarina, Maranhao and in the Federal District of Brasilia. The majority of these additional points of sale will begin operations in the first semester of 2003.

     As part of our growth strategy, we have begun entering into franchise agreements requiring the franchisee to commit to the development of a fixed number of Bob’s points of sale. We are also focusing on developing joint ventures with gasoline retailers to house Bob’s points of sale in retail gasoline stations. We contemplate that substantially all of these new restaurant/gas stations, or “joint sites,” although housed at the gas stations, will be built, owned and operated by our present and future franchisees and not the gasoline retailer. We will then share a portion of the royalties received from the franchisee of a particular joint site with its respective gasoline retailer. In 2000, based on favorable testing of joint sites in 1999, we entered into an agreement with Petrobras, one of the largest gasoline retailers in Brazil, with approximately 7,000 locations, whereby Petrobras has agreed to house a Bob’s restaurant in 30 of its gas stations over the next two years. Pursuant to this agreement, we and Petrobras will work together to select the proper locations to open these joint sites. To date, six joint sites have been opened in Petrobras gas stations.

     We are currently testing several joint sites with other gasoline retailers, including Shell, Forza, Ale, AGIP and Repsol. Our agreements with each of these gasoline retailers do not establish a set number of joint sites to be established. These agreements, like our standard franchise agreements, merely set forth conditions to establish a joint site and do not limit the number of joint sites that may be opened under the agreement. To date, Shell has three joint sites in operation and we are negotiating an agreement with them to house a specific number of joint sites in certain approved locations. Forza, a gasoline retailer catering to the taxicab industry, has now thirteen Bob’s sites in operation, with the objective of housing 20 joint sites in total. Alé, another gasoline retailer, has three joint sites and an agreement with them for the creation of multiple joint sites has been signed.

     In our first effort to expand our “Bob’s” brand beyond Brazil, we entered into a master franchisee agreement in 2000 to open franchised points of sale in Portugal. This agreement requires the master franchisee to open 30 “Bob’s” retail points of sale over a 10-year period, of which no less than 5 must be owned and operated by the master franchisee and the remaining may be owned and operated by the master franchisee’s subfranchisees. The master franchisee will assume financial responsibility for marketing the “Bob’s” brand in Portugal. Pursuant to this agreement, which contains substantially the same operational guidelines as our standard Brazilian franchise agreement, the master franchisee agreed to pay us a master franchisee fee of $200,000 minus the costs related to registering the trademark “Bob’s” in Portugal. In addition, we will receive 33%, or at least $10,000, of the initial fees charged to the Portuguese franchisees by the master franchisee. The agreement provides that we will receive from the master franchisee initial fees in the amount of $16,000 for each of the five stores to be opened and operated by the master franchisee. The master franchisee also agreed to pay us 20% of royalty fees charged to the Portuguese franchisees. The first Portuguese franchise under this agreement opened in November 2001 and two more have opened in 2002.

     We generally retain a right of first refusal in connection with any proposed sale of a franchisee’s interest.

Advertising and Promotions

     We utilize television, radio, outdoors and a variety of promotional campaigns to advertise our products. We also use colorful cardboard boxes imprinted with the “Bob’s” symbol for our premium sandwich offerings, replacing paper bags, thereby enhancing our quality image. In 2001, we updated our logo and expect all of our points of sale to be using the logo by end-2003.

     We are constantly seeking to expand the breadth and quality of our product offerings:

•	In 1997, we launched a new line of chicken products in an effort to capitalize upon customers’ requests for “health-oriented” food offerings; one of these products, a chicken steak sandwich, has become one of our best selling offerings.

•	In 1998, we launched the “Bob’s Dog,” an extra-large hot dog with two different sauces.

•	In 1999, we introduced a chocolate mousse pie dessert; bacon was also added as an option to all of our sandwich offerings.

•	In 2000, we introduced a cheese, ham and egg sandwich and a hot fudge topped ice cream sundae; we also introduced our “MEGA” sized sandwiches and combination meals.

•	In 2001, we introduced chicken nuggets; we also introduced a new sandwich offering of bacon, egg and cheese.

•	In 2002 we introduced a 120 grams barbecue tasting hamburger with barbecue sauce and a prune sundae and milkshake, as well as a hamburger with cheddar cheese on a whole-wheat bun.

     We and our advertising agency annually develop a multi-media marketing program to advertise our restaurant network in its primary markets. We periodically develop 15 and 30 second television commercials which, typically, are aired one to six times a day for a 15-day period. Temporary product discounts are offered in Rio de Janeiro and Sao Paulo through radio and television advertising several times a year. Other successful promotional programs have included offering products tied into popular movies with certain value meals, and selling specially produced hats at a discount with certain value meals. We also offer a “kids meal,” which includes three food items and a small packaged toy. Certain of our points of sale offer special services for children’s birthday parties and also feature appearances by “Bobi”, our mascot. All these programs are reinforced by visual tools, such as banners, posters and place mats.

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

     We are a participant in a joint retail marketing effort initiated in 1998 in Rio de Janeiro, together with Shell, Lojas Americanas (one of the biggest department store chains in Brazil) and Sendas (one of the biggest supermarket chains in Brazil), of memberships in “Smart Club,” which offers special premiums to repeat customers. This program, which has been expanded to encompass other areas of Brazil, is ongoing.

     We intend to increase our marketing efforts in Sao Paulo in an effort to capitalize upon our increasing number of stores in the number one city market of Brazil.

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

     We participate in joint promotion and marketing programs with Coca-Cola for its soft drink products and with Novartis Nutricion for its Ovomaltine chocolate, as well as with Mate Leao for a popular Brazilian brand of iced tea. Pursuant to a 1996 agreement with a Brazilian subsidiary of Coca-Cola, we agreed to sell, on an exclusive basis, Coca-Cola soft drink products in our restaurants until 2006 in exchange for $4,000,000. This agreement was amended in 2000 to extend the exclusivity period to 2008.

Trademarks

     We believe that our trademarks and service marks, all of which are owned by us, are important to our business.

     Our trademarks and service marks have been registered in the Brazilian trademark office. These trademarks and service marks expire at various times from 2005 to 2012, when they are routinely renewed. The following table sets forth our significant trademarks and service marks that are registered in the Brazilian trademark office:

Trademark or Service Mark	Expiration Date

“Bob’s”	June 4, 2012
“Tri kids”	May 15, 2008
“Bob’s Burgão”	May 1, 2005
“Bobi”	May 1, 2005
“Bob’s Double Cheeseburger”	October 24, 2010
“Franfilé”	November 23, 2009
“Big Bob”	January 5, 2012

     Renewals of these trademarks and service marks generally have been obtained prior to their expiration. We have begun the process of registering the “Bob’s” trademark in Portugal and we have a temporary license to use the trademark in our franchised points of sale prior to such registration.

Competition

     In terms of the number of points of sale, we are the second largest hamburger food service organization in Brazil. Each of our restaurants is in competition with other food service operations within the same geographical area. We compete with other organizations primarily through the quality, variety, and value perception of food products offered. The number and location of units, quality and speed of service, attractiveness of facilities, and effectiveness of marketing are also important factors. The price charged for each menu item may vary from market to market depending on competitive pricing and the local cost structure.

     Based on several articles which have appeared in independent Brazilian newspapers and periodicals, we believe that we and McDonald’s are the market leaders in the hamburger fast food business in Rio de Janeiro and São Paulo. McDonald’s Brazilian point’s of sale accounted for substantially all of the balance of this market.

     As of December 31, 2002, McDonald’s had approximately 1,251 Brazilian points of sale, including 670 kiosks. As of December 31, 2001 and 2000, McDonald’s had approximately 1,174 and 1,095 Brazilian points of sale, respectively. As of December 31, 2002, 2001 and 2000 Pizza Hut had 62 fast food pizza points of sale in Brazil. Domino’s Pizza had 23 points of sale in Brazil as of December 31, 2002 and 20 and 13 points of sale as of December 31, 2001 and 2000, respectively. Arby’s closed all points of sale in Brazil during 1999. Habib’s, a Middle Eastern fast food chain, had approximately 200 points of sale in Brazil as of December 31, 2002, as compared with approximately 170 and 157 as of December 31, 2001 and 2000, respectively.

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

Personnel

     As of December 31, 2002, we, including our franchisees, employed 6,544 persons, of whom 1,596 were employed in our owned and operated restaurants. The total number of full-time employees at that date was 1,704 of which 98 were temporary personnel. Since 1999, we have reduced the number of hours in each worker’s shift, from 8 hours to 6 hours, in order to increase productivity.

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

Not applicable

FORWARD LOOKING STATEMENTS

     This report contains forward-looking statements including statements regarding, among other items, business strategy, growth strategy and anticipated trends in our business, which are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect” and “anticipate” and similar expressions identify forward-looking statements, which speak only as of the date the statement is made. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, some of which cannot be predicted or quantified and are beyond our control. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this report, including those set forth in “Risk Factors,” describe factors, among others, that could contribute to or cause such differences. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this prospectus will in fact transpire or prove to be accurate. Investors are cautioned that such forward looking statements involve risks and uncertainties including without limitation the following:

Risks Relating to Operations

•	We have a history of significant net losses and we may not be profitable in the future; We may need to seek the forbearance of creditors in the future.

     We incurred net losses of R$11,210,000, R$ 8,250,000 and R$ 3,351,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Our accumulated deficit at December 31, 2002 was R$ 59,614,000 and our working capital deficit at such date was R$ 14,238,000. There is no assurance that our future operations will become profitable. We may continue to report net losses for the foreseeable future, which could adversely affect our ability to service our debt or finance our business operations in the future.

     In order to sustain our operations, we have, in the past, been dependent upon the continued forbearance of our creditors. While we believe that we are currently in compliance with our agreements with creditors, there can be no assurance that we will not be forced to seek the forbearance of our creditors in the future.

•	Our independent auditors’ report raises uncertainties about our ability to continue as a going concern; Need for additional financing.

     The reports of Arthur Andersen S/C, the independent auditors of our consolidated financial statements for the years ended December 31, 2000 and 1999, and of Grant Thornton, the independent auditors of our consolidated financial statements for the years ended December 31, 2002 and 2001, recites that our recurring losses from operations and negative working capital raise substantial doubt about our ability to continue as a going concern. Our plans to continue as a going concern, discussed elsewhere in this report, focus on efforts to raise additional capital and increase our cash flow. We are currently working to evaluate strategic alternatives that will enable us to obtain the funds necessary to continue our business operations. At this time, we cannot state with any degree of certainty whether such funding will be available to us and, if available, that the source of such funding would be available on terms and conditions acceptable to us. Any potential sources of additional financing may be subject to business and economic conditions outside of our control. If we do not obtain the funds we need to pay our debt obligations or operating expenses, we may need to curtail our operations or we may be forced to evaluate other alternatives to continuing our present operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

•	The composition of our board of directors is controlled by the parties to a stockholders’ agreements which restrict our ability to direct certain aspects of our business and operations

     On August 11, 1997 we entered into a stockholders’ agreement (the “1997 Stockholders’ Agreement”) with AIG Latin America Equity Partners, Ltd., referred to herein as “AIGLAEP,” and our then executive officers and directors, and certain of their affiliates, as a condition to the closing of a stock purchase agreement with AIGLAEP, pursuant to which AIGLAEP purchased 375,000 shares of our common stock and warrants to purchase 62,500 shares of our common stock.

     Pursuant to the terms of the 1997 Stockholders’ Agreement, each of the parties to the agreement agreed, among other things, to vote its respective shares of our common stock to elect as directors one designee of AIGLAEP, two designees of Shampi Investments A.E.C., two designees of Lawrence Burstein and certain other of our former executive officers and directors, and one designee of BigBurger Ltda.

     The 1997 Stockholders’ Agreement provides that if we fail to achieve 75% of our projected cumulative EBITDA (earnings before interest, taxes, depreciation and amortization), as set forth in the 1997 Agreement, for each of the periods from January 1, 1997 to December 31, 1999, 2000 or 2001, respectively, AIGLAEP could appoint such number of its designees which, together with an expansion of the board and the filling of vacancies created by the resignation of certain directors serving at such time, would then constitute a majority of our board of directors, thereby effecting a change in our control.

     We failed to achieve the performance targets for the year ended December 31, 2000. Following negotiations with AIGLAEP, the 1997 Stockholders’ Agreement was amended on March 14, 2001, to provide, among other things, for the suspension, until the completion of our audited financial statements for the year ended December 31, 2002, of AIGLAEP’s right to appoint a majority of our board of directors. In partial consideration of AIGLAEP’s agreeing to the suspension and possible termination of its right to take control of our board and certain of its prior approval rights, we issued to AIGLAEP warrants to purchase 35,813 shares of our common stock at an exercise price of $5.00 per share and reduced the exercise price of additional warrants to purchase 64,187 shares of our common stock held by AIGLAEP to $5.00 per share. Further, certain of our shareholders agreed to grant AIGLAEP an option to purchase an aggregate of 40,000 shares of our common stock held by such shareholders (and among them as they shall agree) at an exercise price of $1.50 per share.

     The amendment to the 1997 Stockholders’ Agreement provides that if certain economic performance targets, based on our results of operations for the year ending December 31, 2002 and set out in the amendment to the 1997 Stockholders’ Agreement, are met, or if AIGLAEP at any time owns less than 187,500 issued and outstanding shares of our common stock, subject to any adjustments for any stock split or restructuring, AIGLAEP’s right to take control of our board of directors and certain of its prior approval rights will terminate. If, however, we fail to meet these performance targets, our chief executive officer must promptly resign and our board of directors will be required, except as limited by their fiduciary obligations, to adopt recommendations for improving our financial performance as may be proposed by a committee of the board of directors composed of representatives of AIGLAEP and certain other investors who purchased our equity securities in a private offering in March 2001.

     As reflected in the financial statements contained elsewhere in this report, we failed to meet the original performance targets for the year ended December 31, 2002. However, the amendment to the 1997 Stockholders’ Agreement contains a provision that requires the parties to renegotiate the performance targets in good faith in the event that (i) the Brazil SELIC central bank rate exceeds an average of 18% for a continuous period of ninety business days or (ii) there is a devaluation of the Brazilian Real against the US dollar exceeding 10% over any three-month period. Both such events have occurred since the amendment. However, due to the fact that our request to renegotiate the performance targets in good faith did not receive a response, we believe that the performance targets are no longer applicable.

     On May 15, 2002, we entered into an additional stockholders’ agreement (the “2002 Stockholders’ Agreement”) with Gustavo Figueredo Bomeny and CCC Emprendimentos e Participacoes Ltd. (the “New Investors”) and certain of our current investors, namely BigBurger Ltda., Jose Ricardo Bousquet Bomeny, Omar Carneiro da Cunha, Seaview Venture Group, Peter van Voorst Vader and Shampi Investments A.E.C., as a condition to the closing of a stock purchase agreement with the New Investors, pursuant to which the New Investors purchased 3,700,000 shares of our common stock.

     Pursuant to the terms of the 2002 Stockholders’ Agreement, each of the parties to the agreement agreed, among other things, to vote its respective shares of our common stock to elect as directors one designee of Omar Carneiro da Cunha, one designee of Lawrence Burstein, one designee of BigBurger Ltda. and two designees of the New Investors. The parties to the 2002 Stockholders’ Agreement also agreed that, with regard to certain matters that may arise at our Annual Stockholders Meetings, all of their shares of common stock will be voted in accordance with the instructions of a majority of the total shares of common stock held by such parties. The 2002 Stockholders’ Agreement, by its terms, is subject to the terms of the 1997 Stockholders’ Agreement.

•	Our success depends on our ability to compete with our major competitors in the fast food industry

     The success of our business is dependent upon our ability to compete with other restaurants and fast food chains. To compete, we may be required to spend significant funds on marketing and promotions and on developing and offering new products, while maintaining the prices we charge our customers. Many of our competitors, like McDonald’s, have vastly greater over-all financial and other resources available to them than we do. We may not have the resources necessary to compete effectively, which may cause consumers to prefer the products of our competitors. As a result, we could experience a decrease in revenues which would have an adverse impact on our business and operations.

•	The fast food industry may be adversely affected by current “value pricing” trends

     In order to remain competitive, we are required to respond to changing consumer preferences, tastes and eating habits, increases in food and labor costs and national, regional and local economic conditions. Many companies internationally have adopted “value pricing” strategies. Such strategies could have the effect of drawing customers away from companies that do not engage in discount pricing and could also negatively impact the operating margins of competitors that do attempt to match competitors’ price reductions. There can be no assurance that the use of “value pricing” strategies will stop. If companies were to continue to implement value pricing, we may be forced to reduce our sales prices or maintain our prices and perhaps lose customers, either of which would cause a reduction in our revenues.

•	Our future success is dependent upon the success and expansion of our franchise program

     A portion of our revenues are attributable to the fees we collect from our franchisees. To improve our revenues in the future, we have developed a growth strategy that includes increasing our number of franchised points of sale. This growth strategy is substantially dependent upon our ability to attract, retain and contract with qualified franchisees and the ability of these franchisees to open and operate their Bob’s points of sale successfully. In addition, our continued growth will depend in part on the ability of our existing and future franchisees to obtain sufficient financing or investment capital to meet their market development obligations. If we experience difficulty in contracting with qualified franchisees, if franchisees are unable to meet their development obligations or if franchisees are unable to operate their points of sale profitably, the amount of franchise fees paid to us by our franchisees would decrease and our future operating results could be adversely affected.

•	We are subject to extensive regulatory requirements applicable to the food service industry

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

Risks Relating to Brazil

•	Our operations are subject to changes in Brazil’s economy

     In March 1994, the Brazilian government introduced an economic stabilization program, known as the “Real Plan,” intended to reduce the rate of inflation by reducing certain public expenditures, collecting liabilities owed to the Brazilian government, increasing tax revenues, continuing to privatize government-owned entities and introducing a new currency. The Real was introduced as Brazil’s currency in July 1994, based on a monetary correction index, the URV, introduced earlier in that year. The Real Plan resulted in a substantial reduction in Brazil’s rate of inflation, which declined from 2,489.11% per annum in 1993 to 10.4% per annum in 2002. With the exception of a few months in 1999, the Real Plan also caused the exchange rate between the Real and the U.S. Dollar to remain relatively stable from 1994 to 2000.

     Although Brazil’s economy was expected to expand from 2001 onwards, a number of factors limited this expansion, including the September 11th terrorist attacks in New York City and Washington, D.C., economic problems in Argentina, the increased cost of debt in Brazil, the devaluation of the Real against the U.S. Dollar and an energy crisis in Brazil that caused the Brazilian federal government to implement electricity rationing, and resulted in a rate of inflation of 10.4% and a 18.7% devaluation of the Real against the U.S. Dollar for the year ended December 31, 2001. To reduce inflation, the Central Bank of Brazil increased interest rates by over 18% for the year ended December 31, 2001. The instability in the Brazilian economy continued during 2002, principally due to speculation on the Brazilian presidential crisis and the ongoing economic weakness in the United States, resulting in a rate of inflation of 25.3% and a devaluation of 52.3% for the year ended December 31, 2002.

     The economic stabilization program remains incomplete during the tenth year of the Real Plan. There can be no assurance that changes or additions to this economic program will be any more successful than previous programs in reducing inflation over the long term. Accordingly, periods of substantial inflation may continue to have significant adverse effects on the Brazilian economy, interest rates and on the value of the Real. These adverse effects could cause our costs and expenses to increase. If we are not able to counteract these increased costs and expenses by increasing our sales prices, we may experience lower demand for our products and a decline in revenues.

•	Currency fluctuations between the Real and the U.S. Dollar will have a direct impact on our financial condition and our results of operations

     Fluctuations in the exchange rates between the Brazilian Real and the U.S. Dollar have a significant impact on our financial condition and our results of operations. For example, financing costs on our U.S. Dollar-denominated debt, which are paid by us with Reais, would increase substantially as the Real devalues against U.S. Dollars. Similarly, most of the products and raw materials we purchase are, or contain, commodities that are denominated in U.S. Dollars, such as plastic cups, bread (which includes wheat grown in the United States), meat and chicken. Our costs to purchase these products and raw materials rise significantly when the Reais used to pay for them must be converted into U.S. Dollars using the current exchange rate. If we cannot raise our selling prices to accommodate increases in the cost of these products and raw materials, our profit on these products and raw materials will decrease.

•	Our business may be affected by political and constitutional uncertainty in Brazil

     The Brazilian political environment has been marked by high levels of uncertainty since the country returned to civilian rule in 1985 after 20 years of military government. The death of a president-elect in 1985 and the resignation of another president in 1992 in the midst of impeachment proceedings, as well as rapid turnover at and immediately below the cabinet level, have adversely affected the implementation of consistent economic and monetary policies. Measures by the government intended to influence the course of Brazil’s economy (e.g. actions to control inflation, interest rates or consumption) have been frequent and occasionally drastic. While the free market and liberalization measures of recent years have enjoyed broad political and public support, some important political factions remain opposed to significant elements of the reform program. Mr. Fernando Henrique Cardoso, who was re-elected to a second four-year term as president in October 1998, continued to pursue the adoption of free market and economic liberalization measures similar to those undertaken prior to his re-election. However, after the October elections of 2002, in which Mr. Luiz Inácio Lula da Silva was elected president, there can be no assurance that the necessary measures will continue to be pursued and will be adopted or, if adopted, that they will be successful. Failure to adopt economic reform measures could adversely impact Brazil’s economy and inhibit our ability to sell products, which could impair our results of operations.

•	Controls on foreign investments may limit our ability to receive capital from our Brazilian operating subsidiary

     Brazil generally requires the registration of foreign capital invested in Brazilian markets or businesses. Thereafter, any repatriation of the foreign capital, or income earned on the foreign capital investment, must be approved by the Brazilian government. In the past, the Brazilian government has also imposed temporary restrictions on foreign capital remittances abroad when Brazil’s foreign currency reserves decline significantly. Although approvals on repatriation are usually granted and we know of no current restrictions on foreign capital remittances, there can be no assurance that in the future approvals on repatriation will be granted or restrictions or adverse policies will not be imposed. If the Brazilian government delays or refuses to grant approval for the repatriation of funds or imposes restrictions on the remittance of foreign capital, the ability of our Brazilian operating subsidiary, Venbo Comercio de Alimentos Ltda., to transfer cash from our operations out of Brazil may be limited, which would prevent us from paying our non-Brazilian debts and accounts payable. Any defaults on these obligations may cause the acceleration of such obligations or require us to pay penalties.

Risks Relating to Our Common Stock

•	Our common stock has been delisted from The Nasdaq SmallCap Market

     Our common stock was delisted from The Nasdaq SmallCap Market on March 11, 2002. As a result, our common stock is now quoted on the OTC Bulletin Board, which may further reduce the already thin trading market of our common stock. In addition, the delisting from The Nasdaq SmallCap Market may significantly impair our ability to raise additional funds to operate our business.

Risk Relating to Arthur Andersen

•	Our Use of Arthur Andersen LLP as our Independent Auditor May Pose Risks to Us and Limit Your Ability to Seek Potential Recoveries from Them Related to Their Work.

     Our consolidated financial statements as of, and for, each of the three years in the period ended December 31, 2000 were audited by Arthur Andersen LLP. On June 15, 2002, Arthur Andersen was convicted on a federal obstruction of justice charge arising from the government’s investigation of Enron Corporation. Arthur Andersen has stated publicly that it intends to appeal that conviction, but also ceased providing auditing services to public companies as of August 31, 2002.

     SEC rules require us to present our audited financial statements in various SEC filings, along with Arthur Andersen’s consent to our inclusion of its audit report in those filings. Due to the cessation of Arthur Andersen’s auditing practice (and other businesses), it is likely that Arthur Andersen will be unable to provide us with consents for the use of its audit report in connection with any future Securities Act filings we make, or with assurance services with respect to those financial statements, such as advice customarily given to underwriters of our securities offerings and other similar market participants. The SEC recently has provided regulatory relief designed to allow companies that file reports with the SEC to dispense with the requirement to file a consent of Arthur Andersen in certain circumstances, including with respect to this report. Notwithstanding this relief, the inability of Arthur Andersen to provide its consent or to provide assurance services to us in the future could negatively affect our ability to, among other things, access the public capital markets. Any delay or inability to access the public markets as a result of this situation could have a material adverse impact on us. Also, the ability of purchasers of securities sold under certain of our registration statements to seek potential recoveries from Arthur Andersen related to any claims that they may assert as a result of audits performed by Arthur Andersen will be limited significantly both as a result of the absence of a consent and the diminished amount of assets of Arthur Andersen that are, or may in the future, be available to satisfy claims. The registration statements in question are those that include or incorporate by reference financial statements of ours audited by Arthur Andersen, but as to which Arthur Andersen has not consented to such inclusion or incorporation by reference.

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

     We own the land and buildings for 9 points of sale, 5 of which are presently leased to franchisees. In addition, we own the land and the buildings located on the land for 4 points of sale, and we also have leases for 56 points of sale. Our land and building leases are generally written for terms of five years with one or more five-year renewal options. In certain instances, we have the option to purchase the underlying real estate. Certain leases require the payment of additional rent equal to the greater of a percentage (ranging from 1% to 10%) of monthly sales or specified amounts.

     Our corporate headquarters are located in premises at Avenida Brasil, 6431-Bonsucesso, CEP 21040-360, Rio de Janeiro, Brazil, which Venbo acquired in 1995.

ITEM 3. LEGAL PROCEEDINGS

     In 1999, we commenced court actions to defer payment of R$11,444 million past due taxes to Brazilian state and federal taxing authorities. These actions, which were filed pursuant to procedures enacted under Brazilian law specifically to challenge the payments of taxes in arrears and to seek a deferred payment schedule, were intended to extend payments on past due taxes and reduce financing interest charges. During 2000 and 2002, we reached agreements with the state authorities and obtained the right to fulfill our outstanding state tax obligation by making payments over a ten-year period, as indexed to Brazil’s Unidade Fiscal de Referencia, which is currently 12.0% per annum. Consequently, we withdrew the legal action. During the second quarter of 2000, we also applied and were accepted to join a tax amnesty program offered by the Brazilian federal government and withdrew our action regarding the federal taxes. Under the federal tax amnesty program, we may fulfill our outstanding federal tax obligation by making monthly installment payments equal to 1.2% of our gross sales, with interest accruing at rates set by the Brazilian federal government, which are currently set at 10.0% per year.

     In 2001, we initiated a court action to seek a judicial determination that our equipment lease financing agreements should not have their respective principal amounts indexed to the US dollar, but instead stated in Brazilian reais bearing interest at 12% per annum. While awaiting the court’s determination, we have deposited all installment payments due under our lease financing agreements with the court in reais, inclusive of 12% per annum interest. In the event that we have an unfavorable outcome in the litigation, we would be required to pay R$1,897,000, in addition to the R$1,246,000 previously deposited with the court.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On December 30, 2002, we held our annual meeting of stockholders to elect seven directors to our board of directors to serve for a term of one year.

     The following individuals were elected to serve as directors for a term of one year and until their successors are elected and qualify:

Nominee	Votes for	Votes Against

Omar Carneiro da Cunha	5,892,727	1,963
Peter J. F. van Voorst Vader	5,892,727	1,963
Jose Ricardo Bousquet Bomeny	5,892,727	1,963
Stephen J. Rose	5,892,727	1,963
Guillermo Hector Pisano	5,892,727	1,963
Gustavo Figueiredo Bomeny	5,892,727	1,963
Romulo Borges Fonseca	5,892,727	1,963

     The individuals, other than Guillermo Hector Pisano, Gustavo Figueiredo Bomeny and Romulo Borges Fonseca, served as directors immediately prior to this annual meeting.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Our common stock is quoted on OTC Bulletin Board under the symbol “BOBS.OB.” Prior to March 11, 2002, our common stock was quoted on The Nasdaq SmallCap Market. There is a limited public trading market for our common stock. The following table sets forth the range of the high and low bid quotations for our common stock for the periods indicated:

	Common Stock

Three Months Ended	High	Low

March 31, 2002	$1.60	.30
June 30, 2002	.60	.22
September 30, 2002	.45	.17
December 31, 2002	.35	.23

March 31, 2001	$2.03	$1.91
June 30, 2001	2.30	2.20
September 30, 2001	.81	.61
December 31, 2001	1.60	.60

     The above quotations represent prices between dealers, without retail markup, markdown or commission. They do not necessarily represent actual transactions. As of December 31, 2002, there were 101 recordholders of our common stock.

     We have never paid or declared cash dividends on our common stock and we currently intend to retain any future earnings for the development of our business. Therefore, we do not anticipate paying any cash dividends in the foreseeable future.

     Brazil generally requires the registration of foreign capital invested in Brazilian markets or businesses. Thereafter, any repatriation of the foreign capital, or income earned on the foreign capital investment, must be approved by the Brazilian government. In addition, the Brazilian government may also impose temporary restrictions on foreign capital remittances abroad if Brazil’s foreign currency reserves decline significantly. Although approvals on repatriation are usually granted and we know of no current restrictions on foreign capital remittances, our payment of dividends would be subject to these limits if the Brazilian government delays, imposes these restrictions on, or does not approve, the transfer by our Brazilian operating subsidiary, Venbo Comercio de Alimentos Ltda., of funds out of Brazil for the payment of dividends to our non-Brazilian shareholders. See “Risk Factors – Risks Relating to Brazil.”

     Our ability to declare dividends is subject to the prior written approval of AIG Latin America Equity Partners, Ltd., or “AIGLAEP,” pursuant to the terms of the 1997 Stockholders’ Agreement, as amended on March 14, 2001. AIGLAEP’s prior right of approval expires if we meet certain performance criteria for the two-year period ended December 31, 2002, as set forth in the amendment to the 1997 Stockholders’ Agreement. See “Item 13. Certain Relationships and Related Transactions” for a description of the 1997 Stockholders’ Agreement and the amendment thereto.

     Our payment of dividends is also restricted under the terms of the documents governing our lines of credit and other notes payable.

     See “Item 12. Security Ownership of Certain Beneficial Owners and Management,” for a disclosure regarding securities authorized for issuance under our Amended and Restated 1992 Stock Option Plan.

ITEM 6. SELECTED CONSOLIDATED HISTORICAL FINANCIAL DATA

     The following selected consolidated financial data has been derived from our audited financial statements and should be read in conjunction with our consolidated financial statements, including the accompanying notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, appearing elsewhere in this report.

	2002	2001	2000	1999	1998

		(in thousands, except share data)
Statement of Operations Data:
NET OPERATING REVENUES:
Restaurant sales	R$63,562	R$68,397	R$63,775	R$56,370	R$63,666
Franchise income	5,116	4,099	3,134	2,343	1,427
Other income	7,632	6,483	4,884	3,667	2,699

TOTAL NET OPERATING REVENUES	76,310	78,979	71,793	62,380	67,792

COSTS AND EXPENSES:
Cost of restaurant sales	25,333	27,541	24,560	21,715	23,453
Restaurant payroll and other employee benefits	13,061	13,106	12,329	12,660	15,389
Restaurant occupancy and other expenses	8,043	8,174	6,963	6,755	7,316
Depreciation and amortization	3,774	3,966	3,610	3,489	3,738
Other operating expenses	13,161	14,225	11,951	8,534	9,978
Selling expenses	4,805	5,906	5,759	5,127	3,700
General and administrative expenses	9,428	6,598	6,111	6,518	10,161
Impairment of assets and Net Result of assets sold	1,661	122	20	—	5,076

TOTAL COSTS AND EXPENSES	79,266	79,638	71,303	64,798	78,811

INCOME (LOSS) FROM OPERATIONS	(2,956)	(659)	490	(2,418)	(11,019)
INTEREST INCOME	15		1	16	109
INTEREST EXPENSE	(4,834)	(5,922)	(3,418)	(5,046)	(3,151)
FOREIGN EXCHANGE (LOSS) GAIN	(3,435)	(1,669)	(424)	(3,453)	(288)

LOSS BEFORE BENEFIT FROM INCOME TAXES	(11,210)	(8,250)	(3,351)	(10,901)	(14,349)
BENEFIT FROM INCOME TAXES

NET LOSS	(11,210)	(8,250)	(3,351)	(10,901)	(14,349)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	(1,96)	(2,27)	(1.04)	(3.37)	(4.53)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	5,707,957	3,626,626	3,235,290	3,235,290	3,169,748

Balance Sheet Data (End of Period):
WORKING CAPITAL DEFICIT	14,238	(18,717)	(14,807)	(11,560)	(10,189)
TOTAL ASSETS	36,984	39,777	41,694	39,410	41,632
ACCUMULATED DEFICIT	(59,614)	(48,404)	(40,154)	(36,803)	(25,902)
TOTAL SHAREHOLDERS’ EQUITY	(1,510)	1,217	5,538	8,963	9,997

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with “Selected Consolidated Historical Financial Data” and our consolidated financial statements and related notes appearing elsewhere in this report.

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

     Brazilian Political Environment

     The Brazilian political environment has been marked by high levels of uncertainty since the country returned to civilian rule in 1985 after 20 years of military government. The death of a president in 1985 and the resignation of another president in the midst of impeachment proceedings in 1992, as well as rapid turnover at and immediately below the cabinet level, have adversely affected the implementation of consistent economic and monetary policies. Measures by the government intended to influence the course of Brazil’s economy (e.g. actions to control inflation, interest rates or consumption) have been frequent and occasionally drastic. While the free market and liberalization measures of recent years have enjoyed broad political and public support, some important political factions remain opposed to significant elements of the reform program. Mr. Fernando Henrique Cardoso, who was re-elected to a second four-year term as president in October 1998, continued to pursue the adoption of free market and economic liberalization measures similar to those undertaken prior to his re-election. To date, economic reform measures have failed to provide Brazil with sustained positive economic results and stability. Mr. Luiz Inácio Lula da Silva, who was elected president in October 2002, is expected to continue the economic stabilization program as well as a stimulation program for economic growth.

     Brazilian Economy

•	Beginning in mid-1999 and continuing to the end of 2000, the Brazilian economy experienced a recovery from its economic recession that began in late 1998 and showed substantial increases in agricultural and industrial production, reduced unemployment, increased retail sales levels and a positive trade balance. During this period, we experienced revenues growth.

During 2001 and 2002, certain factors brought a halt to the recovery of the Brazilian economy, which had a negative impact on our restaurant sales and the results of our operations. These factors include the following:

•	The September 11th terrorist attacks in New York City and Washington, D.C.: As in the rest of the world, the Brazilian population was shocked and saddened by the September 11th attacks in New York City and Washington, D.C. and, as a result, reduced expenditures on entertainment and dining out.

•	Worsening of Argentina’s economy: After years of economic recession, the perception of Argentina’s lack of alternatives to bolster or maintain its economy grew stronger during

2001. This perception was fueled by rumors that Argentina would have to either devaluate the peso or fully adopt the U.S. Dollar as the national currency in the near future. These rumors, which recently became a reality when Argentina was forced to devalue the peso by nearly 300% against the U.S. Dollar, together with the concern that Argentina would possibly default on its debt, caused the financial markets to view the economies of all Latin America countries as unstable. The worsening economic outlook in Argentina during 2001, which recently culminated in Argentina declaring itself bankrupt, made it more expensive for Brazilian firms to raise and maintain their funding due to the increased perception of risk for the entire South American region.

•	Increasing cost of debt in Brazil: Due to several factors, the September 11th terrorist attacks and the increase of uncertainty in Latin American economies, Brazil’s rate of inflation steadily increased throughout 2001. In an attempt to reduce the rate of inflation, Brazilian banks quickly revised their credit policies and increased their interest rates on short-term debt. As a result, funding through Brazilian banks became more difficult to obtain and much more expensive.

•	Political uncertainty: The pre-election process for the October 2002 presidential election caused a lot of speculation on the outcome of these elections resulting in a speculation against the Real.

     Effects of Inflation and Devaluation

     In March 1994, the Brazilian government introduced an economic stabilization program, known as the “Real Plan,” intended to reduce the rate of inflation by reducing certain public expenditures, collecting liabilities owed to the Brazilian government, increasing tax revenues, continuing to privatize government-owned entities and introducing the “Real,” a new currency based on a monetary correction index. From 1994 to 2000, the Real Plan resulted in a substantial reduction in Brazil’s rate of inflation and, with the exception of a few months in 1999, caused the exchange rate between the Real and the U.S. Dollar to remain relatively stable.

     Although Brazil’s economy was expected to expand in 2001, a number of factors, including the September 11th terrorist attacks in New York City and Washington, D.C., economic problems in Argentina, the increased cost of debt in Brazil, the devaluation of the Real against the U.S. Dollar and an energy crisis in Brazil that caused the Brazilian federal government to implement electricity rationing, limited this expansion and caused inflation rates and interest rates to increase and the further devaluation of the Real against the U.S. Dollar. The following table sets forth Brazilian inflation, as measured by the Indice Geral de Precos-Mercado, and the devaluation of the Brazilian currency against the U.S. Dollar for the periods shown.

	Year Ended December 31,

	2002	2001	2000	1999	1998

Inflation	25.3%	10.4%	9.9%	20.1%	1.8%
Devaluation	52.3%	18.7%	9.3%	48.0%	8.3%

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

     Energy Crisis.

     In May 2001, as a result of a shortfall of electricity generating and transmission capacity by Brazilian utilities suppliers, the Brazilian federal government announced an electricity rationing plan in order to avoid electricity outages throughout most of Brazil. The rationing plan imposed significant penalties on residences and companies that failed to reduce electricity consumption by at least 20% in relation to amounts consumed in the previous year. These penalties ranged from substantial increases in tariffs on consumption to the disruption of electricity service for a number of days. We have effected at least a 20% reduction in our electrical consumption, thereby avoiding the imposition of penalties under this rationing plan, and, furthermore, we are selling the excess electricity savings to other companies. We have achieved this reduction through, among other measures, selective and temporary curtailed hours of operation in many of our points of sale. We are aware that many of our franchisees have effected similar cutbacks.

     We believe reduced hours of operation will continue to impact adversely both our operating and franchise revenues. We are unable to predict the quantitative impact that long-term continuation of the government’s energy conservation plan, which is currently facing constitutional challenges in the Brazilian federal courts, and the penalties imposed by it, will have on our future results of operations.

     The energy rationing plan was terminated in February 2002, but some of the changes in habits of the population, coupled with an increase in the cost of energy, can continuously impact our business.

RESULTS OF OPERATIONS

     COMPARISON OF YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

     The following table sets forth certain operating data for the years ended December 31, 2002, 2001 and 2000:

	Twelve Months Ended	%	Twelve Months Ended	%	Twelve Months Ended	%
	December 31, 2002	Restaurant Sales	December 31, 2001	Restaurant Sales	December 31, 2000	Restaurant Sales

	(Reais in thousands)
NET OPERATING REVENUES:
Restaurant sales	63,562	100.0%	68,397	100.0%	63,775	100.0%
Franchise income	5,116	8.0	4,099	6.3	3,134	4.9
Other income	7,632	12.0	6,483	9.5	4,884	7.7

TOTAL NET OPERATING REVENUES	76,310	120.1	78,979	115.5	71,7933	112.6

COSTS AND EXPENSES:
Cost of restaurant sales	25,333	39.9	27,592	40.3	24,560	38.5
Restaurant payroll and other employee benefits	13,061	20.5	13,106	19.2	12,329	19.3
Restaurant occupancy and other expenses	8,043	12.7	8,174	12.0	6,963	10.9
Depreciation and amortization	3,774	5.9	3,966	5.8	3,610	5.7
Other operating expenses	13,161	20.7	14,225	20.8	11,951	18.7
Selling expenses	4,805	7.6	5,906	8.6	5,759	9.0
General and administrative expenses	9,428	14.8	6,598	9.6	6,111	9.6
Impairment of assets and Net Result of assets sold	1,661	2.6	122	0.2	20	0.1

TOTAL COSTS AND EXPENSES	79,266	(124.7)	79,638	116.4	71,303	111.8

INCOME (LOSS) FROM OPERATIONS	(2,956)	(4.7)	(659)	(1.0)	490	0.8
INTEREST INCOME (EXPENSE) — NET	(8,254)	(13.0%)	(7,591)	(11.1)	(3,842)	(6.0)

NET LOSS	(11,210)	(17.6%)	(8,250)	(12.1)%	(3,351)	(5.3)%

Introduction

     During the year of 2002, several events negatively impacted the Brazilian economy as well as our restaurant sales and results of our operations.

     In the first half of 2002, the Brazilian economy was still suffering the effects derived from the terrorist attacks in the United States of America and the Brazilian energy crisis. This period was also affected by the worsening of the crisis of the Argentina economy.

     During the second half of 2002 the political uncertainty attendant to the outcome of the Brazilian presidential election in October 2002 also has reduced and/or postponed most business projects and money supply.

     Brazilian currency has devaluated approximately 52.3% against the US dollar during the year of 2002 and, as a consequence, Brazilian inflation rates reached the highest level since the inception of Brazil’s stabilization plan in mid 1994. In response to these events, the Brazilian Central Bank in October 2002 and subsequently in December increased overnight interest rates from 18% to 25% per year.

     All these factors together increased unemployment rates in major metropolitan areas (Rio de Janeiro and São Paulo), and decreases in average take-home income.

Restaurant Sales

     Restaurant sales for our company-owned and operated points of sale decreased R$4,835,000 or 7.1% to R$63,562,000 for the year ended December 31, 2002 as compared to R$68,397,000 and R$63,775,000 for the years ended December 31, 2001 and 2000, respectively. Same store sales decreased approximately 3.2% for the year ended December 31, 2002 as compared to the year ended December 31, 2001. Same store sales for the year ended December 31, 2001 decreased by 0.2% when compared to 2000.

     The decrease from 2002 to 2001 of restaurant sales is attributable to the macroeconomic factors described above as well as to the reduction of our company-owned retail outlets from 70 as of December 31, 2001 to 61 as of December 31, 2002. The company closed 3 owned-operated outlets in the year ended December 31, 2002, sold 7 outlets to franchisees and opened 1 new outlet. This reflects the company’s strategy to limit company direct operations to highly profitable outlets, and to focus on the growth of franchises, which management anticipates will significantly reduce the level of the Company’s future capital expenditures.

     This decrease was partially offset by:

•	our constant sales initiatives and promotional campaigns;

•	our continuous introduction of new products and the expansion of our product offerings;

•	an average increase of 10% in the sales prices of our products during the year of 2002; and

•	a change in the manner of calculating tax upon our sales in the State of Sao Paulo, which resulted in higher net sales of approximately R$665,000 in the year ended December 31, 2002.

     The increase in our net restaurant sales for the year ended December 31, 2001, compared to the same period of 2000, was partially offset by factors that have negatively affected the Brazilian economy, during 2001 including the September 11th terrorist attacks in New York City and Washington, D.C., economic problems in Argentina, the increased cost of debt in Brazil, the devaluation of the Real against the U.S. Dollar and an energy crisis in Brazil that caused the Brazilian federal government to implement electricity rationing. Additionally, there was a negative impact on Company’s sales due to the reduction of our company-owned and operated points of sale from 72 as of December 31, 2000 to 70 as of December 31, 2001.

     The operating factors that positively impacted our sales during the year ended December 31, 2001 include:

•	a 8.9% increase in the average sales prices of our products during the year ended December 31, 2001; and

•	a reduction in the tax rate imposed upon our sales in the State of Rio de Janeiro, which resulted in higher net restaurant sales of approximately R$1,835,000 for the year ended December 31, 2001.

Franchise Income

     Franchise income increased R$1,017,00 or 24.8% to R$5,116,000 for the year ended December 31, 2002 as compared to R$4,099,000 and R$3,134,000 for the years ended December 31, 2001 and 2000, respectively. These increases are mainly attributable to the growth of our franchised business from 153 points of sale as of December 31, 2000 to 195 as of December 31, 2001 to 242 as of December 31, 2002. The 2002 increase was partially offset by the effects of the macro-economic factors described above, which had a negative impact on our franchised restaurant’s sales.

     Through the period from January 1, 2002 to December 31, 2002, the Company sold 7 of its restaurants to franchisees. These stores had either low profitability or, in some cases, operating losses. The Company’s historical experience has shown that franchisee administration can enhance the profitability of such stores, primarily as a result of:

•	lower taxation (tax incentives from Federal and state governments to small companies)

•	better knowledge of specific markets and their local customs

•	lower operating expenses.

     Other Income

     Other income is comprised of the initial fees paid by all of our new franchisees and such franchisees’ contributions to our marketing efforts, as well as income derived from suppliers pursuant to the terms of certain exclusivity agreements.

     Other income increased R$1,149,000 or 17.7% to R$7,632,000 for the year ended December 31, 2002 as compared to R$6,483,000 and R$4,884,000 for the years ended December 31, 2001 and 2000, respectively. This increase is mainly attributable to the growth of our franchised business noted above.

Cost of Restaurant Sales

     As a percentage of restaurant sales, cost of restaurant sales were 39.9%, 40.3% and 38.5% for the years ended December 31, 2002, 2001 and 2000, respectively.

     The decrease of cost of restaurant sales in the year of 2002 is primarily attributable to decreases in our cost of ice cream, meat and chicken products in July of 2002, resulting from our negotiations with suppliers. The devaluation of the Brazilian Real against the US dollar partially offset such decrease and may reverse this trend during 2003.

     This percentage increase from the fiscal 2000 to fiscal 2001 was mainly attributable to:

•	increases in the cost of meat and chicken products beginning in the third quarter of 2000 and continuing into 2001, as well as increases in the cost of soft drinks and ice cream during 2001; and

•	taxation reductions in the State of Rio de Janeiro, as noted above, which have had the effect of limiting tax credits on certain purchases, such as food.

Restaurant Payroll and Other Employee Benefits

     As a percentage of restaurant sales, restaurant payroll and other employee benefits increased from 19.2% to 20.5% for the year ended December 31, 2001 and 2002, respectively. The 2000 percentage was 19.3%.

     The decrease from the year ended December 31, 2000 to the same period ended December 2001 were due to new personnel contracted as trainees (lower benefits and less labor charges), which were partially offset by increase in salaries mandated by union driven agreements.

     The increase from 2001 to 2002 is mainly attributable to an increase on transportation costs, increases in salaries mandated by union-driven agreements and in employee charges (FGTS). The reduction in the number of trainees and shifting them to employees during 2002 also increased payroll expenses.

Restaurant Occupancy Costs and Other Expenses

     As a percentage of restaurant sales, restaurant occupancy costs and other expenses were 12.7%, 12.0% and 10.9% for the years ended December 31, 2002, 2001 and 2000, respectively.

     This increase is mainly attributable to increases in our minimum rent obligations, which are indexed to Brazilian inflation, currently at 25.3% per annum, as well as to the effect of our decreased restaurant sales, noted above. During the second semester of 2002 these increases were partially offset by temporary and permanent reductions of the occupancy cost of some of our stores.

     The 2001 percentage increase was also attributable to annual contract restatements indexed to Brazilian inflation, which was 10.4% for the year 2001.

Depreciation and Amortization

     As a percentage of restaurant sales, depreciation and amortization expense was approximately 5.9%, 5.8% and 5.7% for the years ended December 31, 2002, 2001 and 2000, respectively. Depreciation and amortization expense has remained stable from year to year.

Other Operating Expenses

     As a percentage of restaurant sales, other operating expenses were approximately 20.7%, 20.8%, and 18.7% for the years ended December 31, 2002, 2001 and 2000, respectively.

     The percentage increase from 2000 and 2001 is mainly attributable to the costs associated with outsourcing of managerial personnel, increased costs for utilities, primarily those for electricity, and increases in maintenance and money collection costs.

     During 2002, the increase observed from fiscal 2000 to 2001 was reversed by reductions in delivery costs and by not renewing certain outsourced services.

Selling Expenses

     As a percentage of restaurant sales, selling expenses were approximately 7.6%, 8.6% and 9.0% for the years ended December 31, 2002, 2001 and 2000, respectively.

     The percentage decrease from the year period of 2001 to the same period of 2002 arose from an optimization of marketing investments and cost reduction measures, such as fewer TV media and more advertisement in newspapers, magazines and outdoors.

     Advertising and publicity costs increased during the year ended December 31, 2001 as a result of our increased number of points of sale.

General and Administrative Expenses

     As a percentage of restaurant sales, general and administrative expenses were approximately 14.8%, 9.6% and 9.6% for the years ended December 31, 2002, 2001 and 2000, respectively.

     The percentage increase from the year period of 2001 to the same period of 2002 was due to recognition of a greater allowance for doubtful accounts during 2002 as well as severance cost of some professional contracts of Venbo management. The year of 2002 was also impacted by fines applied against the Company by the Brazilian Social Security Authorities, which charged certain operating transactions not covered by the Company’s previous calculation of Social Security contributions.

Impairment of Assets and Net Result of Assets Sold

     A fixed assets inventory in the second and third quarters of 2002 and a review regarding the impairment of assets in accordance to FAS 121, as well as management’s decision to close 2 unprofitable outlets and fixed assets inventories required us to take write-offs during the year ended December 31, 2002. Those changes were partially offset by net income of assets sold during the same period. Additionally, we recognized losses on assets sold during the same period, mainly due to those stores that were sold to franchisees.

Interest Income and Expenses

     As a percentage of restaurant sales, net interest expense and foreign exchange gains and/or losses were approximately 13.0%, 11.1% and 6% for the year ended December 31, 2002, 2001 and 2000, respectively. The percentages increases year by year are primarily attributable to increases in the interest rates charged by Brazilian banks and increases in the exchange rate between the Brazilian Real and the U.S. Dollar. Increases in the exchange rate have had an immediate and direct impact on our debt that is denominated in U.S. Dollars and the interest on such debt.

LIQUIDITY AND CAPITAL RESOURCES

     Since March 1996, we have funded our cumulative operating losses of R$59,614,000 and made acquisitions of businesses and capital improvements (including remodeling of our retail outlets) by using cash remaining at the closing of our acquisition of Venbo, by borrowing funds from various sources and from private placements of securities. As of December 31, 2002, we had cash on hand of R$1,461,000 and a working capital deficiency of R$14,238,000.

     For the year ended December 31, 2002, we had net cash used in operating activities of R$2,989,000, net cash used in investing activities of R$733,000 and net cash provided by financing activities of R$3,389,000. Net cash used in investing activities was primarily the result of our investment in property and equipment to improve our retail operations. Net cash provided by financing activities was a result of our private placement of equity shares in May 2002. The proceeds from the private placement were used to reduce our debt, including debt with private individuals, debt with financial institutions in Brazil, and past due accounts payable with suppliers and others.

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

     Our earnings before interest, taxes, depreciation and amortization (EBITDA) were approximately R$3,307,000 for the year ended December 31, 2001 and approximately R$818,000 for the year ended December 31, 2002. EBITDA is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, either loss from operations or net loss as an indicator of operating performance or cash flows as a measure of liquidity, as determined in accordance with accounting principles generally accepted in the United States.

     Our cash resources are currently used primarily to pay for the servicing costs on our debt obligations, which costs have increased significantly due to increased interest rates in Brazil charged on short-term debt and the devaluation of the Real against the U.S. Dollar. Our debt obligations as of December 31, 2002 were as follows:

Amount
Type of Debt Obligation	Outstanding

Mortgages payable (a)	R$2,671,000
Notes payable linked to fixed assets acquisitions (b)	3,646,000

R$6,317,000

(a) Amount due in quarterly installments, starting December, 2002, ending September, 2003. Interest on this amount accrues at a rate of 25% per annum and is payable quarterly, starting December, 2002. Payment is secured by certain property with a carrying value of R$5,049,000 at December 31, 2002. Principal and interest are indexed to the U.S. Dollar, and are therefore susceptible to exchange rate variations between the U.S. Dollar and the Brazilian Real.

(b) This credit facility was used to purchase three stores. Repayment of principal with respect to one of these stores is due in 18 monthly installments of R$19,000, plus an intermediate payment due January, 2003 in the amount of R$157,000. Repayment of principal with respect to the other two stores is due November 2003, in the amount of R$3,138,000. There is no interest charged on these borrowings. Principal is indexed to Brazilian inflation measured by IGP-M. This facility is secured by the fixed assets purchased.

     In addition to the foregoing debt obligations, we are required to make certain payments on restructured past-due Brazilian state taxes of approximately R$5,987,000 and federal taxes of approximately R$5,082,000. Pursuant to a settlement reached with Brazilian state taxing authorities in 2000 and 2002, we are required to make repayments over a ten-year period, interest free, in amounts indexed to Brazil’s UNIDADE FISCAL DE REFERENCIA, which is currently 12.0% per annum. In addition, in 2000, we applied to, and were accepted by, the Brazilian federal government to join a tax amnesty program, which restructured our outstanding 1999 federal tax obligations into monthly payments equal to 1.2% of our gross sales, with interest accruing at a rate set from time-to-time by the Brazilian federal government (TJLP), which was 10.5% a.a. as of December 31, 2002. During 2003, we expect to pay approximately R$1,125,000 pursuant to the state tax settlement and approximately R$960,000 pursuant to the federal tax amnesty program.

     The Company has other past due Federal Taxes which were not paid in the beginning of 2002, as well as fines applied against the Company by the Brazilian Social Securities Authorities, in the amount of R$5,181,000, which are not covered by any of the above mentioned tax agreements. However, the Brazilian Government is implementing another tax amnesty program during 2003, through which the Company intends to include those tax debts.

     Since June 2002, the Company has paid all its current taxes on a timely basis.

     The Company has also long-term contractual obligations in the form of operating lease obligations related to Company-operated outlets.

     The future minimum lease payments under those obligations with an initial or remaining noncancelable lease terms in excess of one year at December 31, 2002 are as follows:

Fiscal Year	Amount

2003	R$5,076,000
2004	1,966,000
2005	1,560,000
2006	1,033,000
2007	284,000
Thereafter	153,000

     Rent expense was R$5,609,000 for the years ended December 31, 2002.

     In the past, we have generated cash and obtained financing sufficient to meet our debt obligations. We plan to fund our current debt obligations mainly through cash provided by our operations, borrowings and capital raising.

     Our capital expenditures for fiscal 2002 were approximately R$1,600,000. We require capital primarily for the improvement of our company-owned and operated points of sale. Currently, four of our company-owned retail outlets are located in facilities that we own and all of our other company-owned retail outlets are located in leased facilities.

     Our average cost to open a retail outlet was approximately R$300,000 to R$500,000 including leasehold improvements, equipment and beginning inventory, as well as expenses for store design, site selection, lease negotiation, construction supervision and obtaining permits.

     We have estimated that our capital expenditures for fiscal 2003, which will be used to maintain and upgrade our current restaurant network, will be approximately R$2,100,000. We anticipate that the primary use of our cash resources during 2003 will be to service our debt obligations. During 2003, we intend to focus our efforts on expanding both the number of our franchisees and the number of our franchised retail outlets, neither of which are expected to require significant capital expenditures.

     As discussed above, the Company has contractual obligations in different forms. The following table summarizes the Company’s contractual obligations and financial commitments, as well as their aggregate maturities.

Fiscal Year	Contractual Leases	Fiscal Debt	Loans Payable	Total

2003	5,076,000	2,085,000	6,203,000	13,364,000
2004	1,966,000	2,085,000	114,000	4,165,000
2005	1,560,000	2,085,000	—	3,645,000
2006	1,033,000	2,085,000	—	3,118,000
2007	284,000	2,085,000	—	2,369,000
Thereafter	153,000	644,000	—	797,000

     Cash provided by operations along with our borrowing capacity and other sources of cash will be used to satisfy the obligations and our estimates for capital improvements (including remodeling of our retail outlets.

     We plan to address our immediate and future cash flow needs to include focusing on a number of areas including:

•	the sale of certain of our company-owned retail outlets;

•	the reduction of expenses, including reducing our per-store headcount expense by continuing to expand our operations while maintaining our current headcount;

•	the expansion of our franchisee base, which may be expected to generate additional cash flows from royalties and franchise fees without significant capital expenditures; and

•	the introduction of new programs and menu expansions to meet consumer needs and wishes;

•	the extinguishments of our obligations denominated in US dollar which will reduce our exposure to the effects of the Brazilian Real devaluation; and

•	negotiation with suppliers in order to obtain significant rebates in long term supply contracts.

     In order to sustain our operations, we have, in the past, been dependent upon the continued forbearance of our creditors. While we are currently in full compliance with agreements with our creditors, there can be no assurance that we will not be forced to seek the forbearance of our creditors in the future. In addition, there can be no assurance that our plans will be realized, or that additional financing will be available to us when needed, or on terms that are desirable. Furthermore, there can be no assurance that we will locate suitable new franchisees, or desirable locations for new and existing franchisees to open retail outlets. Our ability to further reduce expenses and optimize our headcount is directly impacted by our need to maintain an infrastructure to support changing the locations, if required, of both our current and future retail outlets and operations. Our ability to re-market our company-owned retail outlets to franchisees, and to generate cash flows from such activities, is impacted by our ability to locate suitable buyers with the interest and capital to complete such transactions, and the time to complete such sales. Additionally, our ability to achieve our plans is further impacted by the instability of both the political and economic environment in Brazil, which has a direct impact on the desire and ability of consumers to visit fast food outlets. We are also dependent upon the continued employment of key personnel. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses as well as related disclosures. On an ongoing basis, we evaluate our estimates and judgments based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

     We annually review our financial reporting and disclosure practices and accounting policies to ensure that they provide accurate and transparent information relative to the current economic and business environment. We believe that of our significant accounting policies involve a higher degree of judgment and/or complexity. (See summary of significant accounting policies more fully described on pages F-10 through F-15).

     We follow SFAS No. 144 with regard to impairment of long lived assets and intangibles. If there is an indicator of impairment (i.e. negative operating cash flows) an estimate of undisclosed future cash flows produced by each restaurant within the asset grouping is compared to its carrying value. If any asset is determined to be impaired, the loss is measured by the excess of the carrying value. If any asset is determined to be impaired, the loss measured by the excess of the carrying amount of the asset over its fair value.

NEW ACCOUNTING STANDARDS

Asset retirement obligations

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations, effective January 1, 2003. The Statement requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, the cost will be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset.

     The adoption of the new rules is not expected to have a material effect on the Company’s ongoing results of operations or financial position.

Variable interest entities

     In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (FIN No. 46), Consolidation of Variable Interest Entities, which requires an enterprise to consolidate or make certain, disclosures about variable interest entities that meet certain criteria, effective July 1, 2003. The Company is currently performing an analysis to determine the applicability of FIN No. 46 to it.

Impairment of long-lived assets and intangible assets

     The company follows the SFAS No. 144 and 141 with regard to the impairment of long lived assets and intangibles. If there is an indicator of impairment (i.e. negative operating cash flows) an estimate of undiscounted future cash flows produced by each restaurant within the asset grouping is compared to its carrying value. If any asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value.”

ITEM 7A. QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

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

     We do not engage in trading market risk-sensitive instruments or purchasing hedging instruments or “other than trading” instruments that are likely to expose us to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. We have not entered into any forward or futures contracts, purchased options or entered into swaps.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to pp. F-1 through F-27 comprising a portion of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     As discussed in our Current Report on Form 8-K dated September 4, 2001, and filed with the SEC on October 31, 2001, we dismissed Arthur Andersen S/C as our independent accountant on September 4, 2001 and appointed Grant Thornton Auditors Indepentents as our new independent public accountant.

     Andersen’s reports on our financial statements for each of the two fiscal years ended December 31, 2000 and 1999 were qualified in their reference to the uncertainty of our ability to continue as going concern. Except as set forth in the preceding sentence, such reports did not contain an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope, or accounting principles.

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

     Andersen has expressed no disagreements or differences of opinion regarding any of the kinds of events defined as “reportable events” in Item 304(a)(1)(v) of the SEC’s Regulation S-K.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Our executive officers and directors are as follows:

Name	Age	Position

Omar Carneiro da Cunha	56	Chairman of the Board
Ricardo Figueiredo Bomeny	33	Chief Executive Officer (since January 2003)
Peter J. F. van Voorst Vader	48	Director
Romulo Borges Fonseca	50	Director
Jose Ricardo Bousquet Bomeny	61	Director
Stephen J. Rose	72	Director
Guillermo Héctor Pisano	64	Director
Gustavo Figueiredo Bomeny	35	Director

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

     Ricardo Figueiredo Bomeny has been our chief executive officer since January 2003. Prior to that date and from 1991, Mr. Bomeny held several positions, including chief operating officer, with different companies in the fast food business in Brazil (Bigbuger, Pastello and Bob’s) Mr. Bomeny holds a degree in Business Administration from Candido Mendes University, Rio de Janeiro, an MBA in Corporate Finance from IBMEC, Rio de Janeiro, an MBA in Retail Trade, Rio de Janeiro, and a Post Graduate certificate in Marketing from PUC, Rio de Janeiro. Ricardo Figueiredo Bomeny is the son of Jose Ricardo Bousquet Bomeny.

     Peter J. F. van Voorst Vader has served as one of our directors since 1996 and was our chief executive officer from March 1996 to December 2002. Prior to that date and from 1995, he was an independent business consultant. From 1992 to 1995, Mr. van Voorst Vader was a retail sales manager for Shell Nederland Verkoopmaatschappij B.V., overseeing the operations of 800 gas stations. From 1985 to 1992, Mr. van Voorst Vader held several positions with Shell Brasil S.A., including sales promotion manager, marketing communications manager and retail development manager. From 1983 to 1985, he was employed by Shell International Petroleum Company as regional brand and communications assistant for Africa, the Middle East, the Far East and South America. From 1980 to 1983, Mr. van Voorst Vader was a commercial assistant for Shell Italia. Mr. van Voorst Vader received a B.S. in Hotel Management from both the Hogere Hotel School in The Hague, Holland and Florida International University. Mr. van Voorst Vader also has a Masters Degree in International Business from Florida International University.

     Romulo Borges Fonseca was an engineer in the Maintenance and Transportation division of PETROBRAS, the Brazilian Petrol Company, from 1975 to 1982. He afterwards founded MCA, a company specialized in mechanical assemblages for fuel trucks serving airports and companies as Shell,

Petrobras and others in the fuel business. In 1998 he started SBCQ, a laboratory of metallic analysis, and in the same year he founded the FORZA group consisting of gas stations specialized in natural gas distribution. Mr. Fonseca is also a shareholder of CCC, which is a principal stockholder of our company. Mr. Fonseca is a Mechanical Engineer graduated in PUC University, Rio de Janeiro and has a degree in economy from Fundacao Getulio Vargas, Brazil.

     Jose Ricardo Bousquet Bomeny has served as one of our directors since 1996. Mr. Bomeny founded BigBurger Ltda. in 1975 and served as its president until we acquired this company in July 1996. He currently owns another fast food business, which is not competitive with our business, as well as six gas stations and two parking lots.

     Stephen J. Rose has served as one of our directors since 2001. Since May 2000, Mr. Rose has been a founding director and shareholder of Latinco, a London-based investment bank specializing in capital raising and other services to medium-sized Latin American companies. Prior to that date and from 1996, he was managing director of UBS Capital Markets in London. From 1980 to 1996, Mr. Rose was chairman and managing director of Stephen Rose & Partners, a private investment bank which was acquired by UBS in 1996. Mr. Rose was educated in Marlborough College and subsequently at Worcester College, Oxford, where he obtained First Class Honours in Law and was called to the Bar in 1954.

     Guillermo Hector Pisano has served as one of our directors since 2002. Mr. Pisano is a Consultant, presently engaged by CCC Empreendimentos Ltda, a civil construction and participation company. He was Vice President of UAP do Brasil, the French Insurance Company’s Brazilian Agency, from 1988 to 1996, chief financial officer of RACIMEC, a Brazilian Industrial Computer society, from 1983 to 1988, and chief executive officer of CGA do Brasil, an Automatism French Manufacturer, from 1978 to 1982. He also held a variety of positions, from 1965 to 1978, with Thomson CSF (the French Communications and Radar manufacturer) in Argentina and in Brazil where he was the chief financial officer. Mr. Pisano is an Electronic Engineer from de National University of Buenos Aires and holds a degree of Administration and Financial Management from Thomson CSF School of Business with further specialization in Industrial and Institutional Organization.

     Gustavo Figueiredo Bomeny has served as one or our directors since 2002. Mr. Bomeny is currently an independent project engineer for several companies. He also has been working as Project Manager in the BigBurger Group since 1995, this group having been incorporated by VENBO/Bob’s. He has extensive experience in studies, projects, budgets, supervision and execution of buildings for restaurants, fast-food stores and other commercial facilities. He holds a B.A. in Architecture and Urbanism from de Santa Ursula University, Rio de Janeiro. Gustavo Figueiredo Bomeny is the son of Jose Ricardo Bousquet Bomeny.

Compliance with Section 16(a) of the Securities and Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, as well as those persons who own more than 10% of our common stock, to file reports of ownership and changes in ownership with the SEC. These persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms, or written representations from certain reporting persons that no such forms were required, we believe that during the fiscal year ended December 31, 2002, all filing requirements applicable to our officers, directors and greater than 10% owners of our common stock were met, except that Stephen Rose failed to file 7 Section 16 reports.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation

     The following table sets forth information with respect to compensation earned during the years ended December 31, 2002, 2001 and 2000 by Peter J. F. van Voorst Vader, our former president and chief executive officer, who resigned effective December 31, 2002.

Summary Compensation Table

					Long-Term
		Annual Compensation			Compensation Awards

	Year					Number of Shares of
	Ended			Other	Restricted Stock	Common Stock	All Other
Name and Principal Position	December 31,	Salary(1)	Bonus	Annual Compensation	Awards(s)	Underlying Options	Compensation

Peter J. F. van Voorst Vader	2002	$37,972	—	—	—	90,000	—
President and Chief	2001	$40,689	$4,808	—	—	51,875	—
Executive Officer	2000	$63,504	—	—	—	42,500	—

(1)	In 1999, we began denominating salaries in Brazilian Reais. In this table, salaries have been converted into U.S. Dollars based on an average exchange rate of each period.

     The following table sets forth information with respect to option grants issued by us to Peter J. F. van Voorst Vader, our former president and chief executive officer, during the fiscal year ended December 31, 2002.

Option Grants in Last Fiscal Year

Percent of Total
	Number of Shares	Options Granted to
	Underlying Options	Employees in Fiscal	Per Share Exercise		Grant Date Present
Name	Granted	Year	Price	Expiration Date	Value (1)

Peter J. F. van Voorst Vader	90,000	59.4%	$1.06	10/23/2005	$18,900

(1)	Present value is estimated on the date of grant using the Black Scholes option pricing model with the following weighted average assumptions used for grants in 2002; risk free interest rate of 5.0%; no expected dividend yield; expected lives of 5 years; and expected stock price volatility of 242%.

     The following table sets forth information with respect to exercises of stock options held by Peter J. F. van Voorst Vader, our former president and chief executive officer, during the fiscal year ended December 31, 2002 and the value of unexercised options held by Mr. Vader as of December 31, 2002.

Aggregated Option Exercises in Last Fiscal Year
and Fiscal Year End Option Values

Number of Unexercised
			Securities Underlying Options		Value of Unexercised
	Number of Shares		at December 31, 2002		In-the-Money Options
	Acquired on	Value
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Peter J. F. van Voorst Vader	—	—	241,250	—	—	—

Directors’ Compensation

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

     During fiscal 2001, our compensation committee awarded Omar Carneiro da Cunha options to purchase 21,250 shares of our common stock, Lawrence Burnstein options to purchase 15,625 shares of our common stock and Stephen J. Rose options to purchase 4,375 shares of our common stock. The foregoing options were issued on June 7, 2001 and expire on June 7, 2006. The options are exercisable at $2.30 per share of common stock.

     During fiscal 2002, our compensation committee awarded Omar Carneiro da Cunha options to purchase 6,250 shares of our common stock, and awarded each of Jose Ricardo Bousquet Bomeny and Stephen J. Rose options to purchase 4,375 shares of our common stock. The foregoing options were issued on July 16, 2002 and expire on July 16, 2007. The options are exercisable at $0.19 per share of common stock.

Employment Agreements

     Mr. van Voorst Vader was party to an employment agreement with us that was scheduled to expire in February 2002. The agreement called for him to serve as our chief executive officer at a current salary of R$148,600 per annum, or $63,504, with provision for annual bonuses based upon future results of operations, in such amounts, if any, as may be determined from time to time at the discretion of our board.

     Our employment arrangement with Mr. van Voorst Vader provided that if we terminate his employment, other than for cause, following a change of control, or he voluntarily terminates such employment within 180 days subsequent to a change of control, we shall have to pay to such person an amount of money equal to 2.9 times his base amount (a term defined in the Internal Revenue Code, which essentially is such person’s annualized compensation).

     Further, all options, warrants, and other rights to acquire our securities we previously granted and outstanding to Mr. van Voorst Vader upon a change of control shall fully vest and become immediately exercisable.

     Change of control is defined as either:

•	the acquisition by a person or group of persons acting in concert of 20% or more beneficial ownership of our common stock; or

•	the commencement or announcement of an intention to make a tender or exchange offer for 30% or more beneficial ownership of our common stock; or

•	the acquisition by a person or group of persons acting in concert of 10% or more beneficial ownership of our common stock, when such person’s ownership interest is deemed by our board to have a material adverse impact on our business or prospects; or

•	the election or appointment of one or more individuals to our board, which election or appointment results in a change in the majority compensation of the board from that which existed on the date we entered into our employment agreement with Mr. van Voorst Vader.

     A change of control may occur pursuant to the stockholders’ agreement with AIGLAEP. For a detailed description of the stockholders’ agreement, as amended, see “Item 13. Certain Relationships and Related Transactions.”

     Mr. van Voorst Vader has resigned from all operational tasks as president of Venbo on October 1, 2002 and as chief executive officer of our company on December 31, 2002. He and the board agreed that after the resignation there was an effective change of control. It was agreed that Mr. van Voorst Vader should receive 120,000 shares of common stock, the company car and R$160,000, instead of 2.9 times his base salary. All of his options vested immediately on October 31, 2002 and will remain exercisable for 36 months from that date.

     We have retained the services of Ricardo Figueredo Bomeny, as our Chief Executive Officer, to manage out day-to-day operations for a term of two years, for which Mr. Bomeny will receive 20,000 shares of our common stock for each of the first twelve months of such two-year term, a sum in cash for the second twelve months of such term in an amount to be mutually agreed upon at a future date, and an additional 260,000 shares at the end of the two-year term conditioned upon the attainment of specified operational cost-savings.

Limitation on Liability

     As permitted by Delaware law, our certificate of incorporation and bylaws provide that our directors shall not be personally liable to us or our stockholders for monetary damages for breach of fiduciary duty as a director, except for liability:

•	for any breach of the director’s duty of loyalty to us or our stockholders;

•	for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law;

•	under Section 174 of the Delaware General Corporation Law, relating to unlawful payment of dividends or unlawful stock purchases or redemption; or

•	for any transaction from which the director derives an improper personal benefit.

     As a result of this provision, we and our stockholders may be unable to obtain monetary damages from a director for breach of his or her duty of care.

     Our certificate of incorporation and bylaws provide that to the extent one of our directors, officers, employees or agents has been successful on the merits or otherwise in defense of any action, suit or proceeding brought against such person by reason of the fact that he is or was one of our directors, officers, employees or agents, he shall be indemnified by us against expenses (including attorney’s fees) actually and reasonably incurred by him in connection with such action, suit or proceeding. If the director, officer, employee or agent is adjudged to be liable in such action, suit or proceeding, no indemnification will be granted unless ordered by a court and a majority of the disinterested members of our board of directors, independent legal counsel or our stockholders determine that such director, officer, employee or agent acted in good faith and in our best interests, or, in the case of a criminal action, such person believed his conduct was not unlawful.

     The indemnification provided under our certificate of incorporation and bylaws includes the right to be paid expenses (including attorneys’ fees) in advance of any proceeding for which indemnification may be had, provided that the payment of these expenses (including attorneys’ fees) incurred by a director, officer, employee or agent in advance of the final disposition of a proceeding may be made only upon delivery to us of an undertaking by or on behalf of the director, officer, employee or agent to repay all amounts so paid in advance if it is ultimately determined that the director or officer is not entitled to be indemnified.

     Under our bylaws, we have the power to purchase and maintain insurance on behalf of any person who is or was one of our directors, officers, employees or agents, against any liability asserted against the person or incurred by the person in any such capacity, or arising out of the person’s status as such, and related expenses, whether or not we would have the power to indemnify the person against such liability under the provisions of Delaware law, our certificate of incorporation and our bylaws.

     Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been informed that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of December 31, 2002 with respect to the beneficial ownership of our common stock by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	our chief executive officer;

•	each of our directors; and

•	all executive officers and directors as a group.

	Amount and Nature		Approximate
	of Beneficial		Percentage of
Name and Address of Beneficial Owner	Ownership (1)		Class

AIG Latin America Equity Partners, Ltd.	1,613,789	(2)	18.0%
80 Pine Street New York, NY 10016
Peter J. F. van Voorst Vader	4,588,789	(3)	51.2%
Prudente de Moraes 1933/703 Ipanema 22420-043 - Rio de Janeiro, Brazil
Omar Carneiro da Cunha	4,588,789	(4)	51.2%
c/o Bond Consultoria Empresarial S/C Ltda. RU4 Voluntarios da Patria 89 Sala 604 – Botafogo-RJ — Brazil 22210-00
Jose Ricardo Bousquet Bomeny	4,588,789	(5)	51.2%
c/o Big Burger Ltda. Rua Lauro Muller 116/2005 - Rio de Janeiro, Brazil
Stephen J. Rose	224,870	(6)	2.5%
10/11 Dacre Street London, SW1H ODJ United Kingdom
Guillermo Hector Pisano	0		0
Rua Domingos Ferreira - 10 - Cob 01 Rio de Janeiro — RJ — Brazil — CEP22050-010
Gustavo Figueiredo Bomeny	4,137,976	(7)	46.2%
Rua Gal Tasso Fragoso, 33/3001 Jardim Botanico — RJ — Brazil — CEP22470-170
Ricardo Figueredo Bomeny	180,000		2.0%
Rua Retentor, 19, Apt. 402 Rio de Janiero — RJ – Brazil
Romulo Borges Fonseca	4,137,976	(8)	46.2%
Rua Iberê de Nazareth, 140 Rio de Janeiro — RJ — Brazil — CEP22793-780
CCC Emprendimentos Ltda.	4,137,976	(9)	46.2%
Rodovia Washington Luiz, 5609 - Parte Duque de Caxias — RJ — Brazil — CEP25050-000
Mexford Resources	750,000		8.4%
P.O. Box 3163 - Chera Chambers RD Town, Tortola – British Virgin Islands
All executive officers and directors as a group (8 persons)	4,993,659		55.7%

(1)	Beneficial ownership means the sole or shared power to vote or direct the voting of a security or the sole or shared power to invest or dispose or direct the investment or disposition of a security. Except as otherwise indicated, we believe that all named persons have sole voting power and investment power with respect to their shares of common stock, except to the extent that such authority is shared by spouses under applicable law, and record and beneficial ownership with respect to their shares. This table also includes any shares of common stock issuable upon exercise of options or warrants that are currently exercisable or that will become exercisable within 60 days of December 31, 2002.

(2)	Includes warrants that are exercisable for an aggregate of 35,813 shares of common stock. Includes 1,162,976 shares of common stock owned by other stockholders who are parties to the 1999 Stockholders’ Agreement, as amended, for which each of the parties, including AIGLAEP, has shared voting power to elect our board of directors. AIGLAEP has dispositive power over 450,813 shares of common stock, including shares underlying options, subject to the terms of the 1999 Stockholders’ Agreement.

(3)	Includes options to purchase 241,250 shares of common stock. Also includes 118,238 shares of common stock owned by Shampi Investments A.E.C., L.G. Smith Boulevard, Punta Brabo, Oranjstad, Aruba, of which Mr. van Voorst Vader is the sole stockholder. Also includes 120,000 shares received in connection with his resignation as chief operating officer of Venbo Comercio de Alimentos Ltda., our wholly owned subsidiary. Includes 1,134,301 shares of common stock beneficially owned by other stockholders who are parties to the 1999 Stockholders’ Agreement, for which each of the parties, including Mr. van Voorst Vader, has shared voting power to elect our board of directors. Also includes 2,975,000 shares of common stock beneficially owned by other stockholders who are parties to the 2002 Stockholders’ Agreement, for which each of the parties, including Mr. van Voorst Vader, has shared voting power to elect our board of directors. Mr. van Voorst Vader has dispositive power over 479,488 shares of common stock, including shares underlying options, subject to the terms of the 1999 Stockholders’ Agreement and the 2002 Stockholders’ Agreement.

(4)	Includes 112,238 shares of common stock owned by Seaview Ventures Group Inc., The Creque Building, P.O. Box 116, Road Town, Tortola, British Virgin Islands, of which Mr. Carneiro da Cunha is a principal. Also includes options to purchase 65,000 shares of common stock. Does not reflect options owned by Mr. Carneiro da Cunha to sell 10,000 shares of common stock. Includes 1,436,551 shares of common stock beneficially owned by other stockholders who are parties to the 1999 Stockholders’ Agreement, for which each of the parties, including Mr. Carneiro da Cunha, has shared voting power to elect our board of directors. Also includes 2,975,000 shares of common stock beneficially owned by other stockholders who are parties to the 2002 Stockholders’ Agreement, for which each of the parties, including Mr. Carniero da Cunha, has shared voting power to elect our board of directors. Mr. Carneiro da Cunha has dispositive power over 177,238 shares of common stock, including shares underlying options, subject to the terms of the 1999 Stockholders’ Agreement and the 2002 Stockholders’ Agreement.

(5)	Includes options to purchase 46,250 shares of common stock. Also includes 360,000 shares of common stock owned by BigBurger Ltda., of which Mr. Bomeny is a principal shareholder. Also includes 100,000 shares owned by Big Burger Recife Ltda., of which Mr. Bomeny is a principal. Includes 1,107,539 shares of common stock beneficially owned by other stockholders who are parties to the 1999 Stockholders’ Agreement, for which each of the parties, including Mr. Bomeny, has shared voting power to elect our board of directors. Also includes 2,975,000 shares of common stock beneficially owned by other stockholders who are parties to the 2002 Stockholders’ Agreement, for which each of the parties, including Mr. Bomeny, has shared voting power to elect our board of directors. Mr. Bomeny has dispositive power over 506,250 shares of common stock, including shares underlying options, subject to the terms of the 1999 Stockholders’ Agreement and the 2002 Stockholders’ Agreement.

(6)	Includes options to purchase 8,750 shares of common stock. Includes 100,000 shares of common stock owned by The Daedulus Retirement Fund, of which Mr. Rose is the beneficiary. Also includes options owned by The Daedulus Retirement Fund to purchase 12,500 shares of common stock, and options owned by Latin American Investment Partners Ltd., of which Mr. Rose is a principal, to purchase 37,288 shares of common stock.

(7)	Includes 3,137,976 shares of common stock owned by other stockholders who are parties to the 2002 Stockholders’ Agreement, for which each of the parties, including Mr. Bomeny, has shared voting power to elect our board of directors. Mr. Bomeny has dispositive power over 1,000,000 shares of common stock subject to the terms of the 2002 Stockholders’ Agreement.

(8)	Includes 1,912,500 shares of common stock owned by CCC Emprendimentos Ltda of which Mr. Fonseca is a shareholder. Includes 62,500 warrants owned by CCC Empreendimentos Ltda. Also includes 2,162,976 shares of common stock owned by other stockholders who are parties to the 2002 Stockholders’ Agreement, for which each of the parties, including Mr. Fonseca, has shared voting power to elect our board of directors.

(9)	Includes 62,500 warrants owned by CCC Empreendimentos Ltda. Also includes 2,162,976 shares of common stock beneficially owned by other stockholders who are parties to the 2002 Stockholders’ Agreement, for which each of the parties, including CCC Emprendimentos Ltda, has shared voting power to elect our board of directors. CCC Emprendimentos Ltda has dispositive power over 1,975,000 shares of common stock, including shares underlying warrants, subject to the 2002 Stockholders’ Agreement.

EQUITY COMPENSATION PLAN INFORMATION

     The following table sets forth information about shares of common stock of the Company that may be issued upon the exercise of options, warrants and rights under the Company’s equity compensation plan as of December 31, 2002. The Company’s stockholders have approved all of these plans.

	(a)	(b)		(c)

				Number of securities remaining
	Number of securities			available for future issuance
	to be issued upon	Weighted-average exercise price		under equity compensation
	exercise of outstanding	of outstanding options,		plans (excluding securities
Plan category	options, warrants and rights	warrants and rights		reflected in column (a))

Equity compensation plans approved by security holders	1,200,601	R$	3.70	410,000
Equity compensation plans not approved by security holders	0		0	0
Total	1,200,601	R$	3.70	410,000

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On August 11, 1997 we entered into the 1997 Stockholders’ Agreement with AIG Latin America Equity Partners, Ltd., referred to herein as “AIGLAEP,” and our then executive officers and directors, and certain of their affiliates, as a condition to the closing of a stock purchase agreement with AIGLAEP, pursuant to which AIGLAEP purchased 375,000 shares of our common stock and warrants to purchase 62,500 shares of our common stock.

     Pursuant to the terms of the 1997 Stockholders’ Agreement, each of the parties to the agreement agreed, among other things, to vote its respective shares of our common stock to elect as directors one designee of AIGLAEP, two designees of Shampi Investments A.E.C., two designees of Lawrence Burstein and certain other of our former executive officers and directors, and one designee of BigBurger Ltda.

     The 1997 Stockholders’ Agreement provides that if we fail to achieve 75% of our projected cumulative EBITDA (earnings before interest, taxes, depreciation and amortization), as set forth in the 1997 Agreement, for each of the periods from January 1, 1997 to December 31, 1999, 2000 or 2001, respectively, AIGLAEP could appoint such number of its designees which, together with an expansion of the board and the filling of vacancies created by the resignation of certain directors serving at such time, would then constitute a majority of our board of directors, thereby effecting a change in our control.

     We failed to achieve the performance targets for year ended December 31, 2000. Following negotiations with AIGLAEP, the 1997 Stockholders’ Agreement was amended on March 14, 2001, to provide, among other things, for the suspension, until the completion of our audited financial statements for the year ended December 31, 2002, of AIGLAEP’s right to appoint a majority of our board of directors. In partial consideration of AIGLAEP’s agreeing to the suspension and possible termination of its right to take control of our board and certain of its prior approval rights, we issued to AIGLAEP warrants to purchase 35,813 shares of our common stock at an exercise price of $5.00 per share and reduced the exercise price of additional warrants to purchase 64,187 shares of our common stock held by AIGLAEP to $5.00 per share. Further, certain of our shareholders agreed to grant AIGLAEP an option to purchase an aggregate of 40,000 shares of our common stock held by such shareholders (and among them as they shall agree) at an exercise price of $1.50 per share.

     The amendment to the 1997 Stockholders’ Agreement provides that if certain economic performance targets, based on our results of operations for the year ending December 31, 2002 and set out in the amendment to the 1997 Stockholders’ Agreement, are met, or if AIGLAEP at any time owns less than 187,500 issued and outstanding shares of our common stock, subject to any adjustments for any stock split or restructuring, AIGLAEP’s right to take control of our board of directors and certain of its prior approval rights will terminate. If, however, we fail to meet these performance targets, our chief executive officer must promptly resign and our board of directors will be required, except as limited by their fiduciary obligations, to adopt recommendations for improving our financial performance as may be proposed by a committee of the board of directors composed of representatives of AIGLAEP and certain other investors who purchased our equity securities in a private offering in March 2001.

     As reflected in the financial statements contained elsewhere in this report, we failed to meet the original performance targets for the year ended December 31, 2002. However, the amendment to the 1997 Stockholders’ Agreement contains a provision that requires the parties to renegotiate the performance targets in good faith in the event that (i) the Brazil SELIC central bank rate exceeds an average of 18% for a continuous period of ninety business days or (ii) there is a devaluation of the Brazilian Real against the US dollar exceeding 10% over any three-month period. Both such events have occurred since the amendment. However, due to the fact that our request to renegotiate the performance targets in good faith did not receive a response, we believe that the performance targets are no longer applicable.

     On May 15, 2002, we entered into the 2002 Stockholders’ Agreement with Gustavo Figueredo Bomeny and CCC Emprendimentos e Participacoes Ltd. (the “New Investors”) and certain of our current investors, namely BigBurger Ltda., Jose Ricardo Bosquet Bomeny, Omar Carneiro da Cunha, Seaview Venture Group, Peter van Voorst Vader and Shampi Investments A.E.C., as a condition to the closing of a stock purchase agreement with the New Investors, pursuant to which the New Investors purchased 3,700,000 shares of our common stock.

     Pursuant to the terms of the 2002 Stockholders’ Agreement, each of the parties to the agreement agreed, among other things, to vote its respective shares of our common stock to elect as directors one designee of Omar Carneiro da Cunha, one designee of Lawrence Burstein, one designee of BigBurger Ltda. and two designees of the New Investors. The parties to the 2002 Stockholders’ Agreement also agreed that, with regard to certain matters that may arise at our Annual Stockholders Meetings, all of their shares of common stock will be voted in accordance with the instructions of a majority of the total shares of common stock held by such parties. The 2002 Stockholders’ Agreement, by its terms, is subject to the terms of the 1997 Stockholders’ Agreement.

ITEM 14. CONTROLS AND PROCEDURES

     Within the 90 days prior to the filing date of this report, under the supervision and with the participation of management, including Ricardo Figueiredo Bomeny (serving as the Company’s Chief Executive Officer and Acting Chief Financial Officer), the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, Mr. Bomeny concluded that the Company’s disclosure controls and procedures are effective in timely alerting him to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

     There have been no significant changes in the Company’s internal controls or other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  Financial Statements and Financial Statement Schedules:

               (i) Financial Statements filed as a part of this Annual Report are listed on the “Index to Financial Statements” at page F-1 herein.

               (ii) Financial Statement Schedules

     All financial statement schedules are omitted because the conditions requiring their filing do not exist or the information required thereby is included in the financial statements filed, including the notes thereto.

     (b)  Reports on Form 8-K

     The Registrant filed a Current Report on Form 8-K on November 6, 2002, to disclose the resignation of Peter van Voorst Vader as the chief executive officer of the Registrant and the appointment of Ricardo Figueiredo Bomeny as his replacement.

     The registrant also filed a Current Report on Form 8-K on November 18, 2002, to file that certification required by Section 906 of the Saibanes-Oxley Act of 2002, in connection with the registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2002.

(c) Exhibits

Exhibit Index	Description

3.1	Certificate of Incorporation of the Registrant, as amended (1)
3.2	By-laws of the Registrant (2)
10.1	Amended and Restated 1992 Stock Option Plan (2)†
10.2	Stockholders’ Agreement dated as of August 11, 1997, between Registrant, AIG Latin America Equity Partners, Ltd. and Registrant’s then-current executive officers and directors, and certain of their affiliates (3)
10.3	Amendment, dated as of March 14, 2001, to Stockholders’ Agreement between the Registrant, AIG Latin America Equity Partners, Ltd. and Registrant’s then-current executive officers and directors, and certain of their affiliates (4)
10.4	Capitalization and Administrative Restructuring Intentions Protocol, dated as of May 15, 2002, by and among Brazil Fast Food Corp., Gustavo Figueredo Bomeny, CCC Emprendimentos e Participacoes Ltda., BigBurger Ltda., Jose Ricardo Bousquet Bomeny, Omar Carneiro da Cunha, Seaview Venture Group, Peter van Voorst Vader and Shampi Investments A.E.C. (5)

Exhibit Index	Description

10.5	Master Franchise Agreement, dated as of December 4, 2000, by and between Venbo Comercio de Alimentos Ltda. and Antonio Carlos da Silveira Pinheiro*
21.1	Subsidiaries of Registrant (6)
24.1	Power of Attorney (comprises a portion of the signature page of this report)
99.1	Certifying Statement of the Chief Executive Officer and Acting Chief Financial Officer pursuant to Section 1350 of the Title 18 of the United States Code.

†	Denotes a compensatory plan.

*	Filed herewith.

(1)	Filed as an exhibit to Registrant’s Registration Statement on Form S-1 (File No. 333-3754).

(2)	Filed as an exhibit to Registrant’s Registration Statement on Form S-1 (File No. 33-71368).

(3)	Filed as an exhibit to Registrant’s Current Report on Form 8-K, dated August 29, 1997 (File No. 0-23278).

(4)	Filed as an exhibit to Registrant’s Current Report on Form 8-K, dated April 12, 2001.

(5)	Filed as an exhibit to Registrant’s Current Report on Form 8-K, dated July 3, 2002.

(6)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 0-23278).

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Rio de Janeiro, Federative Republic of Brazil, on the 2nd day of April, 2003.

BRAZIL FAST FOOD CORP

By:	/s/ Ricardo Figueiredo Bomeny

Ricardo Figueiredo Bomeny President and Chief Executive Officer

     KNOWN ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints and hereby authorizes Ricardo Figueiredo Bomeny and Peter J.F. van Voorst Vader, severally, such person’s true and lawful attorneys-in-fact, with full power of substitution or resubstitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign on such person’s behalf, individually and in each capacity stated below, any and all amendments, including post-effective amendments to this registration statement, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated:

Date: April 15, 2003	/s/ Ricardo Figueiredo Bomeny

Ricardo Figueiredo Bomeny Chief Executive Officer and Acting Chief Financial Officer

Date: April 15, 2003	/s/ Omar Carneiro da Cunha

Omar Carneiro da Cunha Chairman of the Board

Date: April 15, 2003	/s/ Peter J.F. van Voorst Vader

Peter J.F. van Voorst Vader Director

Date: April 15, 2003	/s/ Romulo Borges Fonseca

Romulo Borges Fonseca Director

Date: April 15, 2003	/s/ José Ricardo Bousquet Bomeny

José Ricardo Bousquet Bomeny Director

Date: April 15, 2003	/s/ Stephen J. Rose

Stephen J. Rose Director

Date: April 15, 2003	/s/ Guillermo Hector Pisano

Guillermo Hector Pisano Director

Date: April 15, 2003	/s/ Gustavo Figueiredo Bomeny

Gustavo Figueiredo Bomeny Director

CERTIFICATION

I, Ricardo Figueiredo Bomeny, certify that:

1.	I have reviewed this annual report on Form 10-K of Brazil Fast Food Corp. (the “Company”);

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

(a)	Designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	Evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	I have disclosed, based on my most recent evaluation, to the Company’s auditors and the audit committee of the Company’s Board of Directors (or persons performing the equivalent function):

(a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6.	I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

Date: April 15, 2003	/s/ Ricardo Figueiredo Bomeny

Ricardo Figueiredo Bomeny Chief Executive Officer and Acting Chief Financial Officer

EXHIBIT INDEX

Exhibit Index	Description

3.1	Certificate of Incorporation of the Registrant, as amended (1)
3.2	By-laws of the Registrant (2)
10.1	Amended and Restated 1992 Stock Option Plan (2)†
10.2	Stockholders’ Agreement dated as of August 11, 1997, between Registrant, AIG Latin America Equity Partners, Ltd. and Registrant’s then-current executive officers and directors, and certain of their affiliates (3)
10.3	Amendment, dated as of March 14, 2001, to Stockholders’ Agreement between the Registrant, AIG Latin America Equity Partners, Ltd. and Registrant’s then-current executive officers and directors, and certain of their affiliates (4)
10.4	Capitalization and Administrative Restructuring Intentions Protocol, dated as of May 15, 2002, by and among Brazil Fast Food Corp., Gustavo Figueredo Bomeny, CCC Emprendimentos e Participacoes Ltda., BigBurger Ltda., Jose Ricardo Bousquet Bomeny, Omar Carneiro da Cunha, Seaview Venture Group, Peter van Voorst Vader and Shampi Investments A.E.C. (5)
10.5	Master Franchise Agreement, dated as of December 4, 2000, by and between Venbo Comercio de Alimentos Ltda. and Antonio Carlos da Silveira Pinheiro*
21.1	Subsidiaries of Registrant (6)
24.1	Power of Attorney (comprises a portion of the signature page of this report)
99.1	Certifying Statement of the Chief Executive Officer and Acting Chief Financial Officer pursuant to Section 1350 of the Title 18 of the United States Code.

†	Denotes a compensatory plan.

*	Filed herewith.

(1)	Filed as an exhibit to Registrant’s Registration Statement on Form S-1 (File No. 333-3754).

(2)	Filed as an exhibit to Registrant’s Registration Statement on Form S-1 (File No. 33-71368).

(3)	Filed as an exhibit to Registrant’s Current Report on Form 8-K, dated August 29, 1997 (File No. 0-23278).

(4)	Filed as an exhibit to Registrant’s Current Report on Form 8-K, dated April 12, 2001.

(5)	Filed as an exhibit to Registrant’s Current Report on Form 8-K, dated July 3, 2002.

(6)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 0-23278).

BRAZIL FAST FOOD CORP. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2001 AND 2000

BRAZIL FAST FOOD CORP. AND SUBSIDIARY

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of
Brazil Fast Food Corp. and subsidiary

We have audited the accompanying consolidated balance sheets of Brazil Fast Food Corp. and subsidiary (a Delaware corporation) as of December 31, 2002 and 2001, and the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of the Company as of December 31, 2000 and for the year ended December 31, 2000, were audited by other auditors whose report dated March 15, 2001, expressed an unqualified opinion with a going concern emphasis similar to the last paragraph.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brazil Fast Food Corp. and subsidiary as of December 31, 2002 and 2001 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The financial statements as of December 31, 2002 and for the year then ended have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, to the financial statements, the Company has suffered recurring losses and has a negative working capital and shareholders’ equity that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Rio de Janeiro, Brazil
March 20, 2003

Grant Thornton Auditores Independentes

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of
Brazil Fast Food Corp. and Subsidiary:

We have audited the accompanying consolidated balance sheets of Brazil Fast Food Corp. and subsidiary (a Delaware corporation) as of December 31, 2000 and 1999, and the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity and cash flows for the years ended December 31, 2000, 1999 and 1998. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, to the financial statements, the Company has suffered recurring losses from operations and has a negative working capital that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Arthur Andersen S/C

Rio de Janeiro, Brazil
March 15, 2001

BRAZIL FAST FOOD CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(In thousands of Brazilian Reais, except share amounts)

ASSETS

	December 31,

	2002		2001

CURRENT ASSETS:
Cash and cash equivalents	R$	1,461	R$	2,267
Accounts receivable, net of allowance for doubtful accounts of R$1,893 and R$1,969, respectively		4,295		3,834
Inventories		1,536		924
Prepaid expenses and other current assets		727		710

TOTAL CURRENT ASSETS		8,019		7,735

PROPERTY AND EQUIPMENT, NET		17,081		19,891
DEFERRED CHARGES, NET		9,035		9,690
OTHER RECEIVABLES AND OTHER ASSETS		2,849		2,461

TOTAL ASSETS	R$	36,984	R$	39,777

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
Notes payable	R$	6,317	R$	8,779
Accounts payable and accrued expenses		5,295		7,246
Payroll and related accruals		2,645		1,686
Taxes, other than income taxes		1,155		431
Deferred income		637		637
Contingencies and taxes in litigation		5,901		4,864
Other current liabilities		307		485

TOTAL CURRENT LIABILITIES		22,257		24,128
DEFERRED INCOME, less current portion		1,761		2,398
CONTINGENCIES AND TAXES IN LITIGATION, less current portion (note 10)		14,173		11,897
OTHER LIABILITIES		303		137

TOTAL LIABILITIES		38,494		38,560

SHAREHOLDERS’ EQUITY (DEFICIENCY):
Preferred stock, R$.01 par value, 5,000 shares authorized; no shares issued		—		—
Common stock, R$.0001 par value, 40,000,000 shares authorized; 7,542,790 and 3,235,390 shares issued and outstanding		1		1
Additional paid-in capital		59,297		50,341
Deficit		(59,614)		(48,404)
Accumulated comprehensive loss		(1,194)		(721)

TOTAL SHAREHOLDERS’ EQUITY (DEFICIENCY)		(1,510)		1,217

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)	R$	36,984	R$	39,777

The accompanying notes are an integral part of the consolidated financial statements.

BRAZIL FAST FOOD CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands of Brazilian Reais, except share amounts)

	Year Ended December 31,

	2002		2001		2000

NET OPERATING REVENUES:
Restaurant sales	R$	63,562	R$	68,397	R$	63,775
Franchise income		5,116		4,099		3,134
Other income		7,632		6,483		4,884

TOTAL NET OPERATING REVENUES		76,310		78,979		71,793

COSTS AND EXPENSES:
Cost of restaurant sales		25,333		27,541		24,560
Restaurant payroll and other employee benefits		13,061		13,106		12,329
Restaurant occupancy and other expenses		8,043		8,174		6,963
Depreciation and amortization		3,774		3,966		3,610
Other operating expenses		13,161		14,225		11,951
Selling and marketing expenses		4,805		5,906		5,759
General and administrative expenses		9,428		6,598		6,111
Impairment of assets and loss on assets sold		1,661		122		20

TOTAL COSTS AND EXPENSES		79,266		79,638		71,303

INCOME (LOSS) FROM OPERATIONS		(2,956)		(659)		490
INTEREST INCOME		15		—		1
INTEREST (EXPENSE)		(4,834)		(5,922)		(3,418)
FOREIGN EXCHANGE (LOSS)		(3,435)		(1,669)		(424)

NET (LOSS)	R$	(11,210)	R$	(8,250)	R$	(3,351)

NET (LOSS) PER COMMON SHARE
BASIC AND DILUTED	R$	(1.96)	R$	(2.27)	R$	(1.04)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC AND DILUTED		5,707,957		3,626,626		3,235,290

The accompanying notes are an integral part of the consolidated financial statements.

BRAZIL FAST FOOD CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands of Brazilian Reais)

	Year Ended December 31,

	2002		2001		2000

Net Loss	R$	(11,210)	R$	(8,250)	R$	(3,351)
Other comprehensive (loss):
Foreign currency translation adjustment		(473)		(186)		(74)

Comprehensive Loss	R$	(11,683)	R$	(8,436)	R$	(3,425)

The accompanying notes are an integral part of the consolidated financial statements.

BRAZIL FAST FOOD CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands of Brazilian Reais)

	Common Stock			Additional					Accumulated
				Paid-In					Comprehensive
	Shares	Par Value		Capital		(Deficit)			Loss	Total

Balance, December 31, 1999	3,235,290		1		46,226		(36,803)		(461)		8,963
Net loss	—		—		—		(3,351)		—		(3,351)
Cumulative translation adjustment	—		—		—		—		(74)		(74)

Balance, December 31, 2000	3,235,290		1		46,226		(40,154)		(535)		5,538
Private placement	487,500				4,115						4,115
Net loss	—		—		—		(8,250)		—		(8,250)
Cumulative translation adjustment	—		—		—		—		(186)		(186)

Balance, December 31, 2001	3,722,790	R$	1	R$	50,341	R$	(48,404)	R$	(721)	R$	1,217
Private placement	3,700,000		—		8,829		—		—		8,829
Shares granted	120,000				127						127
Net loss	—		—		—		(11,210)		—		(11,210)
Cumulative translation adjustment	—		—		—		—		(473)		(473)

Balance, December 31, 2002	7,542,790	R$	1	R$	59,297	R$	(59,614)	R$	(1,194)	R$	(1,510)

The accompanying notes are an integral part of the consolidated financial statements.

BRAZIL FAST FOOD CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of Brazilian Reais)

	Year Ended December 31,

	2002		2001		2000

CASH FLOW FROM OPERATING ACTIVITIES:
Net (loss)	R$	(11,210)	R$	(8,250)	R$	(3,351)
Adjustments to reconcile net (loss) to cash provided by (used in) operating activities:
Depreciation and amortization		3,774		3,966		3,610
Gain on vendor capitalization		—		915		—
Loss on assets sold and impairment of assets		1,661		453		391
Expense accounted for on grant of shares		127		—		—
Expense paid through issuance of equity		—		158		—
Services provided in exchange for shares		111		—		—
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable		1,280		(49)		(1,270)
Inventories		(612)		416		(612)
Prepaid expenses and other current assets		(17)		(482)		362
Other assets		(388)		—		—
(Decrease) increase in:
Accounts payable and accrued expenses		(2,062)		1,367		1,744
Payroll and related accruals		959		(787)		713
Taxes other than income taxes		724		1,071		2,395
Other liabilities		3,301		(82)		217
Deferred income		(637)		197		296

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES		(2,989)		(1,107)		4,495

CASH FLOW FROM INVESTING ACTIVITIES:
Additions to property and equipment		(1,364)		(2,308)		(4,114)
Proceeds from sale of property, equipment and deferred charges		631		331		52
CASH FLOWS (USED IN) INVESTING ACTIVITIES		(733)		(1,977)		(4,062)

CASH FLOW FROM FINANCING ACTIVITIES:
Borrowings under lines of credit		0		7,650		7,610
Repayments under lines of credit		(5,440)		(7,013)		(7,266)
Proceeds from issuance of shares of common stock		8,829		3,043		—

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES		3,389		3,680		344

EFFECT OF FOREIGN EXCHANGE RATE		(473)		(186)		(74)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		(806)		410		703
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR		2,267		1,857		1,154

CASH AND CASH EQUIVALENTS AT END OF YEAR	R$	1,461	R$	2,267	R$	1,857

The accompanying notes are an integral part of the consolidated financial statements.

BRAZIL FAST FOOD CORP. AND SUBSIDIARY
(In thousands of Brazilian reais)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1	BUSINESS AND OPERATIONS

Brazil Fast Food Corp. (the “Company”) was incorporated in the State of Delaware on September 16, 1992. The Company, through its wholly-owned subsidiary, Venbo Comercio de Alimentos Ltda. (Venbo”), a Brazilian limited liability company which conducts business under the trade name “Bob’s”, owns and, directly and through franchisees, operates a chain of hamburger fast food restaurants in Brazil.

2	MANAGEMENT PLANS REGARDING GOING CONCERN

Since March 1996, the Company has sustained net losses totaling R$59,614, and at December 31, 2002, consolidated current liabilities exceed consolidated current assets by R$14,238.

To date, the Company has been dependent upon its initial capital, additional equity and debt financing to fund its operating losses and capital needed for expansion. Currently, the Company has unused credit line in the amount of approximately R$500.

During 2002, the Company received net proceeds in amount of R$8,829 which were used to reduce our debt, including debt with private individuals, debt with financial institutions in Brazil, and past due accounts payable with suppliers and others (see note 11).

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

There can be no assurance that management’s plans will be realized, or that additional financing will be available to the Company when needed, or at terms that are desirable. Furthermore, there can be no assurance that the Company will continue to receive the forbearance of its creditors, or that it will locate suitable new franchisees, or desirable locations for new franchisees to open stores. The Company’s ability to further reduce expenses and head count is directly impacted by its need to maintain an infrastructure to support its current and future chain of locations. The Company’s ability to remarket

Company-owned stores to franchisees, and to generate cash flows from such activities, is impacted by the ability to locate suitable buyers with the interest and capital to complete such transactions, and by the time to complete such sales. Additionally, the Company’s ability to achieve its plans is further impacted by the instability of the economic environment in Brazil, which has a direct impact on the desire and ability of consumers to visit fast food outlets. The Company is also dependent upon the continued employment of key personnel. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Generally Accepted Accounting Principles (“GAAP”)

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Such accounting principles differ in certain respects from accounting principles generally accepted in Brazil (“Brazilian GAAP”), which is applied by the Company for its annual consolidated financial statement preparation. Unless otherwise specified, all references in these financial statements to (i) “reais,” the “real” or “R$” are to the Brazilian real (singular), or to the Brazilian reais (plural), the legal currency of Brazil, and (ii) “U.S. dollars” or “R$” are to United States dollars.

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

Geographic area of operations

The Company primarily operates in Rio de Janeiro and S¢o Paulo, Brazil, making it susceptible to changes in the economic, political, and social conditions in Brazil. Brazil has experienced political, economic and social uncertainty in recent years, including an economic crisis characterized by exchange rate instability and real devaluation, increased inflation, high domestic interest rates, negative economic growth, reduced consumer purchasing power and high unemployment. Under its current leadership, the Brazilian government has been pursuing economic stabilization policies, including the encouragement of foreign trade and investment and an exchange rate policy of free market flotation. Despite the current improvement of Brazilian economic environment, no assurance can be given that the Brazilian government will continue to pursue these policies, that these policies will be successful if pursued or that these policies will not be significantly altered. A decline in the Brazilian economy, political or social problems or a reversal of Brazil’s foreign investment policy is likely to have an adverse effect on the Company’s results of operations and financial condition. Additionally, inflation in Brazil may lead to higher wages and salaries for employees and increase the cost of raw materials, which would adversely affect the Company’s profitability.

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

Constant currency restatement

Through June 30, 1997 the Brazilian economy was hyperinflationary as defined in Statement of Financial Accounting Standards (“SFAS”) No.52. The financial statements prior to that time were comprehensively restated for the effects of inflation. After that date, inflation restatement was not applied, however the non-monetary assets reflect the effects of inflation through that date.

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

Accounts receivable

Long term receivables denominated in Brazilian reais not indexed higher than the Brazilian general price level inflation indicator (IGP-M) are discounted to their present value. The allowance for doubtful accounts is estimated based on aspects such as aging of due receivables and client’s current economic situation.

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

The amortization periods, which range from 5 to 20 years, are the terms of management’s estimate of the related rental contracts including renewal options, which are solely at the discretion of the Company.

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

Amounts received from the Coca-Cola exclusivity agreements (see note 10) as well as amounts received from other suppliers linked to exclusivity agreements are recorded as deferred income and are being recognized on a straight line basis over the term of such agreements or the related supply agreement. The Company accounts for other supplier exclusivity fees on a straight-line basis over the related supply agreement.

Advertising expense

The Company expenses advertising costs as incurred. Advertising expense was R$2,958, R$5,244 and R$4,126 for the years ended December 31, 2002, 2001 and 2000, respectively.

Stock option

The Company accounts for awards granted to employees and directors under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, under which no compensation cost has been recognized for stock options granted. Had compensation costs of these stock options been determined consistent with SFAS No. 123 “Accounting for Stock Based Compensation”, the Company’s net loss and loss per share would have been the following pro forma amounts:

	2002	2001	2000

Net loss as reported	(11,210)	(8,250)	(3,351)
Stock compensation	(505)	(836)	(38)
Net loss pro forma	(11,715)	(9,086)	(3,389)
Net loss per share, as reported	(1,96)	(2.27)	(1.04)
Net loss per share, pro forma	(2.05)	(2.51)	(1.14)

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

All transactions with individuals other than those considered employees, as set forth within the scope of APB No. 25, must be accounted for under the provisions of SFAS No. 123. During 2002, 2001 and 2000, no options were granted to outside consultants.

The weighted average fair values of options granted during 2002, 2001, and 2000 were R$.21, R$1.39, and R$.96, respectively.

The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following weighted average assumptions used for grants in 2002, 2001, and 2000: (1) risk-free interest rate of 5.00%, 5.00% and 5.71% (2) no expected dividend yield, (3) expected lives of 5 years; and (4) expected stock price volatility of 242%, 68%, and 98%, respectively.

Income taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect of a change in tax rates or deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

Long-lived and intangibles assets

The Company adopted SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” effective January 1, 1996. SFAS No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company periodically reviews the recovery of long-lived assets in accordance with SFAS No. 121 based primarily upon expected future operating cash flows.

In August 2001, the FASB issued SFAS No. 144, which replaces SFAS 121. The primary objectives of SFAS 144 are to develop one accounting model, based upon the framework established in SFAS 121, for long-lived assets to be disposed of by sale and to address significant implementation issues. This Statement requires that long-lived assets being disposed of be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations are no longer measured at net realizable value or include amounts for operating losses that have not yet occurred.

If an indicator of impairment (e.g., negative operating cash flows for the most recent trailing twelve-month period) exists for any grouping of assets, an estimate of undiscounted future cash flows produced by each restaurant within the asset grouping is compared to its carrying value. If any asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value as determined by an estimate of discounted future cash flows.

The Company adopted SFAS 144. The adoption of such standard had no material effect on the Company’s consolidated financial position, results of operations, or cash flows.

In June 2001, the FASB issued Statements of Financial Accounting Standards No. 141, Accounting for Business Combinations (“SFAS No. 141”) and No. 142, Accounting for Goodwill and Other Intangible Assets. SFAS No. 141 establishes accounting and reporting standards for all business combinations initiated after June 30, 2001. SFAS No. 142 establishes accounting and reporting standards for all acquisitions of intangible assets made after June 30, 2001. The adoption of these standards had no material effect on the Company’s consolidated financial position, results of operations, or cash flows.

Net loss per common share

In 1997, the FASB issued SFAS No. 128, “Earnings Per Share” effective for financial statements issued for periods ending after December 15, 1997. This statement establishes standards for computing and presenting earnings per share (“EPS”), replacing the presentation of required primary EPS with a presentation of Basic EPS and Diluted EPS on the face of the statement of operations. Under this standard, Basic EPS is computed based on weighted average shares outstanding and excludes any potential dilution; Diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock. There were no common share equivalents outstanding as of December 31, 2002, 2001 and 2000 that would have had a dilutive effect on earnings for those respective years.

Recently issued accounting standards

Asset retirement obligations

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations, effective January 1, 2003. The Statement requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, the cost will be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset.

The adoption of the new rules is not expected to have a material effect on the Company’s ongoing results of operations or financial position.

Variable interest entities

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (FIN No. 46), Consolidation of Variable Interest Entities, which requires an enterprise to consolidate or make certain, disclosures about variable interest entities that meet certain criteria, effective July 1, 2003. The Company is currently performing an analysis to determine the applicability of FIN No. 46 to it.

Reclassifications

The consolidated financial statements for the years ended December 31, 2001 and 2000 have been restated to conform with the current year presentation.

4	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,

	2002		2001

Land	R$	2,828	R$	2,828
Buildings and building improvements		4,639		4,560
Leasehold improvements		5,271		6,789
Machinery and equipment		11,868		12,684
Furniture and fixtures		2,333		2,811
Assets under capitalized leases		3,846		3,987
Vehicles		233		237
Other		50		405

		31,068		34,301
Less: Accumulated depreciation and amortization		(13,987)		(14,410)

	R$	17,081	R$	19,891

5	DEFERRED CHARGES

Deferred charges consists of the following:

	December 31,

	2002		2001

Leasehold premiums	R$	12,972	R$	13,691
Less: accumulated amortization		(3,937)		(4,001)

	R$	9,035	R$	9,690

6	NOTES PAYABLE

Notes payable consists of the following:

	December 31,

	2002		2001

Revolving lines of credit(a)	R$	—	R$	4,590
Mortgages payable(b)		2,671		4,189
Notes payable linked to fixed assets acquisitions(c)		3,646		—

		6,317		8,779
Less: current portion		(6,317)		(8,779)

	R$	—	R$	—

(a) Provides for maximum borrowings of R$500; Currently, we have no other external sources of liquidity.

(b) Amount due in quarterly installments, starting December, 2002, ending September, 2003. Interest on this amount accrues at a rate of 25% per annum and is payable quarterly, starting December, 2002. Payment is secured by certain property with a carrying value of R$5,049 at December 31, 2002. Principal and interest are indexed to the U.S. Dollar, and are therefore susceptible to exchange rate variations between the U.S. Dollar and the Brazilian Real.

(c) This credit facility was used to purchase three stores. Repayment of principal with respect to one of these stores is due in 18 monthly installments of R$19, plus an intermediate payment due January, 2003 in the amount of R$157. Repayment of principal with respect to the other two stores is due November 2003, in the amount of R$3,138. There is no interest charged on these borrowings. Principal is indexed to Brazilian inflation measured by IGP-M. This facility is secured by the fixed assets purchased.

The carrying amount of notes payable approximates fair value at December 31, 2002 and 2001 because they are indexed to the U.S. dollar and are at market interest rates.

7	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accrued expenses consists of the following:

	December 31,

	2002		2001

Suppliers	R$	3,006	R$	3,444
Rent payable		680		1,124
Outsourcing fees		721		1,214
Bonuses		119		271
Accrued utilities		229		228
Accrued maintenance		71		155
Accrued advertising		293		335
Contingencies		—		140
Audit services		89		95
Other accrued liabilities		87		240

	R$	5,295	R$	7,246

8	CASH FLOW INFORMATION

Supplemental Disclosure of Cash Flow Information:

(i) Interest and income tax:

	Year ended December 31,

	2002	2001	2000

Interest paid	1,497	2,016	1,533
Income taxes paid	—	—	—

(ii) In the period ended March 31, 2001, the Company issued common stock to satisfy certain vendor credit and future services in the amount of R$915.

(ii) In the quarter ended March 31, 2001, the Company paid certain expenses related to the amendment to the Stockholders’ Agreement through the issuance of equity valued at R$157.

(iii) During fiscal year 2002 the Company purchased three stores (including fixed assets and deferred charges) using credit facilities of R$3,470. As of December 31, 2002 the Company had paid R$472 relating to such debt.

9	TAXATION

Tax losses through December 31, 2002 relating to income tax were R$45,344 and to social contribution tax were R$50,490. Social contribution tax is a Brazilian tax levied on taxable income and is by its nature comparable to corporate income tax. At the date of Acquisition, Venbo had R$5,512 of tax loss carryforwards. The utilization of these pre-acquisition losses recognized subsequent to the Acquisition, first reduces to zero any goodwill related to the Acquisition, second reduces other non-current intangible assets to zero, and third reduces income tax expense.

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

The following is a reconciliation of the amount of reported income tax benefit and the amount computed by applying the combined statutory tax rate of 34% to the loss before income taxes:

	December 31,

	2002		2001		2000

Tax benefit at the combined statutory rate	R$	(3,811)	R$	(2,805)	R$	(1,139)
Combined statutory rate applied to differences between taxable results Brazil and reported results		1,763		994		255

Tax benefit for the year		(2,048)		(1,811)		(884)
Valuation allowances recorded against net deferred tax assets		2,048		1,811		884

Income tax benefit as reported in the accompanying consolidated statement of operations	R$	—	R$	—	R$	—

Differences between taxable results in Brazil and reported results are primarily due to differences between Brazilian GAAP and U.S. GAAP.

The following summarizes the composition of deferred tax assets and liabilities and the related valuation allowance at December 31, 2002 and 2001, based on temporary differences and tax loss carryforwards determined by applying rates of 9% for social contribution tax and 25% for income tax.

	December 31,

	2002		2001

Deferred tax assets:
Tax loss carry forward	R$	15,880	R$	12,490
Provision for contingencies		171		83
Present value adjustment		106		102

Total deferred tax assets		16,157		12,675

Deferred tax liabilities:
Deferred income		—		83
Property and equipment		8		534
Deferred charges		854		2,884

Total deferred tax liabilities		862		3,501

Net deferred tax asset		15,295		9,174
Valuation allowance		(15,295)		(9,174)

	R$	—	R$	—

The valuation allowance reflects the Company’s assessment of the likelihood of realizing the net deferred tax assets in view of current operations and the Company’s recurring consolidated net losses.

10	COMMITMENTS AND LITIGATION

Operating leases

The future minimum lease payments under operating leases with an initial or remaining noncancelable lease terms in excess of one year at December 31, 2002 are as follows:

Fiscal Year	Amount

2003	5,076
2004	1,966
2005	1,560
2006	1,033
2007	284
Thereafter	153

Rent expense was R$5,609, R$5,632, and R$4,772 for the years ended December 31, 2002, 2001, and 2000, respectively.

Other commitments

The Company has long term contracts (5 to 10 years) with all of its franchisees. Under these contracts the franchisee has the right to use the Bob’s name and formulas in a specific location or area. The Company has no specific financial obligations in respect of these contracts.

The Company has a supply agreement with the Brazilian subsidiary of Coca-Cola, which was amended during 2000, in order to enhance and extend the original exclusivity term to March, 2008 (an additional two years from the original agreement). As part of such agreement, the Coca Cola Brazilian subsidiary agreed to pay the Company an additional R$1,000 in connection with the extension of exclusivity.

Litigation and tax amnesty program

During 1999, certain Brazilian taxes levied on the Company were not paid. Using current proceedings from enacted Brazilian laws, the Company’s legal advisors filed lawsuits asking that those taxes be paid in several installments (60 — 240 months) based on the usual terms for rescheduling of taxes in arrears. The Company is also claiming that neither fines nor interest higher than 12% per annum should be included in the above mentioned installments. However, the interest rates required by Brazilian Laws, which are higher than those claimed by the Company, have been recorded in the consolidated financial statements as of December 31, 1999.

During the second quarter of 2000, the Company reached an agreement with the state government to parcel unpaid taxes in sixty months, interest free, in amounts indexed to Brazil’s UNIDADE FISCAL DE REFERÒNCIA, which is currently 12% per year. Subsequent to this agreement, the Company withdrew its lawsuit. In the same period, the Company withdrew its lawsuit regarding federal taxes and applied to join a tax amnesty program offered by the Brazilian Federal government (REFIS). Through this program, all past due federal taxes will be paid in monthly installments equivalent to 1.2% of the Company’s gross sales, with interest accruing at rates set by the Brazilian Federal government, currently 10.5% per year.

Additionally, during December 2002, the Company applied to join another tax amnesty program offered by the Rio de Janeiro state government, through which the Company will parcel unpaid state taxes in one hundred and twenty months.

During fiscal year 2002, the Company paid approximately R$960 related to such Brazilian Federal tax amnesty program and approximately R$4,146 related to Rio de Janeiro state government agreement.

The Company has other past due Federal Taxes which were not paid in the beginning of 2002 in the amount of R$3,816, as well as penalties applied against the Company by the Brazilian Social Securities Authorities, in the amount of R$1,365, which are not covered by any of the above mentioned tax agreements. However, the Brazilian Government is implementing another tax amnesty program during 2003, through which the Company intends to include those tax debts.

Since June 2002, the Company has paid all its current taxes on a timely basis.

During 2001, the Company claimed in Brazilian court that their lease financing contracts with IBM Leasing should not have their principal amounts indexed to the US dollar, but instead stated in Brazilian Reais bearing interest of 12% per annum. While awaiting the court’s determination, we have deposited all installment payments due under our lease financing agreements with the court in reais, inclusive of 12% per annum interest, until November, 2002, the end of the contract term. However, the Company accrued contracted amounts at December 31, 2002 and 2001. Such lawsuit is in its initial phase.

Liabilities related to tax amnesty programs and litigation consist of the following:

	2002						2001

					Long						Long
	Total		Current		Term		Total		Current		Term
	Liability		Liability		Liability		Liability		Liability		Liability

Social security tax penalty	R$	1,365		—	R$	1,365	R$	—	R$	—	R$	—
Reassessed value- added tax		5,987		1,125		4,862		6,547		2,319		4,228
Social tax charged on revenues		3,816		3,816		—		1,599		1,599		—
IBM Leasing litigation		3,187				3,187		2,324				2,324
Other litigation		637		—		637		243		—		243
REFIS		5,082		960		4,122		6,048		946		5,102

TOTAL	R$	20,074	R$	5,901	R$	14,173	R$	16,761	R$	4,864	R$	11,897

11	SHAREHOLDERS’ EQUITY

Preferred stock

The Board of Directors of the Company is empowered, without shareholder approval, to issue up to 5,000 shares of “blank check” preferred stock (the “Preferred Stock”) with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of the Company’s common stock. As of December 31, 2002, no Preferred Stock had been issued.

Private placements

In March 2001, the Company privately sold 487,500 units at price of R$4.00 per unit. Each unit consists of one share of common stock and a warrant to purchase one share of common stock at an exercise price of R$5.00 per share. Included in the sale was 118,750 units issued to Company vendors in exchange for amounts owed to them and for future services in the amount of R$915. The Company received net proceeds of approximately R$3,958 from the sale of the units.

As a precedent to closing the private placement, the Company and AIG Latin America Equity Partners, Ltd, (“AIGLAEP”) amended their Stockholders’ Agreement dated August 11, 1997 (the “Stockholders’ Agreement”). Among other things, the Stockholders’ Agreement accorded AIGLAEP the right to designate such number of directors as would then constitute a majority of the Company’s Board of Directors, thereby effecting a change in control if the Company failed to achieve certain performance targets as set forth in the Stockholders’ Agreement.

On March 14, 2001, after the Company had failed to achieve certain of these performance targets, the Stockholders’ Agreement was amended to provide for the suspension of AIGLAEP’s right to appoint a majority of the Board of Directors, the suspension of AIGLAEP’s right of approval over the Company’s annual budget, and the Company’s ability to obtain financing of up to R$15 million.

In conjunction with the amendment to the Stockholders’ Agreement, the Company agreed to pay AIGLAEP R$350,000. Of this amount, R$100,000 was paid on March 31, 2001, with the balance to be paid in equal payments of R$35,750 over each of the next seven (7) succeeding fiscal quarters. Additionally, the Company issued AIGLAEP a warrant to purchase 35,813 shares of the Company’s common stock at an exercise price of R$5 per share, and amended the exercise price to R$5 per share on warrants held by the Shareholder which entitled them to purchase an additional 64,187 shares of the Company’s common stock. Certain of the Company’s Directors agreed to issue an option to AIGLAEP to sell 40,000 shares of common stock personally owned by the Directors to AIGLAEP at a price of R$1.50 per share.

At the date of the transaction, the quoted market price of the Company’s common stock was R$2.50 per share. Accordingly, the excess of the quoted market price of the common stock subject to purchase by AIGLAEP over the price to be paid by AIGLAEP in the amount of R$R86 has been treated as a contribution of capital during the quarter ended March 31, 2001. The costs associated with the amendment to the Stockholders’ Agreement in the amount of R$959 have been included in general and administrative expenses in the 2001 consolidated statement of operations.

In November 2001, the Company amended its previously issued quarterly consolidated financial statements to reflect the costs associated with the amendment to the Stockholders’ Agreement as an expense, rather than a direct charge to capital. The effect of this change was to decrease the Company’s reported consolidated net income by R$959 for the three months ended March 31, 2001 and to increase the Company’s reported consolidated net loss by R$959 for the six months ended June 30, 2001, respectively.

In May, 2002, the Company privately sold 2,500,000 shares of its common stock for R$5,000 to four accredited private investors (collectively, the New Investors), as a part of a new shareholders agreement (the Agreement). As of December 31, 2002 the Company had received the total amount of such private placement.

During the third quarter of 2002, the Company privately sold an additional 1,200,000 shares of our common stock at a price in Brazilian reais, computed at the times of exercise, equivalent to USR$1.00 per share. The Company has received net proceeds of R$3,829 pursuant to such private placement.

Services provided in exchange of common shares

In May, 2002 the Company entered into an agreement requiring the Company to retain the services of either Ricardo Bomeny, or an entity of which he is a principal, to manage the Company’s subsidiary day-to-day operations for a term of two years. For such services the consultant will receive 20,000 shares of the Company`s common stock for each of the first twelve months of such two-year term, a sum in cash for the second twelve months of such term in a amount to be mutually agreed upon at a future date, and an additional 260,000 shares at the end of the two-year term conditioned upon the attainment of specified targets. During 2002 the Company charged R$111 to operating results related to those services. Such amount is a result of number of shares owed on accrual basis until December 31, 2002, multiplied by their average fair value.

Severance agreement

In October, 2002 we granted 120,000 shares to Mr. Peter Van Voorst Vader as a severance payment for leaving the presidency of Venbo. Exemption from registration under the Securities Act of 1933, as amended, was claimed for this issuance in reliance upon the exemption afforded by Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering. During 2002 the Company charged R$127 to operating results related to those severance agreement. Such amount is a result of number of shares granted, multiplied by their fair value.

Stock option plan

On September 18, 1992, the Company’s Board of Directors and a majority of the shareholders of the Company approved the 1992 Stock Option Plan (the “Plan”).

During 1998, the Board of Directors approved an increase in options available for grant under the Plan from 500,000 to 1,000,000.

The Plan, as amended and restated, authorizes the granting of awards, the exercise of which would allow up to an aggregate of 1,000,000 shares of the Company’s common stock to be acquired by the holders of said awards. The awards can take the form of Incentive Stock Options (“ISOs”) or Non-Qualified Stock Options (“NQSOs”). Options may be granted to employees, directors and consultants. ISOs and NQSOs are granted in terms not to exceed ten years and become exercisable as set forth when the award is granted. Options may be exercised in whole or in part. The exercise price of the ISOs must be at least equal to the fair market price of the Company’s common stock on the date of grant or in the case of a plan participant who is granted an option price of at least 110% of the fair market value on the date of grant, the option must be exercised within five years from the date of grant. The exercise price of all NQSOs granted under the Plan shall be determined by the Board of Directors of the Company at the time of grant. No options may be granted under the Plan after September 17, 2002.

Vesting terms of the options range from immediately vesting of all options to a ratable vesting period of 3 years. Option activity for the years ended December 31, 2002, 2001 and 2000 is summarized as follows:

	2002		2001		2000

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding at beginnig of year	564,437	$2.29	446,412	$11.04	224,387	$11.04
Granted	175,250	1.25	188,750	2.30	241,500	2.18
Exercised	—	—	—	—	—	—
Expired	(25,937)	2.45	(67,225)	13.00	—	—
Canceled	(123,750)	2.18	(3,500)	2.23	(19,475)	—

Options outstanding at end of year	590,000	$2.35	564,437	$2.29	446,412	$4.95
Options exercisable at end of year	555,000	$2.43	544,437	$2.29	400,162	$5.35

The options outstanding at December 31, 2002, range in price from R$0.19 per share to R$10.12 per share and have a weighted average remaining contractual life of 3.13 years.

12	SELECTED QUARTERLY FINANCIAL DATA

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2002
Total Net Operating Revenues	20,204	17,519	17,689	20,898
Operating income (loss)	(220)	(404)	(966)	(1,366)
Net income (loss)	(1,520)	(3,205)	(3,791)	(2,694)
Basic and diluted income (loss) per share	(.41)	(.64)	(.57)	(.34)
Weighted average common shares outstanding	3,722,790	4,972,790	6,622,790	7,513,457
2001
Total Net Operating Revenues	21,473	18,601	17,930	20,975
Operating income (loss)	(306)	(564)	(692)	903
Net income (loss)	434	(4,988)	(3,032)	(664)
Basic and diluted income (loss) per share	13	(1.33)	(.81)	(.18)
Weighted average common shares outstanding	3,327,373	3,722,790	3,722,790	3,722,790