Form 10-Q
period 2003-03-31
BRAZIL FAST FOOD CORP
filed 2003-05-15
CIK 914537

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2003

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

                             ----------------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

                                Yes [ ]  No [X]

         As of March 31, 2003 there were issued and outstanding 7,569,718 shares of the Registrant's Common Stock, par value $0.0001.

================================================================================

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BRAZIL FAST FOOD CORP. AND SUBSIDIARY

Consolidated Balance Sheets (Unaudited)
(in thousands of Brazilian Reais, except share amounts)


                                  ASSETS
                                                                             March, 31           December 31,
                                                                            -----------          ------------
                                                                               2003                  2002
                                                                            -----------          ------------
CURRENT ASSETS:
   Cash and cash equivalents                                                R$      858          R$     1,461
   Inventories                                                                    1,603                 1,536
   Accounts receivable
        Clients                                                                     622                   714
        Franchisees                                                               5,322                  5333
        Allowance for doubtful accounts                                          (1,893)               (1,893)
   Prepaid expenses                                                                 553                   637
   Other current assets                                                             261                   231
                                                                            -----------          ------------
            TOTAL CURRENT ASSETS                                                  7,326                 8,019
                                                                            -----------          ------------
PROPERTY AND EQUIPMENT, NET                                                      16,859                17,081

DEFERRED CHARGES, NET                                                             8,520                 9,035

OTHER RECEIVABLES AND OTHER ASSETS                                                2,860                 2,849
                                                                            -----------          ------------
            TOTAL ASSETS                                                    R$   35,565          R$    36,984
                                                                            ===========          ============
                         LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
   Notes payable                                                            R$    4,016          R$     6,317
   Accounts payable and accrued expenses                                          4,366                 5,295
   Payroll and related accruals                                                   1,655                 2,645
   Taxes, other than income taxes                                                   776                 1,155
   Deferred income                                                                  637                   637
   Contingencies and taxes in litigation (note 4)                                 5,488                 5,901
   Other current liabilities                                                        231                   307
                                                                            -----------          ------------
            TOTAL CURRENT LIABILITIES                                            17,169                22,257

NOTES PAYABLE, less current portion                                               2,060                    --

DEFERRED INCOME, less current portion                                             1,601                 1,761

CONTINGENCIES AND TAXES IN LITIGATION, less
     current portion (note 4)                                                    18,075                14,173

OTHER LIABILITIES                                                                   211                   303
                                                                            -----------          ------------
            TOTAL LIABILITIES                                                    39,116                38,494
                                                                            -----------          ------------
SHAREHOLDERS' EQUITY (DEFICIENCY):
  Preferred stock, $.01 par value, 5,000 shares authorized; no
     shares issued                                                                   --                    --
  Common stock, $.0001 par value, 40,000,000 shares authorized;
  7,542,790 shares issued and outstanding                                             1                     1
  Additional paid-in capital                                                     59,297                59,297
  Deficit                                                                       (61,704)              (59,614)
  Accumulated comprehensive loss                                                 (1,145)               (1,194)
                                                                            -----------          ------------
            TOTAL SHAREHOLDERS' EQUITY (DEFICIENCY)                              (3,551)               (1,510)
                                                                            -----------          ------------
            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)         R$   35,565          R$    36,984
                                                                            ===========          ============

See Notes to Consolidated Financial Statements                                2

BRAZIL FAST FOOD CORP. AND SUBSIDIARY

Consolidated Statements of Operations (Unaudited)
(in thousands of Brazilian Reais, except share amounts)

                                                                       Three Months Ended March 31,
                                                                     --------------------------------
                                                                         2003               2002
                                                                     ------------        ------------
                                  STORE RESULTS
Net Restaurant Sales                                                 R$    15,447        R$    17,115
Store Costs and Expenses
   Food, Beverage and Packaging                                            (6,131)             (6,828)
   Payroll & Related Benefits                                              (3,464)             (3,537)
   Restaurant Occupancy                                                    (1,795)             (2,142)
   Contracted Services                                                     (2,109)             (2,110)
   Other Store Costs and Expenses                                            (677)               (751)
Total Store Costs and Expenses                                            (14,176)            (15,368)
                                                                     ------------        ------------
STORE OPERATING INCOME                                                      1,271               1,747
                                                                     ------------        ------------

       FRANCHISE RESULTS

Net Franchise Royalty Fees                                           R$     1,617        R$     1,169
Franchise Costs and Expenses                                                 (450)               (323)
                                                                     ------------        ------------
FRANCHISE OPERATING INCOME                                                  1,167                 846
                                                                     ------------        ------------

                             MARKETING, GENERAL AND
                        ADMINISTRATIVE (EXPENSES) INCOME

   Marketing (Expenses) Income                                                323                (349)
   Administrative Expenses                                                 (1,514)             (2,188)
   Other Operating Income (Expenses)                                       (1,285)                538
   Depreciation and Amortization                                             (883)               (982)

Total Marketing, G & A (Expenses) Income                                   (3,359)             (2,981)
                                                                     ------------        ------------
OPERATING INCOME (LOSS)                                                      (921)               (388)
                                                                     ------------        ------------

   Interest Income (Expense)                                                 (818)             (1,245)
   Foreign Exchange and Monetary Restatement Gain (Loss)                     (351)                113
                                                                     ------------        ------------

NET INCOME (LOSS)                                                    R$    (2,090)       R$    (1,520)
                                                                     ============        ============

NET (LOSS) PER COMMON SHARE
  BASIC AND DILUTED                                                  R$     (0.28)       R$     (0.41)
                                                                     ============        ============

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING:
    BASIC AND DILUTED                                                   7,542,790           3,722,790
                                                                     ============        ============



See Notes to Consolidated Financial Statements                                3

 BRAZIL FAST FOOD CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(IN THOUSANDS OF BRAZILIAN REAIS)

                                                Three Months Ended March 31,
                                                ----------------------------
                                                   2003             2002
                                                ----------        ----------
Net Loss                                        R$ (2,090)        R$ (1,520)
Other comprehensive income (loss):
  Foreign currency translation adjustment              49                 1
                                                ----------        ----------
Comprehensive Loss                              R$ (2,041)        R$ (1,519)
                                                ==========        ==========



See Notes to Consolidated Financial Statements                                4

BRAZIL FAST FOOD CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED) (IN THOUSANDS OF BRAZILIAN REAIS)

                                               Common Stock           Additional                   Accumulated
                                          -----------------------      Paid-In                    Comprehensive
                                            Shares      Par Value      Capital      (Deficit)          Loss          Total
                                          ---------     ---------     ----------    ----------    -------------    ---------
Balance, December 31, 2002                7,542,790     R$      1      R$ 59,297    R$ (59,614)     R$ (1,194)     R$ (1,510)

Net loss                                         --            --             --        (2,090)            --         (2,090)

Cumulative translation adjustment                --            --             --            --             49             49
                                          ---------     ---------      ---------    ----------      ---------      ---------
Balance, March 31, 2003                   7,542,790     R$      1      R$ 59,297    R$ (61,704)     R$ (1,145)     R$ (3,551)
                                          =========     =========      =========    ==========      =========      =========



See Notes to Consolidated Financial Statements                                 5

BRAZIL FAST FOOD CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS OF BRAZILIAN REAIS)

                                                                        Three Months Ended March 31,
                                                                       -----------------------------
                                                                          2003               2002
                                                                       ----------         ----------
CASH FLOW FROM OPERATING ACTIVITIES:
 Net (loss)                                                            R$  (2,090)        R$  (1,520)
 Adjustments to reconcile net (loss) to cash provided by
   (used in) operating activities:

   Depreciation and amortization                                              883                982
   (Gain) Loss on assets sold                                                  53                (13)
   Contingences accrued                                                     2,045                 --
   Services provided in exchange for shares                                    77                 --

Changes in assets and liabilities:
  (Increase) decrease in:
    Accounts receivable                                                       285               (183)
    Inventories                                                               (67)              (317)
    Prepaid expenses and other current assets                                  54               (431)
    Other assets                                                              (11)                --
  (Decrease) increase in:
    Accounts payable and accrued expenses                                  (1,006)              (731)
    Payroll and related accruals                                             (990)               612
    Taxes other than income taxes                                             264                962
    Other liabilities                                                        (168)               378
    Contingencies and taxes in litigation                                     801               (315)
    Deferred income                                                          (160)              (159)
                                                                       ----------         ----------
        CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES                 (30)              (735)
                                                                       ----------         ----------
CASH FLOW FROM INVESTING ACTIVITIES:
 Additions to property and equipment                                         (629)              (218)
 Proceeds from sale of property, equipment and deferred charges               248                193

        CASH FLOWS (USED IN) INVESTING ACTIVITIES                            (381)               (25)
                                                                       ----------         ----------
Borrowings under lines of credit                                                0                534
Repayments under lines of credit                                             (241)               (60)
 Proceeds from issuance of shares of common stock                               -                  -
                                                                       ----------         ----------

        CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                          (241)               474
                                                                       ----------         ----------
EFFECT OF FOREIGN EXCHANGE RATE                                                49                  1
                                                                       ----------         ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         (603)              (285)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            1,461              2,267
                                                                       ----------         ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             R$     858         R$   1,982
                                                                       ==========         ==========


See Notes to Consolidated Financial Statements                                 6

BRAZIL FAST FOOD CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN THOUSANDS OF BRAZILIAN REAIS)

         NOTE 1 - FINANCIAL STATEMENT PRESENTATION

                  The accompanying financial statements have been prepared by Brazil Fast Food Corp. (the "Company"), without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2003 and for all periods presented have been made. The results of operations for the periods ended March 31, 2003 and 2002 are not necessarily indicative of the operating results for a full year. Unless otherwise specified all references in these financial statements to (i ) "Reais" or "R$" are to the Brazilian Real (singular), or to Brazilian Reais (plural), the legal currency of Brazil, and (ii ) "U.S. Dollars" or "$" are to United States' dollars.

                  Certain information and footnote disclosures prepared in accordance with generally accepted accounting principles and normally included in the financial statements have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.


         NOTE 2 - MANAGEMENT PLANS REGARDING GOING CONCERN

                  Since the acquisition of Venbo Comercio de Alimentos Ltda. in 1996, the Company has sustained net losses totaling approximately R$61,704 and at March 31, 2003, consolidated current liabilities exceed consolidated current assets by R$9,843.

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


See Notes to Consolidated Financial Statements                                 7

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

         NOTE 3 - RECLASSIFICATION

                  The consolidated Balance Sheet as of December 31, 2002, as well as the consolidated statement of operation for the three month period ended March 31, 2002, have been restated to conform with the current quarter presentation.

         NOTE 4 - OTHER LIABILITIES AND LITIGATION

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

                  During the second quarter of 2000, the Company reached an agreement with the state government to parcel unpaid taxes in sixty months, interest free, in amounts indexed to Brazil's UNIDADE FISCAL DE REFERENCIA, which is currently 12% per year. Subsequent to this agreement, the Company withdrew its lawsuit. In the same period, the Company withdrew its lawsuit regarding federal taxes and applied to join a tax amnesty program offered by the Brazilian Federal government (REFIS). Through this program, all past due federal taxes will be paid in monthly installments equivalent to 1.2% of the Company's gross sales, with interest accruing at rates set by the Brazilian Federal government, currently 11.5% per year.

                  Additionally, during December 2002, the Company applied to join another tax amnesty program offered by the Rio de Janeiro state government, through which the Company will parcel unpaid state taxes in one hundred and twenty months.


See Notes to Consolidated Financial Statements                                 8

                  During three months ended March 31, 2003, the Company paid approximately R$ 223 related to such Brazilian Federal tax amnesty program and approximately R$561 related to Rio de Janeiro state government AGREEMENTS.

                  THE COMPANY HAS OTHER PAST DUE FEDERAL TAXES WHICH WERE NOT PAID IN THE BEGINNING OF 2002, AS WELL AS PENALTIES APPLIED AGAINST THE COMPANY BY THE BRAZILIAN SOCIAL SECURITIES AUTHORITIES, IN THE AMOUNT OF R$9,487, which are not covered by any of the above mentioned tax agreements. However, the Brazilian Government is implementing another tax amnesty program during 2003, through which the Company intends to include those tax debts.

                  Since June 2002, the Company has paid all its current taxes on a timely basis.

                  During 2001, the Company claimed in Brazilian court that their lease financing contracts with IBM Leasing should not have their principal amounts indexed to the US dollar, but instead stated in Brazilian Reais bearing interest of 12% per annum. While awaiting the court's determination, we have deposited all installment payments due under our lease financing agreements with the court in reais, inclusive of 12% per annum interest, until November, 2002, the end of the contract term. However, the Company accrued contracted amounts at March 31, 2003. Such lawsuit is in its initial phase.

                  Liabilities related to tax amnesty programs and litigation consist of the following:

                                         March 31,                            December 31,
                                           2003                                  2002
                             ----------------------------------    ----------------------------------
                                                        Long                                  Long
                               Total       Current      Term         Total       Current      Term
                             Liability    Liability   Liability    Liability    Liability   Liability
                             ---------    ---------   ---------    ---------    ---------   ---------
Social security tax
   debts - restated          R$  5.861          --     R$ 5.861     R$ 1.365          --     R$ 1.365
Reassessed value-
   added tax                     5.345         969        4.376        5.987       1.125        4.862
Social tax charged
    on revenues                  3.626       3.626                     3.816       3.816           --
IBM Leasing litigation           3.143                    3.143        3.187                    3.187
Other litigation                   627                      627          637          --          637
REFIS                            4.961         893        4.068        5.082         960        4.122
                             ---------    --------    ---------    ---------    --------    ---------
TOTAL                        R$ 23.563    R$ 5.488    R$ 18.075    R$ 20.074    R$ 5.901    R$ 14.173
                             =========    ========    =========    =========    ========    =========


See Notes to Consolidated Financial Statements                                 9

         NOTE 5 - PRIVATE PLACEMENT

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

                  The Company has received proceeds of R$8,829 pursuant to such private placements during the second and the third quarters of 2002.


         NOTE 6 - SERVICES PROVIDED IN EXCHANGE OF COMMON SHARES

                  In May, 2002 the Company entered into an agreement requiring the Company to retain the services of either Ricardo Bomeny, or an entity of which he is a principal, to manage the Company's subsidiary day-to-day operations for a term of two years. For such services the consultant will receive 20,000 shares of the Company`s common stock for each of the first twelve months of such two-year term, a sum in cash for the second twelve months of such term in a amount to be mutually agreed upon at a future date, and an additional 260,000 shares at the end of the two-year term conditioned upon the attainment of specified targets. During the first quarter of 2003 the Company charged R$77 to operating results related to those services. Such amount is a result of number of shares owed on accrual basis during the first quarter 2003, multiplied by their average fair value.


         NOTE 7 - STOCK OPTION PLAN ACTIVITY

                  During the three months ended March 31, 2003, there were no options granted, canceled or EXPIRED under the Company's Stock Option Plan.



See Notes to Consolidated Financial Statements                                10

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OUR BUSINESS

         Through our wholly-owned subsidiary, Venbo Comercio de Alimentos Ltda., a Brazilian limited liability company which conducts business under the trade name "Bob's," we own and, directly and through franchisees, operate the second largest chain of hamburger fast food restaurants in Brazil


RESULTS OF OPERATIONS - COMPARISON OF QUARTERS ENDED MARCH 31, 2003 AND 2002

For the current quarter onward, the Company has reformatted its consolidated statement of OPERATIONS in order to improve the quality of analysis. Basically, the current statement differ from the previous one when segregated the earnings provided by COMPANY'S operated stores business from the earnings provided by franchise business. However, all the operating figures were stated as a percentage of THE NET RESTAURANT SALES because the Company believes that, in general, either kind of business (restaurant operations or franchise net earns) move towards Net Restaurant Sales evolution, and, accordingly, cost and expenses should be analyzed in conjunction with such evolution.

The consolidated statement of operation for the three month period ended March 31, 2002, has been restated to conform with the current quarter presentation.

The following table sets forth certain operating data for the quarters ended March 31, 2003 and 2002.

                                                                  THREE MONTHS                    THREE MONTHS
                                                                      ENDED                           ENDED
                                                                 MARCH 31, 2003        %         MARCH 31, 2002         %
                                                                 --------------                  --------------
                        STORE RESULTS
Net Restaurant Sales                                             R$  15,447,000      100.0%      R$  17,115,000       100.0%
Store Costs and Expenses

   Food, Beverage and Packaging                                      (6,131,000)     -39.7%          (6,828,000)      -39.9%

   Payroll & Related Benefits                                        (3,464,000)     -22.4%          (3,537,000)      -20.7%

   Restaurant Occupancy                                              (1,795,000)     -11.6%          (2,142,000)      -12.5%

   Contracted Services                                               (2,109,000)     -13.7%          (2,110,000)      -12.3%

   Other Store Costs and Expenses                                      (677,000)      -4.4%            (751,000)       -4.4%
Total Store Costs and Expenses                                      (14,176,000)     -91.8%         (15,368,000)      -89.8%

STORE OPERATING INCOME                                                1,271,000        8.2%           1,747,000        10.2%
                                                                 --------------

                       FRANCHISE RESULTS


Net Franchise Royalty Fees                                       R$   1,617,000       10.5%      R$   1,169,000         6.8%

Franchise Costs and Expenses                                           (450,000)      -2.9%            (323,000)       -1.9%

FRANCHISE OPERATING INCOME                                            1,167,000        7.6%             846,000         4.9%
                                                                 --------------                  --------------

                     MARKETING, GENERAL AND
                ADMINISTRATIVE (EXPENSES) INCOME


   Marketing Income (Expenses)                                          323,000        2.1%            (349,000)       -2.0%

   Administrative Expenses                                           (1,514,000)      -9.8%          (2,188,000)      -12.8%

   Other Operating Income (Expenses)                                 (1,285,000)      -8.3%             538,000         3.1%

   Depreciation and Amortization                                       (883,000)      -5.7%            (982,000)       -5.7%
Total Marketing, G & A (Expenses) Income                             (3,359,000)     -21.7%          (2,981,000)      -17.4%
                                                                 --------------                  --------------
OPERATING INCOME (LOSS)                                                (921,000)                       (388,000)
                                                                 --------------                  --------------

   Interest Income (Expense)                                           (818,000)      -5.3%          (1,245,000)       -7.3%

   Foreign Exchange and Monetary Restatement Gain (Loss)               (351,000)      -2.3%             113,000         0.7%
                                                                 --------------                  --------------
NET INCOME (LOSS)                                                R$  (2,090,000)     -13.5%      R$  (1,520,000)       -8.9%
                                                                 ==============                  ==============

Introduction

During the second half of fiscal 2002, DUE TO the political uncertainty attendant to the outcome of the Brazilian presidential election in October 2002 and the subsequent victory of Labor Party, investors doubted about the future economic trends in Brazil AND reduced and/or postponed most business projects and money supply.

Brazilian currency DEVALUATED approximately 52.3% against the US dollar during the year of 2002 and, as a consequence, Brazilian inflation rates reached the highest level since the inception of Brazil's stabilization plan in mid 1994. In response to these events, the Brazilian Central Bank in October 2002 and subsequently in December increased overnight interest rates from 18% to 25% per year.

The new Brazilian President took office in January 2003 starting to take acts - which includes the discussion of implementing structural reforms- in order to reverse the previous year end scenario. In response to such acts, the Brazilian inflation started to decline and the Brazilian Real valuated against the US Dollar during the 2003. However, fiscal and monetary policies from the Brazilian Central Bank have remained austere and the return of economic growth, despite of being expected, was postponed.

THESE policies increased unemployment rates in major metropolitan areas (Rio de Janeiro and Sao Paulo), and decreases in average take-home income, negatively impacting our restaurant sales and results of our operations for the first quarter of 2003.


Store Results

Net Restaurant Sales

         Net restaurant sales for our company-owned retail outlets decreased R$ 1,668,000 or 9.7 %, to R$15,447,000 for the three months ended March 31, 2003 as compared to R$17,115,000 for the three months ended March 30, 2002. The year-to-year decrease is mainly attributable to the reduction of our company-owned retail outlets from 67 as of March 31, 2002 to 61 as of March 31, 2003. The company closed 2 owned-operated outlets during the period between the quarter ended March 31, 2002 and the quarter ended March 31, 2003, sold 5 outlets to franchisees and opened 1 new outlet. This reflects the company's strategy to limit company direct operations to highly profitable outlets, and to focus on the growth of franchises, which management anticipates will significantly reduce the level of the Company's future capital expenditures.

         Same store sales decreased approximately 0.5% for the three months ended March 31, 2003 the three months ended March 31, 2002. Same store sales decrease is mainly attributable to the reduction of general public expending provoked by macroeconomic factors described above.

        These decreases were partially offset by (i) our promotional campaigns;
(ii) introduction of new products (ii) an average increase of 12% in the sales prices of our products SINCE MARCH 31, 2002.

Food, Beverage and Packaging Costs

         As a percentage of net restaurant sales, food, beverage and packaging costs were (39.7%) and (39.9%) for the three months ended March 31, 2003 and 2002, respectively.

         Food, beverage and packaging costs remained almost flat from period to period, though the pressure from suppliers to increase their prices has become very frequent. The Company's long term agreements with some suppliers and recent rebates negotiations have helped to keep general cost of products stable. In addition, those products, which prices increased due to devaluation of Brazilian Real against the US Dollar in mid 2002, returned to their original cost due to the partial reversed exchange situation during the first quarter of 2003.

Payroll & Related Benefits

         As a percentage of net restaurant sales, store payroll and related benefits increased from (20.7%) for the three months ended March 31, 2002 to (22.4%) for the same period ended March 31, 2003.

         These increases are mainly attributable to increases in employee transportation cost, TO increases in salaries mandated by union-driven agreements and, as a consequence, social charges that are computed based on employees salaries. In addition, the increase in the number of store supervisors, in order to improve the quality of our restaurant operations, also impacted our 2003 payroll costs.

Restaurant Occupancy Costs and Other Expenses

         Restaurant occupancy costs and other expenses expressed as a percentage of net restaurant sales were approximately (11.6%) and (12.5%) for the three months ended March 31, 2003 and 2002, respectively. This decrease is mainly attributable to temporary and permanent reduction of the occupancy cost of some of our stores, as well as to the closing of one unprofitable store which had extremely high lease costs. On the other hand, increases in our minimum rent obligations, which are indexed to Brazilian inflation, currently at 32.5% per annum, partially offset such decrease.

Contracted Services

         Expenses related to contracted services expressed as a percentage of net restaurant sales were approximately (13.7%) and (12.3%) for the three months ended March 31, 2003 and 2002, respectively. This increase is mainly attributable to increases in utility costs, mainly electricity rate increases of 19%, as well as higher delivery costs. The effect of those increases were partially offset by reduction obtained on maintenance service and money collection contracts.

Other Store Cost and Expenses

         Other store cost and expenses expressed as a percentage of net restaurant sales were approximately (4.4%) and (4.4%) for the three months ended March 31, 2003 and 2002, respectively. Other store cost and expenses remained at constant level from period to period.

Franchise Results

Net Franchise Royalty Fees

         Net franchise royalty fees increased R$448,000 or 38.3%, to R$1,617,000 for the three months ended March 31, 2003 as compared to R$1,169,000 for the three months ended March 31, 2002.

         This increase is mainly attributable to the growth of our franchise business from 206 retail outlets as of March 31, 2002 to 250 as of March 31, 2003.

         From the period of April 1, 2002 to March 31, 2003, the Company sold 5 of its restaurants to franchisees. These stores had either low profitability or, in some cases, operating losses. The Company's historical experience has shown that franchisee administration can enhance the profitability of such stores, primarily as a result of:

         - lower taxation (tax incentives from Federal and state governments to small companies)
         -  better knowledge of specific markets and their local customs
         -  lower operating expenses.

Franchise Costs and Expenses

         Franchise cost and expenses expressed as a percentage of net restaurant sales were approximately (2.9%) and (1.9%) for the three months ended March 31, 2003 and 2002, respectively.

Such increase is, in general, attributable to the growth of franchise network and to an improvement on the Company's policy of following the operation of its franchisees: our supervisors responsible for franchised stores had increased the number of visits all around the Brazilian territory which, in turn, increased traveling expenses.

In addition, the Company's franchise department had its payroll costs increased, basically for the same reasons described above in the topic Store Results - Payroll and related benefits.

Marketing, General and Administrative (Expenses) Income

MARKETING INCOME (EXPENSES)

         As a percentage of net restaurant sales, marketing (expenses) income were approximately 2.1% and (2.0%) for the three months ended March 31, 2003 and 2002, respectively.

         The reversal from net marketing expense for the three months ended March 31, 2002 to net MARKETING income for the three months ended March 31, 2003 is mainly attributable to (i) an optimization of marketing investments; (ii)cost reduction measures and (iii) growth of the franchise network which increased such franchisees' contributions to our marketing efforts.

General and Administrative Expenses

         As a percentage of restaurant sales, general and administrative expenses were approximately (9.8%) and (12.8%) for the three months ended March 31, 2003 and 2002, respectively.

         This decrease is mainly attributable to reductions or non renewal of certain outsourced administrative services, SUCH AS LEGAL, ACCOUNTING AND AUDITING SERVICES.

Other Operating Income (Expenses)

         Other operating income (expenses) are mainly comprised of the initial fees paid by our franchisees, as well as income derived from suppliers pursuant to terms of certain exclusivity agreements, net result of assets and non recurring income or expenses

         Other operating income (expense) expressed as a percentage of net restaurant sales reversed from 3.1%, for the three months ended March 31, 2002 to (8.3%) for the three months ended March 31, 2003.

         DURING THE FIRST QUARTER OF 2003 THE COMPANY RECORDED NON-RECURRING EXPENSES IN AMOUNT OF R$2,690,000 RELATED TO A PROVISION FOR FINES THAT MAY BE APPLIED AGAINST THE COMPANY (IN ADDITION TO THOSE RECOGNIZED AT THE END OF FISCAL 2002) BY THE BRAZILIAN SOCIAL SECURITY AUTHORITIES, WHICH CHARGED CERTAIN OPERATING TRANSACTIONS NOT COVERED BY THE COMPANY'S PREVIOUS CALCULATION OF SOCIAL SECURITY CONTRIBUTIONS AND RESTATED SUCH UNPAID DEBT.

On the other hand, also during the first quarter of 2003, the Company recorded a non-recurring gain of R$643,000 related to a reversal of accrued Delaware Franchise Taxes derived from a review on such tax computation.

Depreciation and Amortization

         As a percentage of net restaurant sales, depreciation and amortization were approximately 5.7% and 5.7% for the three months ended March 31, 2003 and 2002, respectively.

         DEPRECIATION AND AMORTIZATION EXPENSES, GENERALLY, REMAINED AT CONSTANT LEVELS FOR THE THREE MONTHS AND THREE MONTHS ENDED MARCH 31, 2003 WHEN CONTRASTED WITH THE COMPARABLE PERIOD IN 2002.

Interest Income (Expenses) and Foreign Exchange Gain (loss)

Interest Income and Expenses

         As a percentage of net restaurant sales, net interest expense were approximately (5.3)% and (7.3)% for the three months ended March 31, 2003 and 2002, respectively.

         The percentage decrease for the three and three months ended March 31, 2003 as compared to the same period in 2002 is primarily attributable to reduction of the level of our bank indebtedness.

Foreign Exchange and Monetary Restatement Gain (Loss)

         As a percentage of net restaurant sales, net foreign exchange gain and/or losses were approximately (2.3)% and 0.7% for the three months ended March 31, 2003 and 2002, respectively.

         The reverse from a net gain during the three months ended March 31, 2002 to a net loss during the three months ended March 31, 2003 is primarily attributable to a recognition during the first quarter of 2003 of monetary restatement derived from notes payable contracted on the second quarter of 2002, which are indexed by Brazilian inflation meaSURED BY THE IGP-M INDEX, WHICH WAS 32.5% FOR THE PERIOD OF TWELVE MONTHS ENDED MARCH 31, 2003.

In respect of the exchange rate, either periods presented valuation of the Brazilian Real against the US Dollar, resulting in foreign exchange gains, since our DEBT IS PARTIALLY denominated in U.S. Dollars.

LIQUIDITY AND CAPITAL RESOURCES

Since March 1996, we have funded our cumulative operating losses of R$61,704,000 and made acquisitions of businesses and capital improvements (including remodeling of our retail outlets) by using cash remaining at the closing of our acquisition of Venbo, by borrowing funds from various sources and from private placements of securities. As of March 31, 2003, we had cash on hand of R$858,000 and a working capital deficiency of R$9,843,000.

For the quarter ended March 31, 2003, we had net cash used in operating activities of R$30,000, net cash used in investing activities of R$381,000 and net cash used in financing activities of R$241,000. Net cash used in investing activities was primarily the result of our investment in property and equipment to improve our retail operations, mainly on remodeling TWO GREAT COMPANY'S operated stores. Net cash used in financing activities was a result of repayment of our financing debts.

Our earnings before interest, taxes, depreciation and amortization (EBITDA) were approximately negative R$38,000 for the quarter ended March 31, 2003 and approximately positive R$600,000 for the quarter ended March 31, 2002. EBITDA is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, either loss from operations or net loss as an indicator of operating performance or cash flows as a measure of liquidity, as determined in accordance with accounting principles generally accepted in the United States.

Our cash resources are currently used primarily to pay for the servicing costs on our debt obligations, which costs have increased significantly due to increased interest rates in Brazil charged on short-term debt and the devaluation of the Real against the U.S. Dollar during the fiscal 2002. Our debt obligations as of MARCH 31, 2003 WERE AS FOLLOWS:

                                                      MARCH 31,
                                                    -------------
                                                        2003
                                                    ------------
                 Revolving lines of credit(a)       R$   801,000
                 Mortgages payable(b)                  1,840,000
                 Notes payable linked to
                   fixed assets acquisitions(c)        3,391,000
                 Other notes payable                      44,000
                                                    ------------
                                                       6,076,000

                 Less:  current portion               (4,016,000)
                                                    ------------
                                                    R$ 2,060,000
                                                    ============

At March 31, 2003, future maturities of notes payable are as follows:


                           REMAINING 2003     R$ 3,841,000
                                2004          R$   940,000
                                2005          R$   940,000
                                2006          R$   715,000
                                              ------------
                                                 6,076,000
                                              ============

-----------

         (a) Due on demand from a Brazilian financial institution with interest rates of 26.5% per annum, and guaranteed by certain officers. Currently, we have no significant unused credit line.

         (b) Amount due in quarterly installments, starting June, 2003, ending September, 2003. Interest on this amount accrues at a rate of 25% per annum and is payable quarterly. Payment is secured by certain property with a carrying value of R$5,049,000 at March 31, 2002. Principal and interest are indexed to the U.S. Dollar, and are therefore susceptible to exchange rate variations between the U.S. Dollar and the Brazilian Real.

         (c) This credit facility was used to purchase three stores. Repayment of principal with respect to one of these stores is due in 15 monthly installments of R$19,000. Repayment of principal with respect to the other two stores is due in 40 monthly installments of R$45,000 in addition of 3 annual installments of R$400,000, starting January, 2004, ending January 2006. There is no interest charged on these borrowings. Principal is indexed to Brazilian inflation measured by IGP-M. This facility is secured by the fixed assets purchased.

In addition to the foregoing debt obligations, we are required to make certain payments on restructured past-due Brazilian state taxes of approximately R$5,345,000 and federal taxes of approximately R$4,961,000. Pursuant to a settlement reached with Brazilian state taxing authorities in 2000 and 2002, we are required to make repayments over a ten-year period, interest free, in amounts indexed to Brazil's UNIDADE FISCAL DE REFERENCIA, which is currently 12.0% per annum. In addition, in 2000, we applied to, and were accepted by, the Brazilian federal government to join a tax amnesty program, which restructured our outstanding 1999 federal tax obligations into monthly payments equal to 1.2% of our gross sales, with interest accruing at a rate set from time-to-time by the Brazilian federal government (TJLP), which was 11.5% a.a. as of March 31, 2003. During 2003, we expect to pay approximately R$1,125,000 pursuant to the state tax settlement and approximately R$960,000 pursuant to the federal tax amnesty program.
The Company has other past due Federal Taxes which were not paid in the beginning of 2002, as well as fines applied against the Company by the Brazilian Social Securities Authorities, in the amount of R$9,487,000, which are not covered by any of the above mentioned tax agreements. However, the Brazilian Government is implementing another tax amnesty program during 2003, through which the Company intends to include those tax debts.

Since June 2002, the Company has paid all its current taxes on a timely basis.

The Company has also long-term contractual obligations in the form of operating lease obligations related to Company-operated outlets.

The future minimum lease payments under those obligations with an initial or remaining noncancelable lease terms in excess of one year at March 31, 2003 are as follows:

                   Fiscal Year                         Amount

                   2003                             R$3,825,000
                   2004                               1,966,000
                   2005                               1,560,000
                   2006                               1,033,000
                   2007                                 284,000
                   Thereafter                           153,000


Rent expense was R$1,251,000 for the quarter ended March 31, 2003.

In the past, we have generated cash and obtained financing sufficient to meet our debt obligations. We plan to fund our current debt obligations mainly through cash provided by our operations, INCLUDING ASSETS SALES, FRANCHISE INITIAL FEES AND REBATES FROM SUPPLIERS.

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

We have estimated that our capital expenditures for fiscal 2003, which will be used to maintain and upgrade our current restaurant network, will be approximately R$2,100,000. We anticipate that the primary use of our cash resources during 2003 will be to service our debt obligations. During 2003, we intend to focus our efforts on expanding both the number of our franchisees and the number of our franchised retail outlets, neither of which are expected to require significant capital expenditures.
As discussed above, the Company has contractual obligations in different forms. The following table summarizes the Company's contractual obligations and financial commitments, as well as their aggregate maturities.

       Fiscal Year         Contractual Leases      Fiscal Debt *       Loans Payable          Total
       -----------         ------------------      -------------       -------------          -----
       Remaining 2003            5,076,000            1.322,000          3,481,000          9.879.000
                 2004            1,966,000            2.085,000            940,000          4.991.000
                 2005            1,560,000            2.085,000            940,000          4.585.000
                 2006            1,033,000            2.085,000            715,000          3.833.000
                 2007              284,000            2.085,000                 --          2.369.000
           Thereafter              153,000              644,000                 --            797.000

* Does not include fiscal debt, which were not reschedule yet, in the amount of 9,487,000.

Cash provided by operations along with our borrowing capacity and other sources of cash will be used to satisfy the obligations and our estimates for capital improvements (including remodeling of our retail outlets).

We plan to address our immediate and future cash flow needs to include focusing on a number of areas including: the sale of certain of our company-owned retail outlets; the reduction of expenses, including reducing our per-store headcount expense by continuing to expand our operations while maintaining our current headcount; the expansion of our franchisee base, which may be expected to generate additional cash flows from royalties and franchise fees without significant capital expenditures; and the introduction of new programs and menu expansions to meet consumer needs and wishes; the extinguishments of our obligations denominated in US dollar which will reduce our exposure to the effects of the Brazilian Real devaluation; negotiation with suppliers in order to obtain significant rebates in long term supply contracts; AND NEGOTIATION IN ORDER TO REDUCE AREA OF SOME STORES LOCATED IN SHOPPING CENTERS, DECREASING LEASING COSTS AND IMPROVING STORE PROFITABILITY.

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


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses as well as related disclosures. On an ongoing basis, we evaluate our estimates and judgments based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

We annually review our financial reporting and disclosure practices and accounting policies to ensure that they provide accurate and transparent information relative to the current economic and business environment. We believe that of our significant accounting policies involve a higher degree of judgment and/or complexity. (See summary of significant accounting policies more fully described on pages F-10 through F-15 of our 10-k report as of December 31,
2002).

We follow SFAS No. 144 with regard to impairment of long lived assets and intangibles. If there is an indicator of impairment (i.e. negative operating cash flows) an estimate of undisclosed future cash flows produced by each restaurant within the asset grouping is compared to its carrying value.

IF ANY ASSET IS DETERMINED TO BE IMPAIRED, THE LOSS IS MEASURED BY THE EXCESS OF THE ASSET CARRYING VALUE OVER ITS FAIR VALUE.

NEW ACCOUNTING STANDARDS

Asset retirement obligations

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations, effective January 1, 2003. The Statement requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, the cost will be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. The adoption of the new rules is not expected to have a material effect on the Company's ongoing results of operations or financial position.

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

Impairment of long-lived assets and intangible assets

The company follows the SFAS No. 144 and 141 with regard to the impairment of long lived assets and intangibles. If there is an indicator of impairment (i.e. negative operating cash flows) an estimate of undiscounted future cash flows produced by each restaurant within the asset grouping is compared to its carrying value. If any asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value."

FORWARD-LOOKING STATEMENTS

         Forward-looking statements in this report, including statements relating, among other things, to our business plans, business and growth strategies, objectives, expectations, trends, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "believe," "expect," "anticipate" and similar expressions identify forward-looking statements, which speak only as of the date the statement is made. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Investors are cautioned that such forward-looking statements involve risks and uncertainties, some or all of which cannot be predicted or quantified and are beyond our control, including, without limitation, those risks and uncertainties described in the risk factors set forth in certain of our periodic filings with the Securities and Exchange Commission, including the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on April 2, 2002. Investors are urged to read such periodic filings and the risk factors contained in those filings.


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


ITEM 4. CONTROLS AND PROCEDURES.

         Within the 90 days prior to the date of this report, under the supervision and with the participation of management, including Ricardo Figueiredo Bomeny (serving as the Company's Chief Executive Officer and Acting Chief Financial Officer), the Company has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, Mr. BOMENY has concluded that the Company's disclosure controls and procedures are effective in timely alerting him to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

         There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

                                    PART II
                               OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          Not Applicable


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS


ITEM 3.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          Not Applicable


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not Applicable


ITEM 5.   OTHER INFORMATION

          Not Applicable


ITEM 6.   Exhibits and Reports on Form 8-K.

         (a)      Exhibits

                  99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b)      Reports on Form 8-K

                  None
                                                                              24

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2003

                                              Brazil Fast Food Corp.
                                                   (Registrant)

                                      By: /s/ Ricardo Figueiredo Bomeny
                                          --------------------------------
                                              Ricardo Figueiredo Bomeny
                                              Chief Executive Officer
                                              And Acting Chief Financial Officer

                                  CERTIFICATION

I, RICARDO FIGUEIREDO BOMENY, CERTIFY THAT:

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



DATE:MAY 15, 2003

                                      /S/ RICARDO FIGUEIREDO BOMENY
                                      --------------------------------
                                      RICARDO FIGUEIREDO BOMENY
                                      Chief Executive Officer and
                                      Acting Chief Financial Officer