Form 10-Q
period 2003-06-30
BRAZIL FAST FOOD CORP
filed 2003-08-14
CIK 914537

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2003

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

                             ----------------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of June 30, 2003 there were issued and outstanding 7,569,718 shares of the Registrant's Common Stock, par value $0.0001.

================================================================================

BRAZIL FAST FOOD CORP. AND SUBSIDIARY

Consolidated Balance Sheets (Unaudited)
(in thousands of Brazilian Reais, except share amounts)




                                                                        June, 30                   December 31,
                                                                          2003                         2002
                                                                      ------------                 ------------
                                         ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                          R$       860                 R$     1,461
   Inventories                                                               1,600                        1,536
   Accounts receivable
        Clients                                                                645                          714
        Franchisees                                                          5,312                        5,333
        Allowance for doubtful accounts                                     (1,680)                      (1,893)
   Prepaid expenses                                                          1,087                          637
   Other  current assets                                                       152                          231
                                                                      ------------                 ------------

            TOTAL CURRENT ASSETS                                             7,976                        8,019
                                                                      ------------                 ------------

PROPERTY AND EQUIPMENT, NET                                                 16,705                       17,081

DEFERRED CHARGES, NET                                                        8,334                        9,035

OTHER RECEIVABLES AND OTHER ASSETS                                           2,755                        2,849
                                                                      ------------                 ------------

            TOTAL ASSETS                                              R$    35,770                 R$    36,984
                                                                      ------------                 ------------

                         LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
   Notes payable                                                      R$     4,484                 R$     6,317
   Accounts payable and accrued expenses                                     4,191                        5,295
   Payroll and related accruals                                              1,778                        2,645
   Taxes, other than income taxes                                              490                        1,155
   Deferred income                                                             609                          637
   Contingencies and taxes in litigation (note 4)                            5,399                        5,901
   Other current liabilities                                                   724                          307
                                                                      ------------                 ------------

            TOTAL CURRENT LIABILITIES                                       17,675                       22,257

NOTES PAYABLE, less current portion                                          1,959                           --

DEFERRED INCOME, less current portion                                        1,770                        1,761

CONTINGENCIES AND TAXES IN LITIGATION, less
  current portion (note 4)                                                  18,125                       14,173

OTHER LIABILITIES                                                              211                          303
                                                                      ------------                 ------------

            TOTAL LIABILITIES                                               39,740                       38,494
                                                                      ------------                 ------------

SHAREHOLDERS' EQUITY (DEFICIENCY):
  Preferred stock, $.01 par value, 5,000 shares authorized; no
     shares issued                                                              --                           --
  Common stock, $.0001 par value, 40,000,000 shares authorized;
  7,542,790 shares issued and outstanding                                        1                            1
  Additional paid-in capital                                                59,297                       59,297
  Deficit                                                                  (62,300)                     (59,614)
  Accumulated comprehensive loss                                              (968)                      (1,194)
                                                                      ------------                 ------------

            TOTAL SHAREHOLDERS' EQUITY (DEFICIENCY)                         (3,970)                      (1,510)
                                                                      ------------                 ------------
            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)   R$    35,770                 R$    36,984
                                                                      ------------                 ------------








                 See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARY

Consolidated Statements of Operations (Unaudited)
(in thousands of Brazilian Reais, except share amounts)





                                                                     Six Months Ended June 30,
                                                                 ---------------------------------
                                                                    2003                  2002
                                                                 -----------           -----------
                                     STORE RESULTS

Net Restaurant Sales                                             R$   29,349           R$   31,831
Store Costs and Expenses
   Food, Beverage and Packaging                                      (11,892)              (12,754)
   Payroll & Related Benefits                                         (6,820)               (6,927)
   Restaurant Occupancy                                               (3,628)               (4,214)
   Contracted Services                                                (4,023)               (4,063)
   Other Store Costs and Expenses                                       (982)               (1,117)
Total Store Costs and Expenses                                       (27,345)              (29,075)
                                                                 -----------           -----------
STORE OPERATING INCOME                                                 2,004                 2,756
                                                                 -----------           -----------

                                    FRANCHISE RESULTS

Net Franchise Royalty Fees                                       R$    3,103           R$    2,205
Franchise Costs and Expenses                                          (1,043)                 (629)
                                                                 -----------           -----------
FRANCHISE OPERATING INCOME                                             2,060                 1,576
                                                                 -----------           -----------

                                  MARKETING, GENERAL AND
                              ADMINISTRATIVE (EXPENSES) INCOME

   Marketing (Expenses) Income                                           107                  (431)
   Administrative Expenses                                            (3,137)               (3,958)
   Other Operating Income (Expenses)                                    (405)                  987
   Depreciation and Amortization                                      (1,742)               (1,880)

Total Marketing, G & A (Expenses) Income                              (5,177)               (5,282)
                                                                 -----------           -----------
OPERATING INCOME (LOSS)                                               (1,113)                 (950)
                                                                 -----------           -----------

   Interest Income (Expense)                                          (1,602)               (2,756)
   Foreign Exchage and Monetary Restatement Gain (Loss)                   29                (1,021)
                                                                 -----------           -----------

NET INCOME (LOSS)                                                R$   (2,686)          R$   (4,727)
                                                                 ===========           ===========

NET (LOSS) PER COMMON SHARE
  BASIC AND DILUTED                                              R$    (0.36)          R$    (1.09)
                                                                 ===========           ===========

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING:
    BASIC AND DILUTED                                              7,542,790             4,347,790
                                                                 ===========           ===========











                 See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARY

Consolidated Statements of Operations (Unaudited)
(In Thousands of Brazilian Reais, Except Share Amounts)





                                                                    Three Months Ended June 30,
                                                                 ---------------------------------
                                                                    2003                  2002
                                                                 -----------           -----------
                                      STORE RESULTS

Net Restaurant Sales                                             R$   13,902           R$   14,716
Store Costs and Expenses
   Food, Beverage and Packaging                                       (5,761)               (5,926)
   Payroll & Related Benefits                                         (3,356)               (3,390)
   Restaurant Occupancy                                               (1,833)               (2,072)
   Contracted Services                                                (1,914)               (1,953)
   Other Store Costs and Expenses                                       (305)                 (364)
Total Store Costs and Expenses                                       (13,169)              (13,705)
                                                                 -----------           -----------
STORE OPERATING INCOME                                                   733                 1,011
                                                                 -----------           -----------
                                       FRANCHISE RESULTS

Net Franchise Royalty Fees                                       R$    1,486           R$    1,036
Franchise Costs and Expenses                                            (593)                 (306)
                                                                 -----------           -----------
FRANCHISE OPERATING INCOME                                               893                   730
                                                                 -----------           -----------

                                      MARKETING, GENERAL AND
                                 ADMINISTRATIVE (EXPENSES) INCOME

   Marketing (Expenses) Income                                          (216)                  (82)
   Administrative Expenses                                            (1,623)               (1,770)
   Other Operating Income (Expenses)                                     880                   449
   Depreciation and Amortization                                        (859)                 (899)

Total Marketing, G & A (Expenses) Income                              (1,818)               (2,302)
                                                                 -----------           -----------
OPERATING INCOME (LOSS)                                                 (192)                 (561)
                                                                 -----------           -----------

   Interest Income (Expense)                                            (784)               (1,511)
   Foreign Exchage and Monetary Restatement Gain (Loss)                  380                (1,133)
                                                                 -----------           -----------

NET INCOME (LOSS)                                                R$     (596)          R$   (3,205)
                                                                 ===========           ===========

NET (LOSS) PER COMMON SHARE
  BASIC AND DILUTED                                              R$    (0.08)          R$    (0.64)
                                                                 ===========           ===========

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING:
    BASIC AND DILUTED                                              7,542,790             4,972,790
                                                                 ===========           ===========








                 See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARY

Consolidated Statements of Comprehensive Loss (Unaudited)
(In Thousands of Brazilian Reais)





                                                   Six Months Ended June 30,          Three Months Ended June 30,
                                                  --------------------------          --------------------------
                                                    2003             2002              2003               2002
                                                  --------          --------          --------          --------
Net Loss                                          R$(2,686)         R$(4,727)         R$  (596)         R$(3,205)
Other comprehensive income (loss):
  Foreign currency trans226ion adjustment              226               (70)              177               (71)
                                                  --------          --------          --------          --------
ComprehensR$e Loss                                R$(2,460)         R$(4,797)         R$  (419)         R$(3,276)
                                                  ========          ========          ========          +=======















                 See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARY

Consolidated Statements of Changes In Shareholders' Equity (Unaudited) (In Thousands of Brazilian Reais)






                                               Common Stock            Additional                      Accumulated
                                       --------------------------        Paid-In                      Comprehensive
                                         Shares        Par Value         Capital       (Deficit)          Loss              Total
                                       ----------      ----------      ----------      ----------     -------------      ----------
Balance, Decembember 31, 2002           7,542,790      R$       1      R$  59,297      R$ (59,614)      R$  (1,194)      R$  (1,510)

Net loss                                       --              --              --          (2,686)              --           (2,686)

Cumulative translati-n adjustment              --              --              --              --              226              226
                                       ----------      ----------      ----------      ----------       ----------       ----------

Balance, June 30, 2003                  7,542,790      R$       1      R$  59,297      R$ (62,300)      R$    (968)      R$  (3,970)
                                       ==========      ==========      ==========      ==========       ==========       ==========














                 See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)
(In Thousands of Brazilian Reais)



                                                                             Six Months Ended June 30,
                                                                             ---------------------------
                                                                              2003                2002
                                                                             -------             -------
CASH FLOW FROM OPERATING ACTIVITIES:
 Net (loss)                                                                 R$(2,686)           R$(4,727)
 Adjustments to reconcile net (loss)  to cash provided by
   (used in) operating activities:

   Depreciation and amortization                                               1,742               1,881
   (Gain) Loss on assets sold                                                     97                 466
   Contingences accrued                                                        2,045                  --
   Services provided in exchange for shares                                      123                  --

Changes in assets and liabilities:
  (Increase) decrease in:
    Accounts receivable                                                           59                (234)
    Inventories                                                                  (64)                (30)
    Prepaid expenses and other current assets                                   (371)                 48
    Other assets                                                                  94                (378)
  (Decrease) increase in:
    Accounts payable and accrued expenses                                     (1,227)             (1,811)
    Payroll and related accruals                                                (867)                645
    Taxes other than income taxes                                                (22)              1,442
    Other liabilities                                                            325                 516
    Contingencies and taxes in litigation                                        762                  --
    Deferred income                                                              (19)               (318)
                                                                             -------             -------

            CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES                 (9)             (2,500)
                                                                             -------             -------

CASH FLOW FROM INVESTING ACTIVITIES:
 Additions to property and equipment                                          (1,192)               (773)
 Proceeds from sale of property, equipment and deferred charges                  248

            CASH FLOWS (USED IN) INVESTING ACTIVITIES                           (944)               (773)
                                                                             -------            --------

CASH FLOW FROM FINANCING ACTIVITIES:
Net Borrowings (Repayments) under lines of credit                                126              (1,932)
 Proceeds from issuance of shares of common stock                                 --               4,172
                                                                            --------            --------
            CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                          126               2,240
                                                                            --------            --------
EFFECT OF FOREIGN EXCHANGE RATE                                                  226                 (70)
                                                                            --------            --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            (601)             (1,103)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               1,461               2,267
                                                                            --------            --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  R$   860            R $1,164
                                                                            ========            ========













                 See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)
(In Thousands of Brazilian Reais)

         NOTE 1 - FINANCIAL STATEMENT PRESENTATION

                The accompanying financial statements have been prepared by Brazil Fast Food Corp. (the "Company"), without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2003 and for all periods presented have been made. The results of operations for the periods ended June 30, 2003 and 2002 are not necessarily indicative of the operating results for a full year. Unless otherwise specified all references in these financial statements to (i ) "Reais" or "R$" are to the Brazilian Real (singular), or to Brazilian Reais (plural), the legal currency of Brazil, and (ii ) "U.S. Dollars" or "$" are to United States' dollars.

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


         NOTE 2 - MANAGEMENT PLANS REGARDING GOING CONCERN

                Since the acquisition of Venbo Comercio de Alimentos Ltda. in 1996, the Company has sustained net losses totaling approximately R$62,300 and at June 30, 2003, consolidated current liabilities exceed consolidated current assets by R$9,699.

                To date, the Company has been dependent upon its initial capital, additional equity and debt financing to fund its operating losses and capital needed for expansion. Currently, the Company has approximately R$700 of unused credit line.

                During 2002, the Company received net proceeds in amount of R$8,829 which were used to reduce its debt, including debt with private individuals, debt with financial institutions in Brazil, and past due accounts payable with suppliers and others.

                Management plans to address its immediate and future cash flow needs by focusing on a number of areas including: the continued sale of non-profitable company-owned stores; reduction of expenses including headcount optimization; the continued expansion of its franchisee base, which will generate additional cash flows from royalties and franchise fees without significant capital expenditure; the introduction of new programs, such as a delivery call center, an internet delivery service, menu expansion to meet customer demand and rebate from suppliers. In order to act on these plans and sustain current operations, the Company has, in the past, been dependent upon the continued forbearance of its creditors, as well as additional financing.

                There can be no assurance that management's plans will be realized, or that additional financing will be available to the Company when needed, or at terms that are desirable. Furthermore, while the Company is currently in full compliance with agreements with the creditors, there can be no assurance that the Company will not be forced to seek the forbearance of its creditors in the future, or that it will locate suitable new franchisees, or desirable locations for new franchisees to open stores. The Company's ability to further reduce expenses and head count is directly impacted by its need to maintain an infrastructure to support its current and future chain of locations. The Company's ability to remarket Company-owned stores to franchisees, and to generate cash flows from such activities, is impacted by the ability to locate suitable buyers with the interest and capital to complete such transactions, and by the time to complete such sales. Additionally, the Company's ability to achieve its plans is further impacted by the instability of the economic environment in Brazil, which has a direct impact on the desire and ability of consumers to visit fast food outlets. The Company is also dependent upon the continued employment of key personnel. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

         NOTE 3 - RECLASSIFICATION

                The consolidated Balance Sheet as of December 31, 2002, as well as the consolidated statement of operation for the three and six month periods ended June 30, 2002, have been restated to conform with the current quarter presentation.

         NOTE 4 - OTHER LIABILITIES AND LITIGATION

                During 1999, certain Brazilian taxes levied on the Company were not paid. In the second quarter of 2000, the Company reached an agreement with the state government to parcel unpaid taxes in sixty months, interest free, in amounts indexed to Brazil's UNIDADE FISCAL DE REFERENCIA, which is currently 12% per year. In the same period, the Company applied to join a tax amnesty program and was accepted by the Brazilian Federal government (REFIS). Through this program, 1999 past due federal taxes ARE being paid in monthly installments equivalent to 1.2% of the Company's gross sales, with interest accruing at rates set by the Brazilian Federal government, currently 12% per year.

                All installments related to those agreements have been paid on a timely basis. During six MONTHS ended June 30, 2003, the Company paid approximately R$ 357 related to such Brazilian Federal tax amnesty program and approximately R$1.086 related to Rio de Janeiro state government agreement.

                In the end of 2001 and beginning 2002 the Company did not pay some other state and Federal taxes. In addition, Brazilian Social Securities Authorities applied penalties against the Company, by charging certain operating transactions not covered by the Company's previous calculation of Social Security contributions.

                During December 2002, the Company applied to join and was accepted to another tax amnesty program offered by the Rio de Janeiro state government, through which the Company will parcel unpaid 2001 and 2002 state taxes, in one hundred and twenty months, interest free, in amounts indexed to Brazil's UNIDADE FISCAL DE REFERENCIA, which is currently 12% per year.

                During June 2003 the Brazilian Government had implemented another tax amnesty, to which the Company is in the process of appliance. Through this program unpaid 2002 federal taxes, as well as the Social Security penalties, may be paid in monthly installments equivalent to 1.5% of the Company's gross sales, with interest accruing at rates set by the Brazilian Federal government, currently 12% per year.

                Since June 2002, the Company has paid all its current taxes on a timely basis.

                During 2001, the Company claimed in Brazilian court that their lease financing contracts with IBM Leasing should not have their principal amounts indexed to the US dollar, but instead stated in Brazilian Reais bearing interest of 12% per annum. While awaiting the court's determination, we have deposited all installment payments due under our lease financing agreements with the court in reais, inclusive of 12% per annum interest, until November, 2002, the end of the contract term. However, the Company accrued contracted amounts at June 30, 2003. Such lawsuit is in its initial phase.

                Liabilities related to tax amnesty programs and litigation consist of the following:




                                                June 30,                                         December 31,
                                                  2003                                               2002
                                --------------------------------------------      -------------------------------------------
                                                                   Long                                               Long
                                Total            Current           Term            Total            Current           Term
                              Liability         Liability        Liability        Liability        Liability        Liability
                              ---------         ---------        ---------        ---------        ---------        ---------
Social security tax
   debts - restated            R$ 6,170               --         R$ 6,170         R$ 1,365               --         R$ 1,365
Social tax charged
    on revenues                   3,791            3,791               --            3,816            3,816               --
Reassessed value-
   added tax                      4,984              892            4,092            5,987            1,125            4,862
REFIS                             4,826              716            4,110            5,082              960            4,122
IBM Leasing litigation            3,143               --            3,143            3,187               --            3,187
Other litigation                    610               --              610              637               --              637
                               --------          -------          -------          -------          -------          -------

TOTAL                          R$23,524         R$ 5,399         R$18,125         R$20,074         R$ 5,901         R$14,173
                               ========         ========         ========         ========         ========         ========


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

         NOTE 6 - SERVICES PROVIDED IN EXCHANGE OF COMMON SHARES

                In May, 2002 the Company entered into an agreement requiring the Company to retain the services of either Ricardo Bomeny, or an entity of which he is a principal, to manage the Company's subsidiary day-to-day operations for a term of two years. For such services the consultant will receive 20,000 shares of the Company`s common stock for each of the first twelve months of such two-year term, a sum in cash for the second twelve months of such term in a amount to be mutually agreed upon at a future date, and an additional 260,000 shares at the end of the two-year term conditioned upon the attainment of specified targets. During the six months ended June 30, 2003 the Company charged R$123 to operating results related to those services. Such amount is a result of number of shares owed on accrual basis during the first semester of 2003, multiplied by their average fair value.


         NOTE 7 - STOCK OPTION PLAN ACTIVITY

                During the six months ended June 30, 2003, there were no options granted or canceled under the Company's Stock Option Plan.

                Under the Company's Stock Option Plan, options to purchase a total of 28,125 shares have expired during the six months ended June 30, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OUR BUSINESS

         Through our wholly-owned subsidiary, Venbo Comercio de Alimentos Ltda., a Brazilian limited liability company which conducts business under the trade name "Bob's," we own and, directly and through franchisees, operate the second largest chain of hamburger fast food restaurants in Brazil


RESULTS OF OPERATIONS - COMPARISON OF THREE AND SIX MONTHS ENDED
JUNE 30, 2003 AND 2002

For the first quarter onward, the Company has reformatted its consolidated statement of operations in order to improve the quality of analysis. Basically, the reformatted statement differs from the previous one when segregated the earnings provided by Company's operated stores business from the earnings provided by franchise business. However, all the operating figures were stated as a percentage of the Net Restaurant Sales because the Company believes that, in general, either kind of business (restaurant operations or franchise net earns) move towards Net Restaurant Sales evolution, and, accordingly, cost and expenses should be analyzed in conjunction with such evolution.

The consolidated statement of operation for the three and six month period ended June 30, 2002, has been restated to conform with the current presentation.

The following table sets forth certain operating data for the periods of three and six months ended June 30, 2003 and 2002.



                                        Six Months                      Six Months                   Three Months
                                           Ended                           Ended                         Ended
                                       June 30, 2003         %         June 30, 2002      %          June 30, 2003       %
                                       -------------       -----       -------------    -----        -------------     -------
   STORE RESULTS

Net Restaurant Sales                   R$ 29,349,000       100.0%     R$ 31,831,000     100.0%      R$ 13,902,000         100%
Store Costs and Expenses
   Food, Beverage and Packaging          (11,892,000)      -40.5%       (12,754,000)    -40.1%         (5,761,000)      -41.4%
   Payroll & Related Benefits             (6,820,000)      -23.2%        (6,927,000)    -21.8%         (3,356,000)      -24.1%
   Restaurant Occupancy                   (3,628,000)      -12.4%        (4,214,000)    -13.2%         (1,833,000)      -13.2%
   Contracted Services                    (4,023,000)      -13.7%        (4,063,000)    -12.8%         (1,914,000)      -13.8%
   Other Store Costs and Expenses           (982,000)       -3.3%        (1,117,000)     -3.5%           (305,000)       -2.2%
Total Store Costs and Expenses           (27,345,000)      -93.2%       (29,075,000)    -91.3%        (13,169,000)      -94.7%
STORE OPERATING INCOME                     2,004,000         6.8%         2,756,000       8.7%            733,000        -5.3%
                                       -------------       -----       ------------     -----         -----------       -----

 FRANCHISE RESULTS

Net Franchise Royalty Fees              R$ 3,103,000       -10.0%      R$ 2,205,000     - 6.9%        R$1,486,000        10.7%
Franchise Costs and Expenses              (1,043,000)      - 3.6%          (629,000)    - 2.0%           (593,000)       -4.3%
FRANCHISE OPERATING INCOME                 2,060,000         7.0%         1,576,000       5.0%            893,000         6.4%
                                       -------------       -----       ------------     -----         -----------       -----

  MARKETING, GENERAL AND
ADMINISTRATIVE (EXPENSES) INCOME

   Marketing (Expenses) Income               107,000         0.4%          (431,000)     -1.4%           (216,000)       -1.6%
   Administrative Expenses                (3,137,000)      -10.7%        (3,958,000)    -12.4%         (1,623,000)      -11.7%
   Other Operating Income
    (Expenses)                              (405,000)       -1.4%           987,000      -3.1%            880,000         6.3%
   Depreciation and Amortization          (1,742,000)       -5.9%        (1,880,000)     -5.9%           (859,000)       -6.2%
Total Marketing, G & A (Expenses)
    Income                                (5,177,000)      -17.6%        (5,282,000)    -16.6%         (1,818,000)      -13.1%
                                       -------------                   ------------                   -----------
OPERATING INCOME (LOSS)                   (1,113,000)                      (950,000)                     (192,000)
                                       -------------                   ------------                   -----------

   Interest Income (Expense)              (1,602,000)       -5.5%        (2,756,000)      -8.7%          (784,000)       -5.6%
   Foreign Exchage and Monetary
    Restatement- Gain (Loss)                  29,000         0.1%        (1,021,000)      -3.2%           380,000         2.7%
                                       -------------       -----        -----------     -----         -----------       -----

NET INCOME (LOSS)                      R$ (2,686,000)       -9.2%      R$(4,727,000)    -14.9%        R$ (596,000)       -4.3%
                                       -------------       -----       ------------     -----         -----------       -----


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

The new Brazilian President took office in January 2003 starting to take acts - which includes the discussion of implementing structural reforms- in order to reverse the previous year-end scenario. In response to such acts, the Brazilian inflation started to decline and the Brazilian Real valuated against the US Dollar during the 2003. However, fiscal and monetary policies from the Brazilian Central Bank have remained austere and the return of economic growth, despite being expected, was postponed.

These policies increased unemployment rates in major metropolitan areas (Rio de Janeiro and Sao Paulo), and decreases in average take-home income, negatively impacting our restaurant sales and results of our operations for the first semester of 2003.


STORE RESULTS

Net Restaurant Sales

         Net restaurant sales for our company-owned retail outlets decreased R$ 2,482,000 or 7.8%, to R$29,349,000 for the six months ended June 30, 2003 as compared to R$31,831,000 for the six months ended June 30, 2002. Same store sales increased approximately 0.3% for the six months ended June 30, 2003 as compared to the same period of 2002.

         Net restaurant sales for our company-owned retail outlets decreased R$ 814,000 or 5.5 %, to R$13,902,000 for the three months ended June 30, 2003 as compared to R$14,716,000 for the three months ended June 30, 2002. Same store sales increased approximately 1.2% for the three months ended June 30, 2003 as compared to the same period of 2002.

         Same store sales increases are mainly attributable to an average increase of 17% in the sales prices of our products since June 30, 2002, which, actually, hides a reduction of products sold from period to period. The reduction of products sold has been provoked by lower consumer spending due to macro economic factors described above, as well as a stronger competition in metropolitan areas such as Rio de Janeiro AND Sao Paulo.

         The year-to-year decreases on total Net Restaurant Sales are also attributable to the reduction of our company-owned retail outlets from 66 as of June 30, 2002 to 60 as of June 30, 2003.

         The company closed 1 owned-operated outlet during the period between June 30, 2002 and June 30, 2003, sold 6 outlets to franchisees and opened 1 new outlet. This reflects the company's strategy to limit company direct operations to highly profitable outlets, and to focus on the growth of franchises, which management anticipates will significantly reduce the level of the Company's future capital expenditures.

        In addition, the Company is working on marketing campaigns and on personnel motivation in order to improve restaurant sales.

Food, Beverage and Packaging Costs

         As a percentage of net restaurant sales, food, beverage and packaging costs were (40.5%) and (40.1%) for the six months ended June 30, 2003 and 2002, respectively.

         As a percentage of net restaurant sales, food, beverage and packaging costs were (41.4%) and (40.3%) for the three months ended June 30, 2003 and 2002, respectively.

         Food, beverage and packaging costs increases from period to period, are mainly attributable to increases on purchase prices of soft drinks, meat, ice cream and French fries. Those increases were partially offset by long term agreements celebrated with some suppliers and rebates negotiations.

Payroll & Related Benefits

         As a percentage of net restaurant sales, store payroll and related benefits increased from (21.8%) for the six months ended June 30, 2002 to (23.2%) for the same period ended June 30, 2003.

         As a percentage of net restaurant sales, store payroll and related benefits increased from (23.0%) for the three months ended June 30, 2002 to (24.1%) for the same period ended June 30, 2003.

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

Restaurant Occupancy Costs and Other Expenses

         Restaurant occupancy costs and other expenses expressed as a percentage of net restaurant sales were approximately (12.4%) and (13.2%) for the six months ended June 30, 2003 and 2002, respectively.

         Restaurant occupancy costs and other expenses expressed as a percentage of net restaurant sales were approximately (13.2%) and (14.1%) for the three months ended June 30, 2003 and 2002, respectively.

         These decreases are mainly attributable to temporary and permanent reduction of the occupancy cost of some of our stores, as well as to the closing of one unprofitable store which had extremely high lease costs. On the other hand, increases in our minimum rent obligations, which are indexed to Brazilian inflation, currently at 28.2% per annum, partially offset such decreases.

Contracted Services

         Expenses related to contracted services expressed as a percentage of net restaurant sales were approximately (13.7%) and (12.8%) for the six months ended June 30, 2003 and 2002, respectively.

         Expenses related to contracted services expressed as a percentage of net restaurant sales were approximately (13.8%) and (13.3%) for the three months ended June 30, 2003 and 2002, respectively.

         These increases are mainly attributable to increases in utility costs, mainly electricity rate increases of 19%, as well as higher delivery costs. The effect of those increases were partially offset by reduction obtained on maintenance service contracts.

Other Store Cost and Expenses

         Other store cost and expenses expressed as a percentage of net restaurant sales were approximately (3.3%) and (3.5%) for the six months ended June 30, 2003 and 2002, respectively.

         Other store cost and expenses expressed as a percentage of net restaurant sales were approximately (2.2%) and (2.5%) for the three months ended June 30, 2003 and 2002, respectively.

         Other store cost and expenses remained almost constant from period to period.

FRANCHISE RESULTS

Net Franchise Royalty Fees

         Net franchise royalty fees increased R$898,000 or 40.7%, to R$3,103,000 for the six months ended June 30, 2003 as compared to R$2,205,000 for the six months ended June 30, 2002 and increased R$450,000 or 43.4%, to R$1,486,000 for the three months ended June 30, 2003 as compared to R$1,036,000 for the three months ended June 30, 2002.

         This increase is mainly attributable to the growth of our franchise business from 209 retail outlets as of June 30, 2002 to 255 as of June 30, 2003.

         From the period of July 1, 2002 to June 30, 2003, the Company sold 6 of its restaurants to franchisees. These stores had either low profitability or, in some cases, operating losses. The Company's historical experience has shown that franchisee administration can enhance the profitability of such stores, primarily as a result of:

         - lower taxation (tax incentives from Federal and state governments to small companies)

         -        better knowledge of specific markets and their local customs -

         -        lower operating expenses.

Franchise Costs and Expenses

         Franchise cost and expenses expressed as a percentage of net restaurant sales were approximately (3.6%) and (2.0%) for the six months ended June 30, 2003 and 2002, respectively, and (4.3%) and (2.1%) for the three months ended June 30, 2003 and 2002, respectively

Such increases are, in general, attributable to the growth of franchise network and to an improvement on the Company's policy of following the operation of its franchisees: our supervisors responsible for franchised stores had increased the number of visits all around the Brazilian territory which, in turn, increased traveling expenses.

In addition, the Company's franchise department had its payroll costs increased, basically for the same reasons described above in the topic STORE RESULTS - Payroll and related benefits.

MARKETING, GENERAL AND ADMINISTRATIVE (EXPENSES) INCOME

Marketing income (expenses)

         As a percentage of net restaurant sales, marketing (expenses) income were approximately 0.4% and (1.4%) for the six months ended June 30, 2003 and 2002, respectively.

         As a percentage of net restaurant sales, marketing (expenses) income were approximately (1,6%) and (0.6%) for the three months ended June 30, 2003 and 2002, respectively.

         The reversal from net marketing expense for the six months ended June 30, 2002 to net marketing income for the six months ended June 30, 2003 is mainly attributable to (i) an optimization of marketing investments; (ii)cost reduction measures and (iii) growth of the franchise network which increased such franchisees' contributions to our marketing efforts.

         The increase for the three-month period is due to higher expenses derived by an intensive promoting campaign of new products on the Company's menu.

General and Administrative Expenses

         As a percentage of restaurant sales, general and administrative expenses were approximately (10.7%) and (12.4%) for the six months ended June 30, 2003 and 2002, respectively and approximately (11.7%) and (12.0%) for the three months ended June 30, 2003 and 2002, respectively.

         These decreases are mainly attributable to reductions or non-renewal of a great number of outsourced administrative services, such as payroll processing, legal, accounting and auditing services.

Other Operating Income (Expenses)

         Other operating income (expenses) are mainly comprised of the initial fees paid by our franchisees, as well as income derived from suppliers pursuant to terms of certain exclusivity agreements, net result of assets sold and non recurring income or expenses

         Other operating income (expense) expressed as a percentage of net restaurant sales reversed from 3.1%, for the six months ended June 30, 2002 to (1.4%) for the six months ended June 30, 2003.

         Such reversal was mainly attributable to non-recurring expenses in amount of R$2,690,000 recorded during the first quarter of 2003 related to a provision for fines that may be applied against the Company (in addition to those recognized at the end of fiscal 2002) by the Brazilian Social Security Authorities, which charged certain operating transactions not covered by the Company's previous calculation of Social Security contributions and restated such unpaid debt. On the other hand, also during the first quarter of 2003, the Company recorded a non-recurring gain of R$643,000 related to a reversal of accrued Delware Franchise Taxes derived from a review on such tax computation.

         Other operating income (expense) expressed as a percentage of net restaurant sales was 3.1%, for the three months ended June 30, 2002 and 6.3% for the three months ended June 30, 2003.
         The increase from period to period is due to a great number of rebate agreements with suppliers during 2003.

Depreciation and Amortization

         As a percentage of net restaurant sales, depreciation and amortization were approximately 5.9% and 5.9% for the six months ended June 30, 2003 and 2002, respectively.

         As a percentage of net restaurant sales, depreciation and amortization were approximately 6.2% and 6.1% for the three months ended June 30, 2003 and 2002, respectively.

         Depreciation and amortization expenses, generally, remained at constant levels for the six months and three months ended June 30, 2003 when contrasted with the comparable period in 2002.

INTEREST INCOME (EXPENSES) AND FOREIGN EXCHANGE GAIN (LOSS)

Interest Income and Expenses

         As a percentage of net restaurant sales, net interest expense were approximately (5.5)% and (8.7)% for the six months ended June 30, 2003 and 2002, respectively.

         As a percentage of net restaurant sales, net interest expense were approximately (5.6)% and (10.3)% for the three months ended June 30, 2003 and 2002, respectively.

         The percentage decreases for the six and three months ended June 30, 2003 as compared to the same period in 2002 is primarily attributable to reduction of the level of our bank indebtedness.

Foreign Exchange and Monetary Restatement Gain (Loss)

         As a percentage of net restaurant sales, net foreign exchange and monetary restatement gain and/or losses were approximately 0.1% and (3.2)% for the six months ended June 30, 2003 and 2002, respectively.

         As a percentage of net restaurant sales, net foreign exchange gain and/or losses were approximately 2.7% and (7.7)% for the three months ended June 30, 2003 and 2002, respectively.

         The reversal from net losses during the periods of 2002 to net gains during the periods of 2003 is primarily attributable to valuation of the Brazilian Real against the US Dollar during the periods of three and six month ended June 30, 2003 contrasted to A DEVALUATION OF the Brazilian Real against the US Dollar in the same periods of 2002. Those effects of foreign exchange gain or losses are derived from the restatements of our obligations denominated in U.S. Dollars.

LIQUIDITY AND CAPITAL RESOURCES

Since March 1996, we have funded our cumulative operating losses of R$62,300,000 and made acquisitions of businesses and capital improvements (including remodeling of our retail outlets) by using cash remaining at the closing of our acquisition of Venbo, by borrowing funds from various sources and from private placements of securities. As of June 30, 2003, we had cash on hand of R$860,000 and a working capital deficiency of R$9,699,000.

For the SEMESTER ended June 30, 2003, we had net cash used in operating activities of R$9,000, net cash used in investing activities of R$944,000 and net cash provided by financing activities of R$126,000. Net cash used in investing activities was primarily the result of our investment in property and equipment to improve our retail operations, mainly on remodeling two great Company's operated stores. Net cash provided by financing activities was a result of rescheduling our financing debts.

Our earnings before interest, taxes, depreciation and amortization (EBITDA) were approximately R$629,000 for the period of six months ended June 30, 2003 and approximately positive R$930,000 for the same period ended June 30, 2002. EBITDA is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, either loss from operations or net loss as an indicator of operating performance or cash flows as a measure of liquidity, as determined in accordance with accounting principles generally accepted in the United States.
Our cash resources are currently used primarily to pay for the servicing costs on our debt obligations, which costs have increased significantly due to increased interest rates in Brazil charged on short-term debt and the devaluation of the Real against the U.S. Dollar during the fiscal 2002. Our debt obligations as of June 30, 2003 were as follows:

                                         June 30,
                                          2003
                                     ----------------

Revolving lines of credit (a)        R$     2,433,000

Mortgages payable (b)                         736,000
Notes payable linked to
  fixed assets acquisitions (c)             3,230,000


Other notes payable                            44,000
                                     ----------------
                                            6,443,000

Less:  current portion                    (4,484,000)
                                     ----------------
                                     R$     1,959,000
                                     ================


At June 30, 2003, future maturities of notes payable are as follows:

          Fiscal
           Year
  ----------------------

  Remaining 2003                     R$     3,848,000

                   2004              R$       940,000
                   2005              R$       940,000
                   2006              R$       715,000
                                     ----------------
                                            6,443,000
                                     ================

-----------

         (a) Due on demand from various Brazilian financial institutions as well as private individuals with interest rates raging from 25.6% to 29.3% per annum, and guaranteed by certain officers. Currently, the Company has approximately R$700,000 of unused credit line.

         (b) Amount due in September, 2003. Interest on this amount accrues at a rate of 25% per annum and is payable quarterly. Payment is secured by certain property with a carrying value of R$5,049,000 at June 30, 2003. Principal and interest are indexed to the U.S. Dollar, and are therefore susceptible to exchange rate variations between the U.S. Dollar and the Brazilian Real.

         (c) This credit facility was used to purchase three stores. Repayment of principal with respect to one of these stores is due in 12 monthly installments of R$25,000. Repayment of principal with respect to the other two stores is due in 37 monthly installments of R$46,000 in addition of 3 annual installments of R$408,000, starting January, 2004, ending January 2006. There is no interest charged on these borrowings. Principal is indexed to Brazilian inflation measured by IGP-M. This facility is secured by the fixed assets purchased.

In addition to the foregoing debt obligations, we are required to make certain payments on restructured past-due Brazilian state taxes of approximately R$4,984,000 and federal taxes of approximately R$4,826,000. Pursuant to settlements reached with Brazilian state taxing authorities in 2000 and 2002, we are required to make repayments over a ten-year period, interest free, in amounts indexed to Brazil's UNIDADE FISCAL DE REFERENCIA, which is currently 12.0% per annum. In addition, in 2000, we applied to, and were accepted by, the Brazilian federal government to join a tax amnesty program, which restructured our outstanding 1999 federal tax obligations into monthly payments equal to 1.2% of our gross sales, with interest accruing at a rate set from time-to-time by the Brazilian federal government (TJLP), which was 12.0% a.a. as of June 30, 2003. For the remaining fiscal 2003, we expect to pay approximately R$892,000 pursuant to the state tax settlement and approximately R$357,000 pursuant to the federal tax amnesty program.

The Company has other past due Federal Taxes which were not paid in the beginning of 2002, as well as fines applied against the Company by the Brazilian Social Securities Authorities, in the approximated amount of R$9,400,000, which are not covered by any of the above mentioned tax agreements. However, during June 2003 the Brazilian Government IMPLEMENTED another tax amnesty, to which the Company APPLIED. Through this program unpaid 2002 federal tax, as well as the Social Security penalties, may be paid in monthly installments equivalent to 1.5% of the Company's gross sales, with interest accruing at rates set by the Brazilian Federal government, currently 12% per year.

Since June 2002, the Company has paid all its current taxes on a timely basis.

The Company has also long-term contractual obligations in the form of operating lease obligations related to Company-operated outlets.

The future minimum lease payments under those obligations with an initial or remaining noncancelable lease terms in excess of one year at June 30, 2003 are as follows:

                            Fiscal Year       Amount
                            -----------       ------

                               2003         2,508,000
                               2004         1,966,000
                               2005         1,560,000
                               2006         1,033,000
                               2007           284,000
                            Thereafter        153,000

Rent expense was R$2,587,000 for the semester ended JUNE 30, 2003.

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


          Fiscal Year         Contractual Leases      Fiscal Debt *       Loans Payable        Total
          -----------         ------------------      -------------       -------------       ---------
         Remaining 2003            2,508,000              826,000          3,848,000          7,182,000
                   2004            1,966,000            2,085,000            940,000          4,991,000
                   2005            1,560,000            2,085,000            940,000          4,585,000
                   2006            1,033,000            2,085,000            715,000          3,833,000
                   2007              284,000            2,085,000                 --          2,369,000
             Thereafter              153,000              644,000                 --            797,000

------------------

* Does not include fiscal debt, which were not reschedule yet, in the amount of R$9,400,000.

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


GOING CONCERN ISSUE

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


FORWARD-LOOKING STATEMENTS

         Forward-looking statements in this report, including statements relating, among other things, to our business plans, business and growth strategies, objectives, expectations, trends, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "believe," "expect," "anticipate" and similar expressions identify forward-looking statements, which speak only as of the date the statement is made. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Investors are cautioned that such forward-looking statements involve risks and uncertainties, some or all of which cannot be predicted or quantified and are beyond our control, including, without limitation, those risks and uncertainties described in the risk factors set forth in certain of our periodic filings with the Securities and Exchange Commission, including the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on April 15, 2003. Investors are urged to read such periodic filings and the risk factors contained in those filings.

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

ITEM 4. CONTROLS AND PROCEDURES.

         Under the supervision and with the participation of management, including Ricardo Figueiredo Bomeny (serving as the Company's Chief Executive Officer and Acting Chief Financial Officer), the Company has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14, as of June 30, 2003. Based upon that evaluation, Mr. Bomeny has concluded that the Company's disclosure controls and procedures are effective in timely alerting him to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

         There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

                           PART II--OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          Not applicable.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

ITEM 5.   OTHER INFORMATION

          Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)     Exhibits

                  Exhibit 31.1  --  Certification of Ricardo Figueiredo Bomeny
                                    Pursuant to Section 302

                  Exhibit 32.1  --  Certification of Ricardo Figueiredo Bomeny
                                    Pursuant to Section 906

          (b)     Reports on Form 8-K

                  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2003

                                       Brazil Fast Food Corp.
                                               (Registrant)

                                       By: /s/ Ricardo Figueiredo Bomeny
                                           ----------------------------------
                                       Ricardo Figueiredo Bomeny
                                       Chief Executive Officer
                                       And Acting Chief Financial Officer