Form 10-Q
period 2003-09-30
BRAZIL FAST FOOD CORP
filed 2003-11-19
CIK 914537

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

Commission File Number: 0-23278

Brazil Fast Food Corp.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3688737 (IRS Employer Identification No.)

Av. Brasil, 6431 — Bonsucesso, CEP 21040
360, Rio de Janeiro, Brazil
(Address of principal executive offices)

Registrant’s telephone number: 011 55 21 2564-6452

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒   No    ☐

     As of September 30, 2003 there were issued and outstanding 7,566,540 shares of the Registrant’s Common Stock, par value $0.0001.

BRAZIL FAST FOOD CORP. AND SUBSIDIARY

Consolidated Balance Sheets (Unaudited) (in thousands of Brazilian Reais, except share amounts)

	September, 30	December 31,

	2003	2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	R$664	R$1,461
Inventories	1,659	1,536
Accounts receivable
Clients	451	714
Franchisees	6,200	5,333
Allowance for doubtful accounts	(1,680)	(1,893)
Prepaid expenses	1,142	637
Other current assets	139	231

TOTAL CURRENT ASSETS	8,575	8,019

PROPERTY AND EQUIPMENT, NET	16,462	17,081
DEFERRED CHARGES, NET	8,161	9,035
OTHER RECEIVABLES AND OTHER ASSETS	2,636	2,849

TOTAL ASSETS	R$35,834	R$36,984

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
Notes payable	R$4,557	R$6,317
Accounts payable and accrued expenses	4,631	5,295
Payroll and related accruals	2,028	2,645
Taxes, other than income taxes	734	1,155
Deferred income	567	637
Commitments and litigation (note 4)	1,607	5,901
Other current liabilities	829	307

TOTAL CURRENT LIABILITIES	14,953	22,257

NOTES PAYABLE, less current portion	1,854	—
DEFERRED INCOME, less current portion	1,952	1,761
COMMITMENTS AND LITIGATION, less current portion (note 4)	21,410	14,173
OTHER LIABILITIES	220	303

TOTAL LIABILITIES	40,389	38,494

SHAREHOLDERS’ EQUITY (DEFICIENCY):
Preferred stock, $.01 par value, 5,000 shares authorized; no shares issued	—	—
Common stock, $.0001 par value, 40,000,000 shares authorized; 7,566,540 shares issued and outstanding	1	1
Additional paid-in capital	59,311	59,297
Deficit	(62,902)	(59,614)
Accumulated comprehensive loss	(965)	(1,194)

TOTAL SHAREHOLDERS’ EQUITY (DEFICIENCY)	(4,555)	(1,510)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)	R$35,834	R$36,984

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARY

Consolidated Statements of Operations (Unaudited) (in thousands of Brazilian Reais, except share amounts)

	Nine Months Ended September 30,

	2003	2002

STORE RESULTS
Net Restaurant Sales	R$43,742	R$46,612
Store Costs and Expenses
Food, Beverage and Packaging	(17,441)	(18,569)
Payroll & Related Benefits	(10,102)	(10,143)
Restaurant Occupancy	(5,483)	(6,368)
Contracted Services	(5,892)	(5,891)
Other Store Costs and Expenses	(1,301)	(1,455)
TOTAL STORE COSTS AND EXPENSES	(40,219)	(42,426)

STORE OPERATING INCOME	3,523	4,186

FRANCHISE RESULTS
Net Franchise Royalty Fees	R$4,663	R$3,367
Franchise Costs and Expenses	(1,537)	(872)

FRANCHISE OPERATING INCOME	3,126	2,495

MARKETING, GENERAL AND ADMINISTRATIVE (EXPENSES) INCOME
Marketing (Expenses) Income	(567)	(407)
Administrative Expenses	(4,655)	(5,459)
Other Operating Income (Expenses)	176	(52)
Depreciation and Amortization	(2,570)	(2,847)
TOTAL MARKETING, G & A (EXPENSES) INCOME	(7,616)	(8,765)

OPERATING INCOME (LOSS)	(967)	(2,084)

Interest Income (Expense)	(2,282)	(3,465)
Foreign Exchange and Monetary Restatement Gain (Loss)	(39)	(2,968)

NET INCOME (LOSS)	R$ (3,288)	R$ (8,517)

NET (LOSS) PER COMMON SHARE BASIC AND DILUTED	R$ (0.44)	R$ (1.67)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC AND DILUTED	7,546,748	5,106,123

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARY

Consolidated Statements of Operations (Unaudited) (In Thousands of Brazilian Reais, Except Share Amounts)

	Three Months Ended September 30,

	2003	2002

STORE RESULTS
Net Restaurant Sales	R$14,393	R$14,781
Store Costs and Expenses
Food, Beverage and Packaging	(5,549)	(5,814)
Payroll & Related Benefits	(3,282)	(3,218)
Restaurant Occupancy	(1,855)	(2,154)
Contracted Services	(1,869)	(1,828)
Other Store Costs and Expenses	(319)	(338)

TOTAL STORE COSTS AND EXPENSES	(12,874)	(13,352)

STORE OPERATING INCOME	1,519	1,429

FRANCHISE RESULTS
Net Franchise Royalty Fees	R$1,560	R$1,162
Franchise Costs and Expenses	(494)	(243)

FRANCHISE OPERATING INCOME	1,066	919

MARKETING, GENERAL AND ADMINISTRATIVE (EXPENSES) INCOME
Marketing (Expenses) Income	(674)	24
Administrative Expenses	(1,517)	(1,501)
Other Operating Income (Expenses)	580	(1,039)
Depreciation and Amortization	(828)	(966)
TOTAL MARKETING, G & A (EXPENSES) INCOME	(2,439)	(3,482)

OPERATING INCOME (LOSS)	146	(1,134)

Interest Income (Expense)	(680)	(709)
Foreign Exchange and Monetary Restatement Gain (Loss)	(68)	(1,948)

NET INCOME (LOSS)	R$(602)	R$(3,791)

NET (LOSS) PER COMMON SHARE
BASIC AND DILUTED	R$(0.08)	R$(0.57)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC AND DILUTED	7,554,665	6,622,790

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARY

Consolidated Statements of Comprehensive Loss (Unaudited) (In Thousands of Brazilian Reais)

	Nine Months Ended September 30,		Three Months Ended September 30,

	2003	2002	2003	2002

Net Loss	R$(3,288)	R$(8,517)	R$(602)	R$(3,791)
Other comprehensive income (loss):
Foreign currency translation adjustment	229	(680)	3	(610)

Comprehensive Loss	R$(3,059)	R$(9,197)	R$(599)	R$(4,401)

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARY

Consolidated Statements of Changes In Shareholders’ Equity (Unaudited) (In Thousands of Brazilian Reais)

	Common Stock		Additional		Accumulated
			Paid-In		Comprehensive
	Shares	Par Value	Capital	(Deficit)	Loss	Total

Balance, December 31, 2002	7,542,790	R$1	R$59,297	R$(59,614)	R$(1,194)	R$(1,510)
Net loss	—	—	—	(3,288)	—	(3,288)
Exercise of options	23,750		14			14
Cumulative translation adjustment	—	—	—	—	229	229

Balance, September 30, 2003	7,566,540	R$1	R$59,311	R$(62,902)	R$(965)	R$(4,555)

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited) (In Thousands of Brazilian Reais)

	Nine Months Ended September 30,

	2003	2002

CASH FLOW FROM OPERATING ACTIVITIES:
Net (loss)	R$(3,288)	R$(8,517)
Adjustments to reconcile net (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	2,570	2,847
(Gain) Loss on assets sold	147	2,746
Contingences accrued	2,045	—
Services provided in exchange for shares	120	—
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(1,257)	(798)
Inventories	(123)	(150)
Prepaid expenses and other current assets	(413)	(478)
Other assets	213	(644)
(Decrease) increase in:
Accounts payable and accrued expenses	(784)	(1,548)
Payroll and related accruals	(617)	1,131
Taxes other than income taxes	222	1,265
Other liabilities	439	276
Contingencies and taxes in litigation	255	—
Deferred income	121	(478)

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	(350)	(4,348)

CASH FLOW FROM INVESTING ACTIVITIES:
Additions to property and equipment	(1,654)	(951)
Proceeds from sale of property, equipment and deferred charges	870
CASH FLOWS (USED IN) INVESTING ACTIVITIES	(784)	(951)

CASH FLOW FROM FINANCING ACTIVITIES:
Net Borrowings (Repayments) under lines of credit	94	(3,816)
Proceeds from issuance of shares of common stock	—	8,829
Exercise of options	14	8,829

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	108	13,842

EFFECT OF FOREIGN EXCHANGE RATE	229	(680)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(797)	7,863
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,461	2,267

CASH AND CASH EQUIVALENTS AT END OF PERIOD	R$664	R$10,130

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited) (In Thousands of Brazilian Reais)

NOTE 1 — FINANCIAL STATEMENT PRESENTATION

The accompanying financial statements have been prepared by Brazil Fast Food Corp. (the “Company”), without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2003 and for all periods presented have been made. The results of operations for the periods ended September 30, 2003 and 2002 are not necessarily indicative of the operating results for a full year. Unless otherwise specified all references in these financial statements to (i ) “Reais” or “R$” are to the Brazilian Real (singular), or to Brazilian Reais (plural), the legal currency of Brazil, and (ii ) “U.S. Dollars” or “$” are to United States’ dollars.

Certain information and footnote disclosures prepared in accordance with generally accepted accounting principles and normally included in the financial statements have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

NOTE 2 — MANAGEMENT PLANS REGARDING GOING CONCERN

Since the acquisition of Venbo Comercio de Alimentos Ltda. in 1996, the Company has sustained net losses totaling approximately R$62,902 and at September 30, 2003, consolidated current liabilities exceed consolidated current assets by R$6,378.

To date, the Company has been dependent upon its initial capital, additional equity and debt financing to fund its operating losses and capital needed for expansion. Currently, the Company has approximately R$500 of unused credit line.

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

NOTE 3 — RECLASSIFICATION

The consolidated Balance Sheet as of December 31, 2002, as well as the consolidated statement of operation for the three and nine month periods ended September 30, 2002, have been restated to conform with the current quarter presentation.

NOTE 4 — COMMITMENTS AND LITIGATION

During 1999, certain Brazilian taxes levied on the Company were not paid. In the second quarter of 2000, the Company reached an agreement with the state government to parcel unpaid taxes in sixty months, interest free, in amounts indexed to Brazil’s UNIDADE FISCAL DE REFERENCIA, which is currently 12% per year. In the same period, the Company applied to join a tax amnesty program and was accepted by the Brazilian Federal government (REFIS). Through this program, 1999 past due federal taxes are being paid in monthly installments equivalent to 1.2% of the Company’s gross sales, with interest accruing at rates set by the Brazilian Federal government, currently 11.5% per year.

In the end of 2001 and beginning 2002 the Company did not pay some other state and Federal taxes. In addition, Brazilian Social Securities Authorities applied penalties against the Company, by charging certain operating transactions not covered by the Company’s previous calculation of Social Security contributions.

During December 2002, the Company applied to join and was accepted to another tax amnesty program offered by the Rio de Janeiro state government, through which the Company will parcel unpaid 2001 and 2002 state taxes, in one hundred and twenty months, interest free, in amounts indexed to Brazil’s UNIDADE FISCAL DE REFERENCIA, which is currently 12% per year.

During June 2003 the Brazilian Government had implemented another tax amnesty (PAES), to which the Company applied and is waiting for Government acceptance. Through this program the balance of the previous Federal tax amnesty program (REFIS) and unpaid 2002 federal tax, as well as the Social Security penalties, will be paid in monthly installments equivalent to 1.5% of the Company’s gross sales, with interest accruing at rates set by the Brazilian Federal government, currently 11.5% per year.

All installments related to those agreements have been paid on a timely basis. During nine months ended September 30, 2003, the Company paid approximately R$ 801 related to such Brazilian Federal tax amnesty programs and approximately R$1,532 related to Rio de Janeiro state government agreements.

Since June 2002, the Company has paid all its current taxes on a timely basis.

During 2001, the Company claimed in Brazilian court that their lease financing contracts with IBM Leasing should not have their principal amounts indexed to the US dollar, but instead stated in Brazilian Reais bearing interest of 12% per annum. While awaiting the court’s determination, the Company has deposited all installment payments due under our lease financing agreements with the court in reais, inclusive of 12% per annum interest. The installment payments ceased on November, 2002, the end of the contract term. Despite of been claiming to pay lower amounts, the Company has accrued the full contracted amounts as of September 30, 2003.

Liabilities related to tax amnesty programs and litigation consist of the following:

	September 30, 2003			December 31, 2002

			Long			Long
	Total	Current	Term	Total	Current	Term
	Liability	Liability	Liability	Liability	Liability	Liability

Social security tax debts — restated	R$0	—	—	R$1,365	—	R$1,365
Social tax charged on revenues	—	—	—	3,816	3,816	—
Reassessed value- added tax	4,581	892	3,689	5,987	1,125	4,862
REFIS	4,457	358	4,099	5,082	960	4,122
PAES	10,239	358	9,881	—	—	—
IBM Leasing litigation	3,144	—	3,144	3,187	—	3,187
Other litigation	597	—	597	637	—	637

TOTAL	R$23,017	R$1,607	R$21,410	R$20,074	R$5,901	R$14,173

NOTE 5 — PRIVATE PLACEMENT

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

On August 15, 2003 options to purchase an aggregate of 23,750 shares of common stock were exercised, having an aggregate purchase price of $4,512.50 equivalent to R$14.

NOTE 6 — SERVICES PROVIDED IN EXCHANGE OF COMMON SHARES

In May, 2002 the Company entered into an agreement requiring the Company to retain the services of either Ricardo Bomeny, or an entity of which he is a principal, to manage the Company’s subsidiary day-to-day operations for a term of two years. For such services the consultant will receive 20,000 shares of the Company`s common stock for each of the first twelve months of such two-year term, a sum in cash for the second twelve months of such term in a amount to be mutually agreed upon at a future date, and an additional 260,000 shares at the end of the two-year term conditioned upon the attainment of specified targets. During the nine months ended September 30, 2003 the Company charged R$120 to operating results related to those services. Such amount is a result of number of shares owed on accrual basis during the nine months of 2003, multiplied by their average fair value.

NOTE 7 — STOCK OPTION PLAN ACTIVITY

On August 15, 2003, under the Company’s Stock Option Plan, the Compensation Committee granted options to purchase 32,500 shares with an average exercise price of $.32, immediate vesting, and valued at average fair value of $10,075.00 using the Black Scholes option pricing model.

Also on August 15, 2003, options to purchase an aggregate of 23,750 shares of common stock were exercised, having an aggregate purchase price of $4,512.50 equivalent to R$14.

There were no options canceled during the nine months ended September 30, 2003, under the Company’s Stock Option Plan.

Under the Company’s Stock Option Plan, options to purchase a total of 28,125 shares have expired during the nine months ended September 30, 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OUR BUSINESS

     Through our wholly-owned subsidiary, Venbo Comercio de Alimentos Ltda., a Brazilian limited liability company which conducts business under the trade name “Bob’s,” we own and, directly and through franchisees, operate the second largest chain of hamburger fast food restaurants in Brazil

     RESULTS OF OPERATIONS — COMPARISON OF THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

     For the first quarter onward, the Company has reformatted its consolidated statement of operations in order to improve the quality of analysis. Basically, the reformatted statement differs from the previous one when segregated the earnings provided by Company’s operated stores business from the earnings provided by franchise business. However, all the operating figures were stated as a percentage of the Net Restaurant Sales because the Company believes that, in general, either kind of business (restaurant operations or franchise net earns) move towards Net Restaurant Sales evolution, and, accordingly, cost and expenses should be analyzed in conjunction with such evolution.

     The consolidated statement of operation for the three and nine month period ended September 30, 2002, has been restated to conform with the current presentation.

     The following table sets forth certain operating data for the periods of three and nine months ended September 30, 2003 and 2002. (Amount in Brazilian Reais)

	Nine Months		Nine Months
	Ended		Ended
	September 30, 2003%		September 30, 2002%

STORE RESULTS
Net Restaurant Sales	R$43,742,000	100.0%	R$46,612,000	100.0%
Store Costs and Expenses
Food, Beverage and Packaging	(17,441,000)	-39.9%	(18,569,000)	-39.8%
Payroll & Related Benefits	(10,102,000)	-23.1%	(10,143,000)	-21.8%
Restaurant Occupancy	(5,483,000)	-12.5%	(6,368,000)	-13.7%
Contracted Services	(5,892,000)	-13.5%	(5,891,000)	-12.6%
Other Store Costs and Expenses	(1,301,000)	-3.0%	(1,455,000)	-3.1%
Total Store Costs and Expenses	(40,219,000)	-91.9%	(42,426,000)	-91.0%
STORE OPERATING INCOME	3,523,000	8.1%	4,186,000	9.0%

FRANCHISE RESULTS
Net Franchise Royalty Fees	R$4,663,000	10.7%	R$3,367,000	7.2%
Franchise Costs and Expenses	(1,537,000)	-3.5%	(872,000)	-1.9%
FRANCHISE OPERATING INCOME	3,126,000	7.1%	2,495,000	5.4%

MARKETING, GENERAL AND ADMINISTRATIVE (EXPENSES) INCOME
Marketing (Expenses) Income	(567,000)	-1.3%	(407,000)	-0.9%
Administrative Expenses	(4,655,000)	-10.6%	(5,459,000)	-11.7%
Other Operating Income (Expenses)	176,000	0.4%	(52,000)	-0.1%
Depreciation and Amortization	(2,570,000)	-5.9%	(2,847,000)	-6.1%
Total Marketing, G & A (Expenses) Income	(7,616,000)	-17.4%	(8,765,000)	-18.8%

OPERATING INCOME (LOSS)	(967,000)		(2,084,000)

Interest Income (Expense)	(2,282,000)	-5.2%	(3,465,000)	-7.4%
Foreign Exchange and Monetary Restatement Gain (Loss)	(39,000)	-0.1%	(2,968,000)	-6.4%

NET INCOME (LOSS)	R$(3,288,000)	-7.5%	R$(8,517,000)	-18.3%

	Three Months		Three Months
	Ended		Ended
	September 30, 2003%		September 30, 2002%

STORE RESULTS
Net Restaurant Sales	R$14,393,000	100.0%	R$14,781,000	100.0%
Store Costs and Expenses
Food, Beverage and Packaging	(5,549,000)	-38.6%	(5,814,000)	-39.3%
Payroll & Related Benefits	(3,282,000)	-22.8%	(3,218,000)	-21.8%
Restaurant Occupancy	(1,855,000)	-12.9%	(2,154,000)	-14.6%
Contracted Services	(1,869,000)	-13.0%	(1,828,000)	-12.4%
Other Store Costs and Expenses	(319,000)	-2.2%	(338,000)	-2.3%
Total Store Costs and Expenses	(12,874,000)	-89.4%	(13,352,000)	-90.3%
STORE OPERATING INCOME	1,519,000	10.6%	1,429,000	9.7%

FRANCHISE RESULTS
Net Franchise Royalty Fees	R$1,560,000	10.8%	R$1,162,000	7.9%
Franchise Costs and Expenses	(494,000)	-3.4%	(243,000)	-1.6%
FRANCHISE OPERATING INCOME	1,066,000	7.4%	919,000	6.2%

MARKETING, GENERAL AND ADMINISTRATIVE (EXPENSES) INCOME
Marketing (Expenses) Income	(674,000)	-4.7%	24,000	0.2%
Administrative Expenses	(1,517,000)	-10.5%	(1,501,000)	-10.2%
Other Operating Income (Expenses)	580,000	4.0%	(1,039,000)	-7.0%
Depreciation and Amortization	(828,000)	-5.8%	(966,000)	-6.5%
Total Marketing, G & A (Expenses) Income	(2,439,000)	-16.9%	(3,482,000)	-23.6%

OPERATING INCOME (LOSS)	146,000		(1,134,000)

Interest Income (Expense)	(680,000)	-4.7%	(709,000)	-4.8%
Foreign Exchange and Monetary Restatement Gain (Loss)	(68,000)	-0.5%	(1,948,000)	-13.2%

NET INCOME (LOSS)	R$(602,000)	-4.2%	R$(3,791,000)	-25.6%

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

During the quarter ended September 30, 2003 the economic environment shows inflation under control. Brazilan Central Bank reduced the overnight interest rates twice and indicated other lower reductions in the future. However, those reductions were not transferred to consumers or to the industry yet.

Actually, the unemployment rates in major metropolitan areas (Rio de Janeiro and Sao Paulo), remain stable, but they are still high. Accordingly, the average take-home income keeps in low levels, and is still negatively impacting our restaurant sales and results of our operations for the nine months of 2003.

STORE RESULTS

Net Restaurant Sales

     Net restaurant sales for our company-owned retail outlets decreased R$ 2,870,000 or 6.2%, to R$43,742,000 for the nine months ended September 30, 2003 as compared to R$46,612,000 for the nine months ended September 30, 2002. Same store sales decreased approximately 0.30% for the nine months ended September 30, 2003 as compared to the same period of 2002.

     Net restaurant sales for our company-owned retail outlets decreased R$ 388,000 or 2.6%, to R$14,393,000 for the three months ended September 30, 2003 as compared to R$14,781,000 for the three months ended September 30, 2002. Same store sales decreased approximately 1.46% for the three months ended September 30, 2003 as compared to the same period of 2002.

     Same store sales decreases are mainly attributable to lower consumer spending due to macro economic factors described above, as well as a stronger competition in metropolitan areas such as Rio de Janeiro and Sao Paulo. Such decreases were partially offset by an average increase of 14% in the sales prices of our products since September 30, 2003.

     The year-to-year decreases on total Net Restaurant Sales are also attributable to the reduction of our company-owned retail outlets from 64 as of September 30, 2002 to 58 as of September 30, 2003.

     The company closed 1 owned-operated outlet during the period between September 30, 2002 and September 30, 2003 and sold 5 outlets to franchisees. This reflects the company’s strategy to limit company direct operations to highly profitable outlets, and to focus on the growth of franchises, which management anticipates will significantly reduce the level of the Company’s future capital expenditures.

     In addition, the Company is working on marketing campaigns and on personnel motivation in order to improve restaurant sales.

Food, Beverage and Packaging Costs

     As a percentage of net restaurant sales, food, beverage and packaging costs were (39.9%) and (39.8%) for the nine months ended September 30, 2003 and 2002, respectively.

     As a percentage of net restaurant sales, food, beverage and packaging costs were (38.6%) and (39.3%) for the three months ended September 30, 2003 and 2002, respectively.

     Food, beverage and packaging nominal costs increased from period to period, due to on purchase prices of soft drinks, meat, ice cream and French fries. Those increases were partially offset by long term agreements celebrated with some suppliers. The percentage decrease observed on comparing the third quarters periods were attributable to the effect of increasing our sales prices and successful negations with suppliers.

Payroll & Related Benefits

     As a percentage of net restaurant sales, store payroll and related benefits increased from (21.8%) for the nine months ended September 30, 2002 to (23.1%) for the same period ended September 30, 2003.

     As a percentage of net restaurant sales, store payroll and related benefits increased from (21.8%) for the three months ended September 30, 2002 to (22.8%) for the same period ended September 30, 2003.

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

Restaurant Occupancy Costs and Other Expenses

     Restaurant occupancy costs and other expenses expressed as a percentage of net restaurant sales were approximately (12.5%) and (13.7%) for the nine months ended September 30, 2003 and 2002, respectively.

     Restaurant occupancy costs and other expenses expressed as a percentage of net restaurant sales were approximately (12.9%) and (14.6%) for the three months ended September 30, 2003 and 2002, respectively.

     These decreases are mainly attributable to temporary and permanent reduction of the occupancy cost of some of our stores, as well as to the closing of one unprofitable store which had extremely high lease costs. On the other hand, increases in our minimum rent obligations, which are indexed to Brazilian inflation, currently at 21.4% per annum, partially offset such decreases.

Contracted Services

     Expenses related to contracted services expressed as a percentage of net restaurant sales were approximately (13.5%) and (12.6%) for the nine months ended September 30, 2003 and 2002, respectively.

     Expenses related to contracted services expressed as a percentage of net restaurant sales were approximately (13.0%) and (12.4%) for the three months ended September 30, 2003 and 2002, respectively.

     These increases are mainly attributable to increases in utility costs, mainly electricity which rate has increased approximately 19%, as well as higher delivery costs. The effect of those increases was partially offset by reduction obtained on maintenance service contracts.

Other Store Cost and Expenses

     Other store cost and expenses expressed as a percentage of net restaurant sales were approximately (3.0%) and (3.1%) for the nine months ended September 30, 2003 and 2002, respectively.

     Other store cost and expenses expressed as a percentage of net restaurant sales were approximately (2.2%) and (2.3%) for the three months ended September 30, 2003 and 2002, respectively.

     Other store cost and expenses remained almost constant from period to period.

FRANCHISE RESULTS

Net Franchise Royalty Fees

     Net franchise royalty fees increased R$1,296,000 or 38.5%, to R$4,663,000 for the nine months ended September 30, 2003 as compared to R$3,367,000 for the nine months ended September 30, 2002 and increased R$398,000 or 34.3%, to R$1,560,000 for the three months ended September 30, 2003 as compared to R$1,162,000 for the three months ended September 30, 2002.

     This increase is mainly attributable to the growth of our franchise business from 222 retail outlets as of September 30, 2002 to 261 as of September 30, 2003.

     From the period of September 1, 2002 to September 30, 2003, the Company sold 5 of its restaurants to franchisees. These stores had either low profitability or, in some cases, operating losses. The Company’s historical experience has shown that franchisee administration can enhance the profitability of such stores, primarily as a result of:

•	lower taxation (tax incentives from Federal and state governments to small companies)

•	better knowledge of specific markets and their local customs -

•	lower operating expenses.

Franchise Costs and Expenses

     Franchise cost and expenses expressed as a percentage of net restaurant sales were approximately (3.5%) and (1.9%) for the nine months ended September 30, 2003 and 2002, respectively, and (3.4%) and (1.6%) for the three months ended September 30, 2003 and 2002, respectively.

     The increases are, in general, attributable to the growth of franchise network and to an improvement on the Company’s policy of following the operation of its franchisees: our supervisors responsible for franchised stores had increased the number of visits all around the Brazilian territory which, in turn, increased traveling expenses.

     In addition, the Company’s franchise department had its payroll costs increased, basically for the same reasons described above in the topic STORE RESULTS — Payroll and related benefits.

MARKETING, GENERAL AND ADMINISTRATIVE (EXPENSES) INCOME

Marketing income (expenses)

     As a percentage of net restaurant sales, marketing expenses were approximately (1.3)% and (0.9%) for the nine months ended September 30, 2003 and 2002, respectively.

     As a percentage of net restaurant sales, marketing (expenses) income were approximately (4.7%) and 0.2% for the three months ended September 30, 2003 and 2002, respectively.

     Those increases are due to higher expenses derived by more intensive promoting campaigns of new products on the Company’s menu.

General and Administrative Expenses

     As a percentage of restaurant sales, general and administrative expenses were approximately (10.6%) and (11.7%) for the nine months ended September 30, 2003 and 2002, respectively and approximately (10.5%) and (10.2%) for the three months ended September 30, 2003 and 2002, respectively.

     The decrease observed on comparing the nine month periods is mainly attributable to reductions or non-renewal of a great number of outsourced administrative services, such as payroll processing, legal, accounting and auditing services.

     The increase observed on comparing the three month periods is mainly attributable to increase in salaries mandated by union-driven agreements and, as a consequence, social charges that are computed based on employees salaries. The percentage increase in the comparable three month periods is also attributable to the effect of our decreased restaurant sales.

Other Operating Income (Expenses)

     Other operating income (expenses) are mainly comprised of the initial fees paid by our franchisees, as well as income derived from suppliers pursuant to terms of certain exclusivity agreements, net result of assets sold and non recurring income or expenses

     Other operating income (expenses) expressed as a percentage of net restaurant sales were (0.1%), for the nine months ended September 30, 2002 and 0.4% for the nine months ended September 30, 2003.

     Other operating income (expense) expressed as a percentage of net restaurant sales were (7.0)%, for the three months ended September 30, 2002 and 4.0% for the three months ended September 30, 2003.

     The reversal from net expense to net income comparing the three and nine month periods of 2002 and 2003 was mainly provoked by a great number of rebate agreements with suppliers during 2003.

Depreciation and Amortization

     As a percentage of net restaurant sales, depreciation and amortization were approximately (5.9)% and (6.1)% for the nine months ended September 30, 2003 and 2002, respectively.

     As a percentage of net restaurant sales, depreciation and amortization were approximately (5.8)% and (6.5)% for the three months ended September 30, 2003 and 2002, respectively.

     The 2003 decreases is attributable to the completion of depreciation upon some assets (mainly computers and leasehold improvements) and to the reduction of depreciation arose by the sale of fixed assets located at stores transferred to franchised operation.

INTEREST INCOME (EXPENSES) AND FOREIGN EXCHANGE GAIN (LOSS)

Interest Income and Expenses

     As a percentage of net restaurant sales, net interest expense were approximately (5.2)% and (7.4)% for the nine months ended September 30, 2003 and 2002, respectively.

     As a percentage of net restaurant sales, net interest expense were approximately (4.7)% and (4.8)% for the three months ended September 30, 2003 and 2002, respectively.

     The percentage decreases for the nine and three months ended September 30, 2003 as compared to the same period in 2002 is primarily attributable to reduction of the level of our bank indebtedness.

Foreign Exchange and Monetary Restatement Gain (Loss)

     As a percentage of net restaurant sales, net foreign exchange and monetary restatement gain and/or losses were approximately (0.1)% and (6.4)% for the nine months ended September 30, 2003 and 2002, respectively.

     As a percentage of net restaurant sales, net foreign exchange gain and/or losses were approximately (0.5)% and (13.2)% for the three months ended September 30, 2003 and 2002, respectively.

     The decreases of net losses during the periods of 2002 and 2003 are primarily attributable to valuation of the Brazilian Real against the US Dollar during the periods of three and nine month ended September 30, 2003 contrasted to a devaluation of the Brazilian Real against the US Dollar in the same periods of 2002. Those effects of foreign exchange gain or losses are derived from the restatements of our obligations denominated in U.S. Dollars. The decreases of net losses during those periods are also attributable to the reduction of debts denominated in U.S. Dollars.

LIQUIDITY AND CAPITAL RESOURCES

Since March 1996, we have funded our cumulative operating losses of R$62,902,000 and made acquisitions of businesses and capital improvements (including remodeling of our retail outlets) by using cash remaining at the closing of our acquisition of Venbo, by borrowing funds from various sources and from private placements of securities. As of September 30, 2003, we had cash on hand of R$664,000 and a working capital deficiency of R$6,378,000.

For the nine months ended September 30, 2003, we had net cash used in operating activities of R$350,000, net cash used in investing activities of R$784,000 and net cash provided by financing activities of R$108,000. Net cash used in investing activities was primarily the result of our investment in property and equipment to improve our retail operations, mainly on remodeling two great Company’s operated stores. Net cash provided by financing activities was a result of rescheduling our financing debts.

Our earnings before interest, taxes, depreciation and amortization (EBITDA) were approximately R$1,603,000 for the period of nine months ended September 30, 2003 and approximately positive R$763,000 for the same period ended September 30, 2002. EBITDA is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, either loss from operations or net loss as an indicator of operating performance or cash flows as a measure of liquidity, as determined in accordance with accounting principles generally accepted in the United States. Our cash resources are currently used primarily to pay for the servicing costs on our debt obligations, which costs have increased significantly due to increased interest rates in Brazil charged on short-term debt and the devaluation of the Real against the U.S. Dollar during the fiscal 2002. Our debt obligations as of September 30, 2003 were as follows:

September 30,

2003

Revolving lines of credit (a)	R$2,587,000
Mortgages payable	—
Notes payable linked to fixed assets acquisitions (b)	3,065,000
Other notes payable	38,000

5,690,000
Less: current portion	(3,836,000)

R$1,854,000

At September 30, 2003, future maturities of notes payable are as follows:

Fiscal
Year

Remaining 2003		R$2,752,000
	2004	R$1,218,000
	2005	R$957,000
	2006	R$763,000

5,690,000

(a)	Due on demand from various Brazilian financial institutions as well as private individuals with interest rates raging from 29.0% to 32.9% per annum, and guaranteed by certain officers and receivables. Currently, the Company has approximately R$500,000 of unused credit line.

(b)	This credit facility was used to purchase three stores. Repayment of principal with respect to one of these stores is due in 12 monthly installments of R$25,000. Repayment of principal with respect to the other two stores is due in 37 monthly installments of R$46,000 in addition of 3 annual installments of R$408,000, starting January, 2004, ending January 2006. There is no interest charged on these borrowings. Principal is indexed to Brazilian inflation measured by IGP-M. This facility is secured by the fixed assets purchased.

Pursuant to settlements reached with Brazilian state taxing authorities in 2000 and 2002, we are required to make repayments over a ten-year period, interest free, in amounts indexed to Brazil’s UNIDADE FISCAL DE REFERENCIA, which is currently 12.0% per annum.

In addition, in 2000, we applied to, and were accepted by, the Brazilian federal government to join a tax amnesty program (REFIS), which restructured our outstanding 1999 federal tax obligations into monthly payments equal to 1.2% of our gross sales, with interest accruing at a rate set from time-to-time by the Brazilian federal government (TJLP), which was 11.5% a.a. as of September 30, 2003.

The Company has other past due Federal Taxes which were not paid in the beginning of 2002, in the approximated amount of R$839,000,as well as fines applied against the Company by the Brazilian Social Securities Authorities, in the approximated amount of R$9,400,000, which are not covered by any of the above mentioned tax agreements. However, during June 2003 the Brazilian Government implemented another tax amnesty (PAES), to which the Company applied and is waiting for Government acceptance. Through this program the balance of the previous Federal tax amnesty program (REFIS) and unpaid 2002 federal tax, as well as the Social Security penalties, will be paid in monthly installments equivalent to 1.5% of the Company’s gross sales, with interest accruing at rates set by the Brazilian Federal government, currently 11.5% per year.

Considering all the above mentioned fiscal debts, we are required to pay restructured past-due Brazilian state taxes of approximately R$4,581,000 and federal taxes of approximately R$14,696,000.

For the remaining fiscal 2003, we expect to pay approximately R$446,000 pursuant to the state tax settlements and approximately R$267,000 pursuant to the federal tax amnesty program.

Since June 2002, the Company has paid all its current taxes on a timely basis.

The Company has also long-term contractual obligations in the form of operating lease obligations related to Company-operated outlets.

The future minimum lease payments under those obligations with an initial or remaining noncancelable lease terms in excess of one year at September 30, 2003 are as follows:

Fiscal Year	Amount

2003	1,159,000
2004	1,966,000
2005	1,560,000
2006	1,033,000
2007	284,000
Thereafter	153,000

Rent expense was R$3,917,000 for the nine month period ended September 30, 2003.

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

We have estimated that our capital expenditures for fiscal 2003, which will be used to maintain and upgrade our current restaurant network, will be approximately R$2,100,000. We anticipate that the primary use of our cash resources during 2003 will be to service our debt obligations. During the remaining 2003, we intend to focus our efforts on expanding both the number of our franchisees and the number of our franchised retail outlets, neither of which are expected to require significant capital expenditures.

As discussed above, the Company has contractual obligations in different forms. The following table summarizes the Company’s contractual obligations and financial commitments, as well as their aggregate maturities.

Fiscal Year	Contractual Leases	Fiscal Debt	Loans Payable	Total

remanining 2003	1,159,000	713,000	2,752,000	4,313,000
2004	1,966,000	4,181,400	1,218,000	8,941,400
2005	1,560,000	2,722,400	957,000	3,974,400
2006	1,033,000	1,457,400	763,000	3,253,400
2007	284,000	1,457,400	—	1,741,400
Thereafter	153,000	8,744,400	—	8,897,400

Cash provided by operations along with our borrowing capacity and other sources of cash will be used to satisfy the obligations and our estimates for capital improvements (including remodeling of our retail outlets).

We plan to address our immediate and future cash flow needs to include focusing on a number of areas including: the sale of certain of our company-owned retail outlets; the reduction of expenses, including reducing our per-store headcount expense by continuing to expand our operations while maintaining our current headcount; the expansion of our franchisee base, which may be expected to generate additional cash flows from royalties and franchise fees without significant capital expenditures; and the introduction of new programs and menu expansions to meet consumer needs and wishes; the extinguishments of our obligations denominated in US dollar, which we reached during the quarter ended September 30, 2003, reducing our exposure to the effects of the Brazilian Real devaluation; negotiation with suppliers in order to obtain significant rebates in long term supply contracts; and negotiation in order to reduce area of some stores located in shopping centers, decreasing leasing costs and improving store profitability.

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

FORWARD-LOOKING STATEMENTS

     Forward-looking statements in this report, including statements relating, among other things, to our business plans, business and growth strategies, objectives, expectations, trends, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate” and similar expressions identify forward-looking statements, which speak only as of the date the statement is made. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Investors are cautioned that such forward-looking statements involve risks and uncertainties, some or all of which cannot be predicted or quantified and are beyond our control, including, without limitation, those risks and uncertainties described in the risk factors set forth in certain of our periodic filings with the Securities and Exchange Commission, including the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on April 15, 2003. Investors are urged to read such periodic filings and the risk factors contained in those filings.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We do not engage in trading market risk-sensitive instruments or purchasing hedging instruments or “other than trading” instruments that are likely to expose us to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. We have not issued debt instruments, entered into forward or future contracts, purchased options or entered into swaps. Our primary market risk exposures are those relating to interest rate fluctuations and possible devaluations of the Brazilian currency. In particular, a change in Brazilian interest rates would affect the rates at which we could borrow funds under our several credit facilities with Brazilian banks and financial institutions. Recently, the Company extinguished its debt denominated in US$ reducing the exposure to exchange rate fluctuations.

ITEM 4. CONTROLS AND PROCEDURES.

     Under the supervision and with the participation of management, including Ricardo Figueiredo Bomeny (serving as the Company’s Chief Executive Officer and Acting Chief Financial Officer), the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14, as of September 30, 2003. Based upon that evaluation, Mr. Bomeny has concluded that the Company’s disclosure controls and procedures are effective in timely alerting him to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

     There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Not applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits

     Exhibit 31.1 — Certification of Ricardo Figueiredo Bomeny Pursuant to Section 302

     Exhibit 32.1 — Certification of Ricardo Figueiredo Bomeny Pursuant to Section 906

     (b)  Reports on Form 8-K

     None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2003

Brazil Fast Food Corp. (Registrant)

By: /s/ Ricardo Figueiredo Bomeny

Ricardo Figueiredo Bomeny Chief Executive Officer And Acting Chief Financial Officer