Form 10-K
period 2003-12-31
BRAZIL FAST FOOD CORP
filed 2004-04-14
CIK 914537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003
Commission file number: 000-23278

BRAZIL FAST FOOD CORP.

(Exact name of registrant as specified in its charter)

Delaware	13-3688737
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Av. Brasil
6431 - Bonsucesso
CEP 21040-360
Rio de Janeiro, Brazil

N/A
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 55 (21) 2564-4219

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange on
Title of each class	which registered

—	—

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.0001 per share
(Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |  |

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |  |

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |  | No |X|

     The aggregate market value of the voting common stock held by non-affiliates of the Registrant, computed by referenced to the average bid and asked price of such common stock, as of the last business day of the Registrant’s most recently completed second fiscal quarter, was $1,389,434 as of June 30, 2003.

     The number of shares outstanding of the Registrant’s common stock is 7,953,468 (as of April 8, 2004).

Documents Incorporated By Reference

     Portions of the Registrant’s definitive proxy statement for its 2004 annual meeting of shareholders, which proxy statement will be filed no later than 120 days after the close of the Registrant’s fiscal year ended December 31, 2003, are hereby incorporated by reference in Part III of this Annual Report on Form 10-K.

     Unless otherwise specified, all references in this report to “Reais,” the “Real” or “R$” are to the Brazilian Ral (singular), or to the Brazilian Reais (plural), the legal currency of Brazil, and “U.S. Dollars” or “$” are to United States Dollars. Unless otherwise specified, all financial statements and other financial information presented herein are stated in R$ and are in accordance with generally accepted accounting principles in the United States (U.S. GAAP).

PART I

ITEM 1. BUSINESS

     Brazil Fast Food Corp., through its wholly-owned subsidiary, Venbo Comercio de Alimentos Ltda., a Brazilian limited liability company that conducts business under the trade name “Bob’s,” owns and operates, directly and through franchisees, the second largest fast food hamburger restaurant chain in Brazil. As of December 31, 2003, we had 345 restaurants, or “points of sale,” including 66 kiosks and trailers.

     The audit opinions of our independent public accountants contained elsewhere in this report contain qualifications that, due to our recurring losses from operations and our negative working capital position, there is substantial doubt as to our ability to continue as a going concern. See “Risk Factors — Risk Relating to Operations” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a further discussion of these factors.

     We were incorporated in Delaware in 1992. Our executive offices are located at Av. Brasil, 6431 — Bonsucesso, CEP 21040-360, Rio de Janeiro, Brazil. Our telephone number is 55 (21) 2564-6452.

Recent Developments

     The year 2002 was marked by a general recession that affected the Brazilian economy due, in part, to the economic problems in Argentina, as well uncertainty over the future of the economy after the Brazilian presidential elections that occurred in October 2002. Brazilian and foreigner investors doubted whether the measures of the new president would create a more positive economic environment, accordingly their investments were postponed. As a consequence, during this period the Brazilian economy faced higher inflation and higher interest rates, as well as significant devaluation of the Brazilian Real and the U.S. Dollar.

     The 2003 begun with a great level of expectation for the new elected president Luis Inacio Lula da Silva. From the beginning of this presidency, the new president and his team of advisors focused on two important economic issues taxes and social security reforms. As a result of the president’s actions investors gained new confidence with the Federal Government and inflation rates declined significantly and the Brazilian Real recovered its exchange rate against the US Dollar. However, the monetary policies implemented by the new administration’s economic team did not differ significantly from those of the previous one administration, and overnight interest rates, though slightly reduced, remained high. The high unemployment rates that Brazil faced in 2002 also remained relatively unchanged in 2003. In addition, consumer spend was very low during 2003, and according to the Brazilian Supermarket Association, a non-affiliated organization, retail sales were the worst since 1991.

     These factors negatively affected the Brazilian economy and, in turn, adversely affected our restaurant sales and the results of our operations in both 2002 and 2003. See “Risk Factors—Risks Relating to Brazil” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a further discussion of these factors.

Restaurant Operations

     As of December 31, 2003, we had 345 points of sale, including 66 kiosks and trailers. Of the 345 points of sale, we own and operate 60 and the remaining 285 are franchises, which are each operated under the tradename “Bob’s” by a franchisee. For a description of our franchise program, see “—Franchise Program.” Approximately 210 of these points of sale are located in Rio de Janeiro and São Paulo and the remaining points of sale are widely spread throughout major cities in other parts of Brazil, except for three franchised restaurants that opened in

Portugal in November 2001. The largest number of franchised operations outside of Rio and São Paulo are in Pernambuco, Santa Catarina, Pará, Bahia, Espirito Santo and Brasilia. All points of sale serve a uniform menu of hamburgers, chickenburgers, hot dogs, sandwiches, french fries, soft drinks, juices, desserts and milk shakes. Selected points of sale also serve coffee and/or beer. We are particularly known for our milkshakes and the special spicing of our hamburgers. Our target clients are between the ages of 15 and 35 and come from all social groups.

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

     Our points of sale generally open at 10:00 a.m. for lunch and remain open for dinner. Closing hours vary according to location. In some locations with proximity to late night entertainment, the points of sale remain open for the “after hours” crowd. Our points of sale are not generally open for breakfast, as results of test-marketing that we conducted at various times during 1999 and 2000, which indicated that offering fast food breakfast is not economically viable.

     Our prices are consistently positioned at the same levels as those for comparable products offered by our major competitors. We attempt to maintain the overall cost of our meals at levels competitive with lunch prices offered by popular street snack bars known as “lanchonetes.”

     Originally, our points of sale were built as counter service facilities to accommodate our initial primary clientele of teenagers. In keeping with our current efforts to attract family-oriented customers, all of our points of sale built since 1980 have included seating facilities. In addition, all of our pre-1980 points of sale have now been renovated to update the decor, expand the seating facilities and provide air conditioning. During 2001, we introduced a new more modern and cheerful evolution of our logo and visible manifestations. All new franchisees open their restaurants with this same decor, and most of all existing restaurants were refitted with this décor during year 2003. This style is carried through in the uniforms worn by our personnel, which are occasionally modified to feature hats and shirts used in promotions.

     For the past several years, we have been the exclusive provider of hamburgers and related items at two of Brazil’s largest special events — the Rio de Janeiro Carnivale, the one week festive period which precedes the advent of Lent, and the Formula One Automobile Racing Championships. In addition, our food products are sold at other special events throughout Brazil, including boat fairs, automobile fairs and State rodeos. Using custom constructed trailers and moveable kiosks, we are able to offer most of our products at temporary locations for the duration of each special event. In addition to providing an additional revenue source, our visibility is enhanced by signage that can be picked up via television coverage of the special event and by reaching a consumer market where we may not have a permanent outlet. In November 2001, our first foreign franchise was opened in Portugal pursuant to a master franchise agreement, which provides for 30 franchises to be opened in Portugal over the next ten years.

     The following table presents the openings and closings of both our owned and operated restaurants and our franchised restaurants for the years ended December 31, 2003, 2002 and 2001:

			Years
	Ended December 31,
	2003		2002	2001
Owned and operated restaurants (a):
Opened during period	—		1	1
Closed during period	1		1	2
Sold to franchisees	4		5	3
Bought from franchisees	1		—	1
Open at end of period	51		55	60
Franchised restaurants (a):
Opened during period	33	(b)	46 (c)	40	(d)
Closed during period	18		5	3
Sold to us by our franchisees	1		—	1
Open at end of period	224		210	169

Total Number of Restaurants of Sale	275		265	229

(a)	Does not include trailers and kiosks used for temporary locations during 2003, 2002 and 2001.

(b)	Includes 1 of our owned and operated points of sale that was sold to a franchisee during the year ended December 31, 2003.

(c)	Includes 5 of our owned and operated points of sale that were sold to a franchisee during the year ended December 31, 2002.

(d)	Includes 3 of our owned and operated points of sale that were sold to a franchisee during the year December 31, 2001.

     The average guest check per customer for our owned and operated points of sale for the years ended December 31, 2003, 2002 and 2001 was R$6.73, R$6.06 and R$5.87, respectively.

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

Growth Strategy

     Bob’s is Brazil’s second largest fast food operation. Although many of our major competitors have been experiencing operational and franchise difficulties, we continue to add points of sale and improve our revenues. Our primary goal is to continue to increase our network of points of sale in Brazil, where we believe fast food is a developing market, and to gain market share by entering city markets where we are under-represented.

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

     According to Media Data ‘98, another non-affiliated consulting concern, the fast food market is one of Brazil’s fastest growing business segments, which could exceed 60,000,000 customers. Based upon the foregoing, we believe there is significant opportunity for sales growth in the Brazilian fast food market. To capitalize on this opportunity, we intend to make capital expenditures of R$3,000,000 in 2004 to refurbish old points of sale, install new signage, upgrade our equipment and maintain the number of our company owned and operated points of sale in Brazil at 60.

     We are also focusing our growth efforts on the development of new franchises, especially in northern Brazil, where competition is not as intense as in other urban areas. We will also seek to increase our number of franchisees. We intend to enter into territory agreements with franchisees which will require franchisees to commit to the development of several Bob’s points of sale in a particular region. We also intend to focus on developing joint ventures with gasoline station retailers. See “Franchise Program” below for a description of our franchise program and the terms of these joint ventures.

     We expect to continue to capitalize on our 51-year history in Brazil. As our operations are based almost exclusively in Brazil, we believe we have the capacity to understand and respond to consumer taste preferences in developing additional local markets and test marketing new products and concepts. We intend to utilize our customized trailers and moveable kiosks to maximize our ability to cater to special events and temporary markets, and also to test certain markets on a temporary basis. We also anticipate taking advantage of the continuing construction and development of shopping malls and supermarkets in Brazil, where fast food can be a significant profit center.

     In 1999, we initiated a computer-based delivery system for telephonic food and beverage orders. As of December 31, 2002, our telephonic order delivery system had been installed in almost all of our 60 owned and operated points of sale. At the end of 2003 we started to test out new call center in 9 of our owned and operated stores and in 3 of our franchised stores. We intend to introduce the call center to all of our stores (both franchised and owned and operated) during 2004. Our call center will enable our customers to place an order over the phone, which will order will then be directed to the nearest restaurant location, irrespective of whether that location is one of our owned and operated restaurants or a franchisee owned restaurant.

Franchise Program

     As of December 31, 2003, 285 of our 345 points of sale were owned and operated by franchises. In 2003, for the seven year in a row, Bob’s received the Quality Seal of the Brazilian Franchise Association and, for the second consecutive year, 100% of our franchisees who were interviewed by the Brazilian Franchise Association stated that they would purchase the franchise again.

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

     Individuals wishing to own and operate a Bob’s franchise are required to submit an application. A steering committee formed by our top management receives formal franchising proposals and reviews them to determine which applications should be accepted. In addition to our existing 141 franchisees who, collectively, operated 285 points of sale, including 58 kiosks and 3 trailers, at December 31, 2003, we had signed final franchising contracts with approximately 56 new franchisees to open and operate a like number of additional points of sale, to be located in the states of Ceará, Rio de Janeiro, Sao Paulo, Parana, Rio Grande do Sul, Pernambuco, Santa Catarina, Sergipe, Bahia, Paraíba, Alagoas, Goias, and in the Federal District of Brasilia. The majority of these additional points of sale will begin operations in the first half of 2004.

     As part of our growth strategy, we have begun entering into franchise agreements requiring the franchisee to commit to the development of a fixed number of Bob’s points of sale. We are also focusing on developing joint ventures with gasoline retailers to house Bob’s points of sale in retail gasoline stations. We contemplate that substantially all of these new restaurant/gas stations, or “joint sites,” although housed at gas stations, will be built, owned and operated by our present and future franchisees and not the gasoline retailer. We will then share a portion of the royalties received from the franchisee of a particular joint site with its respective gasoline retailer. In 2000, based on favorable testing of joint sites in 1999, we entered into an agreement with Petrobras, one of the largest gasoline retailers in Brazil, with approximately 7,000 locations, whereby Petrobras has agreed to house a Bob’s restaurant in 30 of its gas stations over the next two years. Pursuant to this agreement, we and Petrobras will work together to select the proper locations to open these joint sites. To date, eight joint sites have been opened in Petrobras gas stations.

     We are currently testing several joint sites with other gasoline retailers, including Shell, Forza, Ale, AGIP and Repsol. Our agreements with each of these gasoline retailers do not establish a set number of joint sites to be opened. These agreements, like our standard franchise agreements, merely set forth conditions to establish a joint site and do not limit the number of joint sites that may be opened under the agreement. To date, Shell has three joint sites in operation, and we are negotiating an agreement with Shell to house a specific number of other joint sites in certain approved locations. Forza, a gasoline retailer catering to the taxicab industry, now has nineteen Bob’s sites in operation, with the objective of housing 20 joint sites in total. Alé, another gasoline retailer, has two joint sites, and we have an agreement with Alé to create a number of multiple joint sites.

     In our first effort to expand our “Bob’s” brand beyond Brazil, we entered into a master franchisee agreement in 2000 to open franchised points of sale in Portugal. This agreement requires the master franchisee to open 30 “Bob’s” retail points of sale over a 10-year period, of which no less than 5 must be owned and operated by the master franchisee and the remaining may be owned and operated by the master franchisee’s subfranchisees. The master franchisee will assume financial responsibility for marketing the “Bob’s” brand in Portugal. Pursuant to this agreement, which contains substantially the same operational guidelines as our standard Brazilian franchise agreement, the master franchisee agreed to pay us a master franchisee fee of $200,000 minus the costs related to registering the trademark “Bob’s” in Portugal. In addition, we will receive 33%, or at least $10,000, of the initial fees charged to the Portuguese franchisees by the master franchisee. The agreement provides that we will receive from the master franchisee initial fees in the amount of $16,000 for each of the five stores to be opened and operated by the master franchisee. The master franchisee also agreed to pay us 20% of royalty fees charged to the Portuguese franchisees. The first Portuguese franchise under this agreement opened in November 2001, and two more were opened in 2002. During 2003, two of our three stores in Portugal were closed. Currently, we are reevaluating our operations in Portugal, and depending upon the results of our reevaluation we may decide to curtail or altogether forego any further expansion in Portugal.

     We generally retain a right of first refusal in connection with any proposed sale of a franchisee’s interest.

Advertising and Promotions

     We utilize television, radio, outdoors and a variety of promotional campaigns to advertise our products. We also use colorful cardboard boxes imprinted with the “Bob’s” symbol for our premium sandwich offerings, replacing paper bags, thereby enhancing our quality image. In 2001, we updated our logo, and at the end of 2003 most of all of our points of sale were using such logo.

     We are constantly seeking to expand the breadth and quality of our product offerings:

•	In 1997, we launched a new line of chicken products in an effort to capitalize upon customers’ requests for “health-oriented” food offerings; one of these products, a chicken steak sandwich, has become one of our best selling offerings.

•	In 1998, we launched the “Bob’s Dog,” an extra-large hot dog with two different sauces.

•	In 1999, we introduced a chocolate mousse pie dessert; bacon was also added as an option to all of our sandwich offerings.

•	In 2000, we introduced a cheese, ham and egg sandwich and a hot fudge topped ice cream sundae; we also introduced our “MEGA” sized sandwiches and combination meals.

•	In 2001, we introduced chicken nuggets; we also introduced a new sandwich offering of bacon, egg and cheese.

•	In 2002 we introduced a 120 gram barbecue tasting hamburger with barbecue sauce and a prune sundae and milkshake, as well as a hamburger with cheddar cheese on a whole-wheat bun.

•	In 2003 we launched a 120 gram turkey tasting hamburger. We also extended our healthy-oriented menu, by introducing salad meals combined with any choice of our hamburger offerings.

     We work together with our advertising agency to annually develop a multi-media marketing program to advertise our restaurant network in our main markets. During 2003 we advertised our products mainly through outdoor advertising and city buses. We also periodically run television and radio commercials Temporary product discounts are offered in Rio de Janeiro and Sao Paulo through radio and television advertising several times a year. During 2003 we sponsored Botafogo de Futebol e Regatas, one of the most traditional soccer teams in Brazil, in the Brazilian soccer league. Other successful promotional programs have included offering products tied into popular movies with certain value meals, and selling specially produced hats at a discount with certain value meals. We also offer a “kids meal,” which includes three food items and a small packaged toy. Certain of our points of sale offer special services for children’s birthday parties and also feature appearances by “Bobi”, our mascot. All these programs are reinforced by visual tools, such as banners, posters and place mats.

     We keep franchisees informed of current advertising techniques and effective promotions and make our advertising materials available to our franchisees. Our franchisees are generally required to pay us 4% of their monthly gross receipts for advertising and promotions. Individual stores also develop promotional programs to attract additional clientele or to assist in the implementation of expanded business hours. These promotions are paid for by each outlet. We commit approximately 4% of our system-wide gross sales to marketing activities.

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

     We intend are increase our marketing efforts in Sao Paulo in an effort to capitalize upon our increasing number of stores in the number one city market of Brazil.

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

     Our trademarks and service marks have been registered in the Brazilian trademark office. These trademarks and service marks expire at various times from 2005 to 2012, when they are routinely renewed. The following table sets forth our significant trademarks and service marks that are registered in the Brazilian trademark office:

Trademark or Service Mark	Expiration Date
“Bob's”	June 4, 2012
“Tri kids”	May 15, 2008
“Bob's Burgão”	May 1, 2005
“Bobi”	May 1, 2005
“Bob's Double Cheeseburger”	October 24, 2010
“Franfilé”	November 23, 2009
“Big Bob”	January 5, 2012

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

     Based on several articles which have appeared in independent Brazilian newspapers and periodicals, we believe that we and McDonald’s are the market leaders in the hamburger fast food business in Rio de Janeiro and São Paulo. As of December 31, 2002 and 2001 McDonald’s had approximately 1,254 (584 restaurants and 670 kiosks) and 1,174 (568 restaurants and 606 kiosks) Brazilian points of sale, respectively. As of the date of this Annual Report, McDonald’s did not disclose the number of their points of sale as of December 31, 2003; however McDonalds recently stated in a newspaper article published in an independent Brazilian newspaper that they had closed 35 restaurants ending the year 2003 with 549 restaurants. As of December 31, 2003, 2002 and 2001 Pizza Hut had 62 fast food pizza points of sale in Brazil. Domino’s Pizza had 31 points of sale in Brazil as of December 31, 2002 and 23 and 20 points of sale as of December 31, 2002 and 2001, respectively. Arby’s closed all points of sale in Brazil during 1999. Habib’s, a Middle Eastern fast food chain, had approximately 200 points of sale in Brazil as of December 31, 2003 and 2002 and 170 as of December 31, 2001.

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

Personnel

     As of December 31, 2003, we, including our franchisees, employed 8,785 persons (6,544 in 2002), of whom 1,546 (1,596 in 2002) were employed in our owned and operated restaurants. The total number of full-time employees as of December 31, 2003 was 1,660 (1,704 in 2002) of which 260 (98 in 2002) were temporary personnel.

     Our employee relations historically have been satisfactory. We are not a party to any collective bargaining agreements. However, we have agreed to be bound by the terms, as they may be applicable to our employees, of agreements negotiated on a city-by-city basis by trade associations of hotel, restaurant and fast food owners and operators, of which we are a member.

FORWARD LOOKING STATEMENTS

     This Annual Report contains forward-looking statements including statements regarding, among other items, business strategy, growth strategy and anticipated trends in our business, which are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect” and “anticipate” and similar expressions identify forward-looking statements, which speak only as of the date the statement is made. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, some of which cannot be predicted or quantified and are beyond our control. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this report, including those set forth in “Risk Factors,” describe factors, among others, that could contribute to or cause such differences. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Annual Report will in fact transpire or prove to be accurate. Investors are cautioned that such forward looking statements involve risks and uncertainties including without limitation the following:

Risks Relating to Operations

•	We have a history of significant net losses, and we may not be profitable in the future; we may need to seek the forbearance of creditors in the future.

     We incurred net losses of R$4,118,000, R$11,210,000 and R$ 8,250,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Our accumulated deficit at December 31, 2003 was R$ 63,732,000 and our working capital deficit at such date was R$ 5,882,000. There is no assurance that our future operations will become profitable. We may continue to report net losses for the foreseeable future, which could adversely affect our ability to service our debt or finance our business operations in the future.

     In order to sustain our operations, we have, in the past, been dependent upon the continued forbearance of our creditors. While we are currently in full compliance with all covenants under agreements with our creditors, there can be no assurance that we will not be forced to seek the forbearance of our creditors in the future.

•	Our independent auditors’ report raises uncertainties about our ability to continue as a going concern; need for additional financing.

     The reports of Grant Thornton, the independent auditors of our consolidated financial statements for the years ended December 31, 2003, 2002 and 2001, recites that our recurring losses from operations and negative working capital raise substantial doubt about our ability to continue as a going concern. Our plans to continue as a going concern, discussed elsewhere in this report, focus on efforts to raise additional capital and increase our cash flow. We are currently working to evaluate strategic alternatives that will enable us to obtain the funds necessary to continue our business operations. At this time, we cannot state with any degree of certainty whether such funding will be available to us and, if available, that the source of such funding would be available on terms and conditions acceptable to us. Any potential sources of additional financing may be subject to business and economic conditions outside of our control. If we do not obtain the funds we need to pay our debt obligations or operating expenses, we may need to curtail our operations or we may be forced to evaluate other alternatives to continuing our present operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

•	The composition of our board of directors is controlled by the parties to a stockholders’ agreements, which restrict our ability to direct certain aspects of our business and operations

     On August 11, 1997 we entered into a stockholders’ agreement (the “1997 Stockholders’ Agreement”) with AIG Latin America Equity Partners, Ltd., referred to herein as “AIGLAEP,” and our then executive officers and directors, and certain of their affiliates as a condition to the closing of a stock purchase agreement with AIGLAEP, pursuant to which AIGLAEP purchased 375,000 shares of our common stock and warrants to purchase 62,500 shares of our common stock.

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

     As reflected in the financial statements contained elsewhere in this report, we failed to meet the original performance targets for the year ended December 31, 2002. However, the amendment to the 1997 Stockholders’ Agreement contains a provision that requires the parties to renegotiate the performance targets in good faith in the event that (i) the Brazil SELIC central bank rate exceeds an average of 18% for a continuous period of ninety business days or (ii) there is a devaluation of the Brazilian Real against the US dollar exceeding 10% over any three-month period. Both such events have occurred since the amendment. However, due to the fact that the AIGLAEP has not accepted our invitation to renegotiate the performance targets in good faith, we believe that the performance targets are inapplicable.

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

     In March 1994, the Brazilian government introduced an economic stabilization program, known as the “Real Plan,” intended to reduce the rate of inflation by reducing certain public expenditures, collecting liabilities owed to the Brazilian government, increasing tax revenues, continuing to privatize government-owned entities and introducing a new currency. The Real was introduced as Brazil’s currency in July 1994, based on a monetary correction index, the URV, introduced earlier in that year. The Real Plan resulted in a substantial reduction in Brazil’s rate of inflation, which declined from 2,489.11% per annum in 1993 to 8.7% per annum in 2003. With the exception of a few months in 1999, the Real Plan also caused the exchange rate between the Real and the U.S. Dollar to remain relatively stable from 1994 to 2000.

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

     Although the inflation rate declined to 8.7% during the year 2003, the economic stabilization program remains incomplete during the tenth year of the Real Plan. There can be no assurance that changes or additions to this economic program will be any more successful than previous programs in reducing inflation over the long term. Accordingly, periods of substantial inflation may continue to have significant adverse effects on the Brazilian economy, interest rates and on the value of the Real. These adverse effects could cause our costs and expenses to increase. If we are not able to counteract these increased costs and expenses by increasing our sales prices, we may experience lower demand for our products and a decline in revenues.

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

     The Brazilian political environment has been marked by high levels of uncertainty since the country returned to civilian rule in 1985 after 20 years of military government. The death of a president-elect in 1985 and the resignation of another president in 1992 in the midst of impeachment proceedings, as well as rapid turnover at and immediately below the cabinet level, have adversely affected the implementation of consistent economic and monetary policies. Measures by the government intended to influence the course of Brazil’s economy (e.g. actions to control inflation, interest rates or consumption) have been frequent and occasionally drastic. While the free market and liberalization measures of recent years have enjoyed broad political and public support, some important political factions remain opposed to significant elements of the reform program. Mr. Fernando Henrique Cardoso, who was re-elected to a second four-year term as president in October 1998, continued to pursue the adoption of free market and economic liberalization measures similar to those undertaken prior to his re-election. Mr. Luiz Inácio Lula da Silva was elected president in October 2002, and his four-year term began in 2003. There can be no assurance that economic policies initially adopted by Mr. Lula da Silva will continue to be pursued, or if adopted, that they will be successful. Failure to adopt economic reform measures could adversely impact Brazil’s economy and inhibit our ability to sell products, which could impair our results of operations.

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

Availability of Reports and Other Information

     We make available, free of charge, copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statement on Schedule 14A and amendments to those materials filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 after we file electronically such material with, or furnish it to, the United States Securities and Exchange Commission (the “Commission”). Persons wanting copies of such reports may send us their requests in writing at Brazil Fast Food Corp. Av. Brasil, 6431 — Bonsuecesso, CEP 21040-360, Rio de Janeiro, Brazil, Attention Corporate Secretary. In addition, such reports are available on the Commission’s website located at www.sec.gov. The Commission makes available on this website, free of charge, reports, proxy and information statements, and other information regarding issuers, such as us, that file electronically with the Commission. Additionally, our reports, proxy and information statements may be read and copied at the Commission’s public reference room at 450 Fifth Street, NW, Washington, DC 20549.

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

ITEM 3. LEGAL PROCEEDINGS

     In 1999, we commenced court actions to defer payment of R$11,444 million past due taxes to Brazilian state and federal taxing authorities. These actions, which were filed pursuant to procedures enacted under Brazilian law specifically to challenge the payments of taxes in arrears and to seek a deferred payment schedule, were intended to extend payments on past due taxes and reduce financing interest charges. During 2000 and 2002, we reached agreements with the state authorities and obtained the right to fulfill our outstanding state tax obligation by making payments over a ten-year period, as indexed to Brazil’s Unidade Fiscal de Referencia, which is currently 12.0% per annum. Consequently, we withdrew the legal action. During 2000 and 2003, we also applied and were accepted to join tax amnesty programs offered by the Brazilian federal government and withdrew our action regarding the federal taxes. Under those federal tax amnesty programs, we may fulfill our outstanding federal tax obligation by making monthly installment payments equal to 1.5% of our gross sales, with interest accruing at rates set by the Brazilian federal government, which are currently set at 10.5% per year. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a further discussion of these matters.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Our common stock is quoted on OTC Bulletin Board under the symbol “BOBS.OB.” Prior to March 11, 2002, our common stock was quoted on The Nasdaq SmallCap Market. There is a limited public trading market for our common stock. The following table sets forth the range of the high and low bid quotations for our common stock for the periods indicated:

	Common Stock
Three Months Ended	High	Low
March 31, 2003	.80	.20
June 30, 2003	.51	.25
September 30, 2003	.43	.32
December 31, 2003	$.39	.20
March 31, 2002	$1.60	.30
June 30, 2002	.60	.22
September 30, 2002	.45	.17
December 31, 2002	.35	.23

     The above quotations represent prices between dealers, without retail markup, markdown or commission. They do not necessarily represent actual transactions. As of December 31, 2002, there were 101 recordholders of our common stock.

     We have never paid or declared cash dividends on our common stock, and we currently intend to retain any future earnings for the development of our business. Therefore, we do not anticipate paying any cash dividends in the foreseeable future.

     Brazil generally requires the registration of foreign capital invested in Brazilian markets or businesses. Thereafter, any repatriation of the foreign capital, or income earned on the foreign capital investment, must be approved by the Brazilian government. In addition, the Brazilian government may also impose temporary restrictions on foreign capital remittances abroad if Brazil’s foreign currency reserves decline significantly. Although approvals on repatriation are usually granted and we know of no current restrictions on foreign capital remittances, our payment of dividends would be subject to these limits if the Brazilian government delays, imposes these restrictions on, or does not approve, the transfer by our Brazilian operating subsidiary, Venbo Comercio de Alimentos Ltda., of funds out of Brazil for the payment of dividends to our non-Brazilian shareholders. See “Risk Factors — Risks Relating to Brazil.”

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

Equity Compensation Plans

     The following table give information about our common stock that may be issued upon the exercise of options, warrants, and right under all existing equity compensation plans as of December 31, 2003.

EQUITY COMPENSATION PLAN INFORMATION

			Number Of Securities
			Remaining Available For
	Number Of Securities	Weighted-Average	Future Issuance Under
	To Be Issued Upon Exercise	Exercise Price Of	Equity Compensation
	Of Outstanding Options,	Outstanding Options,	Plans (excluding securities
	Warrants And Rights	Warrants And Rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	1,131,226	R$3.37	476,062
Equity compensation plans not approved by security holders (2)	0	0	0
Total	1,131,226	R$3.37	476,062

ITEM 6 SELECTED FINANCIAL DATA

     The following selected consolidated financial data has been derived from our audited financial statements and should be read in conjunction with our consolidated financial statements, including the accompanying notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, appearing elsewhere in this Annual Report.

	2003	2002	2001	2000	1999
		(in thousands, except share data)
Statement of Operations Data:
NET OPERATING REVENUES:
Restaurant sales	60,466	63,562	68,397	63,775	56,370
Franchise income	6,663	5,116	4,099	3,134	2,343
Other income	10,960	7,632	6,483	4,884	3,667

TOTAL NET OPERATING REVENUES	78,089	76,310	78,979	71,793	62,380

COSTS AND EXPENSES:
Cost of restaurant sales	23,754	25,333	27,541	24,560	21,715
Restaurant payroll and other employee benefits	13,688	13,061	13,106	12,329	12,660
Restaurant occupancy and other expenses	7,569	8,043	8,174	6,963	6,755
Depreciation and amortization	3,355	3,774	3,966	3,610	3,489
Other operating expenses	15,229	13,161	14,225	11,951	8,534
Selling expenses	6,359	4,805	5,906	5,759	5,127
General and administrative expenses	8,670	9,428	6,598	6,111	6,518
Impairment of assets and Net Result of assets sold	156	1,661	122	20	—

TOTAL COSTS AND EXPENSES	78,780	79,266	79,638	71,303	64,798

INCOME (LOSS) FROM OPERATIONS	(691)	(2,956)	(659)	490	(2,418)
INTEREST INCOME	257	15	—	1	16
INTEREST EXPENSE	(3,274)	(4,834)	(5,922)	(3,418)	(5,046)
FOREIGN EXCHANGE (LOSS) GAIN	(410)	(3,435)	(1,669)	(424)	(3,453)

NET LOSS	(4,118)	(11,210)	(8,250)	(3,351)	(10,901)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	(0.55)	(1.96)	(2.27)	(1.04)	(3.37)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	7,552,363	5,707,957	3,626,626	3,235,290	3,235,290
Balance Sheet Data (End of Period):
WORKING CAPITAL DEFICIT	5,882	14,238	18,717	14,807	11,560
TOTAL ASSETS	35,805	36,984	39,777	41,694	39,410
ACCUMULATED DEFICIT	(63,732)	(59,614)	(48,404)	(40,154)	(36,803)
TOTAL SHAREHOLDERS’ EQUITY	(5,103)	(1,510)	1,217	5,538	8,963

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS F OPERATIONS

     The following discussion should be read in conjunction with Item 6. “Selected Financial Data” and our consolidated financial statements and related notes appearing elsewhere in this Annual Report.

Overview

     Over the last six years, we have endeavored to reduce our operating costs, to increase our product offerings, to improve our image to our customers, to continuously develop and implement promotional campaigns and to steadily increase our restaurant network and franchise base. As a result, we have experienced improve in our operating results. Due primarily to macro-economical factors that have caused reductions in consumer spending as well as sharp devaluations of the Real against the U.S. Dollar and increases in interest rates charged on our obligations, we have been unable to be profitable. These factors include the following:

Brazilian Political Environment

     The Brazilian political environment has been marked by high levels of uncertainty since the country returned to civilian rule in 1985 after 20 years of military government. The death of a president in 1985 and the resignation of another president in the midst of impeachment proceedings in 1992, as well as rapid turnover at and immediately below the cabinet level, have adversely affected the implementation of consistent economic and monetary policies. Measures by the government intended to influence the course of Brazil’s economy (e.g. actions to control inflation, interest rates or consumption) have been frequent and occasionally drastic. While the free market and liberalization measures of recent years have enjoyed broad political and public support, some important political factions remain opposed to significant elements of the reform program. Mr. Fernando Henrique Cardoso, who was re-elected to a second four-year term as president in October 1998, continued to pursue the adoption of free market and economic liberalization measures similar to those undertaken prior to his re-election. Mr. Luiz Inácio Lula da Silva, who was elected president in October 2002, took office with his political team in January 2003 and continue the economic stabilization program, as well as a stimulation program for economic growth. To date, economic reform measures have failed to provide Brazil with sustained positive economic results and stability.

Brazilian Economy

During 2001 and 2002, certain factors brought a halt to the recovery of the Brazilian economy experienced in 1999 and 2000, which had a negative impact on our restaurant sales and the results of our operations. These factors include the following:

•	Worsening of Argentina’s economy: After years of economic recession, the perception of Argentina’s lack of alternatives to bolster or maintain its economy grew stronger during 2001. This perception was fueled by rumors that Argentina would have to either devaluate the peso or fully adopt the U.S. Dollar as the national currency in the near future. These rumors, which became a reality when Argentina was forced to devalue the peso by nearly 300% against the U.S. Dollar, together with the concern that Argentina would possibly default on its debt, caused the financial markets to view the economies of all Latin America countries as unstable. The worsening economic outlook in Argentina during 2001, which culminated in Argentina declaring itself bankrupt, made it more expensive for Brazilian firms to raise and maintain their funding due to the increased perception of risk for the entire South American region.

•	Increasing cost of debt in Brazil: Due to several factors, the September 11th terrorist attacks and the increase of uncertainty in Latin American economies, Brazil’s rate of inflation steadily increased throughout 2001. In an attempt to reduce the rate of inflation, Brazilian banks quickly revised their credit policies and increased their interest rates on short-term debt. As a result, funding through Brazilian banks became more difficult to obtain and much more expensive.

•	Political uncertainty: The pre-election process for the October 2002 presidential election caused a lot of speculation on the outcome of these elections resulting in a speculation against the Real.

     The elected president from the Labor’s Party, Luis Inacio Lula da Silva, took office beginning in 2003, and although the economic measures he implemented had a generally positive effect, interest and unemployment rates remained high, delaying economic growth.

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

     During the second half of fiscal 2002, Brazilian currency devaluated significantly against the US dollar due to the political uncertainty attendant to the outcome of the Brazilian presidential election in October 2002 and the subsequent victory of Labor Party. The new Brazilian President took office in January 2003 and started to take actions including the discussion of implementing structural reforms, in order to reverse the previous year-end scenario. In response to such acts, Brazilian inflation started to decline and the Brazilian Real increased against the US Dollar during 2003.

     The following table sets forth Brazilian inflation, as measured by the Indice Geral de Precos-Mercado, and the devaluation of the Brazilian currency against the U.S. Dollar for the periods shown.

	Year Ended December 31,
	2003	2002	2001	2000	1999
Inflation	8.7%	25.3%	10.4%	9.9%	20.1%
Devaluation	-22.2%	52.3%	18.7%	9.3%	48.0%

     Devaluation of the Brazilian Real against the U.S. Dollar, and its effect on transactions involving the exchange of Reais and U.S. Dollars, have a significant impact on our financial condition and our results of operations. For example, financing costs on U.S. Dollar-denominated debt, which are paid by us with Reais, increase substantially when adjusted to take into account the current sharp exchange rate. Similarly, most of the products and raw materials we purchase are, or contain, commodities that are denominated in U.S. Dollars, such as plastic cups, bread (which includes wheat grown in the United States), meat and chicken. Our costs to purchase these products and raw materials rise significantly when the Reais used to pay for them must be converted into U.S. Dollars using the current exchange rate. If we cannot raise our selling prices to accommodate increases in the cost of these products and raw materials, our profit on these products and raw materials are adversely affected.

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

     The energy rationing plan was terminated in February 2002, but some of the changes in habits that people developed, coupled with an increase in the cost of energy, may still impact our business.

RESULTS OF OPERATIONS

COMPARISON OF YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

     For the first quarter of 2003 onward, we reformatted our consolidated statement of operations in order to improve the quality of analysis. The reformatted statement differs from previous statements by segregated the earnings provided by our owned and operated stores from the earnings provided by our franchise business. However, all the operating figures were stated as a percentage of the Net Restaurant Sales because we believe that, in general, either kind of business (restaurant operations or franchise net earns) move towards Net Restaurant Sales evolution, and, accordingly, cost and expenses should be analyzed in conjunction with such evolution.

     The consolidated statement of operation for the twelve-month period ended December 31, 2003, 2002 and 2001 has been restated to conform with the current presentation.

     The following table sets forth certain operating data for the twelve month periods ended December 31, 2003, 2002 and 2001. (Amounts in Brazilian Reais)

	Twelve Months			Twelve Months			Twelve Months
	Ended			Ended			Ended
	December 31, 2003%			December 31, 2002%			December 31, 2001%
STORE RESULTS
Net Restaurant Sales	R$	60,466,000	100.0%	R$	63,465,000	100.0%	R$	68,107,000	100.0%
Store Costs and Expenses
Food, Beverage and Packaging		(23,754,000)	-39.3%		(25,333,000)	-39.9%		(27,331,000)	-40.1%
Payroll & Related Benefits		(13,688,000)	-22.6%		(13,802,000)	-21.7%		(13,983,000)	-20.5%
Restaurant Occupancy		(7,569,000)	-12.5%		(8,417,000)	-13.3%		(8,341,000)	-12.2%
Contracted Services		(7,950,000)	-13.1%		(7,529,000)	-11.9%		(7,330,000)	-10.8%
Other Store Costs and Expenses		(1,684,000)	-2.8%		(1,828,000)	-2.9%		(2,850,000)	-4.2%
Total Store Costs and Expenses		(54,645,000)	-90.4%		(56,909,000)	-89.7%		(59,835,000)	-87.9%
STORE OPERATING INCOME		5,821,000	9.6%		6,556,000	10.3%		8,272,000	12.1%

FRANCHISE RESULTS
Net Franchise Royalty Fees	R$	6,663,000	11.0%	R$	4,904,000	7.7%	R$	3,981,000	5.8%
Franchise Costs and Expenses		(2,150,000)	-3.6%		(1,166,000)	-1.8%		(1,342,000)	-2.0%
FRANCHISE OPERATING INCOME		4,513,000	7.5%		3,738,000	5.9%		2,639,000	3.9%

MARKETING, GENERAL AND ADMINISTRATIVE (EXPENSES) INCOME
Marketing (Expenses) Income		(659,000)	-1.1%		(375,000)	-0.6%		(2,362,000)	3.5%
Administrative Expenses		(6,520,000)	-10.8%		(7,434,000)	-11.7%		(7,594,000)	-11.2%
Other Operating Income (Expenses)		(335,000)	-0.6%		(607,000)	-1.0%		2,054,000	3.0%
Depreciation and Amortization		(3,355,000)	-5.5%		(3,773,000)	-5.9%		(3,966,000)	-5.8%
Net result of assets sold		48,000	0.1%		(287,000)	-0.5%		(122,000)	-0.2%
Impairment of assets		(204,000)	-0.3%		(1,374,000)	-2.2%		—	0.0%
Total Marketing, G&A (Expenses) Income		(11,025,000)	-18.2%		(13,850,000)	-21.8%		(11,990,000)	-17.6%

OPERATING INCOME (LOSS)		(691,000)			(3,556,000)			(1,079,000)

Interest Income (Expense)		(3,017,000)	-5.0%		(4,174,000)	-6.6%		(5,502,000)	-8.1%
Foreign Exchange and Monetary Restatement Gain (Loss)		(410,000)	-0.7%		(3,480,000)	-5.5%		(1,669,000)	-2.5%

NET INCOME (LOSS)	R$	(4,118,000)	-6.8%	R$	(11,210,000)	-17.7%	R$	(8,250,000)	-12.1%

STORE RESULTS

Net Restaurant Sales

     Restaurant sales for our owned and operated points of sale decreased R$2,999,000 or 4.7% to R$60,466,000 for the year ended December 31, 2003, as compared to R$63,465,000 and R$68,107,000 for the years ended December 31, 2002 and 2001, respectively. Same store sales remained stable, increasing approximately

0.07% for the year ended December 31, 2003 as compared to the year ended December 31, 2002. Same store sales for the year ended December 31, 2002 decreased by 3.2% when compared to 2001.

     The decrease from 2003 to 2002 of restaurant sales is mainly due to the reduction of our owned and operated retail restaurant from 55 as of December 31, 2002 to 51 as of December 30, 2003.

     We closed 1 owned and operated store during the period between December 31, 2002 and December 31, 2003, and we sold 4 stores to franchisees. During this same period, we also acquired one store and one kiosk from franchisees, and we opened two new kiosks. As of December 31, 2003, we had 60 points of sale, which was one less than the 61 we had as of December 31, 2002.

     The decrease from 2003 to 2002 of restaurant sales is also attributable to the following:

      -  the adverse period that the retail market faced during 2003 in Brazil due to macroeconomic factors described above. The industrial production in Brazil during 2003 was 1.0% lower than the one observed in the previous year and trading activities declined 2.6% in the same period. Those statistical data confirm the significant reduction in consumer spending.

      -  since December 2002, the Brazilian Federal Government changed the manner of calculation of PIS (one of the Brazilian taxes on gross revenue) and, considering our business segment, this reflected in an increase of approximately of 0.5% of such sale tax. As result of higher taxation, we had accounted for lower restaurant net sales.

      -  stronger competition featured by “pay per weight” restaurants which present fast meals with competitive prices.

     Despite of all these adverse facts, we had the following that partially offset the net decrease on restaurant sales:

•	constant sales initiatives and promotional campaigns;

•	continuous introduction of new products and the expansion of our product offerings; and

•	an average increase of 12% in the sales prices of our products during the year of 2003.

     The decrease from 2002 to 2001 of restaurant sales is also attributable to the macroeconomic factors described above, as well as to the reduction of our owned and operated points of sale from 70 as of December 31, 2001 to 61 as of December 31, 2002. We closed 3 owned and operated stores in the year ended December 31, 2002, sold 7 stores to franchisees and opened 1 new outlet. This reflects our strategy to limit our direct operations to highly profitable stores, and to focus on the growth of franchises, which management anticipates will significantly reduce the level of our future capital expenditures.

     This decrease was partially offset by:

•	an average increase of 12% in the sales prices of our products during the year of 2002; and

•	a change in the manner of calculating tax upon our sales in the State of Sao Paulo, which resulted in higher net sales of approximately R$665,000 in the year ended December 31, 2002.

Food, Beverage and Packaging Costs

     As a percentage of net restaurant sales, food, beverage and packaging costs were (39.3%), (39.9%), and (40.1%) for the years ended December 31, 2003, 2002 and 2001, respectively.

     Food, beverage and packaging costs decreased from 2002 to 2003, although the pressure from suppliers to increase their prices has become stronger. The effect of increasing our sales prices and successful long-term agreements with some suppliers and recent rebates negotiations have helped to reduce the cost of products. In addition, those products, which prices increased due to devaluation of Brazilian Real against the US Dollar in mid 2002, returned to their original cost due to the reversed exchange situation during 2003.

     The decrease of food, beverage and packaging costs in the year of 2002 as compared to 2001 is primarily attributable to decreases in our cost of ice cream, meat and chicken products in July of 2002, resulting from our negotiations with suppliers. The devaluation of the Brazilian Real against the US dollar during year 2002 partially offset such decrease.

Payroll & Related Benefits

     As a percentage of net restaurant sales, store payroll and related benefits increased from (21.7%) to (22.6%) for the year ended December 31, 2002 and 2003, respectively. The percentage in 2001 was (20.5%).

     These increases are mainly attributable to annual increases in employee transportation cost, to annual increases in salaries mandated by union-driven agreements and, as a consequence, social charges that are computed based on employees salaries. In addition, the increase in the number of store supervisors, in order to improve the quality of our restaurant operations, also impacted our 2003 payroll costs.

     The increase from 2001 to 2002 is also attributable the reduction in the number of trainees and shifting them to employees, which raised payroll expenses.

Restaurant Occupancy Costs and Other Expenses

     As a percentage of restaurant sales, restaurant occupancy costs and other expenses were (12.5%), (13.3%), and (12.2%) for the years ended December 31, 2003, 2002 and 2001, respectively.

     The decrease in 2003 is mainly attributable to temporary and permanent reduction of the occupancy cost of some of our stores, as well as to the closing of one unprofitable store which had extremely high lease costs. On the other hand, increases in our minimum rent obligations, which are indexed to Brazilian inflation - 8.7%per annum in the twelve months ended December, 31, 2003- partially offset such decrease.

     The increase of occupancy costs in 2002 as compared to 2001 is mainly attributable to the effect of our decreased restaurant sales, noted above, as well as the increases derived from the inflationary indexation. For the twelve months ended December 31, 2002 Brazilian inflation measured by the IGP-M has reached 25.3% per annum.

Contracted Services

     Expenses related to contracted services expressed as a percentage of net restaurant sales were approximately (13.1%), (11.9%) and (10.8%) for the twelve months ended December 31, 2003, 2002 and 2001, respectively.

     These increases are mainly attributable to increases in utility costs, mainly electricity which rate has increased approximately 19% during 2003, as well as higher delivery costs. The effect of those increases was partially offset by reductions obtained on maintenance service contracts.

Other Store Cost and Expenses

     Other store cost and expenses expressed as a percentage of net restaurant sales were approximately (2.8%), (2.9%) and (4.2%) for the twelve months ended December 30, 2003, 2002 and 2001, respectively. Other store cost and expenses remained almost constant from 2002 to 2003.

FRANCHISE RESULTS

Net Franchise Royalty Fees

     Franchise income increased R$1,759,000 or 35.9% to R$6.663,000 for the year ended December 31, 2003, as compared to R$4,904,000 and R$3,981,000 for the years ended December 31, 2002 and 2001, respectively. These increases are mainly attributable to the growth of our franchised business from 195 points of sale as of December 31, 2001 to 242 as of December 31, 2002 to 285 as of December 31, 2003. The 2002 and 2003 increases were partially offset by the effects of the macro-economic factors described above, which had a negative impact on our franchised restaurant’s sales.

     Through the period from January 1, 2002 to December 31, 2003, we sold 11 of our restaurants to franchisees. These stores had either low profitability or, in some cases, operating losses. Our historical experience has shown that franchisee administration can enhance the profitability of such stores, primarily as a result of:

•	lower taxation (tax incentives from Federal and state governments to small companies);

•	better knowledge of specific markets and their local customs; and

•	lower operating expenses.

Franchise Costs and Expenses

     Franchise cost and expenses expressed as a percentage of net restaurant sales were approximately (3.6%), (1.8%) and (2.0%) for the twelve months ended December 31, 2003, 2002 and 2001, respectively.

     The increase observed in 2003 is attributable to the growth of franchise network and to improvements in our policy of closely monitoring the operations of our franchisees: our supervisors responsible for franchised stores increased the number of their to our franchisees in 2003, which, in turn, increased traveling expenses.

     In addition, our franchise department saw its payroll costs increase, basically for the same reasons described under “STORE RESULTS — Payroll & Related Benefits.”

MARKETING, GENERAL AND ADMINISTRATIVE (EXPENSES) INCOME

Marketing Income (Expenses)

     As a percentage of net restaurant sales, marketing expenses were approximately (1.1%), (0.6%) and (3.5%) for the twelve months ended December 31, 2003, 2002 and 2001, respectively.

     The percentage decrease from the year period of 2001 to the same period of 2002 arose from an optimization of marketing investments and cost reduction measures, such as fewer TV ads and more advertisement in newspapers, magazines and outdoors.

     Advertising and publicity costs increased during the year ended December 31, 2003 as a result of growth of points of sale (owner operated and franchise operated), and due to higher expenses resulting from more intensive promotional campaigns of new products on out menu.

General and Administrative Expenses

     As a percentage of restaurant sales, general and administrative expenses were approximately (10.8%), (11.7%) and (11.2%) for the twelve months ended December 31, 2003, 2002 and 2001, respectively.

     The decrease observed on comparing the twelve month periods is mainly attributable to reductions or non-renewal of a great number of outsourced administrative services, such as payroll processing, legal, accounting and auditing services.

Other Operating Income (Expenses)

     Other operating income (expenses) are mainly comprised of the initial fees paid by our franchisees, as well as income derived from suppliers pursuant to terms of certain exclusivity agreements and non recurring income or expenses.

     Other operating income (expenses) expressed as a percentage of net restaurant sales were (0.6%), for the twelve months ended December 31, 2003, (1.0%) for the twelve months ended December 31, 2002 and (3.0%) for the same period ended December 31, 2001.

     The reversal from net income to net (expenses) comparing the twelve-month periods of 2002 and 2001 was mainly attributable to recognition of a greater allowance for doubtful accounts during 2002, as well as to recognition of fines applied against us by the Brazilian Social Security Authorities, which charged certain operating transactions not covered by our previous calculation of Social Security contributions.

     During 2003, other operating results remained negative due to a provision for fines that may be applied against us (in addition to those recognized at the end of fiscal 2002) by the Brazilian Social Security Authorities, which charged certain operating transactions not covered by our previous calculation of Social Security contributions, as well as the provision for the monetary restatement of such unpaid debt. All those social security debts were included in the Federal Tax amnesty program discussed below. We also recorded a non-recurring gain related to a reversal of accrued Delaware Franchise Taxes derived from a review of such tax computation, and recorded a greater number of rebate agreements with suppliers during 2003.

Depreciation and Amortization

     As a percentage of restaurant sales, depreciation and amortization expense was approximately (5.5%), (5.9%) and (5.8%) for the years ended December 31, 2003, 2002 and 2001, respectively.

     Depreciation and amortization expense has remained stable from 2001 to 2002.

     The 2003 decrease is attributable to the completion of depreciation upon some assets (mainly computers and leasehold improvements) and to the reduction of depreciation derived by the sale of fixed assets located at stores transferred to franchise operation.

Impairment of Assets and Net Result of Assets Sold

     We usually review our fixed assets in accordance with SFAS 144, which requires that long-lived assets being disposed of be measured at the lower of carrying amount or fair value less cost to sell. As a consequence of such review, we recorded expenses in 2003 and 2002 derived by the adjustments to reach such appropriate fixed asset value.

     The higher figures observed in 2002 were due to fixed assets inventories held in the second and third quarters of 2002, as well as management’s decision to close 2 unprofitable stores, which required us to take a significant write-off during the year ended December 31, 2002.

INTEREST INCOME (EXPENSES) AND FOREIGN EXCHANGE GAIN (LOSS)

Interest Income and Expenses

     As a percentage of restaurant sales, net interest expense and foreign exchange gains and/or losses were approximately (5.0%), (6.6%) and (8.1%) for the years ended December 31, 2003, 2002 and 2001, respectively.

     The percentage decreases for the twelve months ended December 31, 2003 as compared to the same periods in 2002 and 2001 is primarily attributable to reduction of the level of our bank indebtedness.

Foreign Exchange and Monetary Restatement Gain (Loss)

     As a percentage of net restaurant sales, net foreign exchange and monetary restatement gain and/or losses were approximately (0.7%), (5.5%) and (2.5)% for the twelve months ended December 31, 2003 and 2002, respectively.

     The decreases of foreign exchange losses during the period of 2003 is primarily attributable to the valuation of the Brazilian Real against the US Dollar during the twelve month period ended December 31, 2003, as contrasted to a devaluation of the Brazilian Real against the US Dollar in the same period of 2002. Those effects of foreign exchange gain or losses are derived from the restatements of our obligations denominated in U.S. Dollars. The decrease of net losses during 2003 is also attributable to the extinguishment of debts denominated in U.S. Dollars.

LIQUIDITY AND CAPITAL RESOURCES

     Since March 1996, we have funded our cumulative operating losses of R$63,732,000 and made acquisitions of businesses and capital improvements (including remodeling of our stores) by using cash remaining at the closing of our acquisition of Venbo, by borrowing funds from various sources and from private placements of securities. As of December 31, 2002, we had cash on hand of R$1,063,000 and a working capital deficiency of R$5,882,000.

     For the year ended December 31, 2003, we had net cash used in operating activities of R$180,000, net cash used in investing activities of R$1,081,000 and net cash provided by financing activities of R$572,000. Net cash used in investing activities was primarily the result of our investment in property and equipment to improve our retail operations. Net cash provided by financing activities was a result of our borrowings from financial institutions and from related parties.

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

     Our earnings before interest, taxes, depreciation and amortization (EBITDA) were approximately R$2,664,000 for the year ended December 31, 2003 and approximately R$217,000 for the year ended December 31, 2002. EBITDA is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, either loss from operations or net loss as an indicator of operating performance or cash flows as a measure of liquidity, as determined in accordance with accounting principles generally accepted in the United States.

     Our cash resources are currently used primarily to pay for the servicing costs on our debt obligations, which costs have increased significantly due to increased interest rates in Brazil charged on short-term debt and the devaluation of the Real against the U.S. Dollar. Our debt obligations as of December 31, 2003 were as follows:

Revolving lines of credit (a)	R$	2.933
Related party loans (b)		938
Mortgages payable		—
Notes payable linked to fixed assets acquisitions (c)		2.986
Other notes payable		18

		6.875
Less: current portion		(5.155)

	R$	1.720

     At December 31, 2003, future maturities of notes payable are as follows:

December 31,
2004	R$	5.155
2005		979
2006		741

     (a) Due on demand from various Brazilian financial institutions as well as private individuals with interest rates raging from 18.7% to 19.7% per annum, and guaranteed by certain officers and receivables. Currently, we have no relevant unused credit line.

     (b) Credit facilities from related parties, including company and private individuals. Repayment of principal is indexed to IGP-M (currently at 8.0% per annum) with interest of 12.0% per annum. Those transactions were made at usual market value.

     (c) This credit facility was used to purchase three stores. Repayment of principal with respect to one of these stores is due in 6 monthly installments of R$29. Repayment of principal with respect to the other two stores is due in 31 monthly installments of R$46 in addition of 3 annual installments of R$415, starting January, 2004, ending January 2006. There is no interest charged on these borrowings. Principal is indexed to Brazilian inflation measured by IGP-M. This facility is secured by the fixed assets purchased.

     Pursuant to settlements reached with Brazilian state taxing authorities in 2000 and 2002, we are required to make repayments over a ten-year period, interest free, in amounts indexed to Brazil’s UNIDADE FISCAL DE REFERENCIA, which is currently 12.0% per annum. During January 2004, the Rio de Janeiro state government launched a debt-rescheduling program through which all previous amnestied debt, parceled in 36, 60 or 120 months, will be substantially reduced and paid in 6 monthly installments. We, subsequently to December 31, 2003, applied to be included in such debt-reschedule program. Adjustments to the State Tax Obligations item on our balance sheet, derived from such program, will be recognize during 2004, when the Rio de Janeiro state government will be recalculating the total debt due by us.

     In addition, in 2000, we applied to, and were accepted by, the Brazilian federal government to join a tax amnesty program (REFIS), which restructured our outstanding 1999 federal tax obligations into monthly payments equal to 1.2% of our gross sales, with interest accruing at a rate set from time-to-time by the Brazilian federal government (TJLP), which was 10.5% a.a. as of December 30, 2003.

     We have other past due federal taxes which were not paid in the beginning of 2002, in the approximate amount of R$839,000,as well as fines applied against us by the Brazilian Social Securities Authorities, in the approximate amount of R$9,400,000, which are not covered by any of the above mentioned tax agreements. However, during June 2003 the Brazilian Government implemented another tax amnesty (PAES), to which we applied and are waiting for Government acceptance. Through this program the balance of the previous Federal tax amnesty program (REFIS) and unpaid 2002 federal tax, as well as the Social Security penalties, will be paid in monthly installments equivalent to 1.5% of the our gross sales, with interest accruing at rates set by the Brazilian Federal government (TJLP), currently 10.5% per year.

     Considering all the above mentioned fiscal debts, we are required to pay restructured past-due Brazilian state taxes of approximately R$4,515,000 and federal taxes of approximately R$15,050,000.

     For the fiscal 2004, we expect to pay approximately R$892,000 pursuant to the state tax settlements and approximately R$715,000 pursuant to the federal tax amnesty program.

     Since June 2002, we have paid all of our current taxes on a timely basis.

     We also have long-term contractual obligations in the form of operating lease obligations related to our owned and operated stores.

     The future minimum lease payments under those obligations with an initial or remaining noncancelable lease terms in excess of one year at December 31, 2003 are as follows: (Amounts in Brazilian Reais)

2004	5.918.000
2005	5.465.000
2006	4.803.000
2007	3.927.000
2007	3.279.000
Thereafter	539.000

     Rent expense was R$5,609,000 for the years ended December 31, 2003.

     In the past, we have generated cash and obtained financing sufficient to meet our debt obligations. We plan to fund our current debt obligations mainly through cash provided by our operations, borrowings and capital raising.

     Our capital expenditures for fiscal 2003 were approximately R$1,500,000. We require capital primarily for the improvement of our owned and operated points of sale. Currently, four of our owned and operated stores are located in facilities that we own, and all of our other owned and operated stores are located in leased facilities.

     Our average cost to open a retail outlet was approximately R$300,000 to R$500,000 including leasehold improvements, equipment and beginning inventory, as well as expenses for store design, site selection, lease negotiation, construction supervision and obtaining permits.

     We have estimated that our capital expenditures for fiscal 2004, which will be used to maintain and upgrade our current restaurant network, will be approximately R$3,000,000. We anticipate that the primary use of our cash resources during 2004 will be to service our debt obligations. During 2004, we intend to focus our efforts on expanding both the number of our franchisees and the number of our franchised stores, neither of which are expected to require significant capital expenditures.

     As discussed above, we have contractual obligations in different forms. The following table summarizes our contractual obligations and financial commitments, as well as their aggregate maturities. (Amounts in Brazilian Reais)

Fiscal Year	Contractual Leases	Fiscal Debt	Loans Payable	Total
2004	5.918.000	1.607.000	5.155.000	12.680.000
2005	5.465.000	1.520.600	979.000	7.964.600
2006	4.803.000	1.347.800	741.000	6.891.800
2007	3.927.000	1.347.800	—	5.274.800
2008	3.279.000	1.316.800	—	4.595.800
Thereafter	539.000	12.425.000	—	12.964.000

     Cash provided by operations along with our borrowing capacity and other sources of cash will be used to satisfy the obligations and our estimates for capital improvements (including remodeling of our stores).

     We plan to address our immediate and future cash flow needs to include focusing on a number of areas including:

•	the sale of certain of our owned and operated stores;

•	the reduction of expenses, including reducing our per-store headcount expense by continuing to expand our operations while maintaining our current headcount;

•	the expansion of our franchisee base, which may be expected to generate additional cash flows from royalties and franchise fees without significant capital expenditures;

•	the introduction of new programs and menu expansions to meet consumer needs and wishes; and

•	negotiation with suppliers in order to obtain significant rebates in long term supply contracts.

GOING CONCERN ISSUE

     In order to sustain our operations, we have, in the past, been dependent upon the continued forbearance of our creditors. While we are currently in full compliance with agreements with our creditors, there can be no assurance that we will not be forced to seek the forbearance of our creditors in the future. In addition, there can be no assurance that our plans will be realized, or that additional financing will be available to us when needed, or on terms that are desirable. Furthermore, there can be no assurance that we will locate suitable new franchisees, or desirable locations for new and existing franchisees to open stores. Our ability to further reduce expenses and optimize our headcount is directly impacted by our need to maintain an infrastructure to support changing the locations, if required, of both our current and future stores and operations. Our ability to re-market our owned and operated stores to franchisees, and to generate cash flows from such activities, is impacted by our ability to locate suitable buyers with the interest and capital to complete such transactions, and the time to complete such sales. Additionally, our ability to achieve our plans is further impacted by the instability of both the political and economic environment in Brazil, which has a direct impact on the desire and ability of consumers to visit fast food outlets. We are also dependent upon the continued employment of key personnel. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

     We annually review our financial reporting and disclosure practices and accounting policies to ensure that they provide accurate and transparent information relative to the current economic and business environment. We believe that of our significant accounting policies involve a higher degree of judgment and/or complexity. (See summary of significant accounting policies more fully described in the Notes to Consolidated Financial Statements on pages F-9 through F-13.)

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

NEW ACCOUNTING STANDARDS

Asset retirement obligations

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations, effective January 1, 2003. The Statement requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, the cost will be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. The adoption of SFAS No. 143 did not have a material effect on the our results of operations or financial position.

Variable interest entities

     In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (FIN No. 46), Consolidation of Variable Interest Entities, which requires an enterprise to consolidate or make certain, disclosures about variable interest entities that meet certain criteria, effective January 1, 2003. FIN No. 46 is not applicable to the us.

Impairment of long-lived assets and intangible assets

     We follow SFAS Nos. 144 and 141 with regard to the impairment of long lived assets and intangibles. If there is an indicator of impairment (i.e. negative operating cash flows) an estimate of undiscounted future cash flows produced by each restaurant within the asset grouping is compared to its carrying value. If any asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value.”

OFF-BALANCE SHEET ARRANGEMENTS

     We are not involved in any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

     We finance a portion of our operations by issuing debt and entering into bank credit facilities. These debt obligations expose us to market risks, including interest rate risk and foreign currency exchange risk. A portion of our purchase commitments are denominated in U.S. Dollars, while our operating revenues are denominated in Brazilian Reais. We extinguished all of our debt denominated in US Dollars during 2003. Fluctuations in exchange rates between the Real and the U.S. Dollar expose us to significant foreign exchange risk. We attempt, when possible, to protect our revenues from foreign currency exchange risks by periodically adjusting our selling prices in Reais.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial statements and supplementary data for the Registrant are on pages F-1 through F-24.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 10. CONTROLS AND PROCEDURES

     In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis, we have formalized our disclosure controls and procedures. Ricardo Figueiredo Bomeny, our principal executive and acting as our principal financial officer has reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of December 31, 2003. Based on such evaluation, Mr. Bomeny has concluded that, as of December 31, 2003, our disclosure controls and procedures were effective in timely alerting him to material information relating to us (and our consolidated subsidiaries) required to be included in our periodic SEC filings.

     There have been no significant changes in our internal controls or other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The items required by Part III, Item 10 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2004 Annual Meeting of Shareholders to be filed on or before April 29, 2004.

ITEM 11. EXECUTIVE COMPENSATION

     The items required by Part III, Item 11 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2004 Annual Meeting of Shareholders to be filed on or before April 29, 2004.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The items required by Part III, Item 12 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2004 Annual Meeting of Shareholders to be filed on or before April 29, 2004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The items required by Part III, Item 13 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2004 Annual Meeting of Shareholders to be filed on or before April 29, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The items required by Part III, Item 14 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2004 Annual Meeting of Shareholders to be filed on or before April 29, 2004.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8 - K

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

(b)	Reports on Form 8-K

None.

(c)	Exhibits

Exhibit Index	Description
3.1	Certificate of Incorporation of the Registrant, as amended (1)

3.2	By-laws of the Registrant (2)

10.1	Amended and Restated 1992 Stock Option Plan (2)

10.2	Stockholders’ Agreement dated as of August 11, 1997, between Registrant, AIG Latin America Equity Partners, Ltd. and Registrant’s then-current executive officers and directors, and certain of their affiliates (3)

10.3	Amendment, dated as of March 14, 2001, to Stockholders’ Agreement between the Registrant, AIG Latin America Equity Partners, Ltd. and Registrant’s then-current executive officers and directors, and certain of their affiliates (4)

10.4	Capitalization and Administrative Restructuring Intentions Protocol dated May 15, 2002 by and among Brazil Fast Food Corp., Gustavo Figueredo Bomeny, CCC Emprendimentos e Participacoes Ltda., BigBurger Ltda., Jose Ricardo Bousquet Bomeny, Omar Carneiro da Cunha, Seaview Venture Group, Peter van Voorst Vader and Shampi Investments A.E.C. (5)

21.1	Subsidiaries of Registrant (6)

24.1*	Power of Attorney (comprises a portion of the signature page of this report)

31.1*	Certification by Ricardo Figueiredo Bomeny, Chief Executive Officer and Acting Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by Ricardo Figueiredo Bomeny, Chief Executive Officer and Acting Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

(1)	Filed as an exhibit to Registrant’s Registration Statement on Form S-1 (File No. 333-3754).

(2)	Filed as an exhibit to Registrant’s Registration Statement on Form S-1 (File No. 33-71368).

(3)	Filed as an exhibit to Registrant’s Current Report on Form 8-K, dated August 29, 1997 (File No. 0-23278).

(4)	Filed as an exhibit to Registrant’s Current Report on Form 8-K, dated April 1, 2001.

(5)	Filed as an exhibit to Registrant’s Current Report on Form 8-K, dated May 15, 2002

(6)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 0-23278).

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Rio de Janeiro, Federative Republic of Brazil, on the 14th day of April, 2004.

BRAZIL FAST FOOD CORP.
By: /s/ Ricardo Figueiredo Bomeny
Ricardo Figueiredo Bomeny
President and Chief Executive Officer

     KNOWN ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints and hereby authorizes Ricardo Figueiredo Bomeny and Peter J.F. van Voorst Vader, severally, such person’s true and lawful attorneys-in-fact, with full power of substitution or resubstitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign on such person’s behalf, individually and in each capacity stated below, any and all amendments, to this Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated:

Date: April 14, 2004	/s/ Ricardo Figueiredo Bomeny

Ricardo Figueiredo Bomeny
Chief Executive Officer and Acting Chief Financial Officer

Date: April 14, 2004	/s/ Omar Carneiro da Cunha

Omar Carneiro da Cunha
Chairman of the Board

Date: April 14, 2004	/s/ Peter J.F. van Voorst Vader

Peter J.F. van Voorst Vader
Director

Date: April 14, 2004	/s/ Romulo Borges Fonseca

Romulo Borges Fonseca
Director

Date: April 14, 2004	/s/ José Ricardo Bousquet Bomeny

José Ricardo Bousquet Bomeny
Director

Date: April 14, 2004	/s/ Stephen J. Rose

Stephen J. Rose Director

Date: April 14, 2004	/s/ Guillermo Hector Pisano

Guillermo Hector Pisano
Director

Date: April 14, 2004	/s/ Gustavo Figueiredo Bomeny

Gustavo Figueiredo Bomeny
Director

EXHIBIT INDEX

Exhibit Index	Description
3.1	Certificate of Incorporation of the Registrant, as amended (1)

3.2	By-laws of the Registrant (2)

10.1	Amended and Restated 1992 Stock Option Plan (2)

10.2	Stockholders’ Agreement dated as of August 11, 1997, between Registrant, AIG Latin America Equity Partners, Ltd. and Registrant’s then-current executive officers and directors, and certain of their affiliates (3)

10.3	Amendment, dated as of March 14, 2001, to Stockholders’ Agreement between the Registrant, AIG Latin America Equity Partners, Ltd. and Registrant’s then-current executive officers and directors, and certain of their affiliates (4)

10.4	Capitalization and Administrative Restructuring Intentions Protocol dated May 15, 2002 by and among Brazil Fast Food Corp., Gustavo Figueredo Bomeny, CCC Emprendimentos e Participacoes Ltda., BigBurger Ltda., Jose Ricardo Bousquet Bomeny, Omar Carneiro da Cunha, Seaview Venture Group, Peter van Voorst Vader and Shampi Investments A.E.C. (5)

21.1	Subsidiaries of Registrant (6)

24.1*	Power of Attorney (comprises a portion of the signature page of this Annual Report)

31.1*	Certification by Ricardo Figueiredo Bomeny, Chief Executive Officer and Acting Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by Ricardo Figueiredo Bomeny, Chief Executive Officer and Acting Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

(1)	Filed as an exhibit to Registrant’s Registration Statement on Form S-1 (File No. 333-3754).

(2)	Filed as an exhibit to Registrant’s Registration Statement on Form S-1 (File No. 33-71368).

(3)	Filed as an exhibit to Registrant’s Current Report on Form 8-K, dated August 29, 1997 (File No. 0-23278).

(4)	Filed as an exhibit to Registrant’s Current Report on Form 8-K, dated April 1, 2001.

(5)	Filed as an exhibit to Registrant’s Current Report on Form 8-K, dated April 1, 2002.

(6)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 0-23278).

BRAZIL FAST FOOD CORP. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001

BRAZIL FAST FOOD CORP. AND SUBSIDIARY

INDEX TO FINANCIAL STATEMENTS

Page
Report of independent public accountants	F-2
Financial statements:
Consolidated balance sheets	F-3
Consolidated statements of operations	F-4
Consolidated statements of comprehensive loss	F-5
Consolidated statements of changes in shareholders’ equity	F-6
Consolidated statements of cash flows	F-7
Notes to consolidated financial statements	F-8 to F-27

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of
Brazil Fast Food Corp. and subsidiary

We have audited the accompanying consolidated balance sheets of Brazil Fast Food Corp. and subsidiary (a Delaware corporation) as of December 31, 2003 and 2002, and the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brazil Fast Food Corp. and subsidiary as of December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The financial statements as of December 31, 2003 and for the year then ended have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, to the financial statements, the Company has suffered recurring losses and has a negative working capital and shareholders’ equity that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Rio de Janeiro, Brazil
March 22, 2004

Grant Thornton Auditores Independentes

BRAZIL FAST FOOD CORP. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands of Brazilian Reais, except share amounts)

	December 31,
	2003		2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	R$	1.063	R$	1.461
Inventories		1.596		1.536
Accounts receivable
Clients		847		714
Franchisees		6.442		5.333
Allowance for doubtful accounts		(2.094)		(1.893)
Prepaid expenses		966		637
Other current assets		457		231

TOTAL CURRENT ASSETS		9.277		8.019

PROPERTY AND EQUIPMENT, NET		16.505		17.081
DEFERRED CHARGES, NET		7.283		9.035
OTHER RECEIVABLES AND OTHER ASSETS		2.740		2.849

TOTAL ASSETS	R$	35.805	R$	36.984

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
Notes payable	R$	5.155	R$	6.317
Accounts payable and accrued expenses		5.600		5.295
Payroll and related accruals		1.584		2.645
Taxes, other than income taxes		702		1.155
Deferred income		511		637
Reassessed taxes		1.607		5.901
Other current liabilities		—		307

TOTAL CURRENT LIABILITIES		15.159		22.257
NOTES PAYABLE, less current portion		1.720		—
DEFERRED INCOME, less current portion		1.848		1.761
CONTINGENCIES AND REASSESSED TAXES, less current portion (note 10)		22.030		14.173
OTHER LIABILITIES		151		303

TOTAL LIABILITIES		40.908		38.494

SHAREHOLDERS’ EQUITY (DEFICIENCY):
Preferred stock, $.01 par value, 5,000 shares authorized; no shares issued		—		—
Common stock, $.0001 par value, 40,000,000 shares authorized; 7,806,540 and 7,542,790 shares issued and outstanding		1		1
Additional paid-in capital		59.530		59.297
Deficit		(63.732)		(59.614)
Accumulated comprehensive loss		(902)		(1.194)

TOTAL SHAREHOLDERS’ EQUITY (DEFICIENCY)		(5.103)		(1.510)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)	R$	35.805	R$	36.984

The accompanying notes are an integral part of the consolidated financial statements.

BRAZIL FAST FOOD CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands of Brazilian Reais, except share amounts)

	Year Ended December 31,
	2003		2002		2001
STORE RESULTS
Net Restaurant Sales	R$	60.466	R$	63.465	R$	68.107
Store Costs and Expenses
Food, Beverage and Packaging		(23.754)		(25.333)		(27.331)
Payroll & Related Benefits		(13.688)		(13.802)		(13.983)
Restaurant Occupancy		(7.569)		(8.417)		(8.341)
Contracted Services		(7.950)		(7.529)		(7.330)
Other Store Costs and Expenses		(1.684)		(1.828)		(2.850)
Total Store Costs and Expenses		(54.645)		(56.909)		(59.835)

STORE OPERATING INCOME		5.821		6.556		8.272

FRANCHISE RESULTS
Net Franchise Royalty Fees	R$	6.663	R$	4.904	R$	3.981
Franchise Costs and Expenses		(2.150)		(1.166)		(1.342)

FRANCHISE OPERATING INCOME		4.513		3.738		2.639

MARKETING, GENERAL AND ADMINISTRATIVE (EXPENSES) INCOME
Marketing (Expenses) Income		(659)		(375)		(2.362)
Administrative Expenses		(6.520)		(7.434)		(7.594)
Other Operating Income (Expenses)		(335)		(607)		2.054
Depreciation and Amortization		(3.355)		(3.773)		(3.966)
Net result of assets sold		48		(287)		(122)
Impairment of assets		(204)		(1.374)		—
Total Marketing, G & A (Expenses) Income		(11.025)		(13.850)		(11.990)

OPERATING INCOME (LOSS)		(691)		(3.556)		(1.079)

Interest Income (Expense)		(3.017)		(4.174)		(5.502)
Foreign Exchange and Monetary Restatement Gain (Loss)		(410)		(3.480)		(1.669)

NET (LOSS)	R$	(4.118)	R$	(11.210)	R$	(8.250)

NET (LOSS) PER COMMON SHARE BASIC AND DILUTED	R$	(0,55)	R$	(1,96)	R$	(2,27)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC AND DILUTED		7.552.363		5.707.957		3.626.626

The accompanying notes are an integral part of the consolidated financial statements.

BRAZIL FAST FOOD CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands of Brazilian Reais)

	Year Ended December 31,
	2003		2002		2001
Net Loss	R$	(4.118)	R$	(11.210)	R$	(8.250)
Other comprehensive (loss):
Foreign currency translation adjustment		292		(473)		(186)

Comprehensive Loss	R$	(3.826)	R$	(11.683)	R$	(8.436)

The accompanying notes are an integral part of the consolidated financial statements.

BRAZIL FAST FOOD CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands of Brazilian Reais)

	Common Stock			Additional Paid-In				Accumulated Comprehensive
	Shares	Par Value		Capital		(Deficit)		Loss		Total
Balance, December 31, 2000	3.235.290		1		46.226		(40.154)		(535)		5.538
Private placement	487.500				4.115						4.115
Net loss	—		—		—		(8.250)		—		(8.250)
Cumulative translation adjustment	—		—		—		—		(186)		(186)

Balance, December 31, 2001	3.722.790		1		50.341		(48.404)		(721)		1.217
Private placement	3.700.000		—		8.829		—		—		8.829
Shares granted	120.000				127						127
Net loss	—		—		—		(11.210)		—		(11.210)
Cumulative translation adjustment	—		—		—		—		(473)		(473)

Balance, December 31, 2002	7.542.790	R$	1	R$	59.297	R$	(59.614)	R$	(1.194)	R$	(1.510)
Exercise of options	23.750				14		—		—		14
Shares in exchange of services	240.000				219						219
Net loss	—		—		—		(4.118)		—		(4.118)
Cumulative translation adjustment	—		—		—		—		292		292

Balance, December 31, 2003	7.806.540	R$	1	R$	59.530	R$	(63.732)	R$	(902)	R$	(5.103)

The accompanying notes are an integral part of the consolidated financial statements.

BRAZIL FAST FOOD CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of Brazilian Reais)

	Year Ended December 31,
	2003		2002		2001
CASH FLOW FROM OPERATING ACTIVITIES:
Net (loss)	R$	(4.118)	R$	(11.210)	R$	(8.250)
Adjustments to reconcile net (loss) to cash provided by (used in) operating activities:
Depreciation and amortization		3.355		3.774		3.966
Gain on vendor capitalization		—		—		915
Loss on assets sold and impairment of assets		156		1.661		453
Accrued reassessed tax		2.045		—		—
Expense accounted for on grant of shares		—		127		—
Expense paid through issuance of equity		118		111		158
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable		(1.041)		1.280		(49)
Inventories		(60)		(612)		416
Prepaid expenses and other current assets		(329)		(17)		(482)
Other assets		(117)		(388)		—
(Decrease) increase in:
Accounts payable and accrued expenses		305		(2.062)		1.367
Payroll and related accruals		(1.061)		959		(787)
Taxes other than income taxes		(453)		724		1.071
Other liabilities		1.059		3.301		(82)
Deferred income		(39)		(637)		197

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES		(180)		(2.989)		(1.107)

CASH FLOW FROM INVESTING ACTIVITIES:
Additions to property and equipment		(2.503)		(1.364)		(2.308)
Proceeds from sale of property, equipment and deferred charges		1.422		631		331
CASH FLOWS (USED IN) INVESTING ACTIVITIES		(1.081)		(733)		(1.977)

CASH FLOW FROM FINANCING ACTIVITIES:
Borrowings under lines of credit		0		—		7.650
Repayments under lines of credit		558		(5.440)		(7.013)
Proceeds from issuance of shares of common stock		14		8.829		3.043

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES		572		3.389		3.680

EFFECT OF FOREIGN EXCHANGE RATE		292		(473)		(186)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		(398)		(806)		410
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR		1.461		2.267		1.857

CASH AND CASH EQUIVALENTS AT END OF YEAR	R$	1.063	R$	1.461	R$	2.267

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

Since March 1996, the Company has sustained net losses totaling R$63,732, and at December 31, 2003, consolidated current liabilities exceed consolidated current assets by R$5,882.

To date, the Company has been dependent upon its initial capital, additional equity and debt financing to fund its operating losses and capital needed for expansion. Currently, the Company has no relevant unused credit line.

During 2002, the Company received net proceeds in amount of R$8,829 which were used to reduce its debt, including debt with private individuals, debt with financial institutions in Brazil, and past due accounts payable with suppliers and others (see note 11).

Management plans to address its immediate and future cash flow needs by focusing on a number of areas including: the continued sale of non-profitable company-owned stores; reduction of expenses including headcount optimization; the continued expansion of its franchisee base, which will generate additional cash flows from royalties and franchise fees without significant capital expenditure; the menu expansion to meet customer demand. In order to act on these plans and sustain current operations, the Company is dependent upon the continued forbearance of its creditors, as well as additional financing.

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

Generally Accepted Accounting Principles (“GAAP”)

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Such accounting principles differ in certain respects from accounting principles generally accepted in Brazil (“Brazilian GAAP”), which is applied by the Company for its annual consolidated financial statement preparation. Unless otherwise specified, all references in these financial statements to (i) “reais,” the “real” or “R$” are to the Brazilian real (singular), or to the Brazilian reais (plural), the legal currency of Brazil, and (ii) “U.S. dollars” or “$” are to United States dollars.

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

Geographic area of operations

The Company primarily operates in Rio de Janeiro and São Paulo, Brazil, making it susceptible to changes in the economic, political, and social conditions in Brazil. Brazil has experienced political, economic and social uncertainty in recent years, including an economic crisis characterized by exchange rate instability and real devaluation, increased inflation, high domestic interest rates, negative economic growth, reduced consumer purchasing power and high unemployment. Under its current leadership, the Brazilian government has been pursuing economic stabilization policies, including the encouragement of foreign trade and investment and an exchange rate policy of free market flotation. Despite the current improvement of Brazilian economic environment, no assurance can be given that the Brazilian government will continue to pursue these policies, that these policies will be successful if pursued or that these policies will not be significantly altered. A decline in the Brazilian economy, political or social problems or a reversal of Brazil’s foreign investment policy is likely to have an adverse effect on the Company’s results of operations and financial condition. Additionally, inflation in Brazil may lead to higher wages and salaries for employees and increase the cost of raw materials, which would adversely affect the Company’s profitability.

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

Pre-opening costs

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

Advertising expense

The Company expenses advertising costs as incurred. Advertising expense was R$4,168, R$2,958 and R$5,244 for the years ended December 31, 2003, 2002 and 2001, respectively.

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

	2003	2002	2001
Net loss as reported	(4,118)	(11,210)	(8,250)
Stock compensation	(484)	(505)	(836)
Net loss pro forma	(4,602)	(11,715)	(9,086)
Net loss per share, as reported	(0.55)	(1.96)	(2.27)
Net loss per share, pro forma	(0.61)	(2.05)	(2.51)

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

All transactions with individuals other than those considered employees, as set forth within the scope of APB No. 25, must be accounted for under the provisions of SFAS No. 123. During 2003, 2002 and 2001, no options were granted to outside consultants.

The weighted average fair values of options granted during 2003, 2002, and 2001 were $.31, $.21, and $1.39, respectively.

The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following weighted average assumptions used for grants in 2003, 2002, and 2001: (1) risk-free interest rate of 5.00%, 5.00% and 5.00% (2) no expected dividend yield, (3) expected lives of 5 years; and (4) expected stock price volatility of 334%, 242%, and 68%, respectively.

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

Long-lived and intangibles assets

In August 2001, the FASB issued SFAS No. 144, which requires that long-lived assets being disposed of be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations.

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

Net loss per common share

The Company applies SFAS No. 128, in the calculation of earnings per share. Under this standard, Basic EPS is computed based on weighted average shares outstanding and excludes any potential dilution; Diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock. There were no common share equivalents outstanding as of December 31, 2003, 2002 and 2001 that would have had a dilutive effect on earnings for those respective years.

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

The adoption of SFAS No. 143 did not have a material effect on the Company’s results of operations or financial position.

Variable interest entities

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (FIN No. 46), Consolidation of Variable Interest Entities, which requires an enterprise to consolidate or make certain, disclosures about variable interest entities that meet certain criteria, effective January 1, 2003. FIN No. 46 is not applicable to the Company.

Reclassifications

The consolidated financial statements for the years ended December 31, 2002 and 2001 have been restated to conform with the current year presentation.

4	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
	2003		2002
Land	R$	2.828	R$	2.828
Buildings and building improvements		4.670		4.639
Leasehold improvements		5.530		5.271
Machinery and equipment		12.981		11.868
Furniture and fixtures		2.314		2.333
Assets under capitalized leases		3.641		3.846
Vehicles		441		233
Other		—		50

		32.405		31.068
Less: Accumulated depreciation and amortization		(15.900)		(13.987)

	R$	16.505	R$	17.081

5	DEFERRED CHARGES

Deferred charges consists of the following:

	December 31,
	2003		2002
Leasehold premiums	R$	11,123	R$	12,972
Less: accumulated amortization		(3,840)		(3,937)

	R$	7,283	R$	9,035

6	NOTES PAYABLE

Notes payable consists of the following:

	December 31,
	2003		2002
Revolving lines of credit (a)	R$	2.933	R$	—
Related party loans (b)		938		—
Mortgages payable		—		2.671
Notes payable linked to fixed assets acquisitions (c)		2.986		3.646
Other notes payable		18		—

		6.875		6.317
Less: current portion		(5.155)		(6.317)

	R$	1.720	R$	—

At December 31, 2003, future maturities of notes payable are as follows:

December 31,
2004	R$	5.155
2005		979
2006		741

(a)Due on demand from various Brazilian financial institutions as well as private individuals with interest rates raging from 18.7% to 19.7% per annum, and guaranteed by certain officers and receivables. Currently, the Company has no relevant unused credit line.

(b)Credit facilities from related parties, including company and private individuals. Repayment of principal is indexed to IGP-M (currently at 8.0% per annum) with interest of 12.0% per annum. Those transactions were made at usual market value.

(c)This credit facility was used to purchase three stores. Repayment of principal with respect to one of these stores is due in 6 monthly installments of R$29. Repayment of principal with respect to the other two stores is due in 31 monthly installments of R$46 in addition of 3 annual installments of R$415, starting January, 2004, ending January 2006. There is no interest charged on these borrowings. Principal is indexed to Brazilian inflation measured by IGP-M. This facility is secured by the fixed assets purchased.

The carrying amount of notes payable approximates fair value at December 31, 2003 and 2002 because they are indexed to the U.S. dollar and are at market interest rates.

7	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accrued expenses consists of the following:

	December 31,
	2003		2002
Suppliers	R$	3.393	R$	3.006
Rent payable		725		680
Outsourcing fees		431		721
Accrued utilities		280		229
Accrued maintenance		72		71
Accrued advertising		364		293
Audit services		103		89
Other accrued liabilities		232		206

	R$	5.600	R$	5.295

8	CASH FLOW INFORMATION

Supplemental Disclosure of Cash Flow Information:

(i)	Interest and income tax:

	Year ended December 31,
	2003	2002	2001
Interest paid	471	1,497	2,016
Income taxes paid	—	—	—

(ii) During fiscal year 2002 the Company purchased three stores (including fixed assets and deferred charges) using credit facilities of R$3,470. As of December 31, 2003 the Company had paid R$484 relating to such debt.

9	TAXATION

Tax losses through December 31, 2003 relating to income tax were R$43,998 and to social contribution tax were R$44,826. Social contribution tax is a Brazilian tax levied on taxable income and is by its nature comparable to corporate income tax. At the date of acquisition, Venbo had R$5,512 of tax loss carry forwards. The utilization of these pre-acquisition losses recognized subsequent to the acquisition, first reduces to zero any goodwill related to the acquisition, second reduces other non-current intangible assets to zero, and third reduces income tax expense.

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

The following is a reconciliation of the amount of reported income tax benefit and the amount computed by applying the combined statutory tax rate of 34% to the loss before income taxes:

	December 31,
	2003		2002		2001
Tax benefit at the combined statutory rate	R$	(1.400)	R$	(3.811)	R$	(2.805)
Combined statutory rate applied to differences between taxable results Brazil and reported results		1.423		1.763		994

Tax benefit for the year		23		(2.048)		(1.811)
Valuation allowances recorded against net deferred tax assets		(23)		2.048		1.811

Income tax benefit as reported in the accompanying consolidated statement of operations	R$	—	R$	—	R$	—

Differences between taxable results in Brazil and reported results are primarily due to differences between Brazilian GAAP and U.S. GAAP.

The following summarizes the composition of deferred tax assets and liabilities and the related valuation allowance at December 31, 2003 and 2002, based on temporary differences and tax loss carry forwards determined by applying rates of 9% for social contribution tax and 25% for income tax.

	December 31,
	2003		2002
Deferred tax assets:
Tax loss carry forward	R$	15.031	R$	15.880
Provision for contingencies		274		171
Present value adjustment		—		106
Property and equipment		907		—

Total deferred tax assets		16.212		16.157

Deferred tax liabilities:
Property and equipment		—		8
Deferred charges		1.682		854

Total deferred tax liabilitie		1.682		862

Net deferred tax asset		14.530		15.295
Valuation allowance		(14.530)		(15.295)

	R$	—	R$	—

The valuation allowance reflects the Company’s assessment of the likelihood of realizing the net deferred tax assets in view of current operations and the Company’s recurring consolidated net losses.

10	COMMITMENTS AND LITIGATION

Operating leases

The future minimum lease payments under operating leases with an initial or remaining non-cancelable lease terms in excess of one year at December 31, 2003 are as follows:

Fiscal Year	Amount
2004	5,918
2005	5,465
2006	4,803
2007	3,928
2008	3,279
Thereafter	539

Rent expense was R$5,492, R$5,609, and R$5,632 for the years ended December 31, 2003, 2002, and 2001, respectively.

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

Litigation and tax amnesty program

During 1999, certain Brazilian taxes levied on the Company were not paid. In the second quarter of 2000, the Company reached an agreement with the state government to parcel unpaid taxes in sixty monthly payments, interest free, in amounts indexed to Brazil’s UNIDADE FISCAL DE REFERENCIA, which is currently 12% per year. In the same period, the Company applied to join a tax amnesty program and was accepted by the Brazilian Federal government (REFIS). Through this program, 1999 past due federal taxes must be paid in monthly installments equivalent to 1.2% of the Company’s gross sales, with interest accruing at rates set by the Brazilian Federal government, currently 10.5% per year.

In the end of 2001 and beginning 2002 the Company did not pay some other state and Federal taxes. In addition, Brazilian Social Securities Authorities applied penalties against the Company, by charging certain operating transactions not covered by the Company’s previous calculation of Social Security contributions.

During December 2002, the Company applied to join and was accepted into another tax amnesty program offered by the Rio de Janeiro state government, through which the Company will parcel unpaid 2001 and 2002 state taxes, in one hundred and twenty monthly payments, interest free, in amounts indexed to Brazil’s UNIDADE FISCAL DE REFERENCIA, which is currently 12% per year.

During January 2004, the Rio de Janeiro state government launched a debt-rescheduling program through which all previous amnestied debt, parceled in 36, 60 or 120 months, will be substantially reduced and paid in 6 monthly installments. The Company subsequently to December 31, 2003 applied to such reschedule program. Adjustments to the State Tax Obligations on our balance sheet, derived from such program, will be recognize during 2004, when the State Government will be recompiling the total debt due by the Company.

During June 2003 the Brazilian Government had implemented another tax amnesty (PAES), to which the Company applied and was accepted by the Government. Through this program the balance of the previous Federal tax amnesty program (REFIS) and unpaid 2001 and 2002 federal tax, as well as the Social Security penalties, are being paid in monthly installments equivalent to 1.5% of the Company’s gross sales, with interest accruing at rates set by the Brazilian Federal government, currently 10.5% per year.

All installments related to those agreements have been paid on a timely basis. During fiscal 2003, the Company paid approximately R$1,107 related to such Brazilian Federal tax amnesty programs and approximately R$2,002 related to Rio de Janeiro state government agreements.

Since June 2002, the Company has paid all its current taxes on a timely basis.

During 2001, the Company claimed in Brazilian court that their lease financing contracts with IBM Leasing should not have their principal amounts indexed to the US dollar, but instead stated in Brazilian Reais bearing interest of 12% per annum. While awaiting the court’s determination, the Company has deposited all installment payments due under its lease financing agreements with the court in reais, inclusive of 12% per annum interest. The installment payments ceased on November, 2002, the end of the contract term. Despite the Company’s claim that it owes the lower amounts, the Company has accrued the full contracted amounts as of September 30, 2003.

Liabilities related to tax amnesty programs and litigation consist of the following:

	2003						2002
					Long						Long
	Total		Current		Term		Total		Current		Term
	Liability		Liability		Liability		Liability		Liability		Liability
Social security tax debts - restated	R$	—		—	R$	—	R$	1.365	R$	—	R$	1.365
Social tax charged on revenues		—		—		—		3.816		3.816		—
Reassessed value- added tax		4.515		892		3.623		5.987		1.125		4.862
REFIS/PAES		15.050		715		14.335		5.082		960		4.122
Leasing litigation		3.144		—		3.144		3.187		—		3.187
Other litigation		928		—		928		637		—		637

TOTAL	R$	23.637	R$	1.607	R$	22.030	R$	20.074	R$	5.901	R$	14.173

11	SHAREHOLDERS’ EQUITY

Preferred stock

The Board of Directors of the Company is empowered, without shareholder approval, to issue up to 5,000 shares of “blank check” preferred stock (the “Preferred Stock”) with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of the Company’s common stock. As of December 31, 2003, no Preferred Stock had been issued.

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

On March 14, 2001, after the Company had failed to achieve certain of these performance targets, the Stockholders’ Agreement was amended to provide for the suspension of AIGLAEP’s right to appoint a majority of the Board of Directors, the suspension of AIGLAEP’s right of approval over the Company’s annual budget, and the Company’s ability to obtain financing of up to $15 million.

In conjunction with the amendment to the Stockholders’ Agreement, the Company agreed to pay AIGLAEP $350,000. Of this amount, $100,000 was paid on March 31, 2001, with the balance to be paid in equal payments of $35,750 over each of the next seven (7) succeeding fiscal quarters. Additionally, the Company issued AIGLAEP a warrant to purchase 35,813 shares of the Company’s common stock at an exercise price of $5 per share, and amended the exercise price to $5 per share on warrants held by the Shareholder which entitled them to purchase an additional 64,187 shares of the Company’s common stock. Certain of the Company’s Directors agreed to issue an option to AIGLAEP to sell 40,000 shares of common stock personally owned by the Directors to AIGLAEP at a price of $1.50 per share.

At the date of the transaction, the quoted market price of the Company’s common stock was $2.50 per share. Accordingly, the excess of the quoted market price of the common stock subject to purchase by AIGLAEP over the price to be paid by AIGLAEP in the amount of $R86 has been treated as a contribution of capital during the quarter ended March 31, 2001. The costs associated with the amendment to the Stockholders’ Agreement in the amount of R$959 have been included in general and administrative expenses in the 2001 consolidated statement of operations.

In November 2001, the Company amended its previously issued quarterly consolidated financial statements to reflect the costs associated with the amendment to the Stockholders’ Agreement as an expense, rather than a direct charge to capital. The effect of this change was to decrease the Company’s reported consolidated net income by R$ 959 for the three months ended March 31, 2001 and to increase the Company’s reported consolidated net loss by R$959 for the six months ended June 30, 2001, respectively.

In May, 2002, the Company privately sold 2,500,000 shares of its common stock for R$5,000 to four accredited private investors (collectively, the New Investors), as a part of a new shareholders agreement (the Agreement). As of December 31, 2003 the Company had received the total amount of such private placement.

During the third quarter of 2002, the Company privately sold an additional 1,200,000 shares of its common stock at a price in Brazilian reais, computed at the times of exercise, equivalent to US$1.00 per share. The Company has received net proceeds of R$3,829 pursuant to such private placement.

On August 15, 2003 options to purchase an aggregate of 23,750 shares of common stock were exercised, having an aggregate purchase price of $4,512.50 equivalent to R$14.

Services provided in exchange of common shares

In May, 2002 the Company entered into an agreement requiring the Company to retain the services of either Ricardo Bomeny, or an entity of which he is a principal, to manage the Company’s subsidiary day-to-day operations for a term of two years. For such services the consultant will receive 20,000 shares of the Company’s common stock for each of the first twelve months of such two-year term, a sum in cash for the second twelve months of such term in a amount to be mutually agreed upon at a future date, and an additional 260,000 shares at the end of the two-year term conditioned upon the attainment of specified targets. During 2003 the Company charged R$118 (R$111 in 2002) to operating results related to those services. Such amount is a result of number of shares owed on accrual basis until December 31, 2002, multiplied by their average fair value.

On December 31, 2003 the amount equivalent to 240,000 were incorporated to Additional Paid in Capital.

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

There were no options canceled during the twelve months ended December 31, 2003, under the Company’s Stock Option Plan.

Under the Company’s Stock Option Plan, options to purchase a total of 28,125 shares have expired during the twelve months ended December 31, 2003.

Vesting terms of the options range from immediately vesting of all options to a ratable vesting period of 3 years. Option activity for the years ended December 31, 2003, 2002 and 2001 is summarized as follows:

	2003		2002		2001
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Options outstanding at beginnig of year	590.000	$2,35	564.437	$2,29	446.412	$11,04
Granted	32.500	0,32	175.250	1,25	188.750	2,30
Exercised	(23.750)	0,19	—	—	—	—
Expired	(28.125)	2,45	(25.937)	2,45	(67.225)	13,00
Canceled	—	—	(123.750)	2,18	(3.500)	2,23

Options outstanding at December 31,	570.625	$1,76	590.000	$2,35	564.437	$2,29
Options exercisable at December 31,	558.125	$1,77	555.000	$2,43	544.437	$2,29

The options outstanding at December 31, 2003, range in price from $0.32 per share to $2.876 per share and have a weighted average remaining contractual life of 3.13 years.

12	SELECTED QUARTERLY FINANCIAL DATA

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2003
Net Restaurant Sales	15.447	13.902	14.393	16.724
Net Franchise Royalty Fees	1.617	1.486	1.560	2.000
Operating income (loss)	(921)	(192)	146	276
Net income (loss)	(2.090)	(596)	(602)	(830)
Basic and diluted income (loss) per share	(0,28)	(0,08)	(0,08)	(0,11)
Weighted average common shares outstanding	7.542.790	7.542.790	7.554.665	7.569.207
2002
Net Restaurant Sales	17.115	14.716	14.781	16.853
Net Franchise Royalty Fees	1.169	1.036	1.162	1.537
Operating income (loss)	(388)	(561)	(1.134)	(1.473)
Net income (loss)	(1.520)	(3.205)	(3.791)	(2.694)
Basic and diluted income (loss) per share	(0,41)	(0,64)	(0,57)	(0,34)
Weighted average common shares outstanding	3.722.790	4.972.790	6.622.790	7.513.457