Form 10-Q
period 2004-03-31
BRAZIL FAST FOOD CORP
filed 2004-05-24
CIK 914537

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

Commission File Number: 000-23278

Brazil Fast Food Corp.

(Exact name of Registrant as specified in its charter)

Delaware	13-3688737
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

Rua Voluntários da Pátria, 80-4° andar
Rio de Janeiro RJ, Brazil, CEP 22270-010
(Address of principal executive offices)

Registrant’s telephone number: 011 55 21 2564-6452

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

     As of May 21, 2004 there were issued and outstanding 8,093,468 shares of the Registrant’s Common Stock, par value $0.0001.

ITEM 1. FINANCIAL STATEMENTS.

BRAZIL FAST FOOD CORP. AND SUBSIDIARY

Consolidated Balance Sheets (Unaudited)
(in thousands of Brazilian Reais, except share amounts)

	March, 31		December 31,
	2004		2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	R$	688	R$	1,063
Inventories		1,571		1,596
Accounts receivable
Clients		724		847
Franchisees		7,025		6,442
Allowance for doubtful accounts		(2,099)		(2,094)
Prepaid expenses		1,375		966
Other current assets		239		457

TOTAL CURRENT ASSETS		9,523		9,277

PROPERTY AND EQUIPMENT, NET		16,544		16,505
DEFERRED CHARGES, NET		7,126		7,283
OTHER RECEIVABLES AND OTHER ASSETS		2,831		2,740

TOTAL ASSETS	R$	36,024	R$	35,805

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
Notes payable	R$	4,922	R$	5,155
Accounts payable and accrued expenses		4,800		5,600
Payroll and related accruals		1,711		1,584
Taxes, other than income taxes		667		702
Deferred income		828		511
Reassessed taxes		1,999		1,607

TOTAL CURRENT LIABILITIES		14,927		15,159
NOTES PAYABLE, less current portion		1,227		1,720
DEFERRED INCOME, less current portion		2,475		1,848
CONTINGENCIES AND REASSESSED TAXES, less current portion (note 3)		21,369		22,030
OTHER LIABILITIES		91		151

TOTAL LIABILITIES		40,089		40,908

SHAREHOLDERS’ EQUITY (DEFICIENCY):
Preferred stock, $.01 par value, 5,000 shares authorized; no shares issued		—		—
Common stock, $.0001 par value, 12,500,000 shares authorized; 7,833,468 shares issued and outstanding		1		1
Additional paid-in capital		59,530		59,530
Deficit		(62,692)		(63,732)
Accumulated comprehensive loss		(904)		(902)

TOTAL SHAREHOLDERS’ EQUITY (DEFICIENCY)		(4,065)		(5,103)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)	R$	36,024	R$	35,805

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARY

Consolidated Statements of Operations (Unaudited)
(in thousands of Brazilian Reais, except share amounts)

	Three Months Ended March 31,
	2004		2003
STORE RESULTS
Net Restaurant Sales	R$	16,154	R$	15,447
Store Costs and Expenses
Food, Beverage and Packaging		(6,013)		(6,131)
Payroll & Related Benefits		(3,596)		(3,464)
Restaurant Occupancy		(2,085)		(1,795)
Contracted Services		(2,240)		(2,109)
Other Store Costs and Expenses		(764)		(677)
Total Store Costs and Expenses		(14,698)		(14,176)

STORE OPERATING INCOME		1,456		1,271

FRANCHISE RESULTS
Net Franchise Royalty Fees	R$	1,870	R$	1,617
Franchise Costs and Expenses		(426)		(450)

FRANCHISE OPERATING INCOME		1,444		1,167

MARKETING, GENERAL AND ADMINISTRATIVE (EXPENSES) INCOME
Marketing (Expenses) Income		249		323
Administrative Expenses		(1,675)		(1,514)
Other Operating Income (Expenses)		1,430		(1,285)
Depreciation and Amortization		(707)		(883)
Total Marketing, G & A (Expenses) Income		(703)		(3,359)

OPERATING INCOME (LOSS)		2,197		(921)

Interest Income (Expense)		(321)		(818)
Foreign Exchange and Monetary Restatement Gain (Loss)		(836)		(351)
NET INCOME (LOSS)	R$	1,040	R$	(2,090)

NET (LOSS) PER COMMON SHARE
BASIC AND DILUTED	R$	0.13	R$	(0.28)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC AND DILUTED		7,806,540		7,542,790

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARY
Consolidated Statements of Comprehensive Loss (Unaudited)
(in thousands of Brazilian Reais)

	Three Months Ended March 31,
	2004		2003
Net Loss	R$	1,040	R$	(2,090)
Other comprehensive income (loss):
Foreign currency translation adjustment		(2)		49

Comprehensive Loss	R$	1,038	R$	(2,041)

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARY

Consolidated Statements of Changes In Shareholders’ Equity (Unaudited)
(in thousands of Brazilian Reais)

	Common Stock			Additional Paid-In				Accumulated Comprehensive
	Shares	Par Value		Capital		(Deficit)		Loss		Total
Balance, December 31, 2003	7,806,540	R$	1	R$	59,530	R$	(63,732)	R$	(902)	R$	(5,103)
Net Income	—		—		—		1,040		—		1,040
Cumulative translation adjustment	—		—		—		—		(2)		(2)

Balance, March 31, 2004	7,806,540	R$	1	R$	59,530	R$	(62,692)	R$	(904)	R$	(4,065)

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited) (in thousands of Brazilian Reais)

	Three Months Ended March 31,
	2004		2003
CASH FLOW FROM OPERATING ACTIVITIES:
Net (loss)	R$	1,040	R$	(2,090)
Adjustments to reconcile net (loss) to cash provided by (used in) operating activities:
Depreciation and amortization		707		883
(Gain) Loss on assets sold		(121)		53
Contingences accrued		—		2,045
Services provided in exchange for shares		—		77
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable		(455)		285
Inventories		25		(67)
Prepaid expenses and other current assets		(409)		54
Other assets		218		(11)
(Decrease) increase in:
Accounts payable and accrued expenses		(800)		(1,006)
Payroll and related accruals		127		(990)
Taxes other than income taxes		(35)		264
Other liabilities		(60)		(168)
Contingencies and reassessed taxes		(269)		801
Deferred income		944		(160)

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES		912		(30)

CASH FLOW FROM INVESTING ACTIVITIES:
Additions to property and equipment		(675)		(629)
Proceeds from sale of property, equipment and deferred charges		116		248
CASH FLOWS (USED IN) INVESTING ACTIVITIES		(559)		(381)

CASH FLOW FROM FINANCING ACTIVITIES:
Borrowings under lines of credit				—
Repayments under lines of credit		(726)		(241)
Proceeds from issuance of shares of common stock				—

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES		(726)		(241)

EFFECT OF FOREIGN EXCHANGE RATE		(2)		49

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		(375)		(603)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD		1,063		1,461

CASH AND CASH EQUIVALENTS AT END OF PERIOD	R$	688	R$	858

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements (Unaudited)
(in thousands of Brazilian Reais)

     NOTE 1 - FINANCIAL STATEMENT PRESENTATION

The accompanying financial statements have been prepared by Brazil Fast Food Corp. (the “Company”), without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2004 and for all periods presented have been made. The results of operations for the periods ended March 31, 2004 and 2003 are not necessarily indicative of the operating results for a full year. Unless otherwise specified all references in these financial statements to (i ) “Reais” or “R$” are to the Brazilian Real (singular), or to Brazilian Reais (plural), the legal currency of Brazil, and (ii ) “U.S. Dollars” or “$” are to United States’ dollars.

Certain information and footnote disclosures prepared in accordance with generally accepted accounting principles and normally included in the financial statements have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

     NOTE 2 - MANAGEMENT PLANS REGARDING GOING CONCERN

Since the acquisition of Venbo Comercio de Alimentos Ltda. in 1996, the Company has sustained net losses totaling approximately R$62,692 and at March 31, 2004, consolidated current liabilities exceed consolidated current assets by R$5,404.

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

See Notes to Consolidated Financial Statements

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

     NOTE 3 – CONTINGENCIES AND REASSESSED TAXES

During 1999, certain Brazilian taxes levied on the Company were not paid. In the second quarter of 2000, the Company reached an agreement with the state government to parcel unpaid taxes in sixty monthly payments, interest free, in amounts indexed to Brazil’s UNIDADE FISCAL DE REFERENCIA, which is currently 9.9% per year. In the same period, the Company applied to join a tax amnesty program and was accepted by the Brazilian Federal government (REFIS). Through this program, 1999 past due federal taxes must be paid in monthly installments equivalent to 1.2% of the Company’s gross sales, with interest accruing at rates set by the Brazilian Federal government, currently 10.2% per year.

In the end of 2001 and beginning 2002 the Company did not pay some other state and federal taxes. In addition, Brazilian Social Securities Authorities applied penalties against the Company, by charging certain operating transactions not covered by the Company’s previous calculation of Social Security contributions.

During December 2002, the Company applied to join and was accepted into another tax amnesty program offered by the Rio de Janeiro state government, through which the Company will parcel unpaid 2001 and 2002 state taxes, in one hundred and twenty monthly payments, interest free, in amounts indexed to Brazil’s UNIDADE FISCAL DE REFERENCIA, which is currently 9.9% per year.

During January 2004, the Rio de Janeiro state government launched a debt-rescheduling program through which all previous amnestied debt, parceled in 36, 60 or 120 months, will be substantially reduced and paid in 6 monthly installments. The Company applied to such reschedule program during January, 2004. Adjustments to the State Tax Obligations on Company’s balance sheet, derived from such program, will be recognize during the second quarter of 2004, when the State Government will be recompiling the total debt due by the Company.

See Notes to Consolidated Financial Statements

During June 2003 the Brazilian Government had implemented another Federal tax amnesty (PAES), to which the Company applied and was accepted by the Government. Through this program the balance of the previous Federal tax amnesty program (REFIS) and unpaid 2001 and 2002 federal tax, as well as the Social Security penalties, are being paid in monthly installments equivalent to 1.5% of the Company’s gross sales, with interest accruing at rates set by the Brazilian Federal government, currently 10.2% at per year.

All installments related to those agreements have been paid on a timely basis. During fiscal 2003, the Company paid approximately R$373 related to such Brazilian Federal tax amnesty programs and approximately R$665 related to Rio de Janeiro state government agreements.

Since June 2002, the Company has paid all its current taxes on a timely basis.

During 2001, the Company claimed in Brazilian court that their lease financing contracts with IBM Leasing should not have their principal amounts indexed to the US dollar, but instead stated in Brazilian Reais bearing interest of 12% per annum. While awaiting the court’s determination, the Company has deposited all installment payments due under its lease financing agreements with the court in reais, inclusive of 12% per annum interest. The installment payments ceased on November, 2002, the end of the contract term. Despite the Company’s claim that it owes the lower amounts, the Company has accrued the full contracted amounts as of March 31, 2004.

Liabilities related to tax amnesty programs and litigation consist of the following:

	March 31, 2004						December 31, 2003
					Long						Long
	Total		Current		Term		Total		Current		Term
	Liability		Liability		Liability		Liability		Liability		Liability
Reassessed value-added tax		4,299		892		3,407		4,515		892		3,623
REFIS/PAES		15,008		1,107		13,901		15,050		715		14,335
Leasing litigation		3,144		—		3,144		3,144		—		3,144
Other litigation		917		—		917		928		—		928

TOTAL	R$	23,368	R$	1,999	R$	21,369	R$	23,637	R$	1,607	R$	22,030

See Notes to Consolidated Financial Statements

     NOTE 4 – SERVICES PROVIDED IN EXCHANGE OF COMMON SHARES

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

     NOTE 5 – STOCK OPTION PLAN ACTIVITY

During the three months ended March 31, 2004, there were no options granted, canceled or expired under the Company’s Stock Option Plan.

See Notes to Consolidated Financial Statements

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OUR BUSINESS

     Through our wholly-owned subsidiary, Venbo Comercio de Alimentos Ltda., a Brazilian limited liability company which conducts business under the trade name “Bob’s,” we own and, directly and through franchisees, operate the second largest chain of hamburger fast food restaurants in Brazil

RESULTS OF OPERATIONS - COMPARISON OF QUARTERS ENDED MARCH 31, 2004 AND 2003

     Since the first quarter of 2003, the Company has reformatted its consolidated statement of operations in order to improve the quality of analysis. Basically, the current statement differ from the previous one when segregated the earnings provided by Company’s operated stores business from the earnings provided by franchise business. However, all the operating figures were stated as a percentage of the Net Restaurant Sales because the Company believes that, in general, either kind of business (restaurant operations or franchise net earns) move towards Net Restaurant Sales evolution, and, accordingly, cost and expenses should be analyzed in conjunction with such evolution.

The following table sets forth certain operating data for the quarters ended March 31, 2004 and 2003.

	Three Months			Three Months
	Ended			Ended
	March 31, 2004%			March 31, 2003%
STORE RESULTS
Net Restaurant Sales	R$	16,154,000	100.0%	R$	15,447,000	100.0%
Store Costs and Expenses
Food, Beverage and Packaging		(6,013,000)	-37.2%		(6,131,000)	-39.7%
Payroll & Related Benefits		(3,596,000)	-22.3%		(3,464,000)	-22.4%
Restaurant Occupancy		(2,085,000)	-12.9%		(1,795,000)	-11.6%
Contracted Services		(2,240,000)	-13.9%		(2,109,000)	-13.7%
Other Store Costs and Expenses		(764,000)	-4.7%		(677,000)	-4.4%
Total Store Costs and Expenses		(14,698,000)	-91.0%		(14,176,000)	-91.8%
STORE OPERATING INCOME		1,456,000	9.0%		1,271,000	8.2%

FRANCHISE RESULTS
Net Franchise Royalty Fees	R$	1,870,000	11.6%	R$	1,617,000	10.5%
Franchise Costs and Expenses		(426,000)	-2.6%		(450,000)	-2.9%
FRANCHISE OPERATING INCOME		1,444,000	8.9%		1,167,000	7.6%

MARKETING, GENERAL AND ADMINISTRATIVE (EXPENSES) INCOME
Marketing (Expenses) Income		249,000	1.5%		323,000	2.1%
Administrative Expenses		(1,675,000)	-10.4%		(1,514,000)	-9.8%
Other Operating Income (Expenses)		1,430,000	8.9%		(1,285,000)	-8.3%
Depreciation and Amortization		(707,000)	-4.4%		(883,000)	-5.7%
Total Marketing, G & A (Expenses) Income		(703,000)	-4.4%		(3,359,000)	-21.7%

OPERATING INCOME (LOSS)		2,197,000			(921,000)

Interest Income (Expense)		(321,000)	-2.0%		(818,000)	-5.3%
Foreign Exchange and Monetary Restatement Gain (Loss)		(836,000)	-5.2%		(351,000)	-2.3%

NET INCOME (LOSS)	R$	1,040,000	6.4%	R$	(2,090,000)	-13.5%

Store Results

Net Restaurant Sales

     Net restaurant sales for our company-owned retail outlets increased R$ 707,000 or 4.6%, to R$ 16,154,000 for the three months ended March 31, 2004 as compared to R$ 15,447,000 for the three months ended March 31, 2003.

     Same store sales increased approximately 1.0% for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003.

     These increases were due to (i) our promotional campaigns; (ii) introduction of new products and (iii) an average increase of 10% in the sales prices of our products since March 31, 2003.

     These positive effects on restaurant sales were partially offset by the increase of one of Brazilian Sales Taxes (COFINS) in January 2004.

Food, Beverage and Packaging Costs

     As a percentage of net restaurant sales, food, beverage and packaging costs were (37.2%) and (39.7%) for the three months ended March 31, 2004 and 2003, respectively.

     Food, beverage and packaging costs decreased from period to period, due to our ongoing efforts with negotiations of long term agreements with some suppliers. The permanent growth of our franchise network is enhancing its negotiation power with the suppliers.

Payroll & Related Benefits

     As a percentage of net restaurant sales, store payroll and related benefits decreased from (22.4%) for the three months ended March 31, 2003 to (22.3%) for the same period ended March 31, 2004.

     From March 31, 2003 to March 31, 2004 a great portion of our store personnel had their salaries increased by approximately 4% due to union-driven agreements. As a consequence, social charges that are computed based on employees salaries increased as well. Employee transportation costs also increased in 30% during the same period. On the other hand, as mentioned above, our selling prices increased approximately 10% and, accordingly, the payroll costs decreased as a percentage of restaurant sales.

Restaurant Occupancy Costs and Other Expenses

     Restaurant occupancy costs and other expenses expressed as a percentage of net restaurant sales were approximately (12.9%) and (11.6%) for the three months ended March 31, 2004 and 2003, respectively. This increase is mainly attributable to increases in our minimum rent obligations, which are indexed to Brazilian inflation, currently at 5.1% per annum. A permanent reduction of the occupancy cost of one of our main stores partially offset such increase.

Contracted Services

     Expenses related to contracted services expressed as a percentage of net restaurant sales were approximately (13.9%) and (13.7%) for the three months ended March 31, 2004 and 2003, respectively.

     This slight increase is mainly attributable to expenses related to our call center, which operations started in December 2003 as well as increases in the costs of maintenance parts. The effect of those increases was partially offset by the reduction obtained on security services contracted for special events that occurred in 2004, as contrasted to 2003.

Other Store Cost and Expenses

     Other store cost and expenses expressed as a percentage of net restaurant sales were approximately (4.7%) and (4.4%) for the three months ended March 31, 2004 and 2003, respectively. Other store cost and expenses remained at a constant level from period to period.

Franchise Results

Net Franchise Royalty Fees

     Net franchise royalty fees increased R$ 252,000 or 15.6%, to R$ 1,870,000 for the three months ended March 31, 2004 as compared to R$1,617,000 for the three months ended March 31, 2003.

     This increase is mainly attributable to the growth of our franchise business from 250 retail outlets as of March 31, 2003 to 286 as of March 31, 2004.

Franchise Costs and Expenses

     Franchise cost and expenses expressed as a percentage of net restaurant sales were approximately (2.6%) and (2.9%) for the three months ended March 31, 2004 and 2003, respectively.

     Such decrease is attributable to the optimization of the franchise expenses related to the growth of the franchise network.

Marketing, General and Administrative (Expenses) Income

Marketing income (expenses)

     As a percentage of net restaurant sales, net marketing income were approximately 1.5% and 2.1% for the three months ended March 31, 2004 and 2003, respectively.

     The decrease of net marketing income for the three months ended March 31, 2004 as contrasted to the three months ended March 31, 2004 is mainly attributable to higher marketing investments, derived mainly for the sponsoring agreement with Botafogo de Futebol e Regatas, one of the most traditional soccer teams in Brazil.

General and Administrative Expenses

     As a percentage of restaurant sales, general and administrative expenses were approximately (10.4%) and (9.8%) for the three months ended March 31, 2004 and 2003, respectively.

     This increase is mainly attributable to increase in salaries and labor charges of our administrative personnel.

Other Operating Income (Expenses)

     Other operating income (expenses) are mainly comprised of the initial fees paid by our franchisees, as well as income derived from suppliers, pursuant to terms of certain exclusivity agreements, net result of assets and non recurring income or expenses

     Other operating income (expense) expressed as a percentage of net restaurant sales reversed from (8.3%), for the three months ended March 31, 2003 to 8.9% for the three months ended March 31, 2004.

     During the first quarter of 2003 the company recorded non-recurring expenses in amount of R$2,690,000 related to a provision for fines that may be applied against the Company by the Brazilian Social Security Authorities, which charged certain operating transactions not covered by the Company’s previous calculation of Social Security contributions and restated such unpaid debt.

     On the other hand, also during the first quarter of 2003, the Company recorded a non-recurring gain of R$643,000 related to a reversal of accrued Delware Franchise Taxes derived from a review on such tax computation.

     Excluding the net effect of such non recurring items, Other operating income (expense) would be R$762,000 or 4.9% (expressed as a percentage of net restaurant sales) for the first quarter of 2003 and R$1,430,000 or 8.4% (expressed as a percentage of net restaurant sales). Such increase is due to a greater amount of rebates negotiated with suppliers during 2004.

Depreciation and Amortization

     As a percentage of net restaurant sales, depreciation and amortization were approximately (4.4%) and (5.7%) for the three months ended March 31, 2004 and 2003, respectively.

     The 2004 decrease is attributable to the completion of depreciation upon some assets (mainly computers and leasehold improvements).

Interest Income (Expenses) and Foreign Exchange Gain (loss)

Interest Income and Expenses

     As a percentage of net restaurant sales, net interest expense were approximately (2.0)% and (5.3)% for the three months ended March 31, 2004 and 2003, respectively.

     The percentage decrease for the three months ended March 31, 2004 as compared to the same period in 2003 is primarily attributable to reduction of the level of our bank indebtedness.

Foreign Exchange and Monetary Restatement Gain (Loss)

     As a percentage of net restaurant sales, net foreign exchange gain and/or losses were approximately (5.2)% and (2.3)% for the three months ended March 31, 2004 and 2003, respectively.

     In respect of Monetary Restatement, either period had expenses related to monetary indexation derived from notes payable and fiscal debts that are indexed by Brazilian inflation.

     The increase of net loss observed from 2003 to 2004, is due the fact that during the first quarter of 2003 the Brazilian Real valuated against the US Dollar resulting in foreign a exchange gain, since our debt at that period was partially denominated in U.S. Dollars. Such gain did not occur during the first quarter of 2004 since we have no more debt in U.S. Dollars.

LIQUIDITY AND CAPITAL RESOURCES

     Since March 1996, we have funded our cumulative operating losses of R$62,692,000 and made acquisitions of businesses and capital improvements (including remodeling of our stores) by using cash remaining at the closing of our acquisition of Venbo, by borrowing funds from various sources and from private placements of our securities. As of March 31, 2004, we had cash on hand of R$688,000 and a working capital deficiency of R$5,404,000.

     For the quarter ended March 31, 2004, we had net cash used in operating activities of R$912,000, net cash used in investing activities of R$559,000 and net cash used on repayments of financing activities of R$726,000. Net cash used in investing activities was primarily the result of our investment in property and equipment to improve our retail operations.

     Our earnings before interest, taxes, depreciation and amortization (EBITDA) were approximately R$2,904,000 for the quarter ended March 31, 2004 and approximately R$(38,000) for the quarter ended March 31, 2003. EBITDA is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, either loss from operations or net loss as an indicator of operating performance or cash flows as a measure of liquidity, as determined in accordance with accounting principles generally accepted in the United States.

     Our cash resources are currently used primarily to pay for the servicing costs on our debt obligations. Our debt obligations as of March 31, 2004 were as follows:

	March, 31
	2004
Revolving lines of credit (a)	R$	3,054
Related party loans (b)		659
Notes payable linked to fixed assets acquisitions (c)		2,436
Other notes payable		—

		6,149
Less: current portion		(4,922)

	R$	1,227

At March 3, 2004, future maturities of notes payable are as follows:

remaining 2004	R$	4,429
2005		979
2006		741

a) Due on demand from various Brazilian financial institutions with interest rates raging from 18.7% to 19.7% per annum, and guaranteed by certain officers and receivables. Currently, we have no relevant unused credit line.

(b) Credit facilities from related parties, including company and private individuals. Repayment of principal is indexed to IGP-M (currently at 5.1% per annum) with interest of 12.0% per annum. Those transactions were made at usual market value.

(c) This credit facility was used to purchase three stores. Repayment of principal with respect to one of these stores is due in 3 monthly installments of R$29. Repayment of principal with respect to the other two stores is due in 28 monthly installments of R$48 in addition to 2 annual installments of R$427, starting January, 2005, ending January 2006. There is no interest charged on these borrowings. Principal is indexed to Brazilian inflation measured by IGP-M. This facility is secured by the fixed assets purchased.

         Pursuant to settlements reached with Brazilian state taxing authorities in 2000 and 2002, we are required to make repayments over a ten-year period, interest free, in amounts indexed to Brazil’s UNIDADE FISCAL DE REFERENCIA, which is currently 9.9% per annum. During January 2004, the Rio de Janeiro state government launched a debt-rescheduling program through which all previous amnestied debt, parceled in 36, 60 or 120 months, will be substantially reduced and paid in 6 monthly installments. We applied to be included in such debt-reschedule program. Adjustments to the State Tax Obligations item on our balance sheet, derived from such program, will be recognize during the second quarter of 2004, when the Rio de Janeiro state government will be recalculating the total debt due by us.

     In addition, in 2000, we applied to, and were accepted by, the Brazilian federal government to join a tax amnesty program (REFIS), which restructured our outstanding 1999 federal tax obligations into monthly payments equal to 1.2% of our gross sales, with interest accruing at a rate set from time-to-time by the Brazilian federal government (TJLP), which was 10.2% as of March 31, 2004.

     During June 2003 the Brazilian Government had implemented another Federal tax amnesty (PAES), to which the Company applied and was accepted by the Government. Through this program the balance of the previous Federal tax amnesty program (REFIS) and unpaid 2001 and 2002 federal tax, as well as the Social Security penalties, are being paid in monthly installments equivalent to 1.5% of the Company’s gross sales, with interest accruing at rates set by the Brazilian Federal government, currently 10.2% per year.

     Considering all the above mentioned fiscal debts, we are required to pay restructured past-due Brazilian state taxes of approximately R$4,299,000 and federal taxes of approximately R$15,008,000.

     All installments related to those agreements have been paid on a timely basis. During fiscal 2003, the Company paid approximately R$373 related to such Brazilian Federal tax amnesty programs and approximately R$665 related to Rio de Janeiro state government agreements.

     Since June 2002, we have paid all of our current taxes on a timely basis.

     We also have long-term contractual obligations in the form of operating lease obligations related to our owned and operated stores.

     The future minimum lease payments under those obligations with an initial or remaining noncancelable lease terms in excess of one year at March 31, 2004 are as follows: (Amounts in Brazilian Reais)

Fiscal Year
Remaining 2004	4,444,000
2005	5,465,000
2006	4,803,000
2007	3,927,000
2008	3,279,000
Thereafter	539,000

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

	Contractual	Fiscal	Loans
Fiscal Year	Leases	Debt	Payable	Total
2004	4.444.000	1.999.000	4.435.000	10.878.000
2005	5.465.000	2.484.400	979.000	8.928.400
2006	4.803.000	2.133.600	741.000	7.677.600
2007	3.927.000	2.133.600	—	6.060.600
2008	3.279.000	2.102.600	—	5.381.600
Thereafter	539.000	8.454.000	—	8.993.000

     Cash provided by operations along with our borrowing capacity and other sources of cash will be used to satisfy the obligations and our estimates for capital improvements (including remodeling of our stores).

     We plan to address our immediate and future cash flow needs to include focusing on a number of areas including:

      - the sale of certain of our owned and operated stores;

      - the reduction of expenses, including reducing our per-store headcount expense by continuing to expand our operations while maintaining our current headcount;

      - the expansion of our franchisee base, which may be expected to generate additional cash flows from royalties and franchise fees without significant capital expenditures;

      - the introduction of new programs and menu expansions to meet consumer needs and wishes; and

      - negotiation with suppliers in order to obtain significant rebates in long term supply contracts.

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

FORWARD-LOOKING STATEMENTS

     Forward-looking statements in this report, including statements relating, among other things, to our business plans, business and growth strategies, objectives, expectations, trends, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate” and similar expressions identify forward-looking statements, which speak only as of the date the statement is made. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Investors are cautioned that such forward-looking statements involve risks and uncertainties, some or all of which cannot be predicted or quantified and are beyond our control, including, without limitation, those risks and uncertainties described in the risk factors set forth in certain of our periodic filings with the Securities and Exchange Commission, including the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on April 2, 2003. Investors are urged to read such periodic filings and the risk factors contained in those filings.

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

ITEM 4. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of management, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer, Ricardo Bomeny, who is also our acting Principal Financial Officer has concluded that, as of March 31, 2004, these disclosure controls and procedures were effective in timely alerting him to material information relating to our company required to be included in our periodic SEC reports. Since March 31, 2004, there were no significant changes in our internal control over financial reporting, or in other factors, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

Number	Title
31.1	Certification by Ricardo Figueiredo Bomeny, Chief Executive Officer and acting Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Ricardo Figueiredo Bomeny, Chief Executive Officer and acting Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 24, 2004

Brazil Fast Food Corp. (Registrant)
By:	/s/ Ricardo Figueiredo Bomeny
Ricardo Figueiredo Bomeny
Chief Executive Officer and acting Chief Financial Officer