Form 10-Q
period 2004-06-30
BRAZIL FAST FOOD CORP
filed 2004-08-16
CIK 914537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

Commission File Number: 000-23278

BRAZIL FAST FOOD CORP.

(Exact name of Registrant as specified in its charter)

Delaware	13-3688737
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Rua Voluntários da Pátria
89-90 Andar
Botafogo-Rio de Janeiro, Brazil
(Address of principal executive offices)

Registrant’s telephone number: 011 55 21 2564-6452

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

     As of August 13, 2004 there were issued and outstanding 8,093,410 shares of the Registrant’s Common Stock, par value $0.0001.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Brazil Fast Food Corp. and Subsidiary
Consolidated Balance Sheets (Unaudited)
(in thousands of Brazilian Reais, except share amounts)

	June 30,		December 31,
	2004		2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	R$	684	R$	1,063
Inventories		1,913		1,596
Accounts receivable
Clients		747		847
Franchisees		6,805		6,442
Allowance for doubtful accounts		(2,099)		(2,094)
Prepaid expenses		880		966
Other current assets		223		457

TOTAL CURRENT ASSETS		9,153		9,277

PROPERTY AND EQUIPMENT, NET		17,317		16,505
DEFERRED CHARGES, NET		6,954		7,283
OTHER RECEIVABLES AND OTHER ASSETS		3,007		2,740

TOTAL ASSETS	R$	36,431	R$	35,805

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
Notes payable	R$	6,673	R$	5,155
Accounts payable and accrued expenses		4,442		5,600
Payroll and related accruals		1,945		1,584
Taxes, other than income taxes		718		702
Deferred income		809		511
Reassessed taxes		2,000		1,607

TOTAL CURRENT LIABILITIES		16,587		15,159
NOTES PAYABLE, less current portion		2,040		1,720
DEFERRED INCOME, less current portion		2,286		1,848
CONTINGENCIES AND REASSESSED TAXES, less current portion (note 3)		19,686		22,030
OTHER LIABILITIES		71		151

TOTAL LIABILITIES		40,670		40,908

SHAREHOLDERS’ EQUITY (DEFICIENCY):
Preferred stock, $.01 par value, 5,000 shares authorized; no shares issued		—		—
Common stock, $.0001 par value, 12,500,000 shares authorized; 7,806,540 and 8,066,540 shares issued and outstanding		1		1
Additional paid-in capital		59,829		59,530
Deficit		(63,139)		(63,732)
Accumulated comprehensive loss		(930)		(902)

TOTAL SHAREHOLDERS’ EQUITY (DEFICIENCY)		(4,239)		(5,103)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)	R$	36,431	R$	35,805

See Notes to Consolidated Financial Statements

Brazil Fast Food Corp. and Subsidiary
Consolidated Statements of Operations (Unaudited)
(in thousands of Brazilian Reais, except share amounts)

	Six Months Ended June 30,
	2004		2003
STORE RESULTS
Net Restaurant Sales	R$	31,851	R$	29,349
Store Costs and Expenses
Food, Beverage and Packaging		(11,949)		(11,892)
Payroll & Related Benefits		(7,120)		(6,820)
Restaurant Occupancy		(4,207)		(3,628)
Contracted Services		(4,435)		(4,023)
Other Store Costs and Expenses		(1,224)		(982)
Total Store Costs and Expenses		(28,935)		(27,345)

STORE OPERATING INCOME		2,916		2,004

FRANCHISE RESULTS
Net Franchise Royalty Fees	R$	3,623	R$	3,103
Franchise Costs and Expenses		(1,000)		(1,043)

FRANCHISE OPERATING INCOME		2,623		2,060

MARKETING, GENERAL AND
ADMINISTRATIVE (EXPENSES) INCOME
Marketing (Expenses) Income		(14)		107
Administrative Expenses		(3,761)		(3,137)
Other Operating Income (Expenses)		1,894		(405)
Depreciation and Amortization		(1,432)		(1,742)
Total Marketing, G & A (Expenses) Income		(3,313)		(5,177)

OPERATING INCOME (LOSS)		2,226		(1,113)

Interest Income (Expense)		(1,397)		(1,602)
Foreign Exchange and Monetary Restatement Gain (Loss)		(213)		29

NET INCOME (LOSS) BEFORE INCOME TAXES		616		(2,686)

Income taxes		(23)		—

NET INCOME (LOSS)	R$	593	R$	(2,686)

NET INCOME (LOSS) PER COMMON SHARE
BASIC AND DILUTED	R$	0.08	R$	(0.36)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC AND DILUTED		7,871,540		7,542,790

See Notes to Consolidated Financial Statements

Brazil Fast Food Corp. and Subsidiary
Consolidated Statements of Operations (Unaudited)
(in thousands of Brazilian Reais, except share amounts)

	Three Months Ended June 30,
	2004		2003
STORE RESULTS
Net Restaurant Sales	R$	15,697	R$	13,902
Store Costs and Expenses
Food, Beverage and Packaging		(5,936)		(5,761)
Payroll & Related Benefits		(3,524)		(3,356)
Restaurant Occupancy		(2,122)		(1,833)
Contracted Services		(2,195)		(1,914)
Other Store Costs and Expenses		(460)		(305)
Total Store Costs and Expenses		(14,237)		(13,169)

STORE OPERATING INCOME		1,460		733

FRANCHISE RESULTS
Net Franchise Royalty Fees	R$	1,753	R$	1,486
Franchise Costs and Expenses		(574)		(593)

FRANCHISE OPERATING INCOME		1,179		893

MARKETING, GENERAL AND
ADMINISTRATIVE (EXPENSES) INCOME
Marketing (Expenses) Income		(263)		(216)
Administrative Expenses		(2,086)		(1,623)
Other Operating Income (Expenses)		464		880
Depreciation and Amortization		(725)		(859)
Total Marketing, G & A (Expenses) Income		(2,610)		(1,818)

OPERATING INCOME (LOSS)		29		(192)

Interest Income (Expense)		(1,076)		(784)
Foreign Exchange and Monetary Restatement Gain (Loss)		623		380

NET INCOME (LOSS) BEFORE INCOME TAXES		(424)		(596)

Income taxes		(23)		—

NET INCOME (LOSS)	R$	(447)	R$	(596)

NET (LOSS) PER COMMON SHARE
BASIC AND DILUTED	R$	(0.06)	R$	(0.08)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC AND DILUTED		7,936,540		7,542,790

See Notes to Consolidated Financial Statements

Brazil Fast Food Corp. and Subsidiary
Consolidated Statements of Comprehensive Loss (Unaudited)
(in thousands of Brazilian Reais)

	Six Months Ended June 30,				Three Months Ended June 30,
	2004		2003		2004		2003
Net Loss	R$	593	R$	(2,686)	R$	(447)	R$	(596)
Other comprehensive income (loss):
Foreign currency translation adjustment		(28)		226		(26)		177

Comprehensive Loss	R$	565	R$	(2,460)	R$	(473)	R$	(419)

See Notes to Consolidated Financial Statements

Brazil Fast Food Corp. and Subsidiary
Consolidated Statements of Changes In Shareholders’ Equity (Unaudited)
(in thousands of Brazilian Reais)

	Common Stock			Additional Paid-In				Accumulated Comprehensive
	Shares	Par Value		Capital		(Deficit)		Loss		Total
Balance, December 31, 2003	7,806,540	R$	1	R$	59,530	R$	(63,732)	R$	(902)	R$	(5,103)
Shares in exchange of services	260,000				299						299
Net Income	—		—		—		593		—		593
Cumulative translation adjustment	—		—		—		—		(28)		(28)

Balance, June 30, 2004	8,066,540	R$	1	R$	59,829	R$	(63,139)	R$	(930)	R$	(4,239)

See Notes to Consolidated Financial Statements

Brazil Fast Food Corp. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)
(in thousands of Brazilian Reais)

	Six Months Ended June 30,
	2004		2003
CASH FLOW FROM OPERATING ACTIVITIES:
Net (loss)	R$	593	R$	(2,686)
Adjustments to reconcile net (loss) to cash provided by (used in) operating activities:
Depreciation and amortization		1,432		1,742
(Gain) Loss on assets sold		(115)		97
Contingencies accrued		—		2,045
Services provided in exchange for shares		286		123
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable		(258)		59
Inventories		(317)		(64)
Prepaid expenses and other current assets		320		(371)
Other assets		(267)		94
(Decrease) increase in:
Accounts payable and accrued expenses		(1,158)		(1,227)
Payroll and related accruals		361		(867)
Taxes other than income taxes		16		(22)
Other liabilities		(79)		325
Contingencies and reassessed taxes		(1,951)		762
Deferred income		736		(19)

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES		(401)		(9)

CASH FLOW FROM INVESTING ACTIVITIES:
Additions to property and equipment		(2,007)		(1,192)
Proceeds from sale of property, equipment and deferred charges		219		248
CASH FLOWS (USED IN) INVESTING ACTIVITIES		(1,788)		(944)

CASH FLOW FROM FINANCING ACTIVITIES:
Net Borrowings (Repayments) under lines of credit		1,838		126

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES		1,838		126

EFFECT OF FOREIGN EXCHANGE RATE		(28)		226

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		(379)		(601)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD		1,063		1,461

CASH AND CASH EQUIVALENTS AT END OF PERIOD	R$	684	R$	860

See Notes to Consolidated Financial Statements

Brazil Fast Food Corp. and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
(in thousands of Brazilian Reais)

Note 1 — Financial Statement Presentation

The accompanying financial statements have been prepared by Brazil Fast Food Corp. (the “Company”), without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2004 and for all periods presented have been made. The results of operations for the periods ended June 30, 2004 and 2003 are not necessarily indicative of the operating results for a full year. Unless otherwise specified all references in these financial statements to (i ) “Reais” or “R$” are to the Brazilian Real (singular), or to Brazilian Reais (plural), the legal currency of Brazil, and (ii ) “U.S. Dollars” or “$” are to United States’ dollars.

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

Note 2 — Management Plans Regarding Going Concern

Since the acquisition of Venbo Comercio de Alimentos Ltda. in 1996, the Company has sustained net losses totaling approximately R$63,139 and at June 30, 2004, consolidated current liabilities exceed consolidated current assets by R$7,434.

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

During January 2004, the Rio de Janeiro state government launched a debt-rescheduling program through which all previous amnestied debt, parceled in 36, 60 or 120 months, will be substantially reduced and paid in 6 monthly installments. The Company applied to such program during January, 2004 and rescheduled the majority of its state tax debt. Adjustments to the State Tax Obligations on Company’s balance sheet, derived from such program, will be recognized when the referred obligation is extinguished.

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

All installments related to those agreements have been paid on a timely basis. During fiscal 2004, the Company paid approximately R$812 related to such Brazilian Federal tax amnesty programs and approximately R$2,284 related to Rio de Janeiro state government agreements.

Since June 2002, the Company has paid all its current taxes on a timely basis.

During 2001, the Company claimed in Brazilian court that their lease financing contracts with IBM Leasing should not have their principal amounts indexed to the US dollar, but instead stated in Brazilian Reais bearing interest of 12% per annum. While awaiting the court’s determination, the Company has deposited all installment payments due under its lease financing agreements with the court in reais, inclusive of 12% per annum interest. The installment payments ceased on November, 2002, the end of the contract term. Despite the Company’s claim that it owes the lower amounts, the Company has accrued the full contracted amounts as of June 30, 2004.

Liabilities related to tax amnesty programs and litigation consist of the following:

	June 30, 2004						December 31, 2003
					Long						Long
	Total		Current		Term		Total		Current		Term
	Liability		Liability		Liability		Liability		Liability		Liability
Reassessed value- added tax		2,681		893		1,788		4,515		892		3,623
REFIS/PAES		15,003		1,107		13,896		15,050		715		14,335
Leasing litigation		3,144		—		3,144		3,144		—		3,144
Other litigation		858		—		858		928		—		928

TOTAL	R$	21,686	R$	2,000	R$	19,686	R$	23,637	R$	1,607	R$	22,030

Note 4 – Services Provided In Exchange of Common Shares

In May, 2002, the Company entered into an agreement requiring the Company to retain the services of Ricardo Bomeny to manage the Company’s subsidiary day-to-day operations for a term of two years. For such services the consultant, or an entity he indicates, would receive: (a) 240,000 shares for the first twelve months of such two-year term; (b) additional 260,000 shares at the end of the two-year term conditioned upon the attainment of specified targets; and (c) a sum in cash mutually agreed upon at May, 2004.

During the first half of 2004 the Company charged R$286 to operating results related to those services (R$123 in 2003). Such amount is a result of number of shares owed on accrual basis during each periods, multiplied by their average fair value.

Note 5 – Stock Option Plan Activity

During the six months ended June 30, 2004, there were no options granted or canceled under the Company’s Stock Option Plan.

Under the Company’s Stock Option Plan, options to purchase a total of 49,375 shares have expired during the six months ended June 30, 2004.

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

Results of Operations — Comparison of Three and Six Months Ended June 30, 2004 and 2003

     The following statement is comprised of results provided by Company’s operated stores business as well as results derived from franchise business. However, all the operating figures are stated as a percentage of the Net Restaurant Sales because the Company believes that, in general, either kind of business (restaurant operations or franchise net earns) move towards Net Restaurant Sales evolution, and, accordingly, cost and expenses should be analyzed in conjunction with such evolution.

The following table sets forth certain operating data for the periods of three and six months ended June 30, 2004 and 2003

	Six Months			Six Months			Three Months			Three Months
	Ended			Ended			Ended			Ended
	June 30, 2004%			June 30, 2003%			June 30, 2004%			June 30, 2003%
STORE RESULTS
Net Restaurant Sales	R$	31,851,000	100.0%	R$	29,349,000	100.0%	R$	15,697,000	100.0%	R$	13,902,000	100.0%
Store Costs and Expenses
Food, Beverage and Packaging		(11,949,000)	-37.5%		(11,892,000)	-40.5%		(5,936,000)	-37.8%		(5,761,000)	-41.4%
Payroll & Related Benefits		(7,120,000)	-22.4%		(6,820,000)	-23.2%		(3,524,000)	-22.5%		(3,356,000)	-24.1%
Restaurant Occupancy		(4,207,000)	-13.2%		(3,628,000)	-12.4%		(2,122,000)	-13.5%		(1,833,000)	-13.2%
Contracted Services		(4,435,000)	-13.9%		(4,023,000)	-13.7%		(2,195,000)	-14.0%		(1,914,000)	-13.8%
Other Store Costs and Expenses		(1,224,000)	-3.8%		(982,000)	-3.3%		(460,000)	-2.9%		(305,000)	-2.2%
Total Store Costs and Expenses		(28,935,000)	-90.8%		(27,345,000)	-93.2%		(14,237,000)	-90.7%		(13,169,000)	-94.7%

STORE OPERATING INCOME		2,916,000	9.2%		2,004,000	6.8%		1,460,000	9.3%		733,000	5.3%

FRANCHISE RESULTS
Net Franchise Royalty Fees	R$	3,623,000	11.4%	R$	3,103,000	10.6%	R$	1,753,000	11.2%	R$	1,486,000	10.7%
Franchise Costs and Expenses		(1,000,000)	-3.1%		(1,043,000)	-3.6%		(574,000)	-3.7%		(593,000)	-4.3%

FRANCHISE OPERATING INCOME		2,623,000	8.2%		2,060,000	7.0%		1,179,000	7.5%		893,000	6.4%

MARKETING, GENERAL AND ADMINISTRATIVE (EXPENSES) INCOME
Marketing (Expenses) Income		(14,000)	0.0%		107,000	0.4%		(263,000)	-1.7%		(216,000)	-1.6%
Administrative Expenses		(3,761,000)	-11.8%		(3,137,000)	-10.7%		(2,086,000)	-13.3%		(1,623,000)	-11.7%
Other Operating Income (Expenses)		1,894,000	5.9%		(405,000)	-1.4%		464,000	3.0%		880,000	6.3%
Depreciation and Amortization		(1,432,000)	-4.5%		(1,742,000)	-5.9%		(725,000)	-4.6%		(859,000)	-6.2%
Total Marketing, G & A (Expenses) Income		(3,313,000)	-10.4%		(5,177,000)	-17.6%		(2,610,000)	-16.6%		(1,818,000)	-13.1%

OPERATING INCOME (LOSS)		2,226,000			(1,113,000)			29,000			(192,000)

Interest Income (Expense)		(1,397,000)	-4.4%		(1,602,000)	-5.5%		(1,076,000)	-6.9%		(784,000)	-5.6%
Foreign Exchange and Monetary Restatement Gain (Loss)		(213,000)	-0.7%		29,000	0.1%		623,000	4.0%		380,000	2.7%

NET INCOME (LOSS) BEFORE INCOME TAXES	R$	616,000	1.9%	R$	(2,686,000)	-9.2%	R$	(424,000)	-2.7%	R$	(596,000)	-4.3%

Income taxes		(23,000)	-0.1%		—	0.0%		(23,000)	-0.1%		—	0.0%

NET INCOME (LOSS)	R$	593,000	1.9%	R$	(2,686,000)	-9.2%	R$	(447,000)	-2.8%	R$	(596,000)	-4.3%

Store Results

Net Restaurant Sales

     Net restaurant sales for our company-owned retail outlets increased R$1,795,000 or 12.9%, to R$ 15,697,000 for the three months ended June 30, 2004 as compared to R$ 13,902,000 for the three months ended June 30, 2003.

     Net restaurant sales for our company-owned retail outlets increased R$2,502,000 or 8.5%, to R$ 31,851,000 for the six months ended June 30, 2004 as compared to R$ 29,349,000 for the same period ended June 30, 2003.

     Same store sales increased approximately 7.1% for the three months ended June 30, 2004 and the three months ended June 30, 2003, and approximately 5.3% for the six months ended in the same period.

     Besides the improvement of the macroeconomic scenario in Brazil during 2004, those increases were due to (i) our promotional campaigns; (ii) introduction of new products, mainly the “grill line” sandwiches; (iii) an average increase of 10% in the sales prices of our products since June 30, 2003; (iv) implementation of incentive plans to our store personnel (v) expansion of number of own operated outlet from 58 at June 30, 2003 to 64 at June 30, 2004.

     These positive effects on restaurant sales were partially offset by the increase of one of the Brazilian Sales Taxes (COFINS) in January 2004.

Food, Beverage and Packaging Costs

     As a percentage of net restaurant sales, food, beverage and packaging costs were (37.8%) and (41.4%) for quarters ended June 30, 2004 and 2003, respectively. As a percentage of net restaurant sales, food, beverage and packaging costs were (37.5%) and (40.5%) for periods ended June 30, 2004 and 2003, respectively.

     Food, beverage and packaging costs decrease from period to period, is due to the our ongoing efforts on negotiations of long term agreements with some suppliers. The permanent growth of our franchise network is enhancing its negotiation power with the suppliers.

Payroll & Related Benefits

     As a percentage of net restaurant sales, store payroll and related benefits decreased from (24.1%) for the three months ended June 30, 2003 to (22.5%) for the same period ended June 30, 2004. As a percentage of net restaurant sales, store payroll and related benefits decreased from (23.2%) for the six months ended June 30, 2003 to (22.4%) for the same period ended June 30, 2004.

     From June 30, 2003 to June 30, 2004 a great portion of our store personnel had their salary increased on 4% due to union-driven agreements. As a consequence, social charges that are computed based on employees salaries increased as well. Employee transportation costs also increased during the same period. On the other hand, the growth of our revenues (mentioned above) did not require significant increase of number of store employees. Accordingly, the payroll costs decreased as a percentage of restaurant sales, as a result of the optimization of our labor force.

Restaurant Occupancy Costs and Other Expenses

     Restaurant occupancy costs and other expenses expressed as a percentage of net restaurant sales were approximately (13.5%) and (13.2%) for the three months ended June 30, 2004 and 2003, respectively. Restaurant occupancy costs and other expenses expressed as a percentage of net restaurant sales were approximately (13.2%) and (12.4%) for the six months ended June 30, 2004 and 2003, respectively. This increase is mainly attributable to increases in our minimum rent obligations, which are indexed to Brazilian inflation, currently at 9.6% per annum as well as the operation of a new store which has greater lease costs.

Contracted Services

     Expenses related to contracted services expressed as a percentage of net restaurant sales were approximately (14.0%) and (13.8%) for the quarters ended June 30, 2004 and 2003, respectively.

     Expenses related to contracted services expressed as a percentage of net restaurant sales were approximately (13.9%) and (13.7%) for the periods of six months ended June 30, 2004 and 2003, respectively.

     These increases are mainly attributable to expenses related to our call center, which operations started in December 2003 as well as increases in the costs of maintenance parts. The effect of those increases was partially offset by the reduction obtained on security services contracted for special events occurred in 2004, as contrasted to 2003.

Other Store Cost and Expenses

     Other store cost and expenses expressed as a percentage of net restaurant sales were approximately (2.9%) and (2.2%) for the three months ended June 30, 2004 and 2003, respectively.

     Other store cost and expenses expressed as a percentage of net restaurant sales were approximately (3.8%) and (3.3%) for the periods ended June 30, 2004 and 2003, respectively.

     The increases are mainly attributable to the increase of insurance costs and higher traveling expenses due to new stores open away from the Company’s headquarters.

Franchise Results

Net Franchise Royalty Fees

     Net franchise royalty fees increased R$ 267,000 or 18.0%, to R$ 1,753,000 for the three months ended June 30, 2004 as compared to R$1,486,000 for the three months ended June 30, 2003.

     Net franchise royalty fees increased R$ 520,000 or 16.8%, to R$3,623,000 for the six months ended June 30, 2004 as compared to R$3,103,000 for the six months ended June 30, 2003. These increases are mainly attributable to the growth of our franchise business from 261 retail outlets as of June 30, 2003 to 299 retail outlets as of June 30, 2004.

Franchise Costs and Expenses

     Franchise cost and expenses expressed as a percentage of net restaurant sales were approximately (3.7%) and (4.3%) for the periods of three months ended June 30, 2004 and 2003, respectively.

     Franchise cost and expenses expressed as a percentage of net restaurant sales were approximately (3.1%) and (3.6%) for the periods of six months ended June 30, 2004 and 2003, respectively.

     Such decreases are attributable to the optimization of the franchise expenses related to the growth of the franchise network.

Marketing, General and Administrative (Expenses) Income

Marketing income (expenses)

     Marketing income (expenses) is comprised of selling expenses incurred by the Company and the income received from the franchisees related to the contractual marketing funds.

     As a percentage of net restaurant sales, net marketing (expenses) were approximately (1.7%) and (1.6%) for the three months ended June 30, 2004 and 2003, respectively, a flat evolution.

     For the six months ended June 30, 2004 and 2003 the Company presented net marketing income, which were approximately 0.1% and 0.4% of the respective net restaurant sales.

     The reason for resulting net expense for the quarter and net income for the period is that the investments in marketing during the first quarter is lower due to greater seasonal revenues during the same period.

General and Administrative Expenses

     As a percentage of restaurant sales, general and administrative expenses were approximately (13.3%) and (11.7%) for the three months ended June 30, 2004 and 2003, respectively, and approximately (11.8%) and (10.7%) for the six months ended June 30, 2004 and 2003, respectively.

     These increases are mainly attributable to increase on salaries and labor charges of our administrative personnel as well as increase on consultant fees regarding contracted services related to tax planning. The reduction of administrative personnel occurred during June 2004, derived extra expenses related to the legal obligations for employees dismissals.

Other Operating Income (Expenses)

     Other operating income (expenses) are mainly comprised of the initial fees paid by our franchisees, as well as income derived from suppliers, pursuant to terms of certain exclusivity agreements, net result of assets and non recurring income or expenses.

     Other operating income (expense) expressed as a percentage of net restaurant sales were 3.0%, for the three months ended June 30, 2004 and 6.3% for the three months ended June 30, 2003. This decrease is mainly attributable to lower initial fee recorded during the second quarter of 2004 as contrasted to the same period of 2003.

     Other operating income (expense) expressed as a percentage of net restaurant sales were 5.9%, for the periods ended June 30, 2004 and (1.4%) for the same period ended June 30, 2003.

     During the first quarter of 2003 the company recorded non-recurring expenses in amount of R$2,690,000 related to a provision for fines that might be applied against the Company by the Brazilian Social Security Authorities, which charged certain operating transactions not covered by the Company’s previous calculation of Social Security contributions and restated such unpaid debt.

     On the other hand, also during the first quarter of 2003, the Company recorded a non-recurring gain of R$643,000 related to a reversal of accrued Delaware Franchise Taxes derived from a review on such tax computation.

     Excluding the net effect of such non-recurring items, Other operating income (expense) would have been R$1,642,000 or 5.6% (expressed as a percentage of net restaurant sales) for the first quarter of 2003 contrasted to R$1,894,000 or 5.9% (expressed as a percentage of net restaurant sales) for the same period of 2004. Such increase is due to a greater amount of rebates negotiated with suppliers during the first quarter of 2004, compared to the same period of 2003.

Depreciation and Amortization

     As a percentage of net restaurant sales, depreciation and amortization were approximately (4.6%) and (6.2%) for the three months ended June 30, 2004 and 2003, respectively.

     As a percentage of net restaurant sales, depreciation and amortization were approximately (4.5%) and (5.9%) for the six months ended June 30, 2004 and 2003, respectively.

     The 2004 decrease is attributable to the completion of depreciation upon some assets (mainly computers and leasehold improvements).

Interest Income (Expenses) and Foreign Exchange Gain (loss)

Interest Income and Expenses

     As a percentage of net restaurant sales, net interest expense were approximately (6.9)% and (5.6)% for the three months ended June 30, 2004 and 2003, respectively. As a percentage of net restaurant sales, net interest expense were approximately (4.4)% and (5.5)% for the six months ended June 30, 2004 and 2003, respectively.

     The percentage decrease for the six months ended June 30, 2004 as compared to the same period in 2003 is primarily attributable to a reduction of the level of our bank indebtedness during January and April 2004. Since May 2004 the Company return to increase the cost of interest in order to fund the anticipation of tax payments discussed somewhere else in this report. Accordingly, this percentage increased for the three months ended June 30, 2004.

Foreign Exchange and Monetary Restatement Gain (Loss)

     As a percentage of net restaurant sales, net foreign exchange gain (losses) were approximately 4.0% and 2.7% for the three months ended June 30, 2004 and 2003, respectively.

     As a percentage of net restaurant sales, net foreign exchange gain (losses) were approximately (0.7)% and 0.1% for the periods ended June 30, 2004 and 2003, respectively.

Liquidity and Capital Resources

     Since March 1996, we have funded our cumulative operating losses of R$63,139,000 and made acquisitions of businesses and capital improvements (including remodeling of our stores) by using cash remaining at the closing of our acquisition of Venbo, by borrowing funds from various sources and from private placements of securities. As of June 30, 2004, we had cash on hand of R$684,000 and a working capital deficiency of R$7,434,000.

     For the quarter ended June 30, 2004, we had net cash used in operating activities of R$401,000, net cash used in investing activities of R$1,788,000 and net cash provided by financing activities of R$1,838,000. The disbursements related to the anticipation of payments of reassessed state taxes substantially impact net cash used in operating activities. Net cash used in investing activities was primarily the result of our investment in property and equipment to improve our retail operations. Net cash provided by financial activities were mainly to fund reassessed taxes paid in the period.

     Our earnings before interest, taxes, depreciation and amortization (EBITDA) were approximately R$3,658,000 for the period ended June 30, 2004 and approximately R$629 for the period ended June 30, 2003. EBITDA is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, either loss from operations or net loss as an indicator of operating performance or cash flows as a measure of liquidity, as determined in accordance with accounting principles generally accepted in the United States.

Our cash resources are currently used primarily to pay for the servicing costs on our debt obligations. Our debt obligations as of June 30, 2004 were as follows:

June 30,
2004
Revolving lines of credit (a)	R$5,487
Related party loans (b)	938
Notes payable linked to fixed assets acquisitions (c)	2,288
Other notes payable	—

8,713
Less: current portion	(6,673)

R$2,040

At June 30, 2004, future maturities of notes payable are as follows:

remaining 2004	R$4,997
2005	2,899
2006	817

a) Due on demand from various Brazilian financial institutions with interest rates ranging from 25% to 34% per annum, and guaranteed by certain officers and receivables. Currently, we have no relevant unused credit line.

(b) Credit facilities from related parties, including company and private individuals. Repayment of principal is indexed to IGP-M (currently at 9.6% per annum) with interest of 12.0% per annum. Those transactions were made at usual market value.

(c) This credit facility was used to purchase three stores. Repayment of principal with respect to one of these stores is due in 3 monthly installments of R$29. Repayment of principal with respect to the other two stores is due in 25 monthly installments of R$49 in addition of 2 annual installments of R$444, starting January, 2005, ending January 2006. There is no interest charged on these borrowings. Principal is indexed to Brazilian inflation measured by IGP-M. This facility is secured by the fixed assets purchased.

     During January 2004, the Rio de Janeiro state government launched a debt rescheduling program through which all previous Company’s amnestied debt, parceled in 36, 60 or 120 months, will be substantially reduced and paid in 6 monthly installments. We applied to be included in such debt-reschedule program. Adjustments to the State Tax Obligations on Company’s balance sheet, derived from such program, will be recognize when the referred obligation is extinguished.

     In addition, in 2000, we applied to, and were accepted by, the Brazilian federal government to join a tax amnesty program (REFIS), which restructured our outstanding 1999 federal tax obligations into monthly payments equal to 1.2% of our gross sales, with interest accruing at a rate set from time-to-time by the Brazilian federal government (TJLP), which was 10.2% a.a. as of June 30, 2004.

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

     Considering all the above mentioned fiscal debts, we are required to pay restructured past-due Brazilian state taxes of approximately R$2,681,000 and federal taxes of approximately R$15,003,000.

     All installments related to those agreements have been paid on a timely basis. During fiscal 2004, the Company paid approximately R$812,000 related to such Brazilian Federal tax amnesty programs and approximately R$2,284,000 related to Rio de Janeiro state government agreements.

     Since June 2002, we have paid all of our current taxes on a timely basis.

     We also have long-term contractual obligations in the form of operating lease obligations related to our owned and operated stores.

     The future minimum lease payments under those obligations with an initial or remaining non cancelable lease terms in excess of one year at June 30, 2004 are as follows: (Amounts in Brazilian Reais)

Contractual
Fiscal Year	Leases
2004	2,959,190
2005	5,465,000
2006	4,803,000
2007	3,927,000
2008	3,279,000
Thereafter	539,000
20,972,190

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

	Contractual
Fiscal Year	Leases	Fiscal Debt	Loans Payable	Total
2004	2,959,190	2,000,000	4,997,333	9,956,523
2005	5,465,000	2,895,000	2,898,667	11,258,667
2006	4,803,000	1,107,000	817,000	6,727,000
2007	3,927,000	1,107,000	—	5,034,000
2008	3,279,000	1,107,000	—	4,386,000
Thereafter	539,000	9,468,000	—	10,007,000
	20,972,190	17,684,000	8,713,000	47,369,190

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

Forward-Looking Statements

     Forward-looking statements in this report, including statements relating, among other things, to our business plans, business and growth strategies, objectives, expectations, trends, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate” and similar expressions identify forward-looking statements, which speak only as of the date the statement is made. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Investors are cautioned that such forward-looking statements involve risks and uncertainties, some or all of which cannot be predicted or quantified and are beyond our control, including, without limitation, those risks and uncertainties described in the risk factors set forth in certain of our periodic filings with the Securities and Exchange Commission, including the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on April 2, 2004. Investors are urged to read such periodic filings and the risk factors contained in those filings.

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

Item 4. Controls and Procedures.

     In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and acting principal financial officer, Ricardo Figueiredo Bomeny has reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of June 30, 2004. Based on such evaluation, such officer has concluded that, as of June 30, 2004, our disclosure controls and procedures were effective in timely alerting him to material information relating to us (and our consolidated subsidiaries) required to be included in our periodic SEC filings. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 4. Submission Of Matters To A Vote Of Security Holders.

     On June 1, 2004, we held our annual stockholders meeting. The holders of 4,836,660 shares of common stock were present in person or represented by proxy at the meeting. At the meeting, our stockholders re-elected the following persons to serve as our directors until the next annual meeting of stockholders or until their respective successors are duly elected and qualified:

Director Nominee	Votes Cast For	Votes Cast Against	Abstentions
Omar Carneiro da Cunha	4,823,830	12,830	0

José Ricardo Bousquet Bomeny	4,823,830	12,830	0

Stephen J. Rose	4,823,830	12,830	0

Guillermo Hector Pisano	4,823,830	12,830	0

Gustavo Figueiredo Bomeny	4,823,830	12,830	0

Rômulo Borges Fonseca	4,823,830	12,830	0

Peter J. F. van Voorst Vader	4,823,830	12,830	0

Item 6. Exhibits and Reports on Form 8-K.

     a) Exhibits

31.1 Certification by Ricardo Figueiredo Bomeny, Chief Executive Officer and acting Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 .

32.1 Certification by Ricardo Figueiredo Bomeny, Chief Executive Officer and acting Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 16, 2004

BRAZIL FAST FOOD CORP. (Registrant)
By:	/s/ Ricardo Figueiredo Bomeny
Ricardo Figueiredo Bomeny
Chief Executive Officer and Acting Chief Financial Officer