Form 10-Q
period 2004-09-30
BRAZIL FAST FOOD CORP
filed 2004-11-15
CIK 914537

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

Commission File Number: 0-23278

Brazil Fast Food Corp.

(Exact name of Registrant as specified in its charter)

Delaware	13-3688737
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

Rua Voluntarios da Patria, CEP 22270-010
89-9 andar, Botafogo, Rio de Janeiro, Brazil
(Address of principal executive offices)

Registrant’s telephone number: 011 55 21 2564-6452

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     As of September 30, 2004 there were issued and outstanding 8,093,410 shares of the Registrant’s Common Stock, par value $0.0001.

BRAZIL FAST FOOD CORP. AND SUBSIDIARY

Consolidated Balance Sheets (Unaudited)
(in thousands of Brazilian Reais, except share amounts)

	September, 30		December 31,
	2004		2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	R$	785	R$	1,063
Inventories		1,629		1,596
Accounts receivable
Clients		1,829		847
Franchisees		6,623		6,442
Allowance for doubtful accounts		(2,099)		(2,094)
Prepaid expenses		1,572		966
Other current assets		1,396		457

TOTAL CURRENT ASSETS		11,735		9,277

PROPERTY AND EQUIPMENT, NET		17,128		16,505
DEFERRED CHARGES, NET		6,486		7,283
OTHER RECEIVABLES AND OTHER ASSETS		3,241		2,740

TOTAL ASSETS	R$	38,590	R$	35,805

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
Notes payable	R$	5,719	R$	5,155
Accounts payable and accrued expenses		5,493		5,600
Payroll and related accruals		2,232		1,584
Taxes, other than income taxes		684		702
Deferred income		797		511
Reassessed taxes		1,338		1,607

TOTAL CURRENT LIABILITIES		16,263		15,159

NOTES PAYABLE, less current portion		2,072		1,720
DEFERRED INCOME, less current portion		2,457		1,848
CONTINGENCIES AND REASSESSED TAXES, less current portion (note 4)		19,701		22,030
OTHER LIABILITIES		2,202		151

TOTAL LIABILITIES		42,695		40,908

MINORITY INTERESTS		47		—

SHAREHOLDERS’ EQUITY (DEFICIENCY):
Preferred stock, $.01 par value, 5,000 shares authorized; no shares issued		—		—
Common stock, $.0001 par value, 12,500,000 shares authorized; 7,806,540 and 8,093,410 shares issued and outstanding		1		1
Additional paid-in capital		59,829		59,530
Deficit		(63,075)		(63,732)
Accumulated comprehensive loss		(907)		(902)

TOTAL SHAREHOLDERS’ EQUITY (DEFICIENCY)		(4,152)		(5,103)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)	R$	38,590	R$	35,805

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARY

Consolidated Statements of Operations (Unaudited)
(in thousands of Brazilian Reais, except share amounts)

	Nine Months Ended September 30,
	2004		2003
STORE RESULTS
Net Restaurant Sales	R$	46,933	R$	43,742
Store Costs and Expenses
Food, Beverage and Packaging		(17,063)		(17,441)
Payroll & Related Benefits		(10,689)		(10,102)
Restaurant Occupancy		(6,252)		(5,483)
Contracted Services		(6,310)		(5,892)
Other Store Costs and Expenses		(1,600)		(1,301)
Total Store Costs and Expenses		(41,914)		(40,219)

STORE OPERATING INCOME		5,019		3,523

FRANCHISE RESULTS
Net Franchise Royalty Fees	R$	5,540	R$	4,663
Franchise Costs and Expenses		(1,477)		(1,537)

FRANCHISE OPERATING INCOME		4,063		3,126

MARKETING, GENERAL AND ADMINISTRATIVE (EXPENSES) INCOME
Marketing (Expenses) Income		(571)		(567)
Administrative Expenses		(5,726)		(4,655)
Other Operating Income (Expenses)		2,159		176
Depreciation and Amortization		(2,161)		(2,570)
Total Marketing, G & A (Expenses) Income		(6,299)		(7,616)

OPERATING INCOME (LOSS)		2,783		(967)

Interest Income (Expense)		(1,755)		(2,282)
Foreign Exchage and Monetary Restatement Gain (Loss)		(214)		(39)

NET INCOME (LOSS) BEFORE INCOME TAXES		814		(3,288)

Income taxes		(110)		—

NET INCOME (LOSS) BEFORE MINORITY INTEREST	R$	704	R$	(3,288)

Minority Interest		(47)		—

NET INCOME (LOSS)	R$	657	R$	(3,288)

NET INCOME (LOSS) PER COMMON SHARE
BASIC AND DILUTED	R$	0.08	R$	(0.44)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC AND DILUTED		7,936,540		7,546,748

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARY

Consolidated Statements of Operations (Unaudited)
(in thousands of Brazilian Reais, except share amounts)

	Three Months Ended September 30,
	2004		2003
STORE RESULTS
Net Restaurant Sales	R$	15,082	R$	14,393
Store Costs and Expenses		-
Food, Beverage and Packaging		(5,114)		(5,549)
Payroll & Related Benefits		(3,569)		(3,282)
Restaurant Occupancy		(2,045)		(1,855)
Contracted Services		(1,875)		(1,869)
Other Store Costs and Expenses		(376)		(319)
Total Store Costs and Expenses		(12,979)		(12,874)

STORE OPERATING INCOME		2,103		1,519

FRANCHISE RESULTS
Net Franchise Royalty Fees	R$	1,917	R$	1,560
Franchise Costs and Expenses		(477)		(494)

FRANCHISE OPERATING INCOME		1,440		1,066

MARKETING, GENERAL AND ADMINISTRATIVE (EXPENSES) INCOME
Marketing (Expenses) Income		(557)		(674)
Administrative Expenses		(1,965)		(1,517)
Other Operating Income (Expenses)		265		580
Depreciation and Amortization		(729)		(828)
Total Marketing, G & A (Expenses) Income		(2,986)		(2,439)

OPERATING INCOME (LOSS)		557		146

Interest Income (Expense)		(358)		(680)
Foreign Exchage and Monetary Restatement Gain (Loss)		(1)		(68)

NET INCOME (LOSS) BEFORE INCOME TAXES		198		(602)

Income taxes		(87)		—

NET INCOME (LOSS) BEFORE MINORITY INTEREST	R$	111	R$	(602)

Minority Interest		(47)		—

NET INCOME (LOSS)	R$	64	R$	(602)

NET INCOME (LOSS) PER COMMON SHARE
BASIC AND DILUTED	R$	0.01	R$	(0.08)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC AND DILUTED		8,066,540		7,554,665

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARY

Consolidated Statements of Comprehensive Loss (Unaudited)
(in thousands of Brazilian Reais)

	Nine Months Ended September 30,				Three Months Ended September 30,
	2004		2003		2004		2003
Net Income (Loss)	R$	657	R$	(3,288)	R$	64	R$	(602)
Other comprehensive income (loss):
Foreign currency translation adjustment		(5)		229		23		3

Comprehensive Loss	R$	652	R$	(3,059)	R$	87	R$	(599)

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARY

Consolidated Statements of Changes In Shareholders’ Equity (Unaudited)
(in thousands of Brazilian Reais)

	Common Stock			Additional Paid-In				Accumulated Comprehensive
	Shares	Par Value		Capital		(Deficit)		Loss		Total
Balance, December 31, 2003	7,806,540	R$	1	R$	59,530	R$	(63,732)	R$	(902)	R$	(5,103)
Shares in exchange of services	260,000				299						299
Net lncome	—		—		—		657		—		657
Cumulative translation adjustment	—		—		—		—		(5)		(5)

Balance, September 30, 2004	8,066,540	R$	1	R$	59,829	R$	(63,075)	R$	(907)	R$	(4,152)

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)
(in thousands of Brazilian Reais)

	Nine Months Ended September, 30
	2004		2003
CASH FLOW FROM OPERATING ACTIVITIES:
Net (loss)	R$	657	R$	(3,288)
Adjustments to reconcile net (loss) to cash provided by (used in) operating activities:
Depreciation and amortization		2,161		2,570
(Gain) Loss on assets sold		(360)		147
Contingences accrued		—		2,045
Services provided in exchange for shares		286		120
Minority interest		47		—
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable		(1,158)		(1,257)
Inventories		(33)		(123)
Prepaid expenses and other current assets		(1,545)		(413)
Other assets		(501)		213
(Decrease) increase in:
Accounts payable and accrued expenses		(107)		(784)
Payroll and related accruals		648		(617)
Taxes other than income taxes		(18)		222
Other liabilities		2,051		439
Contingencies and reassessed taxes		(2,598)		255
Deferred income		895		121

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES		425		(350)

CASH FLOW FROM INVESTING ACTIVITIES:
Additions to property and equipment		(2,711)		(1,654)
Proceeds from sale of property, equipment and deferred charges		1,097		870
CASH FLOWS (USED IN) INVESTING ACTIVITIES		(1,614)		(784)

CASH FLOW FROM FINANCING ACTIVITIES:
Net Borrowings (Repayments) under lines of credit		916		108

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES		916		108

EFFECT OF FOREIGN EXCHANGE RATE		(5)		229

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		(278)		(797)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD		1,063		1,461

CASH AND CASH EQUIVALENTS AT END OF PERIOD	R$	785	R$	664

See Notes To Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)
(in thousands of Brazilian Reais)

     NOTE 1 — FINANCIAL STATEMENT PRESENTATION

The accompanying financial statements have been prepared by Brazil Fast Food Corp. (the “Company”), without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2004 and for all periods presented have been made. The results of operations for the periods ended September 30, 2004 and 2003 are not necessarily indicative of the operating results for a full year. Unless otherwise specified all references in these financial statements to (i ) “Reais” or “R$” are to the Brazilian Real (singular), or to Brazilian Reais (plural), the legal currency of Brazil, and (ii ) “U.S. Dollars” or “$” are to United States’ dollars.

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

     NOTE 2 — BUSINESS AND OPERATIONS

Brazil Fast Food Corp. (the “Company”) was incorporated in the State of Delaware on September 16, 1992. The Company, through its wholly-owned subsidiary, Venbo Comercio de Alimentos Ltda. (“Venbo”), a Brazilian limited liability company which conducts business under the trade name “Bob’s”, owns and, directly and through franchisees, operates a chain of hamburger fast food restaurants in Brazil.

During the quarter ended September 30, 2004, Venbo established, in an association with a Brazilian individual, a new company, Suprilog Transportadora Ltda (“Suprilog”). Suprilog renders transportation services at usual market value to Venbo, to Bobs franchisees and to other Brazilian companies. Venbo owns 90% of Suprilog’s equity and, accordingly, its financial statements are being consolidated to the present financial statements.

     NOTE 3 — MANAGEMENT PLANS REGARDING GOING CONCERN

Since the acquisition of Venbo Comercio de Alimentos Ltda. in 1996, the Company has sustained net losses totaling approximately R$63,075 and at September 30, 2004, consolidated current liabilities exceed consolidated current assets by R$4,528.

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

     NOTE 4 – CONTINGENCIES AND REASSESSED TAXES

Liabilities related to tax amnesty programs and litigation consist of the following:

	September 30, 2004						December 31, 2003
					Long						Long
	Total		Current		Term		Total		Current		Term
	Liability		Liability		Liability		Liability		Liability		Liability
Reassessed taxes
State tax (value-added)		1,738		—		1,738		4,515		892		3,623
Federal taxes (PAES)		14,992		1,338		13,654		15,050		715		14,335
Contingencies
Leasing litigation		3,144		—		3,144		3,144		—		3,144
ISS tax litigation		310				310
Other litigation		855		—		855		928		—		928

TOTAL	R$	21,039	R$	1,338	R$	19,701	R$	23,637	R$	1,607	R$	22,030

Reassessed taxes

During 1999, 2001 and beginning 2002 certain Brazilian State and Federal taxes levied on the Company were not paid. In addition during 2002, Brazilian Social Security Authorities applied penalties against the Company, by charging certain operating transactions not covered by the Company’s previous calculation of Social Security contributions.

Since June 2002, the Company has paid all its current taxes on a timely basis.

State tax – value added

Since the second quarter of 2000, the Company reached a series of agreements with the Rio de Janeiro state government to pay off those unpaid taxes. The last agreement was settled during 2004 and, as consequence, the Company’s state tax debt decreased approximately R$600.

At the end of the third quarter of 2004, the Company started a new negotiation with the Rio de Janeiro state government through which the Company will sell one of its property in exchange of (a) a sum in cash; (b) the waiver of the balance of the unpaid state tax that were paid off according to previous agreements; and (c) tax credits which will compensate an amount of future tax debts.

The Company and fiscal authorities are working on the confirmation of its state tax debt. The outcome of such confirmation is expected to be recognized in the financial statements during the fourth quarter of 2004. The corresponding amounts are classified as long term liabilities.

During 2004, the Company paid approximately R$3,491 related to Rio de Janeiro state government agreements.

Federal taxes - PAES

The Company applied to join and was accepted into two amnesty programs offered by the Brazilian Federal government (REFIS during 1999 and PAES during 2003) with respect to the unpaid Federal taxes and the Social Security penalties, that were owed by the Company.

The second amnesty program (PAES) included the balance of the previous Federal tax amnesty program (REFIS) and unpaid 2001 and 2002 federal tax, as well as the Social Security penalties. The total debt included in such program is being paid in monthly installments equivalent to 1.5% of the Company’s gross sales, with interest accruing at rates set by the Brazilian Federal government, currently 10.2% per year.

All installments related to those programs have been paid on a timely basis. During 2004, the Company paid approximately R$1,034 related to such Brazilian Federal tax amnesty program.

Contingencies

Leasing litigation

During 2001, the Company claimed in Brazilian court that their lease financing contracts with IBM Leasing should not have their principal amounts indexed to the US dollar, but instead stated in Brazilian Reais bearing interest of 12% per annum. While awaiting the court’s determination, the Company has deposited all installment payments due under its lease financing agreements with the court in reais, inclusive of 12% per annum interest. The installment payments ceased on November, 2002, the end of the contract term. Despite the Company’s claim that it owes the lower amounts, the Company has accrued the full contracted amounts as of September 30, 2004.

ISS tax litigation

ISS is a tax charged by Brazilian cities on services rendered by Brazilian companies.

None of the Company revenues were subject to such tax until 2003. However, in the beginning of 2004 a new ISS legislation has been implemented and according to it, royalty fees should be included on the basis of ISS calculation.

The Company’s Management is claiming in court that royalty fees should not be considered as a service rendered and, as a consequence, should not be taxed by ISS.

While awaiting the court’s determination, the Company is depositing monthly ISS debts with the court. In addition, the Company has accrued the claimed amounts as of September 30, 2004.

     NOTE 5 – SERVICES PROVIDED IN EXCHANGE OF COMMON SHARES

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

During the nine months ended September 30, 2004, the Company charged R$286 to operating results related to those services (R$120 in 2003). Such amount is a result of number of shares owed on accrual basis during each period, multiplied by their average fair value.

     NOTE 6 – STOCK OPTION PLAN ACTIVITY

During the nine months ended September 30, 2004, there were no options granted or canceled under the Company’s Stock Option Plan.

Under the Company’s Stock Option Plan, options to purchase a total of 49,375 shares have expired during the nine months ended September 30, 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OUR BUSINESS

     Through our wholly-owned subsidiary, Venbo Comercio de Alimentos Ltda., a Brazilian limited liability company which conducts business under the trade name “Bob’s,” we own and, directly and through franchisees, operate the second largest chain of hamburger fast food restaurants in Brazil

RESULTS OF OPERATIONS - COMPARISON OF THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

The following statement is comprised of results provided by Company’s operated stores business as well as results derived from franchise business. However, all the operating figures are stated as a percentage of the Net Restaurant Sales because we believe that, in general, either kind of business (restaurant operations or franchise net earns) move towards Net Restaurant Sales evolution, and, accordingly, cost and expenses should be analyzed in conjunction with such evolution.

     The following table sets forth certain operating data for the periods of three and nine months ended September 30, 2004 and 2003

	Nine Months			Nine Months
	Ended			Ended
	September 30, 2004%			September 30, 2003%
STORE RESULTS
Net Restaurant Sales	R$	46,933,000	100.0%	R$	43,742,000	100.0%
Store Costs and Expenses
Food, Beverage and Packaging		(17,063,000)	-36.4%		(17,441,000)	-39.9%
Payroll & Related Benefits		(10,689,000)	-22.8%		(10,102,000)	-23.1%
Restaurant Occupancy		(6,252,000)	-13.3%		(5,483,000)	-12.5%
Contracted Services		(6,310,000)	-13.4%		(5,892,000)	-13.5%
Other Store Costs and Expenses		(1,600,000)	-3.4%		(1,301,000)	-3.0%
Total Store Costs and Expenses		(41,914,000)	-89.3%		(40,219,000)	-91.9%

STORE OPERATING INCOME		5,019,000	10.7%		3,523,000	8.1%

FRANCHISE RESULTS
Net Franchise Royalty Fees	R$	5,540,000	11.8%	R$	4,663,000	10.7%
Franchise Costs and Expenses		(1,477,000)	-3.1%		(1,537,000)	-3.5%

FRANCHISE OPERATING INCOME		4,063,000	8.7%		3,126,000	7.1%

MARKETING, GENERAL AND ADMINISTRATIVE (EXPENSES) INCOME
Marketing (Expenses) Income		(571,000)	-1.2%		(567,000)	-1.3%
Administrative Expenses		(5,726,000)	-12.2%		(4,655,000)	-10.6%
Other Operating Income (Expenses)		2,159,000	4.6%		176,000	0.4%
Depreciation and Amortization		(2,161,000)	-4.6%		(2,570,000)	-5.9%
Total Marketing, G & A (Expenses) Income		(6,299,000)	-13.4%		(7,616,000)	-17.4%

OPERATING INCOME (LOSS)		2,783,000			(967,000)

Interest Income (Expense)		(1,755,000)	-3.7%		(2,282,000)	-5.2%
Foreign Exchage and Monetary Restatement Gain (Loss)		(214,000)	-0.5%		(39,000)	-0.1%

NET INCOME (LOSS) BEFORE INCOME TAXES	R$	814,000	1.7%	R$	(3,288,000)	-7.5%

Income taxes		(110,000)	-0.2%		—	0.0%

NET INCOME (LOSS) BEFORE MINORITY INTEREST	R$	704,000	1.5%	R$	(3,288,000)	-7.5%

Minority Interest		(47,000)	-0.1%		—	0.0%

NET INCOME (LOSS)	R$	657,000	1.4%	R$	(3,288,000)	-7.5%

[table continued on following page.]

	Three Months			Three Months
	Ended			Ended
	September 30, 2004%			September 30, 2003%
STORE RESULTS
Net Restaurant Sales	R$	15,082,000	100.0%	R$	14,393,000	100.0%
Store Costs and Expenses
Food, Beverage and Packaging		(5,114,000)	-33.9%		(5,549,000)	-38.6%
Payroll & Related Benefits		(3,569,000)	-23.7%		(3,282,000)	-22.8%
Restaurant Occupancy		(2,045,000)	-13.6%		(1,855,000)	-12.9%
Contracted Services		(1,875,000)	-12.4%		(1,869,000)	-13.0%
Other Store Costs and Expenses		(376,000)	-2.5%		(319,000)	-2.2%
Total Store Costs and Expenses		(12,979,000)	-86.1%		(12,874,000)	-89.4%

STORE OPERATING INCOME		2,103,000	13.9%		1,519,000	10.6%

FRANCHISE RESULTS
Net Franchise Royalty Fees	R$	1,917,000	12.7%	R$	1,560,000	10.8%
Franchise Costs and Expenses		(477,000)	-3.2%		(494,000)	-3.4%

FRANCHISE OPERATING INCOME		1,440,000	9.5%		1,066,000	7.4%

MARKETING, GENERAL AND ADMINISTRATIVE (EXPENSES) INCOME
Marketing (Expenses) Income		(557,000)	-3.7%		(674,000)	-4.7%
Administrative Expenses		(1,965,000)	-13.0%		(1,517,000)	-10.5%
Other Operating Income (Expenses)		265,000	1.8%		580,000	4.0%
Depreciation and Amortization		(729,000)	-4.8%		(828,000)	-5.8%
Total Marketing, G & A (Expenses) Income		(2,986,000)	-19.8%		(2,439,000)	-16.9%

OPERATING INCOME (LOSS)		557,000			146,000

Interest Income (Expense)		(358,000)	-2.4%		(680,000)	-4.7%
Foreign Exchage and Monetary Restatement Gain (Loss)		(1,000)	0.0%		(68,000)	-0.5%

NET INCOME (LOSS) BEFORE INCOME TAXES	R$	198,000	1.3%	R$	(602,000)	-4.2%

Income taxes		(87,000)	-0.6%		—	0.0%

NET INCOME (LOSS) BEFORE MINORITY INTEREST	R$	111,000	0.7%	R$	(602,000)	-4.2%

Minority Interest		(47,000)	-0.3%		—	0.0%

NET INCOME (LOSS)	R$	64,000	0.4%	R$	(602,000)	-4.2%

Store Results

Net Restaurant Sales

     Net restaurant sales for our company-owned retail outlets increased R$689,000 or 4.8%, to R$ 15,082,000 for the three months ended September 30, 2004 as compared to R$ 14,393,000 for the three months ended September 30, 2003.

     Net restaurant sales for our company-owned retail outlets increased R$ 3,191,000 or 7.3%, to R$ 46,933,000 for the nine months ended September 30, 2004 as compared to R$ 43,742,000 for the same period ended September 30, 2003.

     Same store sales increased approximately 5.6% for the three months ended September 30, 2004 and the three months ended September 30, 2003, and approximately 5.4% for the nine months ended in the same period.

     Besides the improvement of the macroeconomic scenario in Brazil during 2004, those increases were due to: (i) our promotional campaigns; (ii) introduction of new products, mainly the “grill line” sandwiches; (iii) an average increase of 10% in the sales prices of our products since September 30, 2003; (iv) implementation of incentive plans to our store personnel and (v) expansion of number of own operated outlet from 58 at September 30, 2003 to 61 at September 30, 2004.

     These positive effects on restaurant sales were partially offset by the increase of one of the Brazilian Sales Taxes (COFINS) in January 2004.

Food, Beverage and Packaging Costs

     As a percentage of net restaurant sales, food, beverage and packaging costs were (33.9%) and (38.6%) for the three months ended September 30, 2004 and 2003, respectively. As a percentage of net restaurant sales, food, beverage and packaging costs were (36.4%) and (39.9%) for nine months ended September 30, 2004 and 2003, respectively.

     Food, beverage and packaging costs decrease from period to period, is due to the our ongoing efforts on negotiations of long term agreements with some suppliers. The permanent growth of our franchise network is enhancing its negotiation power with the suppliers.

Payroll & Related Benefits

     As a percentage of net restaurant sales, store payroll and related benefits decreased from (23.1%) for the nine months ended September 30, 2003 to (22.8%) for the same period ended September 30, 2004.

     From September 30, 2003 to September 30, 2004 a great portion of our store personnel had their salary increased 4% due to union-driven agreements. As a consequence, social charges that are computed based on employees salaries increased as well. Employee transportation costs also increased during the same period. On the other hand, the growth of our revenues (mentioned above) did not require significant increase in the number of our store employees. Accordingly, the payroll costs decreased as a percentage of restaurant sales, as a result of the optimization of our labor force.

     As a percentage of net restaurant sales, store payroll and related benefits decreased from (22.8%) for the three months ended September 30, 2003 to (23.7%) for the same period ended September 30, 2004. Such increase is mainly attributable to the severance costs related to a headcount reduction during July 2004 and to the purchase of new uniforms for all store personnel.

Restaurant Occupancy Costs and Other Expenses

     Restaurant occupancy costs and other expenses expressed as a percentage of net restaurant sales were approximately (13.6%) and (12.9%) for the three months ended September 30, 2004 and 2003, respectively. Restaurant occupancy costs and other expenses expressed as a percentage of net restaurant sales were approximately (13.3%) and (12.5%) for the nine months ended September 30, 2004 and 2003, respectively. This increase is mainly attributable to increases in our minimum rent obligations, which are indexed to Brazilian inflation, currently at 11.9% per annum as well as the operation of a new store which has greater lease costs.

Contracted Services

     Expenses related to contracted services expressed as a percentage of net restaurant sales were approximately (12.4%) and (13.0%) for the quarters ended September 30, 2004 and 2003, respectively.

     Expenses related to contracted services expressed as a percentage of net restaurant sales were approximately (13.4%) and (13.5%) for the periods of nine months ended September 30, 2004 and 2003, respectively.

     These decreases are mainly attributable to the reduction obtained on some contracts such as delivery services, security services for special events during 2004. The effect of those decreases was partially offset by expenses related to our call center, which operations started in December 2003 as well as increases in the costs of maintenance parts.

Other Store Cost and Expenses

     Other store cost and expenses expressed as a percentage of net restaurant sales were approximately (2.5%) and (2.2%) for the three months ended September 30, 2004 and 2003, respectively.

     Other store cost and expenses expressed as a percentage of net restaurant sales were approximately (3.4%) and (3.0%) for the nine months ended September 30, 2004 and 2003, respectively.

     The increases are mainly attributable to the increase of insurance costs, increase of consumption material costs and higher traveling expenses due to new stores open away from the Company’s headquarters.

Franchise Results

Net Franchise Royalty Fees

     Net franchise royalty fees increased R$ 357,000 or 22.9%, to R$ 1,917,000 for the three months ended September 30, 2004 as compared to R$ 1,560,000 for the three months ended September 30, 2003.

     Net franchise royalty fees increased R$ 877,000 or 18.8%, to R$ 5,540,000 for the nine months ended September 30, 2004 as compared to R$ 4,663,000 for the nine months ended September 30, 2003.

     These increases are mainly attributable to the growth of our franchise business from 261 retail outlets as of September 30, 2003 to 307 as of September 30, 2004.

Franchise Costs and Expenses

     Franchise cost and expenses expressed as a percentage of net restaurant sales were approximately (3.2%) and (3.4%) for the three month periods ended September 30, 2004 and 2003, respectively.

     Franchise cost and expenses expressed as a percentage of net restaurant sales were approximately (3.1%) and (3.5%) for the nine month periods ended September 30, 2004 and 2003, respectively.

     Such decreases are attributable to the optimization of the franchise expenses related to the growth of the franchise network as well as reduction on the number of employees dedicated to franchise operation.

Marketing, General and Administrative (Expenses) Income

Marketing income (expenses)

     Marketing income (expenses) is comprised of selling expenses incurred by the Company and the income received from the franchisees related to the contractual marketing funds.

     As a percentage of net restaurant sales, net marketing (expenses) were approximately (3.7%) and (4.7%) for the three months ended September 30, 2004 and 2003, respectively.

     For the nine months ended September 30, 2004 and 2003 the Company had net marketing income, which was approximately (1.2%) and (1.3%) of the respective net restaurant sales.

     Those reductions are mainly attributable to a higher level of marketing funds derived from the increase of franchisees from period to period, as well as an optimization of marketing investments.

General and Administrative Expenses

     As a percentage of restaurant sales, general and administrative expenses were approximately (13.0%) and (10,5%) for the three months ended September 30, 2004 and 2003, respectively, and approximately (12.2%) and (10.6%) for the nine months ended September 30, 2004 and 2003, respectively.

     These increases are mainly attributable to increases in salaries and labor charges of our administrative personnel as well as increase on consultant fees regarding tax-planning services. The reduction of administrative personnel occurred during June 2004, derived extra expenses related to the legal obligations for employee dismissals.

Other Operating Income (Expenses)

     Other operating income (expenses) are mainly comprised of the initial fees paid by our franchisees, as well as income derived from suppliers, pursuant to terms of certain exclusivity agreements, net result of assets and non recurring income or expenses.

     Other operating income (expense) expressed as a percentage of net restaurant sales were 1.8%, for the three months ended September 30, 2004 and 4.0% for the three months ended

September 30, 2003. This decrease is mainly attributable to lower initial fee recorded during the second quarter of 2004 as contrasted to the same period of 2003.

     Other operating income (expense) expressed as a percentage of net restaurant sales were 4.6%, for the nine months ended September 30, 2004 and 0.4% for the same period ended September 30, 2003.

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

     Excluding the net effect of such non-recurring items, Other operating income (expenses) would have been R$2,159,000 or 4.6% (expressed as a percentage of net restaurant sales) for the period of nine months ended September 30, 2004 contrasted to R$2,223,000 or 5.1% for the same period ended September 2003. Those items did not effect the quarter ended September 30, 2004.

     In summary the Company decreased its other operation figures from 2004 and 2003 for the both periods discussed above, however, the decrease observed on the contrasted quarter periods was more intensive.

     Those decreases are mainly attributable to write-offs of accounts receivable from franchises accounted for during 2004. The effect of such write-off is offset when the results of the nine month periods are compared, since there was a greater amount of rebates negotiated with suppliers during the first quarter of 2004, compared to the same period of 2003.

Depreciation and Amortization

     As a percentage of net restaurant sales, depreciation and amortization were approximately (4.8%) and (5.8%) for the three months ended September 30, 2004 and 2003, respectively.

     As a percentage of net restaurant sales, depreciation and amortization were approximately (4.6%) and (5.9%) for the nine months ended September 30, 2004 and 2003, respectively.

     The 2004 decrease is attributable to the completion of depreciation of certain assets (mainly computers and leasehold improvements).

Interest Income (Expenses) and Foreign Exchange Gain (loss)

Interest Income and Expenses

     As a percentage of net restaurant sales, net interest expense were approximately (2.4%)and (4.7%) for the three months ended September 30, 2004 and 2003, respectively. As a percentage of net restaurant sales, net interest expense were approximately (3.7%) and (5.2%) for the nine months ended September 30, 2004 and 2003, respectively.

     The percentage decrease for the nine months ended September 30, 2004 as compared to the same period in 2003 is primarily attributable to a reduction of the level of our bank and tax indebtedness during 2004.

Foreign Exchange and Monetary Restatement Gain (Loss)

     As a percentage of net restaurant sales, net foreign exchange gain (losses) were approximately 0.0% and (0.5%) for the three months ended September 30, 2004 and 2003, respectively.

     As a percentage of net restaurant sales, net foreign exchange gain (losses) were approximately (0.5%) and (0.1%) for the nine months ended September 30, 2004 and 2003, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Since March 1996, we have funded our cumulative operating losses of R$63,075,000 and made acquisitions of businesses and capital improvements (including remodeling of our stores) by using cash remaining at the closing of our acquisition of Venbo, by borrowing funds from various sources and from private placements of securities. As of September 30, 2004, we had cash on hand of R$785,000 and a working capital deficiency of R$4,528,000.

     For the quarter ended September 30, 2004, we had net cash provided by operating activities of R$425,000, net cash used in investing activities of R$1,614,000 and net cash provided by financing activities of R$916,000. The disbursements related to the anticipation of payments of reassessed state taxes substantially impact net cash provided by operating activities. Net cash used in investing activities was primarily the result of our investment in property and equipment to improve our retail operations. Net cash provided by financial activities was mainly to fund reassessed taxes paid in the period.

     Our earnings before interest, taxes, depreciation and amortization (EBITDA) were approximately R$4,944,000 for the nine months ended September 30, 2004 and approximately R$1,603,000 for the nine months ended September 30, 2003. EBITDA is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, either loss from operations or net loss as an indicator of operating performance or cash flows as a measure of liquidity, as determined in accordance with accounting principles generally accepted in the United States.

     Our cash resources are currently used primarily to pay for the servicing costs on our debt obligations. Our debt obligations as of September 30, 2004 were as follows:

a) Due on demand from various Brazilian financial institutions with interest rates raging from 23% to 40% per annum, and guaranteed by certain officers and receivables. Currently,

June 30,
2004
Revolving lines of credit (a)	R$4,620
Related party loans (b)	985
Notes payable linked to fixed assets acquisitions (c)	2,060
Other notes payable	126

7,791
Less: current portion	(5,719)

R$2,072

At September 30, 2004, future maturities of notes payable are as follows:

remaining 2004	R$3,597
2005	3,386
2006	808

we have no relevant unused credit line.

(b) Credit facilities from related parties, including company and private individuals. Repayment of principal is indexed to IGP-M (currently at 11.9% per annum) with interest of 12.0% per annum. Those transactions were made at usual market value.

(c) This credit facility was used to purchase two stores. Repayment of principal is due in 22 monthly installments of R$52 in addition of 2 annual installments of R$458, starting January, 2005, ending January 2006. There is no interest charged on these borrowings. Principal is indexed to Brazilian inflation measured by IGP-M. This facility is secured by the fixed assets purchased.

     During January 2004, the Rio de Janeiro state government launched a debt-rescheduling program through which all previous Company’s amnestied debt, parceled in 36, 60 or 120 months, was substantially reduced and paid in 6 monthly installments. We applied to be included in such debt-reschedule program and we were accepted. However, during the course of such installment plan, at the end of the third quarter of 2004, we started a new negotiation with the Rio de Janeiro state government through which the we will sell one of our properties in exchange for (a) a sum in cash; (b) the off set of the balance of the unpaid state tax that were paid off according to previous agreements; and (c) tax credits which will compensate an amount of future tax debts.

     In addition, in 2000, we applied to, and were accepted by, the Brazilian federal government to join a tax amnesty program (REFIS), which restructured our outstanding 1999 federal tax obligations into monthly payments equal to 1.2% of our gross sales, with interest accruing at a rate set from time-to-time by the Brazilian federal government (TJLP).

     During June 2003 the Brazilian Government implemented another Federal tax amnesty (PAES), to which we applied to and were accepted by the Government. Through this program the balance of the previous Federal tax amnesty program (REFIS) and unpaid 2001 and 2002 federal tax, as well as the Social Security penalties, are being paid in monthly installments equivalent to 1.5% of our gross sales, with interest accruing at rates set by the Brazilian Federal government, currently 10.25% per year.

     Considering all the above mentioned fiscal debts, we are required to pay restructured past-due Brazilian state taxes of approximately R$1,738,000 and federal taxes of approximately R$14,992,000.

     All installments related to those agreements have been paid on a timely basis. During 2004, the Company paid approximately R$1,034,000 related to such Brazilian Federal tax amnesty programs and approximately R$3,491,000 related to Rio de Janeiro state government agreements.

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

     The following table summarizes our contractual obligations and financial commitments, as well as their aggregate maturities (Amounts in Brazilian Reais):

Fiscal Year	Contractual Leases	Fiscal Debt	Loans Payable	Total
remaining 2004	1,479,595	1,338,000	4,016,000	6,833,595
2005	5,465,000	3,076,000	2,931,000	11,472,000
2006	4,803,000	1,338,000	765,000	6,906,000
2007	3,927,000	1,338,000	—	5,265,000
2008	3,279,000	1,338,000	—	4,617,000
Thereafter	539,000	8,302,000	—	8,841,000

	19,492,595	16,730,000	7,712,000	43,934,595

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

ITEM 4. CONTROLS AND PROCEDURES.

     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Acting Chief Financial Officer, Ricardo Figueiredo Bomeny, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report in accumulating and communicating to our management, including our Chief Executive Officer and Acting Chief Financial Officer, material information required to be included in the reports we file or submit under the Securities Exchange Act of 1934 as appropriate to allow timely decisions regarding required disclosure.

     Based on an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Acting Chief Financial Officer, there has been no change in our internal control over financial reporting during our last fiscal quarter, identified in connection with that evaluation, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 6. Exhibits

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

Date: November 15, 2004	BRAZIL FAST FOOD CORP.
(Registrant)

	By:	/s/ Ricardo Figueiredo Bomeny

Ricardo Figueiredo Bomeny
Chief Executive Officer and
Acting Chief Financial Officer