Form 10-K
period 2004-12-31
BRAZIL FAST FOOD CORP
filed 2005-04-15
CIK 914537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004
Commission file number: 0000-23278

BRAZIL FAST FOOD CORP.

(Exact name of registrant as specified in its charter)

Delaware	13-3688737

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Rua Voluntários da Pátria 89, 9º andar Botafogo CEP 22.270-010 Rio de Janeiro, Brazil	N/A

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 55 21 2536-7500

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange on
Title of each class	which registered
—	—

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

     The aggregate market value of the voting common stock held by non-affiliates of the Registrant, computed by referenced to the average bid and asked price of such common stock, as of the last business day of the Registrant’s most recently completed second fiscal quarter, was $1,389,434.

     The number of shares outstanding of the Registrant’s common stock is 7,953,468 (as of April 14, 2005).

     Documents incorporated by reference portions of the Registrant’s definitive proxy statement for its 2005 annual meeting of Shareholders, which proxy statement will be filed no later than 120 days after the close of the Registrant’s fiscal year ended December 31, 2004, are hereby incorporated by reference in Part III of this Annual Report on Form 10-K.

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

PART I

ITEM 1. BUSINESS

     (a) GENERAL DEVELOPMENT OF BUSINESS

     Brazil Fast Food Corp., through its wholly-owned subsidiary, Venbo Comercio de Alimentos Ltda., a Brazilian limited liability company that conducts business under the trade name “Bob’s,” owns and operates, directly and through franchisees, the second largest fast food hamburger restaurant chain in Brazil. As of December 31, 2004, we had 388 restaurants, or “points of sale,” including 98 kiosks and trailers.

     We were incorporated in Delaware in 1992. Our executive offices are located at Rua Voluntários da Pátria 89, 9º andar — Botafogo CEP 22.270-010, Rio de Janeiro, Brazil. Our telephone number is +5521 2536-7500.

     The audit opinions of our independent registered public accounting firms contained elsewhere in this report contain qualifications that, due to our recurring losses from operations and our negative working capital position, there is substantial doubt as to our ability to continue as a going concern. See “Risk Factors – Risk Relating to Operations” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a further discussion of these factors.

Recent Developments

     Different from 2003, when important reforms were approved in Brazil by the Senate and the Lower House, 2004 has seen many postponements. Discussions over prohibitive taxes and labor costs have cooled down, with no consistent proposal or major plan for the foreseeable future. Nevertheless, boosted by fundamentals built up on 2003, in 2004 Brazil has capitalized on international growth, depreciated Brazilian currency and higher commodities prices to grow 5.2%, according to the IBGE — Brazilian Institute of Geography and Statistics (a governmental institution), helping income and employment to recover from its worst figures in years. This positive environment has helped Brazil Fast Food Corp. achieve a positive result after many years of successive losses. Although such positive environment has raised fears of overheating in the Central Bank’s hard-core, that has been pushing interest rates higher since last September with no visible dead end, some analysts are optimistic about the economy, expecting Brazil GDP to grow up to 3.7% in 2005.

     In 2004, the Company held a Convention where its franchisees and suppliers reaffirmed their commitment to the company’s efforts to grow and succeed. In this Convention, the basic lines for the development of the Ethics Committee and the Franchisees Committee were drawn.

     Complementarily, the company has concluded two of its main projects to increase sales and diversify its customers. The Coffee Shop, that could be included in pre-existing stores or could be operated as a independent kiosk, and the Beer Station, a project, in association with Ambev, the biggest brewery company in Brazil, to offer beer in Bob’s stores. Also, the company was very successful in turning over some of its most problematic franchisees, as well as, in discussing and rescheduling debts long overdue by its franchisees.

     The Company completed on Dec. 20, 2004 a total buyout of AIG Latin America Equity Partners’ 375,000 share position in Brazil Fast Food. This buyout nullified a pre-existing shareholders agreement, which granted AIG certain rights over Brazil Fast Food’s administration, and increased the collective stake of Big Burger and CCC in Brazil Fast Food by about five percent to approximately 60 percent.

     In addition, it has been approved by the Board of Directors a stock repurchase plan, to be financed by a small cash position built up in the US, in American dollars, that if sent to Brazil would have no meaningful impact on the company’s cash flow, ongoing marketing initiatives or debt expenses.

     (b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     Not applicable. We operate in only one segment of Industry.

     (c) NARRATIVE DESCRIPTION OF BUSINESS

Restaurant Operations

     As of December 31, 2004, we had 388 points of sale, including 98 kiosks and trailers. Of the 388 points of sale, we own and operate 63 and the remaining 325 are franchises, which are each operated under the tradename “Bob’s” by a franchisee. For a description of our franchise program, see “—Franchise Program.” Approximately 225, or 58%, of these points of sale are located in Rio de Janeiro and São Paulo and the remaining points of sale are widely spread throughout major cities in other parts of Brazil, except for one franchised restaurant that opened in Portugal in November 2001. The largest number of franchised operations outside of Rio de Janeiro and São Paulo are in Santa Catarina, Paraná and Pernambuco.

     All points of sale serve a uniform menu of hamburgers, chicken burgers, hot dogs, sandwiches, french fries, soft drinks, juices, desserts, ice creams and milk shakes. Selected points of sale also serve coffee and/or beer. We are particularly known for our milkshakes and the special spicing of our hamburgers.

     Our fast-food service is based in a single line system distinguished from other competitors by its variety and flexibility, which allow customers to add items to or exclude items from the several meals they have to choose. Although this is highly valued by our customers, the extended time to conclude a sale and the lost in operational efficiency have made the company increase its investments in training personnel at stores and initiate studies on production methods.

     Our points of sale are generally open all year round, seven days a week. Historically, we have experienced increased sales each year during the Brazilian summer months and during Brazil’s school holiday periods in the months of December, January, February and July. Our points of sale generally open at 10:00 A.M. for lunch and remain open for dinner. Closing hours vary according to location. In some locations with proximity to late night entertainment, the points of sale remain open for the “after hours” crowd. Our prices are consistently positioned at the same levels as those for comparable products offered by our major competitors. We attempt to maintain the overall cost of our meals at levels competitive with prices offered by popular street snack bars known as “lanchonetes.”

     Originally, our points of sale were built as counter service facilities to accommodate our initial primary clientele of teenagers. In keeping with our current efforts to attract family-oriented customers, all of our points of sale built since 1980 have included seating facilities. In addition, almost all of our points of sale have now been renovated to update the decor, introduce our new logo created in 2001, modernize the menu boards, expand the seating facilities, include playground for children and provide air conditioning. All new franchisees open their restaurants with this housestyle, which is also carried through in the uniforms worn by our personnel (occasionally modified to feature hats and shirts used in promotions).

     For the past ten years, we have been the exclusive provider of hamburgers and related items at two of Brazil’s largest special events – the Rio de Janeiro Carnival, the one week festive period which precedes the advent of Lent, and the Formula One Automobile Racing Championships. In addition, our food products are sold at other special events throughout Brazil, including boat shows, car shows and rodeos. Our kiosks showed expressive revenues in 2004 in Ronald Reagan Aircraft Carrier’s visit to Rio de Janeiro and in Coca-Cola Vibezone event. Using custom constructed trailers and moveable kiosks, we are able to offer most of our products at temporary locations for the duration of each special event. In addition to providing an additional revenue source, our visibility is enhanced by signage that can be picked up via television coverage of the special event and by reaching a consumer market where we may not have a permanent outlet.

     In November 2001, our first foreign franchise was opened in Portugal pursuant to a master franchise agreement. One store is been operated in Lisbon and we are looking for new candidates to franchises in Portugal. Even though internationalizing our fast-food chain is not a top priority, we do not exclude eventual opportunities. In 2005, the first Bob’s store will be opened in Angola.

     The following table presents the openings and closings of both our owned and operated restaurants and our franchised restaurants for the years ended December 31, 2004, 2003 and 2002:

	Years Ended December 31,
	2004				2003			2002
	Stores		Kiosks		Stores		Kiosks	Stores		Kiosks
Owned and operated restaurants (a):
Opened during period	5		6		0		1	1		0
Closed during period	3		0		1		0	1		2
Sold to franchisees	4		2		4		0	5		2
Bought from franchisees	0		0		1		3	0		0
Open at end of period	49		14		51		10	55		6
Franchised restaurants (a):
Opened during period	32	(b)	31	(b)	33	(c)	30	46	(d)	2	(d)
Closed during period	15		3		18		6	5		3
Sold to us by our franchisees	0		0		1		3	0		0
Open at end of period	241		84		224		56	210		35
Total stores & kiosks at end of period	290		98		275		66	265		41

(a)	Does not include trailers and kiosks used for temporary locations during 2004, 2003 and 2002.

(b)	Includes 6 of our owned and operated points of sale (respectively 4 stores and 2 kiosks) that were sold to a franchisee during the year ended December 31, 2004.

(c)	Includes 4 of our owned and operated points of sale that were sold to a franchisee during the year ended December 31, 2003.

(d)	Includes 7 of our owned and operated points of sale (respectively 5 stores and 2 kiosks) that were sold to a franchisee during the year December 31, 2002.

     The average guest check per customer for both our owned and operated points of sale and franchise for the years ended December 31, 2004, 2003 was R$7.57, R$6.70, respectively.

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

Growth Strategy

     Bob’s is Brazil’s second largest fast food hamburger restaurant chain in operation. Although many of our major competitors have been experiencing operational and franchise difficulties, we continue to add points of sale and improve our revenues. Our primary goal is to continue to increase our network of points of sale in Brazil, where we believe fast food is a developing market, and to gain market share by entering city markets where we are under-represented.

     Brazil has an estimated population of 181.6 million, a third of Latin America and Caribbean total population. The city of São Paulo, the largest city in Brazil with 10.8 million residents, is located within the state of São Paulo, which has a population of 39.8 million. Rio de Janeiro, Brazil’s second largest city, has 6.0 million residents. The city of Rio de Janeiro is located within the state of Rio de Janeiro, which has a population of 15.2 million. Fourteen metropolitan areas, including those of Rio de Janeiro and Sao Paulo, have populations in excess of one million. According to the IBGE — Brazilian Institute of Geography and Statistics, in 2002-2003 the average annual income of the Brazilian population was as follows:

Annual Income	% of Population
R$0 to R$4,800	16.38%
R$4,800 to R$12,000	34.88%
R$12,000 to R$48,000	39.05%
R$48,000 to R$72,000	4.61%
R$72,000 and above	5.08%

     In 2005, we intend to make capital expenditures of R$4,000,000 to refurbish old points of sale, install new signage, upgrade our equipment and expand the number of our franchise operated points of sale in Brazil. Such capital expenditures will be funded both by our operating and financing activities. Our target is to achieve 500 operating points in 2005, and we are focusing our growth efforts on the development of new franchises, especially in São Paulo, Bahia and Rio Grande do Sul, three major Brazilian states, and in Brasília, Brasil’s Federal District, four important regions with strong, growing markets. Our growth strategy also includes to increase our marketing effort on children, implement a motivational program to improve service throughout our restaurant chain and begin a three-year expansion effort to franchise Bob’s kiosks. These kiosks require less start-up capital and deliver a faster return on investment for franchisees, since they sell only higher-margin items, such as ice creams and cold beverages – products that do especially well in Brazil’s warm climate.

     We expect to continue to capitalize on our 53-year history in Brazil. As our operations are based almost exclusively in Brazil, we believe we have the capacity to understand and respond to consumer taste preferences in developing additional local markets and test marketing new products and concepts. We intend to utilize our customized trailers and moveable kiosks to maximize our ability to cater to special events and temporary markets, and also to test certain markets on a temporary basis. We also anticipate taking advantage of the continuing construction and development of shopping malls and supermarkets in Brazil, where fast food can be a significant profit center.

     In 1999, we initiated a computer-based delivery system for telephonic food and beverage orders. At the end of 2004, 18 own operated and 8 franchised operated stores were working with the new call center and expanding the delivery services. We didn’t reach the target fixed for last year, that is, to extend the centralized call center service to every point of sale, both franchised and own operated. In fact, communication problems and high operation costs obliged to a revision of the program and procedures but it is still a target to extend the call center to all stores of the chain.

Franchise Program

     As of December 31, 2004, 325 of our 388 points of sale were owned and operated by franchises. In 2004, for the eighth year in a row, Bob’s received the Quality Seal of the Brazilian Franchise Association — ABF.

     Also, for the first time, the Brazilian magazine specialized in small business, Pequenas Empresas & Grandes Negócios (a non-affiliated company), has developed a research on franchising, creating the “Franchising Guide – Best Franchisers in Brazil 2004”, in which Bob’s has got the second place in the highly competitive food segment, explored by 98 of 450 chains operating in Brazil. The research took into consideration the chain’s franchising experience, total number of stores and geographic distribution, brand exposure, average revenue and payback period, communication with franchisees, support in training, operations and marketing initiatives.

     According to the Brazilian Franchise Association — ABF, Bob’s is the second largest fast food chain in number of stores in Brazil. Our franchise agreements generally require the franchisee of a traditional Bob’s restaurant to pay us an initial fee of R$90,000 and additional fees equal to 5% of the franchisee’s gross sales. Initial fees are lower for kiosks and small stores. Franchisees pay also 4% of monthly gross sales in cooperative advertising fees. Our typical franchise agreement also provides that the franchisee has the right to use the Bob’s trademark and formulas in a specific location or area, must use our approved supplies and suppliers and must build each franchised outlet in accordance with our specifications at approved locations. The term of the majority of our franchise agreements is 10 years, with a few agreements having 5 year terms. Our existing franchise agreements have an average remaining duration of approximately eight years. Historically, upon expiration a franchise agreement is renewed without the interruption of the franchisee’s business. We generally have no financing obligations with respect to these franchise agreements.

     At present, approximately 9 months elapse between our initial contact with a prospective franchisee and the opening of a franchised point of sale. After the initial meeting, and if the potential franchisee meets certain basic conditions, such as significant business experience, financial resources and knowledge of the market in the area where the franchise will be located, a preliminary franchise agreement is signed, which, among other matters, requires the prospective franchisee to pay us a non-refundable sum equal to 50% of the initial franchising fee. Following mutual agreement as to the site of a new restaurant, a definitive franchise agreement is signed, outlining the obligations and responsibilities of each party, including the franchising fees and promotion commissions to be paid to us. The franchisee then begins a four-month training program. Construction of the restaurant typically begins at the beginning of the training program and is generally completed within three to six months. First fees paid by franchisees usually cover the costs of keeping a strong and efficient expansion team and internal costs of the training programs, mainly manuals and the normal lack of efficiency of the School Stores.

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

     We encourage mature and profitable franchisees to increase the number of stores they operate. As a consequence of this strategy, the number of stores per franchisee increased from 1.77 in 1999 to 3.19 in December 2004. At December 31, 2004, we had 102 franchisees who, collectively, operated 325 points of sale, including 84 kiosks and 3 trailers.

     We are also focusing on developing special agreements with gasoline retailers to house Bob’s points of sale in retail gasoline stations. We contemplate that some of these new restaurant/gas stations, or “joint sites,” although housed at gas stations, will be built, owned and operated by our present and future franchisees and not the gasoline retailer. We will then share a portion of the royalties received from the franchisee of a particular joint site with its respective gasoline retailer.

     We are currently testing several joint sites with gasoline retailers, including Shell, Forza, Ale, and Petrobras, the largest one in Brazil with approximately 7,000 locations. Our agreements with each of these gasoline retailers do not establish a set number of joint sites to be opened. These agreements, like our standard franchise agreements, merely set forth conditions to establish a joint site and do not limit the number of joint sites that may be opened under the agreement. To date, ten joint sites have been opened in Petrobras gas stations. Shell has four joint sites in operation and we are negotiating an agreement with them to house a specific number of other joint sites in certain approved locations. Forza, a gasoline retailer catering to the taxicab industry, now has nineteen Bob’s sites in operation, with the objective of housing 20 joint sites in total. Alé, another gasoline retailer, has two joint sites, and an agreement with them for the creation of multiple joint sites has been signed. Besides, other five join sites have been operating in Esso, Bandeira Branca, Ipiranga and Repsol.

     Currently we are reevaluating the Portugal operation. We will open a new store in Angola in 2005 with a local franchisee. The project is approved, the franchise contract signed and the store is been built up.

Advertising and Promotions

     We utilize television, radio, outdoors and a variety of promotional campaigns to advertise our products. We also use colorful cardboard boxes imprinted with the “Bob’s” symbol for our premium sandwich offerings, replacing paper bags, thereby enhancing our quality image. In 2001, we updated our logo, and at the end of 2004 all of our points of sale were using such logo.

     We are constantly seeking to expand the breadth and quality of our product offerings:

•	In 2002 we introduced a 120 grams barbecue tasting hamburger with barbecue sauce and a prune sundae and milkshake, as well as a hamburger with cheddar cheese on a whole-wheat bun.

•	In 2003 we launched a 120 grams turkey tasting hamburger. We also extended our healthy-oriented menu, by introducing salad meals combined with any choice of our hamburger offers.

•	In 2004 we launched a sandwich of chicken breast under the lineage of Bob’s Grill, which includes pork, barbecue and turkey tasting hamburgers. Also, we launched a double cheeseburger with salad and extended our healthy-oriented menu, by introducing two choices of salad in two different sizes, one of them with the option to add chicken slices.

     We launched the slogan “Gostoso como eu gosto” (tasty as I want), pointing out the flexibility of the chain in adding items to or excluding items from the meals it offers. In addition to that, we started a promotional campaign on our traditional items, as our leading hamburger, Big Bob, and our milkshakes. “Devore os Clássicos” (devour the classics) was intended to consolidate our tradename on the market and boost our total number of customers by promoting our top selling products.

     We occasionally launch a combination of sandwiches and soft drinks for a promotional price, the “Combat” campaign, designed to attract snack bars’ traditional customers.

     Because ice creams and sundaes are highly seasonal, we often introduce, for a limited period of time, new toppings and new syrups flavors in order to balance the decrease in volume by an increase in revenue by product. In 2004, we launched a marshmallow top, as well as a caramel and a pineapple syrup, for our sundaes.

     We and our advertising agency annually develop a multi-media marketing program to advertise our restaurant network in its primary markets. During 2004, we sponsored Botafogo de Futebol e Regatas one of the most traditional soccer teams in the Brazilian soccer league. We also offer a “kids meal,” which includes three food items and a small packaged toy. Certain of our points of sale offer special services for children’s birthday parties and also feature appearances by “Bobi, Biba, and Bonga”, our mascots. All these programs are reinforced by visual tools, such as banners, posters and place mats.

     We keep franchisees informed of current advertising techniques and effective promotions and make our advertising materials available to our franchisees. Our franchisees are generally required, to pay us 4% of their monthly gross receipts for advertising and promotions. Individual stores also develop promotional programs to attract additional clientele or to assist in the implementation of expanded business hours. These promotions are paid for by each outlet. We commit approximately 4% of our system-wide gross sales to marketing activities.

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

     We participate in long-term exclusivity agreements with Coca-Cola, for its soft drink products, Ambev, the biggest Brazilian brewery company, Farm fries, the Argentinean producer of french fries, and Sadia, one of the biggest meat processors in Brazil, as well as with Novartis Nutricion for its Ovomaltine chocolate. These agreements are extensive to four to five years. The Coca-Cola agreement was amended in 2000 to extend the exclusivity period to 2008.

     In November 2003, TGB Transportadora, a Brazilian limited liability company, that for several years rendered the transportation services of FBP (food, beverage, packing) goods for the whole Bob’s chain, both own stores and franchise stores, declared that their services would had to be interrupted at the beginning of 2004 due to operational and financial problems.

     This emergency obliged us to find an urgent solution. Yet, it was imperative to maintain the commercial conditions of these services, in particular its costs, delivery dates and frequency. Considering we handle both dry and refrigerated goods, it was necessary to set up a fleet of special trucks or to engage a company covering the whole country fully adapted to our needs.

     Because we didn’t find a company able to fulfill all our demands in time, the Board of Directors approved, after discussion, the Company’s decision to buy all the trucks belonging to TGB and to operate the transportation service. The decision, qualified as a temporary solution that might be periodically submitted to new evaluation, involved creating a new company that could operate the vehicles at least for the time necessary to build up a better solution. We understood that transportation was not in our core business, but it was a very sensible part of it because of its costs and importance to the performance of the chain. The company was established in Rio de Janeiro with the name of SUPRILOG Transportadora, a limited liability company, at the beginning 90 % owned by VENBO, BFFC only subsidiary, and 10 % owned by a private individual that was going to be the CEO of the company. Later on in 2004 the CEO left the society and VENBO became 100 % the owner of SUPRILOG.

     The total capital of SUPRILOG is R$150,000 and VENBO paid in 90%, R$135,000, with three of the 30 trucks bought from TGB. The other trucks were under leasing contracts with financial institutions with different terms and with right to keep the trucks after the last payment. VENBO transferred to SUPRILOG all these trucks under a trust contract authorizing SUPRILOG to operate the vehicles and pay regularly the monthly leasing installments.

     In December 2004, the remaining 10% of capital was paid in.

     During 2004 SUPRILOG could satisfy Bob’s chain transportation requirements.

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

     In seven consecutive years, CartaCapital and Interscience (two non-affiliated companies) have accessed companies’ development and behavior through the research called “The Most Admired Companies in Brazil”, in which 1,054 executives are interviewed about singled out companies in eleven different key-factors and among their own segment.

     In 2004, Bob’s has conquest the 46th place among all companies and the 2nd place among fast-food chains, followed by Casa do Pão de Queijo and Habib’s.

     There are no official statistics for our specific market in Brazil. We can only give some ideas about the development of fast food restaurants based on a few publications and on our own observation of the market.

     The accumulated result of industry in 2004 was the best in 18 years. Retail sales also grew but at a very lower rate: 9,25% in volume and 12,97% in R$. This was an excellent result if we consider that retail sales in 2001, 2002 and 2003 showed a rate of growth of –1.57%, +0.7% and +3.67% respectively. But food and beverage retail sales grew only 7.22% in 2004, a lower growth than the average of the retail market. Anyway this improvement was largely boosted by some government measures that created smoother credit conditions for consumers in December.

     Considering the segment total revenue of R$3.4 billion, informed in the “Franchising Guide – Best Franchisers in Brazil 2004", Bob’s has a market share of approximately 7%. Bob’s is the third fast-food chain in total revenue, after Habib’s, a local franchiser with Arabian options in its menu, which focus on lower class consumers.

     McDonald’s, the fast food leader in Brazil, went through a very difficult situation with franchisees in 2003; however, in 2004, prioritizing its own stores and limiting its number of points of sale, it seems to have found a new equilibrium and is once again aggressive as it used to be in the past years.

     Burger King returned to Brazil in 2004 with three stores in São Paulo. This is a new investment project in association with a Brazilian partner. Certainly it represents a great threat for McDonald’s but we cannot neglect it as our competitor. Other international brands in the food market are also arriving or enlarging their small chains as KFC, Domino’s, Pizza Hut and Subway. Domino’s, operated in Brazil by a Mexican company, recently initiated a partnership with Spoleto, a Brazilian chain of Italian food restaurants with 100 point of sales in Brazil. Giraffas, another Brazilian fast food chain, is slowly but steadily growing although it is still under the mark of 200 stores.

     We must also mention the existence of a large number of snack bars that have a very strong appeal to the local market but don’t represent brands or constitute chains. Another typical Brazilian restaurant largely expanded and in constant growth is the weight-food priced restaurant. In these restaurants the price paid by the client is given by the weight of his (her) consumption. The menu is very large and cheap. They represent a good alternative for food consumers and we consider them great competitors. The profitability of these restaurants is a doubtful question and their owners or operators show a high turnover, but the number of points of sales are in constant expansion.

     We can say that the food market in Brazil is an expanding market, both because of a population growing at an annual rate of 2% and because of the improvement we can expect of its expending power. See “Risk factors – Risks relating to Brazil”.

Personnel

     As of December 31, 2004, we, including our franchisees, employed 8,089 persons, of whom 1,569 were employed in our owned and operated restaurants. The total number of full-time employees as of December 31, 2004 was 1,681 of which 230 were temporary personnel.

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

     Although we have reached a positive result for the first time in 2004, we incurred in net losses of R$4,118,000 and R$11,210,000 for the years ended December 31, 2003 and 2002, respectively. Our accumulated deficit at December 31, 2004 was R$63,131,000 and our working capital deficit at such date was R$5,235,000. The year 2004 presented a positive macroeconomic scenario that, together with strong measures implemented by the Company in its operation and administration, has helped it turns itself profitable. Yet, we cannot say that the negative tendency is wholly reversed. Some of our own stores are still non-profitable and our small operation margins are constantly been affected by market factors concerning raw material, wages, location costs with lawsuits in due course and the general condition of many stores in Rio de Janeiro that need urgent repairing and heavy investments.

•	Our registered public accounting firm’s report raises uncertainties about our ability to continue as a going concern; Need for additional financing.

     The reports of Grant Thornton, the registered public accounting firm of our consolidated financial statements for the years ended December 31, 2003, 2002 and 2001, recite that our recurring losses from operations and negative working capital raise substantial doubt about our ability to continue as a going concern. Grant Thornton had a partnership with Trevisan, a highly respected Brazilian firm of independent auditors that came to an end in the middle of 2004. Trevisan made a new partnership with BDO and so, consolidated financial statements for the year ended December 31, 2004 were audited by the new auditors. Their report confirms the doubts on our ability to continue as a going concern.

     Our financial situation, discussed elsewhere in this 10-K report, is largely better than in the past years but the necessity of new funds to finance obligatory investments is a constant challenge to our funding strategies.

     At this time, we cannot state with any degree of certainty whether such funding will be available to us and, if available, that the terms and conditions of such funding will be acceptable to us. Any potential sources of additional financing may be subject to business and economic conditions outside of our control. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

•	Our success depends on our ability to compete with our major competitors in the fast food industry

     The success of our business is dependent upon our ability to compete with other restaurants and fast food chains. We may be required to spend significant funds on marketing and promotions and on developing and offering new products while maintaining the prices we charge our customers. In 2003 McDonald’s went through a very difficult period strongly affected by internal disputes in the franchise chain. But they are overcoming this situation and their over-all financial and other resources available to them, vastly greater than ours, give them all the chances to reverse their position in the market where they still keep the first place in the fast food activity.

     Besides that, the arrival of international competitors, like the Burger King to São Paulo, the biggest city in Brazil, the expansion of Habib’s, a local fast food chain, and the permanent growth of other restaurants, like the typical Brazilian “weight food restaurant”, are the challenges we will continue to face in the following years.

     We are confident on Brazil’s increasing market for fast food restaurants, but the diversity and strength of our competitors may oblige us to enhance our managerial and marketing efforts affecting our margins and/or increasing our funding necessities. As stated in the previous sections we cannot take for granted our capacity to find new resources with convenient conditions for our operational margins.

•	A new challenge: light food

     In order to remain competitive, we are required to respond to changing consumer preferences, tastes and eating habits, sometimes variable depending on regional or local tendencies. Significant investments are necessary to maintain a permanent research on new plates, new raw materials, new methods and training. But there is a new trend in the world which Brazil seems to follow : light food, light plates, low fat products. This is a great challenge for the fast food industry. In the past years we developed salads and turkey light sandwiches that are now incorporated to our menu. But both the public demand and government policies are increasing pressure for lighter products and a large disclosure of the nutrition data of food exposed in the stores or in packages. All this means an increase in investments and in direct costs. The dispute for a market place in the following years may be developed in this extremely harsh field. Once again we cannot assure that we will be able to finance this new challenge or even to find a solution that will maintain our 2004 profitability.

•	Our future success is dependent upon the success and expansion of our franchise program

     A portion of our revenues are attributable to the fees we collect from our franchisees. To improve our revenues in the future, we have developed a growth strategy that includes increasing our number of franchised points of sale. In the past years this strategy has been successful in spite of a slower rate of growth as compared to the basic plan in 2004, mainly due to our greater requests on the financial and operating capacity of new franchisees. But this growth strategy is substantially dependent upon our ability to attract, retain and contract with qualified franchisees and the ability of these franchisees to open and operate their Bob’s points of sale successfully. If we experience difficulty in contracting with qualified franchisees, if franchisees are unable to meet their development obligations or if franchisees are unable to operate their points of sale profitably, the amount of franchise fees paid to us by our franchisees would decrease and our future operating results could be adversely affected.

•	We are subject to extensive regulatory requirements applicable to the food service industry

     Both we and our franchisees are subject to regulatory provisions relating to the wholesomeness of food, sanitation, health, safety, fire, land use and environmental standards. Suspension of certain licenses or approvals due to our or our franchisees failure to comply with applicable regulations could interrupt the operations of the affected restaurant and inhibit our or their ability to sell products. Both we and our franchisees are also subject to Brazilian federal labor codes, which establish minimum wages and regulate overtime and working conditions. Changes in such codes could result in increased labor costs that could cause a reduction in our operating income. We are also subject to Brazilian federal franchising laws applicable to franchise relationships and operations. Changes in these or any other regulations may contain requirements that impose increased burdens on our business, which may adversely affect our results of operations. Brazilian taxes are a heavy burden for our business and the tendency of the present government during the past years has been to increase taxes. These increases have had the immediate effect of reducing margins due to the fact that the market cannot support a transfer of new taxes to sale prices.

     If all these factors continue to negatively affect our operations, we cannot assure that we will be able to manage or find the necessary tools to keep a profitable activity.

Risks Relating to Brazil

•	Our operations are subject to changes in Brazil’s economy

     Three fundamentals of our business are the quality of products, the excellence of the service rendered to the customers and the power for consumption of the urban population. The first two greatly depend on our capacity to invest in research and training and, naturally, to our managerial capacity to handle our business. Nevertheless the three fundamentals are strongly affected by the general economic situation of the Country.

     Costs of manpower and food, beverage and packing, taxes and location costs are, among other costs, also subject to government regulations and strategies and to their success or failure.

     For the last ten years Brazil went through a very long and painful road towards the solution of traditional problems and difficulties that affected Latin-American Countries and Brazil itself in specific ways. Two presidents made efforts to conduct this struggle, Fernando Henrique Cardoso and Luiz I. Lula da Silva. Both of them followed the same line of thought concerning macroeconomic regulations respecting the international engagements and maintaining relations in agreement with the IMF.

     Inflation was controlled within the limits that the Country can support; this means yearly rates under 10%. This is normally a symptom of simultaneous GDP growth. Yet it was not the case of Brazil. Annual growth oscillated between 2 and 3%, a very low rate for developing countries, with negative growth as in 2003. A 5.2% growth in 2004 gave some oxygen to the economy and the forecasts for 2005 is 3.5%. Countries that we could compare to Brazil in the present phase of development as the Asian countries had annual growth rates of more than 7%. This doesn’t seem possible for Brazil in the next years.

     The trade balance was one of the outstanding points in Brazilian economy in 2004, although it was still very small if compared to the Asian countries. It reached US$35billion in 2004 and it will probably increase in 2005. This has been for the past two years an excellent source for the reduction for public debt denominated in dollars. Reserves in foreign exchange have increased. And the balance didn’t drop in spite of the valuation of the local currency, the Real (R$). Our company is no more very sensible to the exchange rate. We have no more financial debts in dollars and we only import french fries from Argentina. The only influence of the rate of change is its share in costs of our raw materials, particularly packing and very few other supplies. It could have an influence in public services but they constitute a particular problem. Even with a depressed dollar, national policies and the respect of ancient contracts with the private companies that explore these services pushed the prices up in the last two years, showing a certain independence of the exchange rate.

     Unemployment has been reduced in 2004 reaching 9.6% in last December but the average income in real terms dropped and this is very important for our business.

     But may be the most important problem for Brazilian economy is the real annual interest rate that is now around 12,5% and is regulated by an almost independent Central Bank. This is a very high level, roughly incompatible with a sustained growth of economy. And even worse, the rates of interest actually paid by companies and individuals go from 35 to 100% a year turning credit sources very expensive and depressing any tendency to consume. To control inflation with monetary techniques is successful but it doesn’t push the growth of economy.

     In fact, three questions are crucial for company CEOs and investors in general in the short term: (a) how long will the US Dollar exchange rate remain at a dangerous low level in connection with the necessity of sustaining a positive trade balance?, (b) will there be a squeeze on liquidity that will significantly compromise the country growth? and (c) how long and how high will the growth in basic interest rates be?

     This short explanation on Brazilian economy shows the uncertain future of the different factors that affect our business. In this scenario it is very difficult to predict government regulations and other external accidents that influence our costs and the nature and cost of financial resources that could help us go through long periods of internal or external crises that can touch Brazilian economy and its fundamentals. That is to say that the behavior of our clients and our capacity to face these challenges could be compromised and could result in lower demand of our products and a decline in revenues.

•	Our business may be affected by political and constitutional uncertainty in Brazil

     The Brazilian political environment has been marked by high levels of uncertainty since the country returned to civilian rule in 1985 after 20 years of military government. The country is experiencing a healthy democracy and the arrival of left ideologies to the government proved that Brazilian left is not far from a national democracy and deep-rooted in capitalism. The problem that represents a risk for our business comes from the difficulties this government is showing to create a strong base to vote important reforms. Financial, political and social welfare reforms are been postponed or neglected by lack of a unanimous wish of changing the real sources of the public deficit and the stagnation that restrains Brazilian growth. There can be no assurance that the necessary measures to change basically this situation will be pursued or adopted. Failure to adopt economic reform measures could adversely impact Brazil’s economy and inhibit our ability to sell products, which could impair our results of operations.

•	Government regulations may limit our ability to interact with foreign capital and investors

     Brazil still practices a very strict control of transactions in foreign currencies. In the present situation foreign investments are welcome and regularly the remittance of foreign currencies abroad is authorized when duly justified by the nature of the transaction: capital return to foreign countries, dividends remittances, licenses, merchandise trades, etc. But in the past we have seen hard restrictions to international intercourse of currencies, a situation that we cannot assure to be definitely abandoned. If the Brazilian government delays or refuses to grant approval for the repatriation of funds or imposes restrictions on the remittance of foreign capital, the ability of our Brazilian operating subsidiary, Venbo Comercio de Alimentos Ltda., to transfer cash from our operations out of Brazil may be limited.

Risks related to our common stock and shareholders agreement

•	Common stock.

     Our common stock was delisted from the Nasdaq SmallCap Market on March 11, 2002. As a result, our common stock is now quoted on the OTC Bulletin Board, which may reduce the already thin trading market of our common stock. In addition, the delisting from the Nasdaq SmallCap Market may significantly impair our ability to raise additional funds to operate our business.

•	Shareholders agreement.

     On August 11, 1997 the company entered into a shareholder’s agreement with AIG Latin America Equity Partners, Ltd. (referred herein as ‘AIGLAEP”) further amended in March 14, 2001 (herein referred to “The 1997/2001 agreement”). The 1997/2001 agreement was signed by several shareholders, among them Shampi InvestmentsA.E.C., Lawrence Burstein and BigBurger Ltda. Pursuant to The 1997/2001 agreement AIGLAEP purchased 375,000 shares of our common stock and warrants to purchase 62,500 shares of our common stock.

     Pursuant to The 1997/2001 agreement, each of the parties to it agreed, among other things, to vote their respective shares of our common stock to elect as directors determined representatives of the signers. It also provided that if the administrators failed to achieve certain targets concerning EBITDA from January 1, 1997 to December 31, 1999, 2000 or 2001, respectively, AIGLAEP could appoint such numbers of its designees which, together with an expansion of the Board and the filling of vacancies created by the resignation of certain directors serving at such time, would then constitute a majority of our Board of Directors, thereby effecting a change in our control. We failed to achieve the performance targets for the year ended December 31, 2000 and this gave place to the mentioned amendment to the agreement signed in March 14, 2001. The 1997/2001 agreement determined that in case AIGLAEP at any time would own less than 187,500 issued or outstanding shares of our common stock, AIGLAEP’s right to take control of our Board of Directors and certain of its prior approval rights would terminate. Pursuant to the amendment new options and warrants were issued to AIGLAEP and AIGLAEP agreed to interrupt their right to take control of the Board of Directors. Also pursuant to the amendment new targets were determined for the year ending December 31, 2002 but it contains a provision that requires the parties to renegotiate the performance targets in good faith in the event that (a) the Brazil SELIC Central Bank rate would exceed an average of 18% for a continuous period of 90 business days or (b) there would be a devaluation of the Brazilian Real against the US dollar exceeding 10% over any three month period. We failed to achieve the performance targets but the events contemplated in the amendment’s provision occurred and news targets should have been negotiated.

     As of December 29, 2004, AIGLAEP sold their shares of our common stock to CCC Empreendimentos e Participações Ltda (187,500 shares) and BigBurger Ltda. (187,500 shares) two companies respectively controlled by Romulo Fonseca and José Ricardo Bomeny. All options and warrants to purchase shares of our common stock had already expired. As a consequence of this transaction, the 1997/2001 agreement is no longer valid.

     On May 15, 2002, we entered into an additional stockholders’ agreement (“The 2002 Agreement”) with Gustavo Figueiredo Bomeny and CCC Empreendimentos e Particpações Ltda (the “New Investors”) and certain of our current investors, namely BigBurger Ltda., Jose Ricardo Bousquet Bomeny, Omar Carneiro da Cunha, Seaview Venture Group, Peter van Vorst Vader and Shampi Investments A.E.C., as a condition to the closing of a stock purchase agreement with the New Investors, pursuant to which the New Investors purchased 3,700,000 shares of our common stock. Pursuant to the 2002 agreement, each of the partiers to the agreement agreed, among other things, to vote their respective shares of our common stock to elect as directors one designee of Omar Carneiro da Cunha, one designee of Lawrence Burstein, one designee of BigBurger Ltda. and two designees of the New Investors. The 2002 agreement, by its terms, was subject to the terms of the 1997/2001 agreement. The effect of the 1997/2001 agreement having expired, as related herein in this chapter, the 2002 agreement is no longer subject to it.

Risks related to juridical and financial contingencies

•	Special financing of fiscal debts.

     Since the year 2002 we have been beneficiaries of a special financing of fiscal past due obligations. This program was called REFIS and, pursuant to several regulations, the past due obligations are now consolidated in a program called PAES. This program consists in paying monthly to the government a sum corresponding to 1,5% of our revenues together with interest calculated on the basis of the TJLP, a variable annual rate determined by the government and turning around 10%. The term for this PAES program is 15 years counted from July 1, 2003 when the PAES became valid and in full execution. At the present moment our debt is around R$16,000,000.

     The sum we pay monthly increases as a function of our revenues growth. Interests are paid monthly calculated on the balance of the debt, the TJLP been applied to the balance from July 1, 2003. This means that if our sales don’t grow at the same rate as the TJLP the balance of the debt in current terms will always grow and the sum we will pay monthly will become greater. All companies participating of this program know they will be in serious financial difficulties in 4 or 5 years. The only solution for this problem would be an amnesty voted by the government and confirmed by the parliament that would reduce the debt or the interest paid, but we cannot assure this solution will be adopted. As a consequence this represents a serious risk to our possibility of refinancing our fiscal debt in the next years.

•	Past due fiscal obligations of VENDEX.

     VENDEX was the owner of Venbo Comércio de Alimentos Ltda, our Brazilian subsidiary, before BFFC purchased it in 1996. At that moment a due diligence was done on Venbo’s accounts to valuate their debts and other liabilities and assets. The agreement that was signed between VENDEX and BFFC covering the transaction determined that VENDEX would be responsible for any hidden liability or future liability concerning the acts of the company prior to the date of the agreement. Yet, a clause restricts VENDEX responsibility to 5% of the price paid by BFFC, a sum that is around R$3,500,000 at the present moment.

     In the past years we have surveyed the situation of Venbo’s fiscal debts prior to 1996 through the communications we received from the fiscal authorities. These communications were immediately sent to VENDEX lawyers with whom we were in permanent contact and who took care of the several processes in which VENDEX was involved. The sums in discussion seemed to be within the limits of the agreement. Yet, in the last months of 2004, we found that other debts had appeared and sums begun to exceed the mentioned limit so becoming a financial risk for our company that could be included in the government’s demands. All government demands are been discussed by VENDEX lawyers, but we have called Venbo’s lawyers to defend our interests against VENDEX. Our lawyers have been studying the purchase agreement VENDEX/BFFC because other clauses of this agreement may be used to protect our company. Anyway, this is a contingency that we cannot evaluate at the present moment. We don’t know the probability of success the matters contained in lawsuits, the extent of VENDEX and Venbo’s responsibilities and we don’t know exactly the amount that is involved in each process or that could be a new liability in our balance sheet.

•	Legal contingencies.

     One franchisee has recently initiated a lawsuit against our company. He was an unsuccessful franchisee that became a permanent debtor of royalty and marketing contributions. All the efforts we have done for long periods to improve his business failed. We finally decided to interrupt the franchise contract and we obtained the closure of the stores explored by this franchisee. His demand is based on a principle that is against the basis of the franchise way of operation. He supposes the franchiser may be considered responsible for having offered the operation of a store with guaranteed profitability. Even if this argument is completely against the franchise laws and the usual practices of our business, it is not impossible that this franchisee may succeed in convincing a jury or a judge that some indemnity or compensation must be paid by our company. This contingency is not accrued as a liability in our financial statements for we consider the risk of failure in our defense is remote. However, we must call the attention of our shareholders and future investors to the existing risk.

•	Tax contingencies.

     In 2004 a new regulation included franchise royalties and other revenues in the list of “services rendered” that pay a 5% tax on these revenues to the Town Hall. We are defending, as all other franchisers, that the franchise law explicitly determines that franchise revenues don’t pay services but rights to use a brand. Concerning marketing taxes they are not revenues but sums franchisees transfer to the franchiser for him to administrate marketing events, publicity and promotions. Our demand failed in the first instance but we have appealed to the Court and our lawyers think we can win in the Superior Tribunal.

     Yet, Municipal Inspectors investigated our subsidiary in routine inspection that started last year and was concluded on March 2005. They stated in their report that ISS must be applied to all franchise revenues from the year 2000, that means the whole period involving our two lawsuits in due course. The amount to be paid is R$ 2.5 millions plus interests and fines. They also stated that we should pay ISS on the sums received for exclusivity contracts with suppliers representing R$ 91.5 thousands plus interests and fines. We are pleading also in Court that these contracts are not services. Anyway, this ISS tax is a risk that could oblige us to increase our prices seriously affecting our revenues in the future and in case we would be losers in law suits it would seriously affect our bottom line income and our cash flow.

Availability of Reports and Other Information

     We make available, free of charge, copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statement on Schedule 14A and amendments to those materials filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 after we file electronically such material with, or furnish it to, the United States Securities and Exchange Commission (the “Commission”). Persons wanting copies of such reports may send us their requests in writing at Brazil Fast Food Corp. Rua Voluntários da Pátria 89, 9º andar - Botafogo CEP 22.270-010, Rio de Janeiro, Brazil, Attention Corporate Secretary. In addition, such reports are available on the Commission’s website located at www.sec.gov. The Commission makes available on this website, free of charge, reports, proxy and information statements, and other information regarding issuers, such as us, that file electronically with the Commission. Additionally, our reports, proxy and information statements may be read and copied at the Commission’s public reference room at 450 Fifth Street, NW, Washington, DC 20549.

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

     We own the land and buildings for 8 points of sale, 5 of which are presently leased to franchisees. In addition, we own the land and the buildings located on the land for 3 points of sale, and we also have leases for 56 points of sale. Our land and building leases are generally written for terms of five years with one or more five-year renewal options. In certain instances, we have the option to purchase the underlying real estate. Certain leases require the payment of additional rent equal to the greater of a percentage (ranging from 1% to 10%) of monthly sales or specified amounts.

     Our corporate headquarters were located till June 2004 in premises at Avenida Brasil, 6431 Bonsucesso, CEP 21040-360, Rio de Janeiro, brazil, which Venbo acquired in 1995.

     In January 2004 we adhered to an amnesty program issued by the Rio de Janeiro state concerning ICMS (a tax on value added) past dues. Payments had been negotiated in monthly installments that we were paying regularly when the government of Rio de Janeiro became interested in our headquarters building that included an own operated store and a large parking lot. After long negotiations we finally sold the building to the government for a price we consider exceptional in face of the deterioration of the region were our installations were located. The price was R$2,800,000 and we received R$2,100,000 in cash and R$700,000 as a compensation of the balance of the ICMS debt consolidated at that moment. The headquarters moved to Rua Voluntários da Pátria, 89 – 9th floor – Botafogo in Rio de Janeiro – RJ. These are leased modern offices and we have been able to reduce expenses due to the fact that we occupy a smaller surface with less expenditure of electricity and air conditioning machines.

ITEM 3. LEGAL PROCEEDINGS

     In 1999, we commenced court actions to defer payment of R$11,444 million past due taxes to Brazilian state and federal taxing authorities. These actions, which were filed pursuant to procedures enacted under Brazilian law specifically to challenge the payments of taxes in arrears and to seek a deferred payment schedule, were intended to extend payments on past due taxes and reduce financing interest charges. During 2000 and 2002, we reached agreements with the state authorities and obtained the right to fulfill our outstanding state tax obligation by making payments over a ten-year period, as indexed to Brazil’s Unidade Fiscal de Referencia, which is currently 12.0% per annum. Consequently, we withdrew the legal action. During 2000 and 2003, we also applied and were accepted to join tax amnesty programs offered by the Brazilian federal government, now called PAES, and withdrew our action regarding the federal taxes. Under those federal tax amnesty programs, we may fulfill our outstanding federal tax obligation by making monthly installment payments equal to 1.5% of our gross sales, with interest accruing at rates set by the Brazilian federal government, which are currently set at 9.75% per year. In fact, Debts included in the PAES are divided into debts related to federal taxes and debts related to social security obligations. We pay separately 0.75% for each institution, the “Receita Federal” in the first case and the “INSS” for the latter. The great problem we have faced is the consolidation of these debts in order to determine if the provisions registered in our financial statements are correct. We have found several differences in the figures exposed by the government and our books. All of them seem to come from government errors and we are pleading for corrections.

     We also adhered to an amnesty issued by the Government of Rio de Janeiro state concerning past due ICMS (a tax on aggregated value). We paid a debt of around R$3,500,000 with a 80% reduction on fines and we compensated R$700,000 in the sale of our headquarters’ building in Avenida Brasil. Yet the state government couldn’t find a debt of about R$1,039,000 that is accrued in our balance sheet but they couldn’t identify in their records. We believe this situation will soon be cleared up and we will negotiate a new term for payment. A reserve is been done in our cash flow. Ver página 33.

     Concerning legal proceedings in due course we mentioned in Item 1. “Risks related to juridical and financial contingencies” the case of one lawsuit against our company initiated by one franchisee. He sustains that Venbo offered points of sale with a guarantee of profitability and success, something completely against the principles and philosophy of the franchise business as defined in the franchise law. Although we believe that the probability of winning this lawsuit is great we cannot exclude the decision of judges or juries that would oblige us to pay an indemnity or compensation to this franchisee. The store belonging to this franchisee is now been operated by us with a good performance.

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

     ISS –The ISS is a tax on services rendered. The franchiser’s activities were not considered services until 2003; however, in the beginning of 2004, a new ISS legislation determined that all revenues including franchise activities would pay the ISS. This is in contradiction with the Franchise Law.

     Three revenues may be taxed according to this new law: initial fees paid by franchisees, marketing contributions and royalties.

     Our lawyers consider that initial fees pay the right to purchase the use of a brand, so they are not a service rendered. Marketing contributions are sums the franchiser administrates in the name of the franchisee and so they do not constitute real revenues.

     Royalties are probably doubtful. In fact they pay the right to use the brand but judges could say there are services included as training and technical assistance. Yet, this is not what the franchise law determines.

     Pursuing to our lawyers’ opinion we are not paying ISS on initial fees and marketing fund contributions and we are carrying on a lawsuit against the city of Rio de Janeiro concerning royalties. In this case a judiciary pledge is being done monthly since the publication of the law. We lost the administrative stage of the lawsuit but our lawyers say this is normal and our rights will be admitted by the courts.

     Years ago the company had been intimated to pay ISS on royalties. We are discussing in court the intimation with a better chance to win this lawsuit because at the time there was no law concerning this matter, except the franchise law that clearly says franchise activity is not a service.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Our common stock is quoted on OTC Bulletin Board under the symbol “BOBS.OB.” Prior to March 11, 2002, our common stock was quoted on The Nasdaq SmallCap Market. There is a limited public trading market for our common stock. The following table sets forth the range of the high and low bid quotations for our common stock for the periods indicated:

	Common Stock
Three Months Ended	High	Low
March 31, 2004	.61	.21
June 30, 2004	.55	.30
September 30, 2004	.51	.31
December 31, 2004.	$.51	.25

March 31, 2003	.80	.20
June 30, 2003	.51	.25
September 30, 2003	.43	.32
December 31, 2003.	$.40	.18

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

     Our payment of dividends is restricted under the American law because of the accumulated losses registered in the balance sheet.

Equity Compensation Plans

     The following table give information about our common stock that may be issued upon the exercise of options, warrants, and right under all existing equity compensation plans as of December 31, 2004.

EQUITY COMPENSATION PLAN INFORMATION

	Number Of		Number Of Securities
	Securities To Be		Remaining Available
	Issued Upon	Weighted-Average	For Future Issuance
	Exercise Of	Exercise Price Of	Under Equity
	Outstanding	Outstanding	Compensation Plans
	Options, Warrants	Options, Warrants	(excluding securities
	And Rights	And Rights	reflected in column(a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	521,250	R$1.86	478,750

Equity compensation plans not approved by security holders (2)	0	0	0

Total (1) + (2)	521,250	R$1.86	478,750

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

	2004	2003	2002	2001	2000
	(in thousands of Brazilian Reais, except share data)
Statement of Operations Data:
NET OPERATING REVENUES:
Restaurant sales	65,338	60,466	63,465	68,397	63,775
Franchise income	8,035	6,663	5,116	4,099	3,134
Other income	12,008	10,960	7,729	6,483	4,884

TOTAL NET OPERATING REVENUES	85,381	78,089	76,310	78,979	71,793

COSTS AND EXPENSES:
Cost of restaurant sales	24,728	23,754	25,333	27,541	24,560
Restaurant payroll and other employee benefits	14,778	13,688	13,061	13,106	12,329
Restaurant occupancy and other expenses	8,348	7,569	8,043	8,174	6,963
Depreciation and amortization	3,385	3,355	3,774	3,966	3,610
Other operating expenses	13,638	15,229	13,761	14,225	11,951
Selling expenses	6,534	6,359	4,805	5,906	5,759
General and administrative expenses	8,935	8,670	9,428	6,598	6,111
Impairment of assets and Net Result of assets sold	432	156	1,661	122	20

TOTAL COSTS AND EXPENSES	80,778	78,780	79,866	79,638	71,303

INCOME (LOSS) FROM OPERATIONS	4,603	(691)	(3,556)	(659)	490
INTEREST INCOME	534	257	15	—	1
INTEREST EXPENSE	(3,685)	(3,274)	(4,634)	(5,922)	(3,418)
FOREIGN EXCHANGE (LOSS) GAIN	(252)	(410)	(3,435)	(1,669)	(424)
INCOME TAX	(599)	—	—	—	—

NET INCOME (LOSS)	601	(4,118)	(11,610)	(8,250)	(3,351)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	0.08	(0.55)	(1.96)	(2.27)	(1.04)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	7,970,473	7,552,363	5,707,957	3,626,626	3,235,290

Balance Sheet Data (End of Period):
WORKING CAPITAL DEFICIT	5,235	5,882	14,238	18,717	14,807
TOTAL ASSETS	37,859	35,805	36,984	39,777	41,694
ACCUMULATED DEFICIT	(63,131)	(63,732)	(59,614)	(48,404)	(40,154)
TOTAL SHAREHOLDERS’ EQUITY (DEDICIENCY)	(4,192)	(5,103)	(1,510)	1,217	5,538

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with ITEM 6, “Selected Consolidation Historical Financial Data”, ITEM 1.(e) “Forward Looking Statements” and with our consolidated financial statements and related notes appearing elsewhere in this report.

Background

     Brazilian Political Environment

     The Brazilian political environment has been marked by high levels of uncertainty since the country returned to civilian rule in 1985, after 20 years of military government. The death of a president in 1985, the impeachment of another president, as well as rapid turnover at and immediately below the cabinet level, have adversely affected the implementation of consistent economic and monetary policies. Yet, the political tendency of the different presidents or parties in government till 2002 was always conservative and right-wing oriented. The arrival of President Ignácio Lula da Silva in 2003, a union representative, a blue collar with only primary instruction level, made everybody think of a change to the left. In fact, in the economic field nothing changed. Capitalism is sustained and international relations with occidental institutions as IMF as well as the private rights to capital and contracts are been respected. The only modification in the political scenario may be the exacerbation of populist tendencies that characterize the Labor Party (PT) specially in the strengthening of government institutions and a significant growth in bureaucracy. The continuous growth of government taxes has not been the privilege of the PT. This is a phenomenon that initiated some ten years ago with the center-right government of Fernando Henrique Cardoso. The political conditions of the present government are not different to the previous ones: the lack of majority of PT in the upper and lower houses of parliament obliges to expensive and wasting negotiations with the other parties and complicates or delays important decisions. Nevertheless we must welcome the fact that democracy is alive and little by little politicians become more representative of classes and groups, especially in the states and urban communities.

     Brazilian Economy

     Some characteristics of Brazilian economy are endemic traditions as inflation, a large inequality of personnel income, enormous international and domestic debts, high interest rates, small rates of GDP growth (with some exceptions in the 70s but always inferior to other developing countries, particularly in Asia) and deficits in government cash balance.

     In March 1994, the Brazilian government introduced an economic stabilization program known as the “Real Plan” (Real referring to the Brazilian currency) that actually reduced, from 1994 to 2000, the rate of inflation and caused the exchange rate between the Real and the US$ to remain relatively stable. But foreign crisis as terrorist attacks in New York, economic problems in Russia, Turkey and Argentina, the increased cost of debts, oil prices and internal problems as the electricity rationing forced by an energy crisis, the expected expansion of economy didn’t occur. And in the past two years, 2003 and 2004, inflation showed a growing tendency. The government of President Lula followed the monetary prescriptions and raised the interest rate (SELIC). This raise made the SELIC annual rate go from 16% average in 2004 (January to August) to 18.5 % in last February 2005.

     Inflation in 2004 reached 7,6% (measured by the IPCA, Broad Consumer Index, government rate that considers middle class consumers’ prices), within the maximum targets but greater than the 5.1% Central Bank target. IGP-M, General Market Price, a broader and wholesale business rate largely used to adjust contracts in the private market, reached 12.13%. If we consider an average inflation of 10% the SELIC rate reduces to around 8%, yet a very high rate for a country that needs great sums to booster its industrial growth. High rates attract capitals but generally these are speculative capitals and not productive ones.

     But SELIC rates are only an indicator for special contracts and for government credit that also uses TJLP, a long range rate, to day 9.75%, that is used to fix a basic level that corrects fiscal debts and is used for government funded credits (normally a 2 or 3% rate is added and a commission of the intervening Bank institution make these credits reach the SELIC rate). But rates used by Banks to tax credits for corporations or for individuals go from 40% to 100%, a great barrier for the economy development.

     One positive factor that is sustaining economy is the foreign sector performance. For the first time in history of the Brazilian economy, the accelerated pace of growth in productive activity is in peaceful coexistence with the current account surplus of 2,25% of GDP. The trade balance ended 2004 with a 33,7 billion dollars surplus. The current account surplus was 11.7 billion dollars or 1.9% of GDP, the best surplus since 1947!

     The Stock Exchange was the outstanding profitability feature among investments in the last two years. The Ibovespa, São Paulo’s Stock Exchange market index, grew from 10,941 to 26,000 points, a 137.6% growth. But we must consider that this index was largely depressed in the past years and SP Stock Exchange is a small market with a daily rate of R$ 1.2 billion or $ 460 million. It is a greatly speculative market with limited dividend distribution. Anyway, its growth indicates a relatively significant recovery of Industry confirmed by a growth of 8.3% in real terms in 2004. Foreign capital also showed faith in Brazilian economy with new investors assuring a positive inflow in the Stock Market and an important rising of US$ in the international market by the central government at reasonable rates of interest. The private market rose $ 8.29 billions in 2004. The Brazilian rate of risk fell down under 400 points (that means that international credit is 4 points over current taxes for Brazil), a good symptom but not enough if we compare to other developing countries as Mexico, Turkey, Chorea or Russia itself.

     Our business.

     In spite of these positive factors that we consider macroeconomic milestones of Brazilian economy we must analyze the factors that mainly influence our fast-food market. The retail sales behavior showed a different pattern. They increased 9.25% in 2004 in value, an outstanding growth after three years decreasing figures, but it was boosted by the growth of 26.37% of electro domestic and furniture. In fact, personnel credit was directed to paying past dues and buying home equipment. Food and beverage increase was only 7.51% in 2004 pursuing official rates and 3.8% according to the Association of Retail Stores Traders.

     Geographical factors were not favorable to our own stores sales that are concentrated in Rio de Janeiro (RJ). Industry growth in RJ was only 2.4% (8.3% average growth in Brazil. The number of new industrial companies opened in RJ decreased 21.17%.

     The increase in taxes, especially income taxes, has affected out of home food consumption. In 4 years income taxes and social security taxes increased 70% against an inflation rate of 42%.

     Our success in making the whole chain grow in 2004 is mainly due to marketing campaigns and local effort in captivating clients done by our own stores and franchisees leaders. These compensated a very small inclination to consumption, an inflation that obliged us, as our competitors, to rise sale prices and adverse weather conditions (a very light summertime with abnormally low temperatures and rain).

     Since the Company has no longer dollar denominated debt, the exchange rate influence is limited to the Brazilian economic scenario as a whole. Brazil is still a vulnerable developing country which depends upon international inflows. Although the country has also reduced its dollar denominated debt, both domestically and abroad, exposition to global meltdowns is still extremely high. An overshooting could trigger inflation and reduce consumer spending, affecting the Company business.

     The highly competitive environment has reduced the Company’s ability to pass through prices increases. Because of that, the Company has been investing in hard negotiations with suppliers to maintain prices. Although some of the raw materials used are based on commodities traded internationally in dollars, suppliers increased competition and effectiveness has helped prices to remain stable.

     The only product the Company imports is french fries from Argentina, but in case the exchange rate starts to deteriorate the business the company could try to develop a supplier in Brazil or start to negotiate in local currency, as the Brazilian Central Bank regulates the Settlement House designed to facilitate commercial trade between Mercosur members.

     Prospects

     The observers are describing 2005 as a year with a controlled inflation around 6.0%, a smaller trade balance pursuant to an increase in imports following a GDP growth of around 3.5%. It is very difficult to make prospects in Brazil but we have prepared the company for a consistent growth of the franchise chain and a growth of sales, both based on a strong effort to expand the number of stores, marketing actions and people training.

     The year of 2005 is very important for the first time elected left-wing Labor Party (PT) in Brazil because a sustained economic growth will increase their probability to win a second term. So, incentive for private investments, expansion of credit, controlled inflation and fiscal responsibility should increase in 2005. Nevertheless, the proximity to an electoral year could exacerbate discussions over the Brazilian presidential election in 2006 and deteriorate the economic scenario.

     The following table sets forth Brazilian inflation, as measured by the IGP-M – Índice Geral de Preços ao Mercado, and the evolution of exchange rate for the Brazilian currency against the U.S. Dollar for the periods shown.

	Year Ended December 31,
	2004	2003	2002	2001	2000
Inflation	12.4%	8.7%	25.3%	10.4%	9.9%
Exchange rate devaluation (evaluation)	-8.1%	-22.2%	52.3%	18.7%	9.3%

RESULTS OF OPERATIONS

     COMPARISON OF YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 (Amount in thousand of Brazilian Reais)

     For the first quarter of 2003 onward, the Company has reformatted its consolidated statement of operations in order to improve the quality of analysis. The reformatted statement differs from the previous one by segregating the earnings provided by our operated stores business from the earnings provided by franchise business. However, all the operating figures were stated as a percentage of the Net Restaurant Sales because we believe that, in general, either kind of business (restaurant operations or franchise net earns) move towards Net Restaurant Sales evolution, and, accordingly, cost and expenses should be analyzed in connection with such evolution. Because of such new format, the consolidated statement of operation for the twelve-month period ended December 31, 2002 has been restated to conform with the current presentation.

     The following table sets forth certain operating data for the periods of twelve months ended December 31, 2004, 2003 and 2002.

	Twelve Months			Twelve Months			Twelve Months
	Ended			Ended			Ended
	December 31, 2004%			December 31, 2003%			December 31, 2002%
STORE RESULTS

Net Restaurant Sales	R$	65,338	100.0%	R$	60,466	100.0%	R$	63,465	100.0%
Store Costs and Expenses Food, Beverage and Packaging		(24,728)	-37.8%		(23,754)	-39.3%		(25,333)	-39.9%
Payroll & Related Benefits		(14,778)	-22.6%		(13,688)	-22.6%		(13,802)	-21.7%
Restaurant Occupancy		(8,348)	-12.8%		(7,569)	-12.5%		(8,417)	-13.3%
Contracted Services		(8,324)	-12.7%		(7,950)	-13.1%		(7,529)	-11.9%
Depreciation and Amortization		(2,225)	-3.4%		(2,651)	-4.4%		(3,017)	-4.8%
Other Store Costs and Expenses		(2,250)	-3.4%		(1,684)	-2.8%		(1,828)	-2.9%

Total Store Costs and Expenses		(60,653)	-92.8%		(57,296)	-94.8%		(59,926)	-94.4%

STORE OPERATING INCOME		4,685	7.2%		3,170	5.2%		3,539	5.6%

FRANCHISE RESULTS

Net Franchise Royalty Fees	R$	8,035	12.3%	R$	6,663	11.0%	R$	4,904	7.7%
Franchise Costs and Expenses		(1,916)	-2.9%		(2,150)	-3.6%		(1,166)	-1.8%

FRANCHISE OPERATING INCOME		6,119	9.4%		4,513	7.5%		3,738	5.9%

MARKETING, GENERAL AND ADMINISTRATIVE (EXPENSES) INCOME

Marketing (Expenses) Income		342	0.5%		(659)	-1.1%		(375)	-0.6%
Administrative Expenses		(7,019)	-10.7%		(6,520)	-10.8%		(7,434)	-11.7%
Other Operating Income (Expenses)		1,204	1.8%		(335)	-0.6%		(607)	-1.0%
Depreciation and Amortization		(1,160)	-1.8%		(704)	-1.2%		(756)	-1.2%
Net result of assets sold		432	0.7%		48	0.1%		(287)	-0.5%
Impairment of assets		—	0.0%		(204)	-0.3%		(1,374)	-2.2%

Total Marketing, G & A (Expenses) Income		(6,201)	-9.5%		(8,374)	-13.8%		(10,833)	-17.1%

OPERATING INCOME (LOSS)		4,603			(691)			(3,556)

Interest Expense		(3,151)	-4.8%		(3,017)	-5.0%		(4,174)	-6.6%
Foreign Exchange and Monetary Restatement Loss		(252)	-0.4%		(410)	-0.7%		(3,480)	-5.5%

NET INCOME (LOSS) BEFORE INCOME TAXES		1,200	1.8%		(4,118)	-6.8%		(11,210)	-17.7%

Income taxes			-0.9%			0.0%			0.0%

NET INCOME (LOSS)	R$	601	0.9%	R$	(4,118)	-6.8%	R$	(11,210)	-17.7%

STORE RESULTS

Net Restaurant Sales

     Restaurant sales for our company-owned and operated points of sales increased R$4,872 or 8.1% to R$65,338 for the year ended December 31, 2004 as compared to R$60,466 and R$63,465 for the years ended December 31, 2003 and 2002, respectively. Same store sales increased approximately 6.16% for the year ended December 31, 2004 as compared to the year ended December 31, 2003. Same store sales for the year ended December 31, 2003 increased by 0.07% when compared to 2002.

     Besides the improvement of the macroeconomic scenario in Brazil during 2004, the increase of restaurant sales from 2003 to 2004 was due to (i) our promotional campaigns; (ii) introduction of new products, mainly the “grill line” sandwiches; (iii) an average increase of 10% in the sales prices of our products since December 31, 2003; (iv) implementation of incentive plans to our store personnel. These positive effects on restaurant sales were partially offset by the increase of one of the Brazilian Sales Taxes (COFINS) in January 2004.

     The decrease from 2003 to 2002 of restaurant sales is mainly due to the reduction of our company-owned retail restaurant from 55 as of December 31, 2002 to 51 as of December 31, 2003. Such decrease is also attributable to the adverse period that the retail market faced during 2003 in Brazil due to macroeconomic factors and to a higher taxation on Company’ s revenue (PIS), which resulted on lower net sales.

Food, Beverage and Packaging Costs

     As a percentage of net restaurant sales, food, beverage and packaging costs were (37.8%), (39.3%) and (39.9%) for the years ended December 31, 2004, 2003 and 2002, respectively.

     Food, beverage and packaging costs decrease from 2003 to 2004 as a percentage of net restaurant sales, is due to our ongoing efforts on negotiations of long term agreements with some suppliers. The permanent growth of our franchise network is enhancing its negotiation power with the suppliers. In addition, investments on logistics and distribution made by the Company in the midle of 2004 also derived in the reduction of such costs.

     The decrease of food, beverage and packaging costs in the year of 2003 as compared to 2002 is also attributable to successful long-term agreements with some suppliers. In addition, some products, which prices increased due to devaluation of Brazilian Real against the US Dollar in mid 2002, returned to their original cost due to the reversed exchange situation during 2003.

Payroll & Related Benefits

     As a percentage of net restaurant sales, store payroll and related benefits were (22.6%) for both years ended December 31, 2003 and 2004. For the year ended December 31, 2002 the percentage was (21.7%).

     Payroll costs increased during 2004 due to costs related to purchase of new uniforms, annual increases in salaries mandated by union-driven agreements and, as a consequence, social charges that are computed based on employees salaries.

     Despite of those increases, the growth of our revenues (mentioned above) did not require significant increase of number of store employees and accordingly, the payroll costs decreased as a percentage of restaurant sales, as a result of the optimization of our labor force.

     The increase from 2002 to 2003 is attributable the increase in the number of store supervisors, in order to improve the quality of our restaurant operations.

Restaurant Occupancy Costs and Other Expenses

     As a percentage of restaurant sales, restaurant occupancy costs and other expenses were (12.8%), (12.5%) and (13.3%) for the years ended December 31, 2004, 2003 and 2002, respectively.

     Similar to our labor force, the increase of our sales provoked on optimization of occupancy costs, especially for those locations which rent costs are fixed. However, there were increases in such rent obligations, derived from its contractual restatements, according to Brazilian inflation, currently at 12.4% per annum, that partially offset such decrease. In addition, during 2004 we open a new premium store with relevant rent cost.

     The decrease of occupancy costs in 2003 as compared to 2002 is mainly attributable to temporary and permanent reduction of the occupancy cost of some of our stores, as well as to the closing of one unprofitable store which had extremely high lease costs.

Contracted Services

     Expenses related to contracted services expressed as a percentage of net restaurant sales were approximately (12.7%), (13.1%) and (11.9%) for the twelve months ended December 31, 2004, 2003 and 2002, respectively.

     This decrease in percentage of net restaurant sales during 2004 is mainly attributable to the reduction obtained on some contracted services such as delivery, technology, maintenance and security for special events during 2004. The effect of those decreases was partially offset by expenses related to our call center, which operations started in December 2003, as well as increases in the costs of maintenance parts.

     The increase from 2002 to 2003 is mainly attributable to increases in utility costs, mainly electricity which rate has increased approximately 19% during 2003, as well as higher delivery costs. The effect of those increases was partially offset by reductions obtained on maintenance service contracts.

Other Store Cost and Expenses

     Other store cost and expenses expressed as a percentage of net restaurant sales were approximately (3.4%), (2.8%) and (2.9%) for the twelve months ended December 30, 2004, 2003 and 2002, respectively.

     The increase during 2004 is mainly attributable to the increase on the insurance costs, increase of consumption of material costs and higher traveling expenses due to new stores open away from the Company’s headquarters.

     Other store cost and expenses remained almost constant from 2002 to 2003.

FRANCHISE RESULTS

Net Franchise Royalty Fees

     Franchise income increased R$1,372 or 20.6% to R$8,035 for the year ended December 31, 2004, as compared to R$6,663 and R$4,904 for the years ended December 31, 2003 and 2002, respectively. These increases are mainly attributable to the growth of our franchised business from 245 points of sale as of December 31, 2002 to 280 as of December 31, 2003 to 325 as of December 31, 2004.

     In addition of royalty fees derived from a percentage on the sales of the stores operated by franchisees, the Company receives from franchisees:

(a)	initial fees are due at the signing of a new franchise contract and are accounted for as Other Income at the Consolidated Statements of Results

(b)	market funds which represent franchise contributions to finance corporate marketing investments and are accounted for as Market Income at the Consolidated Statements of Results.

Franchise Costs and Expenses

     Franchise cost and expenses expressed as a percentage of net restaurant sales were approximately (2.9%), (3.6%) and (1.8%) for the twelve months ended December 31, 2004, 2003 and 2002, respectively.

     The decrease observed during the twelve months ended December 31, 2004 as contrasted to the same period of 2003 is attributable to the optimization of the franchise expenses related to the growth of the franchise network, as well as a reduction on the number of employees dedicated to franchise operation.

     The increase observed in 2003 in comparison to 2002, is attributable to the growth of franchise network and to an improvement on our policy of following the operation of our franchisees: our supervisors responsible for franchised stores had increased the number of visits all around the Brazilian territory which, in turn, increased traveling expenses.

MARKETING, GENERAL AND ADMINISTRATIVE (EXPENSES) INCOME

Marketing (expenses) income

     As a percentage of net restaurant sales, marketing income (expenses) were approximately 0.5%, (1.1)% and (0.6%) for the twelve months ended December 31, 2004, 2003 and 2002, respectively.

     Marketing contributions are highly influenced by the performance of the franchisees stores, not only because it is a percentage of its gross sales but also because franchisees’ positive cash flow reduces non payment.

     Both in 2002 and 2003, the company exceed its marketing income by its marketing expenses, and so has used other sources of income to maintain the marketing expenses it believed necessary to its business. In 2004, the company has limited its marketing expenses in order to balance the funds it used before, but comparatively it has been increasing the total amount invested in marketing every year.

     The reversal from net marketing (expense) in 2003 to net marketing income in 2004 is mainly attributable to a higher level of marketing funds derived from the increase of franchisees from period to period, as well as an optimization of marketing investments.

     Advertising and publicity costs increased during the year ended December 31, 2003 as contrasted to 2002 due to higher expenses derived from more intensive promotional campaigns of new products on the Company’s menu. The year of 2003 had a worse Brazilian economic scenario which required stronger marketing actions.

General and Administrative Expenses

     As a percentage of restaurant sales, general and administrative expenses were approximately (10.7%), (10.8%) and (11.7%) for the twelve months ended December 31, 2004, 2003 and 2002, respectively.

     There were increases on administrative expenses observed in 2004 mainly attributable to increase on salaries and labor charges of our administrative personnel as well as increase on consultant fees regarding tax-planning services. In addition, a reduction of administrative personnel occurred during June 2004, derived extra expenses related to the legal obligations for employee dismissals. Those increases were in lower level than the increase on restaurant sales, result of an optimization of such expenses and, accordingly a percentage reduction from 2003 to 2004.

     The decrease observed on comparing the twelve month periods of 2003 and 2002 is mainly attributable to reductions or non-renewal of a great number of outsourced administrative services, such as payroll processing, legal, accounting and auditing services.

Other Operating Income (Expenses)

     Other operating income (expenses) expressed as a percentage of net restaurant sales were 1.8%, for the twelve months ended December 31, 2004, (0.6%) for the twelve months ended December 31, 2003 and (1.0%) for the same period ended December 31, 2002.

     Other operating income (expenses) are mainly comprised of the initial fees paid by our franchisees, as well as income derived from suppliers pursuant to terms of certain exclusivity agreements and non recurring income or expenses. The following table sets forth the breakdown of Other Operating Income (Expense):

	December 31,
	2004		2003		2002
Exclusivity and Rebate Agreements	R$	3,949	R$	2,503	R$	1,156
Income from properties leasing		226		156		162
Initial Fees		1,379		2,601		1,595
Uncollectable receivables		(2,243)		(2,025)		(1,721)
Reassessed tax and other tax adjustments		(632)		(2,155)		—
Accruals for contingencies		(117)		(370)		(1,366)
Preopening and other expenses		(549)		(1,045)		(433)

	R$	2,013	R$	(335)	R$	(607)

     The improvement of other operating income (expense) is due to a greater amount of rebates negotiated with suppliers during the twelve months of 2004, compared to the same period of 2003. In addition, 2003 was negatively impacted by non-recurring charges related to adjustments of the Company’s balance of its tax amnesty program.

     The positive effects of those rebates were partially offset by expenses related to an upgrade of the corporate computer system and by pre-opening expenses linked to relevant new store.

Depreciation and Amortization (Stores and Headquarters)

     As a percentage of restaurant sales, depreciation and amortization expense, (both store and headquarters) was approximately (5.2%), (5.5%) and (5.9%) for the years ended December 31, 2004, 2003 and 2002, respectively.

     The 2004 and 2003 decreases are attributable to the completion of depreciation upon some assets (mainly computers and leasehold improvements).

Impairment of Assets and Net Result of Assets Sold

     We usually review our fixed assets in accordance with SFAS 144, which requires that long-lived assets being disposed of be measured at the lower of carrying amount or fair value less cost to sell. As a consequence of such review, we recorded expenses in 2003 and 2002 derived by the adjustments to reach such appropriate fixed asset value.

     The higher figures observed in 2002 were due to fixed assets inventories held in the second and third quarters of 2002, as well as management’s decision to close 2 unprofitable outlets, which required us to take a significant write-off during the year ended December 31, 2002.

     During 2004, our review in accordance with SFAS 144, derived no charge to the income statement.

INTEREST INCOME (EXPENSES) AND FOREIGN EXCHANGE GAIN (LOSS)

Interest Expenses

     As a percentage of restaurant sales, net interest expense and foreign exchange gains and/or losses were approximately (4.8%), (5.0%) and (6.6%) for the years ended December 31, 2004, 2003 and 2002, respectively.

     Interest expenses increased for the twelve months ended December 31, 2004 as compared to the same period in 2003 due to the increase of overall interest rates in Brazil during 2004. However, the perception of such increase was diluted by the growth of restaurant sales.

     The percentage decrease for the twelve months ended December 31, 2003 as compared to the same period in 2002 is primarily attributable to reduction of the level of our bank indebtedness.

Foreign Exchange and Monetary Restatement Gain (Loss)

     As a percentage of net restaurant sales, net foreign exchange and monetary restatement gain and/or losses were approximately (0.4%), (0.7%) and (5.5%) for the twelve months ended December 31, 2004, 2003 and 2002, respectively.

     The decreases of foreign exchange losses during the period of 2003 is primarily attributable to the valuation of the Brazilian Real against the US Dollar during twelve month period ended December 31, 2003 as contrasted to a devaluation of the Brazilian Real against the US Dollar in the same period of 2002. The valuation of Brazilian Real continued during 2004, resulting in amounts even lower than those observed in 2003. Those effects of foreign exchange gain or losses are derived from the restatements of our obligations denominated in U.S. Dollars. The decrease of net losses during 2003 and 2004 is also attributable to the extinguishment of debts denominated in U.S. Dollars.

LIQUIDITY AND CAPITAL RESOURCES (Amounts in thousand of Brazilian reais)

     A) Introduction

     Since March 1996, we have funded our cumulative operating losses of R$63,131 and made acquisitions of businesses and capital improvements (including remodeling of our retail outlets) by using cash remaining at the closing of our acquisition of Venbo, by borrowing funds from various sources and from private placements of securities. As of December 31, 2004, we had cash on hand of R$1,717 and a working capital deficiency of R$5,235.

     For the year ended December 31, 2004, we had net cash provided by operating activities of R$1,703, net cash used in investing activities of R$1,614 and net cash provided by financing activities of R$590. Net cash used in investing activities was primarily the result of our investment in property and equipment to improve our retail operations. Net cash provided by financing activities was a result of our borrowings from financial institutions.

     For the year ended December 31, 2003, we had net cash used in operating activities of R$181, net cash used in investing activities of R$1,081 and net cash provided by financing activities of R$572. Net cash used in investing activities was primarily the result of our investment in property and equipment to improve our retail operations. Net cash provided by financing activities was a result of our borrowings from financial institutions and from related parties.

     Our earnings before interest, taxes, depreciation and amortization (EBITDA) were as follows:

	Year Ended December 31,
	2004		2003
NET INCOME (LOSS)	R$	601	R$	(4,118)
Interest expenses, Monetary and Foreign exchange loss		3,403		3,427
Income taxes		599		—
Depreciation and amortization		3,385		3,355

EBITDA	R$	7,988	R$	2,664

     Company disclose EBITDA because it has been used as a target in past Stockholders’ Agreements. EBITDA is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, either loss from operations or net loss as an indicator of operating performance or cash flows as a measure of liquidity, as determined in accordance with accounting principles generally accepted in the United States.

     B) Debt Obligation — financial institutions

     Our cash resources are currently used primarily to pay for the servicing costs on our debt obligations, which costs have increased significantly due to increased interest rates in Brazil charged on short-term debt and the devaluation of the Real against the U.S. Dollar. Our debt obligations as of December 31, 2004 were as follows:

	December 31,
	2004		2003
Revolving lines of credit (a)	R$	297	R$	2,933
Related party loans (b)		999		938
Mortgages payable (c)		2,867		—
Notes payable linked to fixed assets acquisition (d)		1,943		2,986
Leasing facilities (e)		1,267		—
Other notes payable		92		18

		7,465		6,875

Less: current portion		(5,976)		(5,155)

	R$	1,489	R$	1,720

     At December 31, 2004, future maturities of notes payable are as follows:

December 31,
2005	R$	5,976
2006		1,245
2007		235
2008		9

	R$	7,465

(a)	Due on demand from various Brazilian financial institutions with interest rates ranging from 34% to 40% per annum, and guaranteed by certain officers and receivables. Currently, the Company has approximately R$1,500 of unused credit line.

(b)	Credit facilities from related parties, including company and private individuals. Repayment of principal is indexed to IGP-M (currently at 12.4% per annum) with interest of 12.0% per annum. Those transactions were made at usual market value.

(c)	Comprised of credit facilities from two Brazilian private financial institutions, guaranteed by certain officers and receivables. Repayment of principal of one facility and the payment of interests of 36.9% per annum are due in 10 monthly installments (ending October 2005) of approximately R$115. Repayment of principal of the other facility is due in 12 monthly installments (ending December 2005) of approximately R$155. Interest of 34% per annum is due monthly in addition to principal repayment.

(d)	This credit facility was used to purchase two stores. Repayment of principal is due in 19 monthly installments of R$52 in addition of 2 annual installments of R$467, starting January, 2005, ending January 2006. There is no interest charged on these borrowings. Principal is indexed to Brazilian inflation measured by IGP-M. This facility is secured by the fixed assets purchased.

(e)	This amount is comprised of 10 different lease facilities with Brazilian private institutions:

•	8 of such facilities provide maximum borrowing of R$2,020 for the funding of trucks and other vehicle; payable in monthly installments together with interest with final payments due ranging from January 2005 to February 2008; secured by equipment under lease;

•	the remaining 2 facilities provide maximum borrowing of R$260 for the funding of truck equipment; one of such facility is payable in monthly installments together with interest totaling R$4 (final payment due on December, 2005) and the other facility is payable in monthly installments together with interest totaling R$3 (final payment due on December, 2007); both facilities are secured by equipment under lease;

     C) Debt Obligation — taxes

     During 1999, 2001 and beginning 2002 certain Brazilian State and Federal taxes levied on the Company were not paid. In addition during 2002, Brazilian Social Security Authorities applied penalties against the Company, by charging certain operating transactions not covered by the Company’s previous calculation of Social Security contributions. Those debts were renegotiated in different moments and with different levels of Brazilian Government.

     Since June 2002, the Company has paid all its current taxes on a timely basis. The tax debt evolution and their current status are summarized as follows:

     State tax

     Since the second quarter of 2000, the Company has been reaching a sequence of agreements with the Rio de Janeiro state government to parcel unpaid taxes.

     The last agreement with the Rio de Janeiro state government was settled during the third quarter of 2004, through which the Company sold one of its property in exchange of (a) a sum in cash; (b) the waiver of the balance of the unpaid state tax that were parceled according to previous agreements; (c) tax credits which compensated tax on revenues accounted for during the last quarter of 2004.

     During the last agreement a portion of the Company state tax liability was not recognized by the fiscal authorities and another portion is being recalculated by them. The consolidation of the remaining debt is not expected to be computed during 2005. Company estimates that both portions amounts to R$1,039 and fully accrued such amount as of December 31, 2004.

     During 2004, the Company paid approximately R$3,620 related to Rio de Janeiro state government agreements.

     Federal Taxes

     Concerning the unpaid Federal taxes and the Social Security penalties, the Company applied to join and was accepted into two subsequent amnesty programs offered by the Brazilian Federal government (REFIS during 1999 and PAES during 2003).

     The second amnesty program (PAES) included the balance of the previous Federal tax amnesty program (REFIS) and unpaid 2001 and 2002 federal tax, as well as the Social Security penalties. The total debt included in such program is being paid in monthly installments equivalent to 1.5% of the Company’s gross sales, with interest accruing at rates set by the Brazilian Federal government, currently 9.75% per year.

     All installments related to those programs have been paid on a timely basis.

     During 2004, the Company paid approximately R$1,357 related to such Brazilian Federal tax amnesty program.

     D) Debt Obligation — summary

     Considering all the above mentioned fiscal debts, we are required to pay restructured past-due Brazilian state taxes of approximately R$1,039 and federal taxes of approximately R$16,215.

     For the fiscal 2005, we expect to pay approximately R$1,339 pursuant to the federal tax amnesty program. We do not expect to have any payment regarding the state tax settlements during 2005, since the remaining balance is not expected to be consolidated by the tax authorities through that period.

     E) Other Obligations

     We have long-term contractual obligations in the form of operating lease obligations related to our owned and operated outlets.

     The future minimum lease payments under those obligations with an initial or remaining noncancelable lease terms in excess of one year at December 31, 2004 are as follows:

Fiscal Year
2005	R$	5,222
2006		4,580
2007		3,588
2008		2,874
2009		1,950
Thereafter		2,046

Total	R$	20,260

     Rent expense was R$6,199 for the year ended December 31, 2004.

     In the past, we have generated cash and obtained financing sufficient to meet our debt obligations. We plan to fund our current debt obligations mainly through cash provided by our operations, borrowings and capital raising.

     Our capital expenditures for fiscal 2004 were approximately R$1,600. We require capital primarily for the improvement of our owned and operated points of sale. Currently, four of our owned and operated retail outlets are located in facilities that we own and all of our other owned and operated retail outlets are located in leased facilities.

     Our average cost to open a retail outlet was approximately R$300 to R$500 including leasehold improvements, equipment and beginning inventory, as well as expenses for store design, site selection, lease negotiation, construction supervision and obtaining permits.

     We have estimated that our capital expenditures for fiscal 2005, which will be used to maintain and upgrade our current restaurant network as well to provide new investments on restaurant equipments, will be approximately R$4,456. We anticipate that the primary use of our cash resources during 2005 will be to service our debt obligations. During 2005, we intend to focus our efforts on expanding both the number of our franchisees and the number of our franchised retail outlets, neither of which are expected to require significant capital expenditures.

     As discussed above, we have contractual obligations in different forms. The following table summarizes our contractual obligations and financial commitments, as well as their aggregate maturities.

	Contractual
Fiscal Year	Leases	Fiscal Debt	Loans Payable	Total
2005	5,222	1,339	5,976	12,537
2006	4,580	2,018	1,245	7,843
2007	3,588	1,997	235	5,820
2008	2,874	1,488	9	4,371
2009	1,950	1,488		- 3,438
Thereafter	2,046	8,925		-10,971

Total	20,260	17,254	7,465	44,979

     Cash provided by operations along with our borrowing capacity and other sources of cash will be used to satisfy the obligations and our estimates for capital improvements, (including remodeling of our retail outlets.

     We plan to address our immediate and future cash flow needs to include focusing on a number of areas including:

•	the sale of certain of our owned and operated retail outlets;

•	the reduction of expenses, including reducing our per-store headcount expense by continuing to expand our operations while maintaining our current headcount;

•	the expansion of our franchisee base, which may be expected to generate additional cash flows from royalties and franchise fees without significant capital expenditures; and

•	the introduction of new programs and menu expansions to meet consumer needs and wishes; and

•	negotiation with suppliers in order to obtain significant rebates in long term supply contracts.

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

     We annually review our financial reporting and disclosure practices and accounting policies to ensure that they provide accurate and transparent information relative to the current economic and business environment. We believe that of our significant accounting policies (See the Notes to Consolidated Financial Statements or summary of significant accounting policies more fully described in pages F-10 through F-14 , the following involve a higher degree of judgement and/or complexity.

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

Long-Lived Assets

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

NEW ACCOUNTING STANDARDS

Inventory Cost

     In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs”. This statement requires that certain costs such as idle facility expense, excessive spoilage, double freight, and re-handling costs be recognized as current-period charges and that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of the statements shall be effective for inventory costs incurred during fiscal years beginning after June 15,2005. Adoption of this statement is not anticipated to have a significant impact on the Company’s financial condition, results of operations, or cash flows.

Share-Based Payment

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment”. This statement is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. This statement requires that the Company records compensation expense for stock options issued based on the estimated fair value of the options at the date of grant. This statement is effective as of the first interim period beginning after June 15, 2005. We currently are not required to record stock-based compensation charges if the employee’s stock option exercise price is equal to or exceeds the fair value of the stock at the date of grant. We have not yet determined what impact, if any, the proposed pronouncement would have on our financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

     We are not involved in any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

     We finance a portion of our operations by issuing debt and entering into bank credit facilities. These debt obligations expose us to market risks, including interest rate risk and foreign currency exchange risk. A portion of our purchase commitments are denominated in U.S. Dollars, while our operating revenues are denominated in Brazilian Reais. We have extinguished all of our debt denominated in US$ during 2003. Fluctuations in exchange rates between the Real and the U.S. Dollar expose us to significant foreign exchange risk. We attempt, when possible, to protect our revenues from foreign currency exchange risks by periodically adjusting our selling prices in Reais.

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

     See pages F-1 through F-24 comprising a portion of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Grant Thornton had a partnership with Trevisan, a highly respected Brazilian firm of independent auditors that came to an end in the middle of 2004. Trevisan made a new partnership with BDO and so, consolidated financial statements for the year ended December 31, 2004 were audited by the new auditors.

ITEM 9. A. CONTROLS AND PROCEDURES

     In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis, we have formalized our disclosure controls and procedures. Ricardo Figueiredo Bomeny, our principal executive and acting as our principal financial officer has reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of December 31, 2004. Based on such evaluation, Mr. Bomeny has concluded that, as of December 31, 2004, our disclosure controls and procedures were effective in timely alerting him to material information relating to us (and our consolidated subsidiaries) required to be included in our periodic SEC filings.

     There have been no significant changes in our internal controls or other factors that could significantly affect internal controls subsequent to the date of their evaluation.

ITEM 9. B. OTHER INFORMATION

     The 1997/2001 stockholders’ agreement between us and several stockholders was terminated on December 29th, 2004 and is no longer of any force or effect.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The items required by Part III, Item 10 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2005 Annual Meeting of Shareholders to be filed on or before April 30, 2005.

ITEM 11. EXECUTIVE COMPENSATION

     The items required by Part III, Item 11 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2005 Annual Meeting of Shareholders to be filed on or before April 30, 2005.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The items required by Part III, Item 12 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2005 Annual Meeting of Shareholders to be filed on or before April 30, 2005.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The items required by Part III, Item 13 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2005 Annual Meeting of Shareholders to be filed on or before April 30, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The items required by Part III, Item 14 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2005 Annual Meeting of Shareholders to be filed on or before April 30, 2005.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8 — K

     (a) Financial Statements and Financial Statement Schedules:

          (i) Financial Statements filed as a part of this Annual Report are listed on the “Index to Financial Statements” at page F-1 herein.

          (ii) Financial Statement Schedules

Brazil Fast Food Corp.
Schedule II — Valuation And Qualifying Accounts
Years Ended December 31, 2004, 2003 and 2002

	Balance at		Additions				Balance at
	Begininning		Charged to		Net		end of
Description	of year		Expenses		Write-off		year
	(Amounts in Thousand of Brazilian Reais)
Year ended December 31, 2004
Allowance for doubtful accounts	R$	2,094	R$	2,243	R$	(2,917)	R$	1,420
Deferred tax asset valuation allowance		14,530		—		(955)		13,575

Year ended December 31, 2003
Allowance for doubtful accounts	R$	1,893	R$	2,025	R$	(1,824)	R$	2,094
Deferred tax asset valuation allowance		15,295		—		(765)		14,530

Year ended December 31, 2002
Allowance for doubtful accounts	R$	1,969	R$	1,721	R$	(1,797)	R$	1,893
Deferred tax asset valuation allowance		9,174		6,121		—		15,295

     (b) Reports on Form 8-K

          None.

     (c) Exhibits

Exhibit Index	Description
3.1	Certificate of Incorporation of the Registrant, as amended (1)

3.2	By-laws of the Registrant (2)

10.1	Amended and Restated 1992 Stock Option Plan (2)

10.2
Capitalization and Administrative Restructuring Intentions Protocol dated May 15, 2002 by and among Brazil Fast Food Corp., Gustavo Figueredo Bomeny, CCC Emprendimentos e Participacoes Ltda., BigBurger Ltda., Jose Ricardo Bousquet Bomeny, Omar Carneiro da Cunha, Seaview Venture Group, Peter van Voorst Vader and Shampi Investments A.E.C. (3)

21.1	Subsidiaries of Registrant (4)

24.1*	Power of Attorney (comprises a portion of the signature page of this report)

31.1*	Certification by Ricardo Figueiredo Bomeny, Chief Executive Officer and Acting Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by Ricardo Figueiredo Bomeny, Chief Executive Officer and Acting Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

(1)	Filed as an exhibit to Registrant’s Registration Statement on Form S-1 (File No. 333-3754).

(2)	Filed as an exhibit to Registrant’s Registration Statement on Form S-1 (File No. 33-71368).

(3)	Filed as an exhibit to Registrant’s Current Report on Form 8-K, dated May 15, 2002

(4)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 0-23278).

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Rio de Janeiro, Federative Republic of Brazil, on the 15th day of April, 2005.

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated:

Date: April 15, 2005	/s/ Ricardo Figueiredo Bomeny
Ricardo Figueiredo Bomeny
Chief Executive Officer and Acting Chief Financial Officer

Date: April 15, 2005	/s/ Omar Carneiro da Cunha
Omar Carneiro da Cunha
Chairman of the Board

Date: April 15, 2005	/s/ Peter J.F. van Voorst Vader
Peter J.F. van Voorst Vader
Director

Date: April 15, 2005	/s/ Romulo Borges Fonseca
Romulo Borges Fonseca
Director

Date: April 15, 2005	/s/ José Ricardo Bousquet Bomeny
José Ricardo Bousquet Bomeny
Director

Date: April 15, 2005	/s/ Stephen J. Rose
Stephen J. Rose
Director

Date: April 15, 2005	/s/ Guillermo Hector Pisano
Guillermo Hector Pisano
Director

Date: April 15, 2005	/s/ Gustavo Figueiredo Bomeny
Gustavo Figueiredo Bomeny
Director

EXHIBIT INDEX

Exhibit Index	Description
3.1	Certificate of Incorporation of the Registrant, as amended (1)

3.2	By-laws of the Registrant (2)

10.1	Amended and Restated 1992 Stock Option Plan (2)

10.2
Capitalization and Administrative Restructuring Intentions Protocol dated May 15, 2002 by and among Brazil Fast Food Corp., Gustavo Figueredo Bomeny, CCC Emprendimentos e Participacoes Ltda., BigBurger Ltda., Jose Ricardo Bousquet Bomeny, Omar Carneiro da Cunha, Seaview Venture Group, Peter van Voorst Vader and Shampi Investments A.E.C. (3)

21.1	Subsidiaries of Registrant (4)

24.1*	Power of Attorney (comprises a portion of the signature page of this report)

31.1*	Certification by Ricardo Figueiredo Bomeny, Chief Executive Officer and Acting Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by Ricardo Figueiredo Bomeny, Chief Executive Officer and Acting Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

(1)	Filed as an exhibit to Registrant’s Registration Statement on Form S-1 (File No. 333-3754).

(2)	Filed as an exhibit to Registrant’s Registration Statement on Form S-1 (File No. 33-71368).

(3)	Filed as an exhibit to Registrant’s Current Report on Form 8-K, dated April 1, 2002.

(4)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 0-23278).

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

Page
Reports of independent registered public accounting firms	F-2 and F-3

Financial statements:

Consolidated balance sheets	F-4

Consolidated statements of operations	F-5

Consolidated statements of comprehensive income (loss)	F-6

Consolidated statements of changes in shareholders’ equity (deficit)	F-7

Consolidated statements of cash flows	F-8

Notes to consolidated financial statements	F-9 to F-26

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of
Brazil Fast Food Corp. and subsidiaries

We have audited the accompanying consolidated balance sheets of Brazil Fast Food Corp. and subsidiaries (a Delaware corporation) as of December 31, 2004, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financing reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financing reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brazil Fast Food Corp. and subsidiaries as of December 31, 2004 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The financial statements as of December 31, 2004 and for the year then ended have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, to the financial statements, the Company has suffered recurring losses and has a negative working capital and shareholders’ equity that raises substantial doubt about its ability to continue as a going concern. Additionally, there are some lawsuits that, although evaluated as remote probability of loss by the legal advisories, could result in cash losses to the Company which are not quantified and consequently not accrued. Management’s plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Rio de Janeiro, Brazil
March 31, 2005

Trevisan Auditores Independentes

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of
Brazil Fast Food Corp. and subsidiary

We have audited the accompanying consolidated balance sheets of Brazil Fast Food Corp. and subsidiary (a Delaware corporation) as of December 31, 2003, and the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brazil Fast Food Corp. and subsidiary as of December 31, 2003 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

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

Rio de Janeiro, Brazil
March 20, 2004

Grant Thornton Auditores Independentes

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands of Brazilian Reais, except share amounts)

	December 31,
	2004		2003

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	R$	1,717	R$	1,063
Inventories		2,366		1,596
Accounts receivable Clients		1,820		847
Franchisees		5,690		6,442
Allowance for doubtful accounts		(1,420)		(2,094)
Advances and prepaid expenses		874		966
Other current assets		1,166		457

TOTAL CURRENT ASSETS		12,213		9,277

PROPERTY AND EQUIPMENT, NET		16,142		16,505

DEFERRED CHARGES, NET		6,307		7,283

OTHER RECEIVABLES AND OTHER ASSETS		3,197		2,740

TOTAL ASSETS	R$	37,859	R$	35,805

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Current portion of notes payable	R$	5,976	R$	5,155
Accounts payable and accrued expenses		6,104		5,600
Payroll and related accruals		1,956		1,584
Income taxes accruals		343		—
Taxes, other than income taxes		768		702
Deferred income		784		511
Current portion of reassessed taxes		1,339		1,607
Other current liabilities		178		—

TOTAL CURRENT LIABILITIES		17,448		15,159

NOTES PAYABLE, less current portion		1,489		1,720

DEFERRED INCOME, less current portion		2,628		1,848

CONTINGENCIES AND REASSESSED TAXES, less current portion (note 12)		20,457		22,030

OTHER LIABILITIES		29		151

TOTAL LIABILITIES		42,051		40,908

SHAREHOLDERS’ EQUITY (DEFICIENCY):
Preferred stock, $.01 par value, 5,000 shares authorized; no shares issued		—		—
Common stock, $.0001 par value, 12,500,000 shares authorized; 8,102,177 and 7,806,540 shares issued and outstanding		1		1
Additional paid-in capital		59,865		59,530
Accumulated Deficit		(63,131)		(63,732)
Accumulated comprehensive loss		(927)		(902)

TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)		(4,192)		(5,103)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	R$	37,859	R$	35,805

The accompanying notes are an integral part of the consolidated financial statements.

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands of Brazilian Reais, except share amounts)

	Year Ended December 31,
	2004		2003		2002
STORE RESULTS

Net Restaurant Sales	R$	65,338	R$	60,466	R$	63,465
Store Costs and Expenses
Food, Beverage and Packaging		(24,728)		(23,754)		(25,333)
Payroll & Related Benefits		(14,778)		(13,688)		(13,802)
Restaurant Occupancy		(8,348)		(7,569)		(8,417)
Contracted Services		(8,324)		(7,950)		(7,529)
Depreciation and Amortization		(2,225)		(2,651)		(3,017)
Other Store Costs and Expenses		(2,250)		(1,684)		(1,828)

Total Store Costs and Expenses		(60,653)		(57,296)		(59,926)

STORE OPERATING INCOME		4,685		3,170		3,539

FRANCHISE RESULTS

Net Franchise Royalty Fees	R$	8,035	R$	6,663	R$	4,904
Franchise Costs and Expenses		(1,916)		(2,150)		(1,166)

FRANCHISE OPERATING INCOME		6,119		4,513		3,738

MARKETING, GENERAL AND ADMINISTRATIVE (EXPENSES) INCOME

Marketing (Expenses) Income		342		(659)		(375)
Administrative Expenses		(7,828)		(6,520)		(7,434)
Other Operating Income (Expenses)		2,013		(335)		(607)
Depreciation and Amortization		(1,160)		(704)		(756)
Net result of assets sold		432		48		(287)
Impairment of assets		—		(204)		(1,374)

Total Marketing, G & A (Expenses) Income		(6,201)		(8,374)		(10,833)

OPERATING INCOME (LOSS)		4,603		(691)		(3,556)

Interest Expenses		(3,151)		(3,017)		(4,174)
Foreign Exchange and Monetary Restatement Loss		(252)		(410)		(3,480)

NET INCOME (LOSS) BEFORE INCOME TAXES		1,200		(4,118)		(11,210)

Income taxes		(599)		—		—

NET INCOME (LOSS)	R$	601	R$	(4,118)	R$	(11,210)

NET INCOME (LOSS) PER COMMON SHARE
BASIC AND DILUTED	R$	0.08	R$	(0.55)	R$	(1.96)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC AND DILUTED		7,970,473		7,552,363		5,707,957

The accompanying notes are an integral part of the consolidated financial statements.

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands of Brazilian Reais)

	Year Ended December 31,
	2004		2003		2002
Net Income (Loss)	R$	601	R$	(4,118)	R$	(11,210)
Other comprehensive income (loss):
Foreign currency translation adjustment		(25)		292		(473)

Comprehensive Income (Loss)	R$	576	R$	(3,826)	R$	(11,683)

The accompanying notes are an integral part of the consolidated financial statements.

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
(In thousands of Brazilian Reais)

	Common Stock			Additional				Accumulated
				Paid-In		Accumulated		Comprehensive
	Shares	Par Value		Capital		Deficit		Loss		Total
Balance, December 31, 2001	3,722,790	R$	1	R$	50,341	R$	(48,404)	R$	(721)	R$	1,217

Private placement	3,700,000				8,829						8,829

Shares granted	120,000				127						127

Net loss	—		—		—		(11,210)		—		(11,210)

Cumulative translation adjustment	—		—		—		—		(473)		(473)

Balance, December 31, 2002	7,542,790	R$	1	R$	59,297	R$	(59,614)	R$	(1,194)	R$	(1,510)

Exercise of options	23,750		—		14		—		—		14

Shares in exchange of services	240,000				219						219

Net loss	—		—		—		(4,118)		—		(4,118)

Cumulative translation adjustment	—		—		—		—		292		292

Balance, December 31, 2003	7,806,540	R$	1	R$	59,530	R$	(63,732)	R$	(902)	R$	(5,103)

Shares in exchange of services	260,000				299						299

Shares granted to Venbo Employees and share adjustment (see note 13)	35,637				36						36

Net Income	—		—		—		601		—		601

Cumulative translation adjustment	—		—		—		—		(25)		(25)

Balance, December 31, 2004	8,102,177	R$	1	R$	59,865	R$	(63,131)	R$	(927)	R$	(4,192)

The accompanying notes are an integral part of the consolidated financial statements.

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of Brazilian Reais)

	Year Ended December 31,
	2004		2003		2002
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income (loss)	R$	601	R$	(4,118)	R$	(11,210)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:

Depreciation and amortization		3,385		3,355		3,773
(Gain) Loss on assets sold and impairment of assets		(432)		156		1,661
Accrued reassessed tax		—		2,045		—
Expense accounted for on grant of shares		36		—		127
Expense paid through issuance of equity		299		118		111

Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable		(895)		(1,041)		1,280
Inventories		(770)		(60)		(612)
Prepaid expenses and other current assets		92		(329)		(17)
Other assets		(1,166)		(117)		(388)
(Decrease) increase in:
Accounts payable and accrued expenses		504		305		(2,062)
Payroll and related accruals		372		(1,061)		959
Taxes		409		(453)		724
Other liabilities		(1,785)		1,059		3,301
Deferred income		1,053		(40)		(636)

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES		1,703		(181)		(2,989)

CASH FLOW FROM INVESTING ACTIVITIES:
Additions to property and equipment		(3,354)		(2,503)		(1,364)
Leased Assets		(2,017)		—		—
Proceeds from sale of property, equipment and deferred charges		3,757		1,422		631

CASH FLOWS (USED IN) INVESTING ACTIVITIES		(1,614)		(1,081)		(733)

CASH FLOW FROM FINANCING ACTIVITIES:
Net Borrowings (Repayments) under lines of credit		(1,427)		558		(5,440)
Proceeds for leased assets		2,017		—		—
Proceeds from issuance of shares of common stock		—		14		8,829

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES		590		572		3,389

EFFECT OF FOREIGN EXCHANGE RATE		(25)		292		(473)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		654		(398)		(806)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR		1,063		1,461		2,267

CASH AND CASH EQUIVALENTS AT END OF YEAR	R$	1,717	R$	1,063	R$	1,461

The accompanying notes are an integral part of the consolidated financial statements.

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
(In thousands of Brazilian reais)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND OPERATIONS

Brazil Fast Food Corp. (the “Company”) was incorporated in the State of Delaware on September 16, 1992. During 1996, the Company acquired (the “Acquisition”)100% of the capital of Venbo Comercio de Alimentos Ltda. (“Venbo”), a Brazilian limited liability company which conducts business under the trade name “Bob’s”, owns and, directly and through franchisees, operates a chain of hamburger fast food restaurants in Brazil.

During the second half of 2004, Venbo established, in an association with a Brazilian individual (“Associate”), a new company, Suprilog Transportadora Ltda (“Suprilog”). Suprilog renders transportation services at usual market value to Venbo, to Bob’s franchisees and to other Brazilian companies. At the time of its constitution, Venbo paid in 90% of Suprilog’s Capital and the remaining 10% would be paid in by the Associate in no later than a year. As of December 31, 2004, the Associate had not capitalized his share. In the beginning of 2005, the associate reach an agreement with Venbo, by which he left the joint venture and Venbo became wholly-owner of Suprilog.

Suprilog’s financial statements are being entirely consolidated in the accompanying financial statements.

2.	MANAGEMENT PLANS REGARDING GOING CONCERN

Since March 1996, the Company has sustained net losses totaling R$63,131, and at December 31, 2004, consolidated current liabilities exceed consolidated current assets by R$5,235.

To date, the Company has been dependent upon its initial capital, additional equity and debt financing to fund the expansion of its operations. Currently, the Company has approximately R$1,500 of unused credit line.

During 2002, the Company received net proceeds in the amount of R$8,829 derived from two private placements (see note 13) which were used to reduce its debt, including debt with private individuals, debt with financial institutions in Brazil, and past due accounts payable with suppliers and others (see note 12).

Management plans to address its immediate and future cash flow needs by focusing on a number of areas including: the continued sale of non-profitable company-owned stores; reduction of expenses including headcount optimization; the continued expansion of its franchisee base, which will generate additional cash flows from royalties and franchise fees without significant capital expenditure; the menu expansion to meet customer demand, development of intensive training programs and other human resources investments. In order to act on these plans and sustain current operations, the Company is dependent upon the continued forbearance of its creditors, as well as additional financing.

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

The Acquisition’s Purchase Agreement stated that Venbo’s former owner (“VENDEX”) would be responsible for off-balance liabilities derived from Venbo’s transactions prior to the Acquisition, up to 5% of the purchasing price. Through 1997 to date, the Company has been receiving some communications from the Brazilian fiscal authorities related to the period prior to the Acquisition. Those communications are always sent to Vendex and its attorneys. During the last months of 2004, the Company received several communications of possible tax debts which amounts may exceed the above mentioned limit. All demands are being defended by VENDEX attorneys, however the Company can not predict if their outcome will result in liabilities that will reach the Company ´s financial position.

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

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned (directly and indirectly) subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

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

Accounts receivable

Accounts receivable consist primarily of receivables from food sales, franchise royalties and assets sold to franchisees. The Company records a provision for doubtful receivables to allow for any amounts which may be unrecoverable and is based upon an analysis of the Company’s prior collection experience, customer credit worthiness, and current economic trends. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

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

Property and equipment

Property and equipment are stated at price-level adjusted cost, less price-level adjusted accumulated depreciation through June 30, 1997. Depreciation on property and equipment is provided using the straight-line method over the following estimated useful lives of the related assets:

Years
Buildings and building improvements	50
Leasehold improvements	4 - 5
Machinery and equipment	10-15
Furniture and fixtures	10-15
Vehicles	5-13

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

Amounts received from the Coca-Cola exclusivity agreements (see note 12) as well as amounts received from other suppliers linked to exclusivity agreements are recorded as deferred income and are being recognized on a straight line basis over the term of such agreements or the related supply agreement. The Company accounts for other supplier exclusivity fees on a straight-line basis over the related supply agreement.

Advertising expense

The Company expenses advertising costs as incurred. Advertising expense was R$5,130, R$4,168 and R$2,958 for the years ended December 31, 2004, 2003 and 2002, respectively.

Stock option

The Company accounts for awards granted to employees and directors under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, under which no compensation cost has been recognized for stock options granted. Had compensation costs of these stock options been determined consistent with SFAS No. 123 “Accounting for Stock Based Compensation”, the Company’s net income (loss) and income (loss) per share would have been the following pro forma amounts:

	2004	2003	2002
Net income (loss) as reported	601	(4,118)	(11,210)
Stock compensation	(449)	(484)	(505)
Net income (loss) pro forma	152	(4,602)	(11,715)
Net income (loss) per share, as reported	0.08	(0.55)	(1.96)
Net income (loss) per share, pro forma	0.03	(0.61)	(2.05)

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

All transactions with individuals other than those considered employees, as set forth within the scope of APB No. 25, must be accounted for under the provisions of SFAS No. 123. During 2004, 2003 and 2002, no options were granted to outside consultants.

The weighted average fair values of options granted to the Board of Directors during 2003, and 2002 were $.31, and $.21, respectively. During 2004 there were no options granted to any member of the Board of Directors.

The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following weighted average assumptions used for grants in 2003 and 2002: (1) risk-free interest rate of 5.00%; (2) no expected dividend yield; (3) expected lives of 5 years; and (4) expected stock price volatility of 334% and 242%, respectively.

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

Net income (loss) per common share

The Company applies SFAS No. 128, in the calculation of earnings per share. Under this standard, Basic EPS is computed based on weighted average shares outstanding and excludes any potential dilution; Diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock. There were no common share equivalents outstanding as of December 31, 2004, 2003 and 2002 that would have had a dilutive effect on earnings for those respective years.

Recently issued accounting standards

Inventory Cost
In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs”. This statement requires that certain costs such as idle facility expense, excessive spoilage, double freight, and re-handling costs be recognized as current-period charges and that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of the statements shall be effective for inventory costs incurred during fiscal years beginning after June 15,2005. Adoption of this statement is not anticipated to have a significant impact on the Company’s financial condition, results of operations, or cash flows.

Share-Based Payment

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment”. This statement is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. This statement requires that the Company records compensation expense for stock options issued based on the estimated fair value of the options at the date of grant. This statement is effective as of the first interim period beginning after June 15, 2005. We currently are not required to record stock-based compensation charges if the employee’s stock option exercise price is equal to or exceeds the fair value of the stock at the date of grant. We have not yet determined what impact, if any, the proposed pronouncement would have on our financial statements.

Reclassifications

The consolidated financial statements for the years ended December 31, 2003 and 2002 have been reclassified to conform with the current year presentation.

5.	OTHER CURRENT ASSETS, OTHER RECEIVABLES AND OTHER ASSETS

Other assets consist of the following:

Other current assets:

	December 31,
	2004		2003
Witholding taxes	R$	116	R$	99
Receivables from suppliers — exclusivity and rebates (a)		810		349
Receivables from franchisees (b)		222		—
Other current receivables		18		9

	R$	1,166	R$	457

Other receivable and other assets:

	December 31,
	2004		2003
Receivables from franchisees — assets sold (c)	R$	494		740
Judicial deposits (d)		2,703		2,000

	R$	3,197	R$	2,740

(a)	Receivables derived from both exclusivity and rebates agreements with the Company’s suppliers;

(b)	Short term receivables from franchisees developed from rights other than royalties and sale of assets;

(c)	Long term portion of receivables derived from selling of restaurants to franchisees;

(d)	Deposits required by Brazilian court in connection to some of legal disputes, also discussed at note 12;

6.	PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	December 31,
	2004		2003
Land	R$	2,322	R$	2,828
Buildings and building improvements		2,835		4,670
Leasehold improvements		5,683		5,530
Machinery, equipment and software		13,147		12,981
Furniture and fixtures		2,378		2,314
Assets under capitalized leases		6,142		3,641
Vehicles		585		441

		33,092		32,405

Less: Accumulated depreciation and amortization		(16,950)		(15,900)

	R$	16,142	R$	16,505

During the third quarter of 2004, the Company sold one of its properties to the Rio de Janeiro state government in exchange of a sum in cash and tax credits (see note 12).

Also during the third quarter of 2004, the Company acquired the rights of leasing agreements related to trucks and truck equipments in order to establish Venbo’s subsidiary, Suprilog (see note 1).

7.	DEFERRED CHARGES, NET

Deferred charges consists of the following:

	December 31,
	2004		2003
Leasehold premiums	R$	10,330	R$	11,123
Less: accumulated amortization		(4,023)		(3,840)

	R$	6,307	R$	7,283

During 2004, the Company wrote down leasehold premiums related to stores which were either closed or sold to franchisees.

8.	NOTES PAYABLE

Notes payable consists of the following:

	December 31,
	2004		2003
Revolving lines of credit (a)	R$	297	R$	2,933
Related party loans (b)		999		938
Mortgages payable (c)		2,867		—
Notes payable linked to fixed assets acquisition (d)		1,943		2,986
Leasing facilities (e)		1,267		—
Other notes payable		92		18

		7,465		6,875

Less: current portion		(5,976)		(5,155)

	R$	1,489	R$	1,720

At December 31, 2004, future maturities of notes payable are as follows:

December 31,
2005	R$	5,976
2006		1,245
2007		235
2008		9

	R$	7,465

(a)	Due on demand from various Brazilian financial institutions with interest rates ranging from 34% to 40% per annum, and guaranteed by certain officers and receivables. Currently, the Company has approximately R$1,500 of unused credit line.

(b)	Credit facilities from related parties, including company and private individuals. Repayment of principal is indexed to IGP-M (currently at 12.4% per annum) with interest of 12.0% per annum. Those transactions were made at usual market value.

(c)	Comprised of credit facilities from two Brazilian private financial institutions, guaranteed by certain officers and receivables. Repayment of principal of one facility and the payment of interests of 36.9% per annum are due in 10 monthly installments (ending October 2005) of approximately R$115. Repayment of principal of the other facility is due in 12 monthly installments (ending December 2005) of approximately R$155. Interest of 34% per annum is due monthly in addition to principal repayment.

(d)	This credit facility was used to purchase two stores. Repayment of principal is due in 19 monthly installments of R$52 in addition of 2 annual installments of R$467, starting January, 2005, ending January 2006. There is no interest charged on these borrowings. Principal is indexed to Brazilian inflation measured by IGP-M. This facility is secured by the fixed assets purchased.

(e)	This amount is comprised of 10 different lease facilities with Brazilian private institutions:

•	8 of such facilities provide maximum borrowing of R$2,020 for the funding of trucks and other vehicle; payable in monthly installments together with interest with final payments due ranging from January 2005 to February 2008; secured by equipment under lease;

•	the remaining 2 facilities provide maximum borrowing of R$260 for the funding of truck equipment; one of such facility is payable in monthly installments together with interest totaling R$4 (final payment due on December, 2005) and the other facility is payable in monthly installments together with interest totaling R$3 (final payment due on December, 2007); both facilities are secured by equipment under lease;

The carrying amount of notes payable approximates fair value at December 31, 2004 and 2003 because they are at market interest rates.

9.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31,
	2004		2003
Suppliers	R$	3,777	R$	3,393
Rent payable		776		725
Outsourcing fees		417		431
Accrued utilities		316		280
Accrued maintenance		162		72
Accrued advertising		231		364
Audit services		88		103
Other accrued liabilities		337		232

	R$	6,104	R$	5,600

10.	CASH FLOW INFORMATION

Supplemental Disclosure of Cash Flow Information:

(i) Interest and income tax:

	Year ended December 31,
	2004		2003		2002
Interest paid	R$	948	R$	471	R$	1,497
Income taxes paid	R$	224	R$	—	R$	—

11.	TAXATION

Tax losses through December 31, 2004 relating to income tax were R$43,278 and to social contribution tax were R$44,176. Social contribution tax is a Brazilian tax levied on taxable income and is by its nature comparable to corporate income tax. At the date of Acquisition, Venbo had R$5,512 of tax loss carryforwards.

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

The following is a reconciliation of the amount of reported income tax benefit and the amount computed by applying the combined statutory tax rate of 34% to the loss before income taxes:

	December 31,
	2004		2003		2002

Tax (expense) income at the combined statutory rate	R$	(408)	R$	1,400	R$	3,811
Current income tax offset by accumulated tax loss credits		234
Combined statutory rate applied to differences between taxable results Brazil and reported results		(425)		(1,377)		(1,763)

Tax (expense) income for the year		(599)		23		2,048
Valuation allowances recorded against net deferred tax assets		—		(23)		(2,048)

Income tax (expense) income as reported in the accompanying consolidated statement of operations	R$	(599)	R$	—	R$	—

Differences between taxable results in Brazil and reported results are primarily due to differences between Brazilian GAAP and U.S. GAAP.

The following summarizes the composition of deferred tax assets and liabilities and the related valuation allowance at December 31, 2004 and 2003, based on temporary differences and tax loss carryforwards determined by applying rates of 9% for social contribution tax and 25% for income tax.

	December 31,
	2004		2003
Deferred tax assets:
Tax loss carry forward	R$	14,796	R$	15,031
Provision for contingencies		436		274
Property and equipment		—		907

Total deferred tax assets		15,232		16,212

Deferred tax liabilities:
Property and equipment		142		—
Deferred charges		1,515		1,682

Total deferred tax liabilities		1,657		1,682

Net deferred tax asset		13,575		14,530

Valuation allowance		(13,575)		(14,530)

	R$	—	R$	—

The valuation allowance reflects the Company’s assessment of the likelihood of realizing the net deferred tax assets in view of current operations and the Company’s recurring consolidated net losses.

12.	COMMITMENTS AND LITIGATION

a) Operating leases

The future minimum lease payments under operating leases with an initial or remaining noncancelable lease terms in excess of one year at December 31, 2004 are as follows:

Fiscal Year		Amount
2005	R$	5,222
2006		4,580
2007		3,588
2008		2,874
2009		1,950
Thereafter		2,046

Total	R$	20,260

Rent expense was R$6,199, R$5,492, and R$5,609 for the years ended December 31, 2004, 2003, and 2002, respectively.

b) Other commitments

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

c) Reassessed taxes and Contingencies

Reassessed taxes

During 1999, 2001 and beginning 2002 certain Brazilian State and Federal taxes levied on the Company were not paid. In addition during 2002, Brazilian Social Security Authorities applied penalties against the Company, by charging certain operating transactions not covered by the Company’s previous calculation of Social Security contributions. Those debts were renegotiated in different moments and with different levels of Brazilian Government.

Since June 2002, the Company has paid all its current taxes on a timely basis. The tax debt evolution and their current status are summarized as follows:

•	State tax – value added

Since the second quarter of 2000, the Company has been reaching a sequence of agreements with the Rio de Janeiro state government to make installments on those unpaid taxes.

The last agreement with the Rio de Janeiro state government was settled during the third quarter of 2004, through which the Company sold one of its property in exchange of (a) a sum in cash; (b) the waiver of the balance of the unpaid state tax that were parceled according to previous agreements; (c) tax credits which compensated tax on revenues accounted for during the last quarter of 2004.

During the last agreement, a portion of the Company state tax liability was not recognized by the fiscal authorities and another portion is being recalculated by them. The consolidation of the remaining debt is not expected to be computed during 2005, and accordingly the Company accrued both portions, according to its estimates, as a long term liability.

During 2004, the Company paid approximately R$3,620 related to Rio de Janeiro state government agreements.

•	Federal taxes — PAES
Concerning the unpaid Federal taxes and the Social Security penalties, the Company applied to join and was accepted into two subsequent amnesty programs offered by the Brazilian Federal government (REFIS during 1999 and PAES during 2003).

The second amnesty program (PAES) included the balance of the previous Federal tax amnesty program (REFIS) and unpaid 2001 and 2002 federal tax, as well as the Social Security penalties. The total debt included in such program is being paid in monthly installments equivalent to 1.5% of the Company’s gross sales, with interest accruing at rates set by the Brazilian Federal government, currently 9.75% per year.

All installments related to those programs have been paid on a timely basis.

During 2004, the Company paid approximately R$1,357 related to such Brazilian Federal tax amnesty program (see note 2).

Recently, the Company compared its remaining debt regarding PAES (see note 12) with statements provided by the Brazilian Federal Government. Those statements report that Company’s total debt would be greater than the figures in the Company’s balance sheet in the amount of approximately R$4,853. During March, 2005, the Company filed a formal request with the Brazilian Federal Authorities, claiming to have its total debt reviewed. Such request, reconciles the amounts the Company had accrued as of December 31, 2004 to the amounts reported in the official statement at the same period. Although the Company and its legal advisors believe that the amounts accrued by the Company are correct, there is no assurance that the outcome of this situation will derive further liability to the Company.

Contingencies

•	Leasing litigation

During 2001, the Company claimed in Brazilian court that their lease financing contracts with IBM Leasing should not have their principal amounts indexed to the US dollar, but instead stated in Brazilian Reais bearing interest of 12% per annum. While awaiting the court’s determination, the Company has deposited all installment payments due under its lease financing agreements with the court in reais, inclusive of 12% per annum interest. The installment payments ceased on November, 2002, the end of the contract term. Despite the Company’s claim that it owes the lower amounts, the Company has accrued the full contracted amounts as of December 31, 2004.

•	ISS tax litigation

ISS is a tax charged by Brazilian cities on services rendered by Brazilian companies.

None of the Company’s revenues were subject to such tax until 2003. However, in the beginning of 2004 a new ISS legislation has been implemented and according to it, royalty fees should be included on the basis of ISS calculation.

The Company’s Management is claiming in court that royalty fees should not be considered as a service rendered and therefore should not be taxed by ISS.

While awaiting the court’s determination, the Company is depositing monthly with the court the amount claimed by ISS. In addition, the Company has accrued the claimed amounts as of December 31, 2004.

Liabilities related to tax amnesty programs and litigation consist of the following:

	December 31,
	2004						2003
					Long						Long
	Total		Current		Term		Total		Current		Term
	Liability		Liability		Liability		Liability		Liability		Liability
Reassessed taxes
State tax (value-added)		1,039		—		1,039		4,515		892		3,623
Federal taxes (PAES)		16,215		1,339		14,876		15,050		715		14,335

Contingencies
Leasing litigation		3,144		—		3,144		3,144		—		3,144
ISS tax litigation		446		—		446		—		—		—
Other litigations		952		—		952		928		—		928

TOTAL	R$	21,796	R$	1,339	R$	20,457	R$	23,637	R$	1,607	R$	22,030

13.	SHAREHOLDERS’ EQUITY

Preferred stock

The Board of Directors of the Company is empowered, without shareholder approval, to issue up to 5,000 shares of “blank check” preferred stock (the “Preferred Stock”) with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of the Company’s common stock. As of December 31, 2004, no Preferred Stock had been issued.

Private placements

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

On December 20, 2004, Bigburger Ltda. and CCC Empreendimentos e Participações Ltda.completed a total buyout of AIG Latin America Equity Partners’ 375,000 share position in Brazil Fast Food. This buyout nullifies the pre-existing shareholders agreements, which granted AIG certain rights over Brazil Fast Food’s administration, and increases the collective share of Bigburger and CCC in Brazil Fast Food by about five percent to approximately 60 percent of the Company’s common stock.

Services provided in exchange of common shares

In May, 2002 the Company entered into an agreement requiring the Company to retain the services of either Ricardo Bomeny, or an entity of which he is a principal, to manage the Company’s subsidiary day-to-day operations for a term of two years. For such services the consultant will receive 20,000 shares of the Company`s common stock for each of the first twelve months of such two-year term, a sum in cash for the second twelve months and an additional 260,000 shares at the end of the two-year term conditioned upon the attainment of specified targets.

In May, 2004, Ricardo Bomeny requested CCC Empreendimentos e Participações to receive 250,000 shares of the additional 260,000 shares due to him.

During 2004 the Company charged R$283 (R$118 in 2003 and R$111 in 2002) to operating results related to those services. Such amounts are a result of number of shares owed on accrual basis until December 31, 2002, multiplied by their average fair value.

Also in connection with those services, in 2004 and 2003 260,000 and 240,000 shares of common stock were incorporated to Additional Paid in Capital, respectively.

Severance agreement

In October, 2002, the Company granted 120,000 shares to Mr. Peter Van Voorst Vader as a severance payment for leaving the presidency of Venbo. Exemption from registration under the Securities Act of 1933, as amended, was claimed for this issuance in reliance upon the exemption afforded by Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering. During 2002, the Company charged R$127 to operating results related to such severance agreement. Such amount is a result of number of shares granted, multiplied by their fair value.

Shares granted to Venbo employees and shares adjustments

During 2001, the board of Directors approved a grant of 35,000 shares to Venbo top management. This grant of share has not been accounted for during that year, and at December 31, 2004 the company adjusted its common stock to reflect such transaction. Correspondingly, at December 31, 2004 the Company charged R$36 to operating results related to those grant of shares. Such amount is a result of number of shares granted, multiplied by their fair value.

In addition, during 2004, the Company adjusted its number of shares stated at Consolidated statements of changes in shareholders’ equity (deficiency) in a total of 637 shares. Such adjustment corrected a miscalculation for the Company’s reversal split of shares accounted for during 1999.

Stock repurchase plan

During 2004, the Company’s Board of Directors and a majority of the shareholders of the Company approved the stock repurchase plan under which the Company may repurchase as many as 200,000 shares of Brazil Fast Food common stock in the future.

As of December 31, 2004 there were no repurchase of Company’s common stock, under such plan.

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

There were no options canceled or exercised during the twelve months ended December 31, 2004, under the Company’s Stock Option Plan.

Under the Company’s Stock Option Plan, options to purchase a total of 49,375 shares have expired during the twelve months ended December 31, 2004.

Vesting terms of the options range from immediately vesting of all options to a ratable vesting period of 3 years. Option activity for the years ended December 31, 2004, 2003 and 2002 is summarized as follows:

	2004		2003		2002
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Options outstanding at beginning of year	570,625	$1.76	590,000	$2.35	564,437	$2.29
Granted	—	—	32,500	0.32	175,250	1.25
Exercised	—	—	(23,750)	0.19	—	—
Expired	(49,375)	2.78	(28,125)	2.45	(25,937)	2.45
Canceled	—	—	—	—	(123,750)	2.18

Options outstanding at December 31,	521,250	$1.86	570,625	$1.76	590,000	$2.35
Options exercisable at December 31,	521,250	$1.86	558,125	$1.77	555,000	$2.43

The options outstanding at December 31, 2004, range in price from $.21 per share to $2.45 per share and have a weighted average remaining contractual life of 1.84 year.

14.	OTHER INCOME (EXPENSES)

Other income (expenses) consist of the following:

	December 31,
	2004		2003		2002
Exclusivity and Rebate Agreements	R$	3,949	R$	2,503	R$	1,156
Income from properties leasing		226		156		162
Initial Fees		1,379		2,601		1,595
Uncollectable receivables		(2,243)		(2,025)		(1,721)
Reassessed tax and other tax adjustments		(632)		(2,155)		—
Accruals for contingencies		(117)		(370)		(1,366)
Preopening and other expenses		(549)		(1,045)		(433)

	R$	2,013	R$	(335)	R$	(607)

15.	TRANSACTIONS WITH RELATED PARTIES

Among all 325 franchised stores, 14 stores are franchised with CCC Empreendimentos Ltda. and 23 stores are franchised with Big Buger Ltda (or affiliate). Both enterprises are Company’s shareholders. All franchise transactions with those related parties are made at usual market value and at December 31, 2004 the Company account receivables included R$367(R$383 in 2003) related to them.

16.	SELECTED QUARTERLY FINANCIAL DATA

	2004
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Amounts in Thousands of Brazilian Reais, except shares
	and income (loss) per share)
Net Restaurant Sales	16,154	15,697	15,082	18,405
Net Franchise Royalty Fees	1,870	1,753	1,917	2,495
Operating income (loss)	2,198	28	557	1,820
Net income (loss)	1,040	(447)	110	(102)
Basic and diluted income (loss) per share	0.13	(0.06)	0.01	(0.02)
Weighted average common shares outstanding	7,806,540	7,936,540	8,066,540	8,066,936

	2003
Net Restaurant Sales	15,447	13,902	14,393	16,724
Net Franchise Royalty Fees	1,617	1,486	1,560	2,000
Operating income (loss)	(921)	(192)	146	276
Net income (loss)	(2,090)	(596)	(602)	(830)
Basic and diluted income (loss) per share	(0.28)	(0.08)	(0.08)	(0.11)
Weighted average common shares outstanding	7,542,790	7,542,790	7,554,665	7,569,207