Form 10-K/A
period 2004-12-31
BRAZIL FAST FOOD CORP
filed 2005-05-02
CIK 914537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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
(Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐       No ☑

     The aggregate market value of the voting common stock held by non-affiliates of the Registrant, computed by referenced to the average bid and asked price of such common stock, as of the last business day of the Registrant’s most recently completed second fiscal quarter, was $1,389,434 as of June 30, 2004.

     The number of shares outstanding of the Registrant’s common stock is 8,102,177 (as of April 14, 2005).

EXPLANATORY NOTE

     This Amended Annual Report on Form 10-K is being filed solely for the purpose of filing that information required by Part III, Item 10-14 of Form 10-K, which was omitted in the Annual Report on Form 10-K originally filed on April 15, 2005.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

     Our directors, who serve for a term of one year or until their respective successors are elected and qualified, are as follows:

		position and offices	director
name	age	presently held	since
Omar Carneiro da Cunha.	58	Chairman of the Board	1996
José Ricardo Bousquet Bomeny	63	Director	1996
Stephen J. Rose.	74	Director	2001
Guillermo Hector Pisano.	66	Director	2002
Gustavo Figueiredo Bomeny.	37	Director	2002
Rômulo Borges Fonseca.	54	Director and Secretary	2002
Peter J. F. van Voorst Vader	51	Director	1996

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

     José Ricardo Bousquet Bomeny has served as one of our directors since 1996. Mr. Bomeny founded Big Burger Ltda. in 1975 and served as its President until we acquired Big Burger Ltda. in July 1996. Mr. Bomeny currently owns another fast food business, which is not competitive with our business, as well as six gas stations and two parking lots. José Ricardo Bousquet Bomeny is the father of Gustavo Figueiredo Bomeny, who is also one of our directors.

     Stephen J. Rose has served as one of our directors since June 2001. Since May 2000, Mr. Rose has been a founding director and shareholder of Latinco, a London-based investment bank specializing in capital raising and other services to medium-sized Latin American companies. Prior to that date and from 1996, Mr. Rose was Managing Director of UBS Capital Markets in London. From 1980 to 1996, Mr. Rose was Chairman and Managing Director of Stephen Rose & Partners, a private investment bank which was acquired by UBS in 1996. Mr. Rose was educated in Marlborough College and subsequently at Worcester College, Oxford, where he obtained First Class Honours in Law and was called to the Bar in 1954.

     Guillermo Hector Pisano has served as one of our directors since 2002. Mr. Pisano was Vice President of UAP do Brasil, the French Insurance Company’s Brazilian Agency, from 1988 to 1996, Chief Financial Officer of RACIMEC, a Brazilian Industrial Computer society, from 1983 to 1988, and Chief Executive Officer of CGA do Brasil, an Automatism French Manufacturer, from 1978 to 1982. Mr. Pisano also held a variety of positions from 1965 to 1978 with Thomson CSF, which is a French communications and radar manufacturer, in Argentina and in Brazil where he was the Chief Financial Officer. Mr. Pisano is an Electronic Engineer and he has a degree from the National University of Buenos Aires, and he also holds a degree in Administration and Financial Management from Thomson CSF School of Business with further specialization in Industrial and Institutional Organization.

     Gustavo Figueiredo Bomeny has served as one of our directors since 2002. Mr. Bomeny is currently an independent project engineer for several companies. He also has been working as Project Manager in the Big Burger Ltda. group since 1995. He has extensive experience in studies, projects, budgets, supervision and execution of buildings for restaurants, fast-food stores and other commercial facilities. He holds a B. A. in Architecture and Urbanism from de Santa Ursula University, Rio de Janeiro. Gustavo Figueiredo Bomeny is the son of José Ricardo Bousquet Bomeny and the brother of Ricardo Figueiredo Bomeny, each of who are also our directors.

     Rômulo Borges Fonseca has served as one our directors since 2002, and as our corporate Secretary since December 2003. Mr. Fonseca was an engineer in the Maintenance and Transportation division of Petrobras, the Brazilian Petrol Company, from 1975 to 1982. After he left Petrobras, Mr. Fonseca founded MCA, a company specialized in mechanical assemblages for fuel trucks serving airports and companies like Shell, Petrobras and others in the fuel business. In 1998 Mr. Fonseca started SBCQ, a laboratory of metallic analysis, and in the same year he founded the FORZA group which are gas stations specialized in natural gas distribution. Mr. Fonseca is also a shareholder of CCC Emprendimentos e Participaçoes Ltd., which is a principal stockholder of our company. Mr. Fonseca is a Mechanical Engineer and a graduate of the PUC University, Rio de Janeiro and he has a degree in Economics from Fundacao Getulio Vargas, Brazil.

Executive Officers

     Our executive officers, their ages and positions, as of the record date, are as follows:

Name	Age	Position
Ricardo Figueiredo Bomeny	35	Chief Executive Officer
Rômulo Borges Fonseca	54	Secretary and Director

     Below is a summary of the business experience of Mr. Ricardo Figueiredo Bomeny. The business experience of Mr. Rômulo Borges Fonseca appears under the caption “Proposal for the Election of Directors” set forth on page 4 above.

     Ricardo Figueiredo Bomeny has been our Chief Executive Officer since January 2003. Prior to that date and from 1991, Mr. Bomeny held several positions with us, including acting as our Chief Operating Officer. Mr. Bomeny has also experience working for other companies in the fast food industry that operate in Brazil. Mr. Bomeny holds a degree in Business Administration from Candido Mendes University, Rio de Janeiro, an MBA in Corporate Finance from IBMEC, Rio de Janeiro, an MBA in Retail Trade from PUC University, Rio de Janeiro and also a post graduate Certificate in Marketing from PUC University, Rio de Janeiro. Ricardo Figueiredo Bomeny is the son of José Ricardo Bousquet Bomeny and the brother of Gustavo Figueiredo Bomeny.

Meetings and Committees of the Board of Directors

     The Board of Directors held four meetings during the year ended December 31, 2004, and each of our directors attended all of those meetings, except for Mr. Rose who was absent from the meeting held in June 2004. The Board of Directors has two standing committees, the Audit Committee and the Compensation Committee. The Board of Directors does not have a standing nominating committee. The Board of Directors believes that questions regarding the nomination of directors are better addressed by the Board of Directors as a whole. Moreover, in accordance with certain of the voting provisions contained in the 2002 Stock Purchase Agreement, our stockholders who are parties to such agreements have agreed to vote for the election of certain director nominees to our Board of Directors as designated by the parties to such agreements.

     Audit Committee. The Audit Committee of our Board of Directors is charged with the review of the activities of our independent auditors, including, but not limited to, establishing our audit policies, selecting our independent auditors and overseeing the engagement of our independent auditors. The Audit Committee is presently composed of Messrs. Omar Carneiro da Cunha and Guillermo Hector Pisano and Stephen J. Rose. The Audit Committee held four meetings during the year ended December 31, 2004, with all of its members in attendance, except for Mr. Rose who was absent from the meeting held in June 2004. At the April 2004 meeting of the Board of Directors, the board accepted the resignation of Mr. Pisano and appointed Mr. Gustavo Bomeny to fill his vacancy. The Board of Directors also confirmed the Mr. Omar Caneiro da Cunhas qualifies as an “audit committee financial expert” as defined by the rules promulgated by the Securities and Exchange Commissions (the “SEC”).

     We are not a “listed company” under SEC rules and therefore our Audit Committee is not required to be made up of independent directors, nor are we required to have an audit committee charter. We also do not have an “audit committee financial expert” on our Audit Committee. Our Board of Directors has determined that each of the members of our Audit Committee is able to read and understand fundamental financial statements and has substantial business experience that results in that members’ financial sophistication. Accordingly, our Board of Directors believes that each of the members of the Audit Committee has the sufficient knowledge and experience necessary to fulfill the duties and obligation that a member of an audit committee should have.

     Compensation Committee. The Compensation Committee of our Board of Directors is charged with reviewing and recommending to our Board of Directors compensation programs for our executive officers and key employees. The Compensation Committee, which is currently composed of Messrs. José Ricardo Bousquet Bomeny, Rômulo Borges Fonseca and Peter J. F. van Voorst Vader, held four meetings during the year ended December 31, 2004, with all of its members in attendance.

Compensation Committee Interlocks and Insider Participation

     None of the members of our Compensation Committee served as an officer or an employee of ours or any of our subsidiaries during the fiscal year ended on December 31, 2004. Effective December 31, 2002 Mr. van Voorst Vader resigned as our President and Chief Executive Officer. There were no material transaction between us and any of the members of the Compensation Committee during the fiscal year ended December 31, 2004.

Directors’ Compensation

     Our directors receive no cash compensation for attending board meetings other than reimbursement of reasonable expenses incurred in attending such meetings. Rather, we compensate our directors on an annual basis for their services through grants of options to acquire shares of our common stock, exercisable at the prevailing market price of our common stock on the respective grant dates, with the next such grants scheduled to be made on the date of the annual meeting. There is no pre-determined number of options annually granted to our directors. The quantity of options to be granted is defined every year by our Compensation Committee, which is composed of certain of our board members.

     During fiscal year 2004, our Compensation Committee awarded Omar Carneiro da Cunha options to purchase 6,250 shares of our common stock, and it awarded each of Stephen J. Rose Peter J. F. van Voorst Vader Rômulo Borges Fonseca José Ricardo Bomeny, Gustavo Figueiredo Bomeny and Guillermo Hector Pisano and José Ricardo Bousquet Bomeny options to purchase 4,375 shares of our common stock. The foregoing options were issued on November 19, 2004 and expire on November 19, 2009. The options are exercisable at $0.26 per share of common stock.

Family Relationships

     José Ricardo Bousquet Bomeny is the father of Gustavo Figueiredo Bomeny and Ricardo Figueiredo Bomeny. We have no other familial relationships among the executive officers and directors.

Code of Ethics

     We are currently in the process of reviewing and formally adopting a code of ethics for our directors, executive officers and employees. We expect to complete this process in early 2006. We expect that the standards set forth in our code of ethics which are applicable to our officers and directors will help us promote honest and ethical conduct, full, fair, accurate, timely and understandable disclosure, and compliance with applicable governmental rules and regulations.

Compliance with Section 16(a) of the Securities Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, as well as those persons who own more than 10% of our common stock, to file reports of ownership and changes in ownership with the SEC. These persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such forms, or written representations from certain reporting persons that no such forms were required, we believe that during the fiscal year ended December 31, 2004, all filing requirements applicable to our officers, directors and greater than 10% owners of our common stock were met, except for Messrs. Omar Carneiro de Cunha, Stephen J. Rose, Guillermo Hector Pisano, Rômulo Borges Fonseca, Peter J. F. van Voorst Vader, José Ricardo Bousquet Bomeny and Gustavo Figueiredo Bomeny who were each late on filings.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

     The following table presents certain summary information concerning compensation earned for services rendered in all capacities by the individual who served as Chief Executive Officer of the Company during 2004, as well as our other four most highly compensated executive officers (the “Named Executive Officers”) whose total annual salary and bonus exceeded $100,000 during the fiscal year ended December 31, 2004.

	Annual Compensation (1)				Long Term Compen-
				Other	sation Awards
				Annual	Securities	All Other
				Compen-	Under-lying	Compensa-
Name and Principal Position	Year	Salary($)	Bonus($)	sation($)	Options(#)	tion($)
Ricardo Figueiredo Bomeny	2004	$69,000	$27,000	*	—	$3,500	(3)
Chief Executive Officer,	2003	41,200	7,200	*	—	84,000	(2)
and Director	2002	—	—	—	—	—
Peter J. F. van Voorst Vader	2004	—	—	—	4,375	—
Former President and Chief	2003	—	—	*	4,375	—
Executive Officer and Director	2002	37,972	4,808	*	—	—
Romulo Borges Fonseca	2004	—	—	—	4,375	87,500	(4)
Secretary	2003	—	—	—	4,375
	2002	—	—	—	—	—

*	Value of perquisites and other personal benefits does not exceed the lesser of $50,000 or 10% of the total of annual salary and bonus reported for the Named Executive Officer.

(1)	In this table, annual compensation has been converted into U.S. Dollars based on an average exchange rate for each period.

(2)	Includes 240,000 shares of common stock granted to Mr. Bomeny at a market value of $0.35 per share in connection with the services he performs for us as our Chief Executive Officer pursuant to the May 2002 Shareholders’ Agreement.

(3)	Includes 10,000 shares of common stock granted to Mr. Bomeny at a market value of $0.35 per share in connection with services he performed for us as our Chief Executive Officer pursuant to the May 2002 Shareholders’ Agreement.

(4)	Includes 250,000 shares of common stock granted to Mr Fonseca at a market value of $0.35 per share in connection with services he performed for us as our Secretary and assigned by Mr Ricardo Bomeny pursuant to the May 2002 Shareholders’ Agreement.

Stock Option Grants and Exercises

     There were no stock option grants issued by us to any of the named executive officers during the year ended December 31, 2004.

Employment Arrangements

     We have an employment agreement with Ricardo Figueiredo Bomeny our Chief Executive Officer and also a General Manager (“Diretor Superintendente") of our wholly owned subsidiary Venbo Comércio de Alimentos Ltda. (“Venbo”). During the first 12 months of his term as our Chief Executive Officer, in addition to his base salary, we agreed to pay Mr. Bomeny 20,000 shares of common stock per month. During his second 12 month term we have agreed to pay Mr. Bomeny a sum in cash equal to R$12,000 per month or $5,158 per month, and we will also pay him an additional 260,000 shares of our common stock, provided Mr. Bomeny meets certain specific performance objectives.

     We had an employment agreement with Mr. van Voorst Vader that expired in February 2002. The agreement called for him to serve as our Chief Executive Officer at a then salary of R$148,600 per annum, or $63,504, with provision for annual bonuses based upon future results of operations, in such amounts, if any, as may be determined from time to time at the discretion of our Board of Directors. Mr. van Voorst Vader resigned as our Chief Executive Officer effective December 31, 2002.

Change Of Control Arrangement

     Our employment arrangement with Mr. van Voorst Vader provided that if we terminate his employment, other than for cause, following a change of control, or he voluntarily terminates such employment within 180 days subsequent to a change of control, we shall have to pay him an amount of money equal to 2.9 times his base amount (a term defined in the Internal Revenue Code, which essentially is his annualized compensation).

     Mr. Van Voorst Vader resigned from all operational tasks as President of Venbo on October 1, 2002 and as Chief Executive Officer of our company on December 31, 2002. He and the Board of Directors agreed that after the resignation there was an effective change of control. It was agreed that Mr. Van Voorst Vader should receive 120,000 shares of common stock, the company car and R$160,000 instead of 2.9 times his base salary. All of his options vested immediately on October 31, 2002 and will remain exercisable for 36 months from that date.

     Further, all options, warrants, and other rights to acquire our securities we previously granted and outstanding to Mr. van Voorst Vader upon a change of control became fully vested and immediately exercisable.

     Change of control is defined as either:

•	the acquisition by a person or group of persons acting in concert of 20% or more beneficial ownership of our common stock; or

•	the commencement or announcement of an intention to make a tender or exchange offer for 30% or more beneficial ownership of our common stock; or

•	the acquisition by a person or group of persons acting in concert of 10% or more beneficial ownership of our common stock, when such person’s ownership interest is deemed by our Board of Directors to have a material adverse impact on our business or prospects; or

•	the election or appointment of one or more individuals to our Board of Directors, which election or appointment results in a change in the majority compensation of the Board of

     Directors from that which existed on the date we entered into our employment agreement with Mr. van Voorst Vader.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth certain information as of April 14, 2005 with respect to the beneficial ownership of our common stock by: (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (2) our Chief Executive Officer; and (iii) each of our directors and nominees to become directors; and all executive officers, directors and nominees as a group.

	Number of Shares		Percent
Name	Beneficially Owned (1)		of Class
Peter J. F. van Voorst Vader	4,411,526	(2)	54.4%
Omar Carneiro da Cunha	4,411,526	(2)	54.4%
José Ricardo Bousquet Bomeny	4,411,526	(2)	54.4%
Stephen J. Rose	213,125		2.6%
Guillermo Hector Pisano	8,750		*
Gustavo Figueiredo Bomeny	258,750		3.2%
Ricardo Figueiredo Bomeny	250,000		3.1%
Rômulo Borges Fonseca	2,418,750		29.9%
CCC Empreendimentos e Participaoces Ltda.	4,411,526	(2)	54.4%
Mexford Resources	810,000		10.0%
All executive officers and directors as a group (8 persons)	5,150,901		63.6%

*	Less than one percent.

(1)	Beneficial ownership means the sole or shared power to vote or direct the voting of a security or the sole or shared power to invest or dispose or direct the investment or disposition of a security. Except as otherwise indicated, we believe that all named persons have sole voting power and investment power with respect to their shares of common stock, except to the extent that such authority is shared by spouses under applicable law, and record and beneficial ownership with respect to their shares.

(2)	Includes shares owned by other parties to the 2002 Stockholders’ Agreement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

     Pursuant to the terms of the 1997 Stockholders’ Agreement, each of the parties to that agreement agreed, among other things, to vote their respective shares of our common stock to elect as directors one designee of AIGLAEP, two designees of Shampi Investments A.E.C., two designees of Lawrence

Burstein, one of our former directors, and certain other of our former executive officers and directors, and one designee of Big Burger Ltda.

     The 1997 Stockholders’ Agreement provides that if we fail to achieve 75% of our projected cumulative EBITDA (earnings before interest, taxes, depreciation and amortization), as set forth in the 1997 Stockholders’ Agreement, for each of the periods from January 1, 1997 to December 31, 1999, 2000 or 2001, respectively, AIGLAEP could appoint such number of its designees which, together with an expansion of the Board of Directors and the filling of vacancies created by the resignation of certain directors serving at such time, would then constitute a majority of our Board of Directors, thereby effecting a change in our control.

     We failed to achieve the performance targets for year ended December 31, 2000. Following negotiations with AIGLAEP, the 1997 Agreement was amended on March 14, 2001, to provide, among other things, for the suspension, until the completion of our audited financial statements for the year ended December 31, 2002, of AIGLAEP’s right to appoint a majority of our Board of Directors. In partial consideration of AIGLAEP’s agreeing to the suspension and possible termination of its right to take control of our Board of Directors and certain of its prior approval rights, we issued to AIGLAEP warrants to purchase 35,813 shares of our common stock at an exercise price of $5.00 per share and reduced the exercise price of additional warrants to purchase 64,187 shares of our common stock held by AIGLAEP to $5.00 per share. Further, certain of our stockholders agreed to grant AIGLAEP an option to purchase an aggregate of 40,000 shares of our common stock held by such stockholders (and among them as they shall agree) at an exercise price of $1.50 per share.

     The amendment to the 1997 Stockholders’ Agreement provides that if certain economic performance targets, based on our results of operations for the year ending December 31, 2002 and set out in the amendment to the 1997 Stockholders’ Agreement, are met, or if AIGLAEP at any time owns less than 187,500 issued and outstanding shares of our common stock, subject to any adjustments for any stock split or restructuring, AIGLAEP’s right to take control of our Board of Directors and certain of its prior approval rights will terminate. If, however, we fail to meet these performance targets, our Chief Executive Officer must promptly resign and our Board of Directors will be required, except as limited by their fiduciary obligations, to adopt recommendations for improving our financial performance as may be proposed by a committee of the Board of Directors composed of representatives of AIGLAEP and certain other investors who purchased our equity securities in a private offering that we conducted in March 2001.

     We failed to meet the original performance targets for each of the years ended December 31, 2002 and 2003. However, the amendment to the 1997 Stockholders’ Agreement contains a provision that requires the parties to renegotiate the performance targets in good faith in the event that (i) the Brazil SELIC central bank rate exceeds an average of 18% for a continuous period of ninety business days or (ii) there is a devaluation of the Brazilian Real against the US dollar exceeding 10% over any three-month period. Both such events have occurred since the amendment. However, due to the fact that our request to renegotiate the performance targets in good faith did not receive a response, we believe that the performance targets are no longer applicable.

     On May 15, 2002, we entered into a stockholders agreement (the “2002 Stockholders’ Agreement”) with Big Burger Ltda. and CCC Emprendimentos e Participacoes Ltd. (the “Investors”) and certain of our shareholders and directors, namely Jose Ricardo Bousquet Bomeny, Omar Carneiro da Cunha, Seaview Venture Group, Peter J. F. van Voorst Vader and Shampi Investments A.E.C., as a condition to the closing of a stock purchase agreement with the Investors, pursuant to which they purchased 3,700,000 shares of our common stock.

     Pursuant to the terms of the 2002 Stockholders’ Agreement, each of the parties to that agreement agreed, among other things, to vote its respective shares of our common stock to elect as directors one designee of Omar Carneiro da Cunha, one designee of Lawrence Burstein, one of our former directors, one designee of Big Burger Ltda. and two designees of the Investors. The parties to the 2002 Stockholders’ Agreement also agreed that, with regard to certain matters that may arise at our Annual Stockholders Meetings, all of their shares of common stock will be voted in accordance with the instructions of a majority of the total shares of common stock held by such parties.

     On December 20, 2004, we completed a total buyout of AIGLAEP’s equity position in the company. This buyout nullified the 1997 Stockholders’ Agreement.

ITEM 14.	ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed to Brazil Fast Food Corp. by our principal audit firm Grant Thornton Auditores Independentes for the year ended December 31, 2003 and by the present audit firm BDO Selman LLP for the year ended December 31, 2004 are as follows:

     Audit Fees: The aggregate audit fees for professional services rendered by our outside auditors in connection with their audit of (i) our consolidated annual financial statements included in our annual report on Form 10-K, (ii) reviews of our consolidated quarterly financial statements included in our quarterly reports on Form 10-Q, amounted to approximately $58,000 paid to Grant Thornton Trevisan for the 2003 fiscal year and approximately $63,000 paid to BDO Trevisan for the 2004 fiscal year, which amounts include approximately $5,000 each in travel related expenses.

     Audit-Related Fees: There were no fees paid either to Grant Thornton Trevisan Auditores Independentes or to BDO Trevisan Auditores Independentes for audit-related services for the years ended December 31, 2003 and 2004 respectively.

     Tax Fees: There were no fees paid either to Grant Thornton Auditores Independentes or to BDO Trevisan Auditores Independentes for tax related services or the preparation of tax returns for the years ended December 31, 2003 or 2004.

     All Other Fees: We did not pay any other fees for professional services either to Grant Thornton Auditores Independentes or to BDO Trevisan Auditores Independentes for the years ended December 31, 2003 or 2004.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amended Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Rio de Janeiro, Federative Republic of Brazil, on the 2nd day of May, 2004.

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated:

Date: May 2, 2005	/s/ Ricardo Figueiredo Bomeny Ricardo Figueiredo Bomeny Chief Executive Officer and Acting Chief Financial Officer
Date: May 2, 2005	* Omar Carneiro da Cunha Chairman of the Board
Date: May 2, 2005	* Peter J.F. van Voorst Vader Director
Date: May 2, 2005	* Romulo Borges Fonseca Director
Date: May 2, 2005	* José Ricardo Bousquet Bomeny Director
Date: May 2, 2005	* Stephen J. Rose Director
Date: May 2, 2005	* Guillermo Hector Pisano Director
Date: May 2, 2005	* Gustavo Figueiredo Bomeny Director

*By:	/s/ Ricardo Figueiredo Bomeny Ricardo Figueiredo Bomeny Attorney-in-Fact