Form 10-Q
period 2005-03-31
BRAZIL FAST FOOD CORP
filed 2005-05-23
CIK 914537

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     As of May 21, 2005 there were issued and outstanding 8,102,177 shares of the Registrant’s Common Stock, par value $0.0001.

ITEM 1. FINANCIAL STATEMENTS.

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

(in thousands of Brazilian Reais, except share amounts)

	March, 31		December 31,
	2005		2004
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	R$	1,087	R$	1,717
Inventories		1,858		2,366
Accounts receivable
Clients		1,652		1,820
Franchisees		4,840		5,690
Allowance for doubtful accounts		(1,420)		(1,420)
Prepaid expenses		1,147		874
Other current assets		802		1,166

TOTAL CURRENT ASSETS		9,966		12,213

PROPERTY AND EQUIPMENT, NET		16,008		16,142

DEFERRED CHARGES, NET		5,982		6,307

OTHER RECEIVABLES AND OTHER ASSETS		3,611		3,197

TOTAL ASSETS	R$	35,567	R$	37,859

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Notes payable	R$	4,202	R$	5,976
Accounts payable and accrued expenses		5,675		6,104
Payroll and related accruals		2,230		1,956
Income taxes accruals		410		343
Taxes, other than income taxes		675		768
Deferred income		766		784
Reassessed taxes		1,360		1,339
Other current liabilities		43		178

TOTAL CURRENT LIABILITIES		15,361		17,448

NOTES PAYABLE, less current portion		671		1,489

DEFERRED INCOME, less current portion		2,445		2,628

CONTINGENCIES AND REASSESSED TAXES, less current portion (note 4)		19,280		20,457

OTHER LIABILITIES				29

TOTAL LIABILITIES		37,757		42,051

SHAREHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $.01 par value, 5,000 shares authorized; no shares issued		—		—
Common stock, $.0001 par value, 12,500,000 shares authorized; 8,102,177 shares issued and outstanding		1		1
Additional paid-in capital		59,865		59,865
Treasury Stock		(16)
Deficit		(61,113)		(63,131)
Accumulated comprehensive loss		(927)		(927)

TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)		(2,190)		(4,192)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	R$	35,567	R$	37,859

CERTIFICATION OF CEO & CFO PURSUANT TO SECTION 302
CERTIFICATION OF CEO & CFO PURSUANT TO SECTION 906

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

(in thousands of Brazilian Reais, except share amounts)

	Three Months Ended March 31,
	2005		2004
STORE RESULTS

Net Restaurant Sales	R$	18,099	R$	16,154
Store Costs and Expenses
Food, Beverage and Packaging		(6,638)		(6,013)
Payroll & Related Benefits		(4,125)		(3,596)
Restaurant Occupancy		(2,083)		(2,085)
Contracted Services		(2,159)		(2,240)
Depreciation and Amortization		(540)		(553)
Other Store Costs and Expenses		(719)		(764)

Total Store Costs and Expenses		(16,264)		(15,251)

STORE OPERATING INCOME		1,835		903

FRANCHISE RESULTS

Net Franchise Royalty Fees	R$	2,513	R$	1,870
Franchise Costs and Expenses		(456)		(426)

FRANCHISE OPERATING INCOME		2,057		1,444

MARKETING, GENERAL AND ADMINISTRATIVE (EXPENSES) INCOME

Marketing (Expenses) Income		(107)		249
Administrative Expenses		(1,968)		(1,675)
Other Operating Income (Expenses)		1,864		1,313
Depreciation and Amortization		(306)		(154)
Net result of assets sold and impairment of assets		(551)		117

Total Marketing, G & A (Expenses) Income		(1,068)		(150)

OPERATING INCOME		2,824		2,197

Interest Expense		(195)		(321)
Foreign Exchange and Monetary Restatement Loss		(23)		(836)

NET INCOME BEFORE INCOME TAX		2,606		1,040

Income taxes		(588)		—

NET INCOME	R$	2,018	R$	1,040

NET INCOME PER COMMON SHARE
BASIC AND DILUTED	R$	0.25	R$	0.13

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING: BASIC AND DILUTED		8,102,177		7,806,540

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss (Unaudited)

(in thousands of Brazilian Reais)

	Three Months Ended March 31,
	2005		2004
NET INCOME	R$	2,018	R$	1,040
Other comprehensive income (loss):
Foreign currency translation adjustment		—		(2)

NET COMPREHENSIVE INCOME	R$	2,018	R$	1,038

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

Consolidated Statements of Changes In Shareholders’ Equity (Unaudited)

(in thousands of Brazilian Reais)

	Common Stock			Additional						Accumulated
				Paid-In				Treasury		Comprehensive
	Shares	Par Value		Capital		(Deficit)		Stock		Loss		Total
Balance, December 31, 2004	8,102,177	R$	1	R$	59,865	R$	(63,131)	R$	—	$R	(927)	R$	(4,192)

Net Income	—		—		—		2,018			—			2,018

Acquisition of Company ´s own shares	—		—		—		—		(16)	—			(16)

Balance, March 31, 2005	8,102,177	R$	1	R$	59,865	R$	(61,113)	$R	(16)	$R	(927)	R$	(2,190)

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(in thousands of Brazilian Reais)

	Three Months Ended March 31,
	2005		2004
CASH FLOW FROM OPERATING ACTIVITIES:
NET INCOME	R$	2,018	R$	1,040
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:

Depreciation and amortization		846		707
(Gain) Loss on assets sold and impairment of assets		551		(121)
Reversal of reassessed taxes (see note 4)		(809)		—

Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable		755		(455)
Inventories		508		25
Prepaid expenses and other current assets		91		(409)
Other assets		(414)		218
(Decrease) increase in:
Accounts payable and accrued expenses		(429)		(800)
Payroll and related accruals		274		127
Taxes		(26)		(35)
Other liabilities		(164)		(60)
Contingencies and reassessed taxes		(1,156)		(269)
Deferred income		(201)		944

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES		1,844		912

CASH FLOW FROM INVESTING ACTIVITIES:
Additions to property and equipment		(675)		(675)
Acquisition of Company’s own shares		(16)		—
Proceeds from sale of property, equipment and deferred charges		—		116

CASH FLOWS USED IN INVESTING ACTIVITIES		(691)		(559)

CASH FLOW FROM FINANCING ACTIVITIES:
Repayments under lines of credit		(1,783)		(726)

CASH FLOWS USED IN FINANCING ACTIVITIES		(1,783)		(726)

EFFECT OF FOREIGN EXCHANGE RATE		—		(2)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		(630)		(375)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD		1,717		1,063

CASH AND CASH EQUIVALENTS AT END OF PERIOD	R$	1,087	R$	688

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(in thousands of Brazilian Reais)

NOTE 1 — FINANCIAL STATEMENT PRESENTATION

     The accompanying financial statements have been prepared by Brazil Fast Food Corp. (the “Company”), without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2005 and for all periods presented have been made. The results of operations for the periods ended March 31, 2005 and 2004 are not necessarily indicative of the operating results for a full year. Unless otherwise specified all references in these financial statements to (i ) “Reais” or “R$” are to the Brazilian Real (singular), or to Brazilian Reais (plural), the legal currency of Brazil, and (ii ) “U.S. Dollars” or “$” are to United States’ dollars.

     Certain information and footnote disclosures prepared in accordance with generally accepted accounting principles and normally included in the financial statements have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

     During the second half of 2004, Venbo established, in an association with a Brazilian individual (“Associate”), a new company, Suprilog Transportadora Ltda (“Suprilog”). Suprilog renders transportation services at usual market value to Venbo, to Bob’s franchisees and to other Brazilian companies. At the time of its constitution, Venbo paid in 90% of Suprilog’s Capital and the remaining 10% would be paid in by the Associate in no later than a year. During the first quarter of 2005, the Associate reach an agreement with Venbo, by which he left the joint venture and Venbo became wholly-owner of Suprilog.

     Suprilog’s financial statements are being entirely consolidated in the accompanying financial statements.

NOTE 3 — MANAGEMENT PLANS REGARDING GOING CONCERN

     Since the acquisition of Venbo Comercio de Alimentos Ltda. in 1996, the Company has sustained net losses totaling approximately R$61,113 and at March 31, 2005, consolidated current liabilities exceed consolidated current assets by R$5,395.

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

     The Acquisition’s Purchase Agreement stated that Venbo’s former owner (“VENDEX”) would be responsible for off-balance liabilities derived from Venbo’s transactions prior to the Acquisition, up to 5% of the purchasing price. Through 1997 to date, the Company has been receiving some communications from the Brazilian fiscal authorities related to the period prior to the Acquisition. Those communications are always sent to Vendex and its attorneys. During the last months of 2004, the Company received several communications of possible tax debts which amounts may exceed the above mentioned limit. All demands are being defended by VENDEX attorneys, however the Company can not predict if their outcome will result in liabilities that will reach the Company’s financial position.

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

– State tax – value added

Since the second quarter of 2000, the Company has been reaching a sequence of agreements with the Rio de Janeiro state government to make installments on those unpaid taxes.

The last agreement with the Rio de Janeiro state government was settled during the third quarter of 2004, through which the Company sold one of its property in exchange of (a) a sum in cash; (b) the waiver of the balance of the unpaid state tax that were being paid in installments according to previous agreements; (c) tax credits which compensated tax on revenues accounted for during the last quarter of 2004.

During the last agreement, a portion of the Company state tax liability was not recognized by the fiscal authorities and another portion is being recalculated by them. The entire consolidation of the remaining debt is not expected to be computed during 2005, and accordingly the Company accrued both portions, according to its estimates, as a long term liability.

During 2005, the Company did not pay material amounts related to Rio de Janeiro state government agreements.

– Federal taxes – PAES

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

     During 2005, the Company paid approximately R$340 related to such Brazilian Federal tax amnesty program (see note 4).

     During February 2005, the Company compared its remaining debt regarding PAES with statements provided by the Brazilian Federal Government. Those statements reported that Company’s total debt would be greater than the figures in the Company’s balance sheet, in the amount of approximately R$4,853. In result of that comparison, the Company processed a retroactive adjustment on its balance sheet at December, 31 2004.

     During March, 2005, the Company filed a formal request with the Brazilian Federal Authorities, claiming to have its total debt reviewed. Such request, reconciles the amounts the Company had accrued at its accounting books (prior to the retroactive adjustment) to the amounts reported in the official statement at the same period. In connection with such request, and based on the Company’s legal advisors, a portion of that amount was reversed during the first quarter of 2005. The Company believes that the amounts accrued at the balance sheet as of March 31,2005 are correct, however, there is no assurance that the outcome of this situation will derive further liability to the Company.

Contingencies

– Leasing litigation

During 2001, the Company claimed in Brazilian court that their lease financing contracts with IBM Leasing should not have their principal amounts indexed to the US dollar, but instead stated in Brazilian Reais bearing interest of 12% per annum. While awaiting the court’s determination, the Company has deposited all installment payments due under its lease financing agreements with the court in Reais, inclusive of 12% per annum interest. The installment payments ceased on November, 2002, the end of the contract term. Despite the Company’s claim that it owes the lower amounts, the Company has accrued the full contracted amounts as of March 31, 2005.

– ISS tax litigation

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

     While awaiting the court’s determination, the Company is depositing monthly with the court the amount claimed by ISS. In addition, the Company has accrued the claimed amounts as of March 31, 2005.

     In addition, such change in the ISS tax regulations motivated deep debates whether marketing funds paid by franchisees would be considered as service rendered by the ISS tax authorities.

     To prevent that inadequate understanding, during 2005, the marketing fund was accounted for, at first, as a liability — since the Company has the obligation with the franchise of investing that entire amount on the Bob’s brand promotions.

     The incurred marketing expenses were, at first, charged against that liability account. As the marketing expenses for the first quarter of 2005 exceeded the market fund for the same period, the balance was transferred to
Marketing Expenses’ caption at the Consolidated Statement of Operations.

     The change of the accounting steps did not change the net results of marketing investments at the P&L for the purpose of prior period comparison.

     Liabilities related to tax amnesty programs and litigation consist of the following:

	March 31, 2005						December 31, 2004
					Long						Long
	Total		Current		Term		Total		Current		Term
	Liability		Liability		Liability		Liability		Liability		Liability
Reassessed taxes
State tax (value-added)		1,086		—		1,086		1,039		—		1,039
Federal taxes (PAES)		14,918		1,360		13,558		16,215		1,339		14,876
Contingencies
Leasing litigation		3,144		—		3,144		3,144		—		3,144
ISS tax litigation		541		—		541		446		—		446
Other litigations		951		—		951		952		—		952

TOTAL	R$	20,640	R$	1,360	R$	19,280	R$	21,796	R$	1,339	R$	20,457

NOTE 5 – SERVICES PROVIDED IN EXCHANGE OF COMMON SHARES

     In May, 2002 the Company entered into an agreement requiring the Company to retain the services of either Ricardo Bomeny, or an entity of which he is a principal, to manage the Company’s subsidiary day-to-day operations for a term of two years. For such services the consultant would receive 20,000 shares of the Company’s common stock for each of the first twelve months of such two-year term, a sum in cash for the second twelve months of such term in a amount to be mutually agreed upon at a future date, and an additional 260,000 shares at the end of the two-year term conditioned upon the attainment of specified targets. In May, 2004, Ricardo Bomeny requested CCC Empreendimentos e Participações to receive 250,000 shares of the additional 260,000 shares due to him.

     During the first quarter of 2004 the Company charged R$77 to operating results related to those services. Such amount is a result of number of shares owed on accrual basis during the first quarter 2004, multiplied by their average fair value.

NOTE 6 – STOCK OPTION PLAN ACTIVITY

     During the last quarter of 2004, under the Company’s Stock Option Plan, the Compensation Committee granted options to purchase 32,500 shares with an average exercise price of $.26, immediate vesting, and valued at average fair value of $7,703 using the Black Scholes option pricing model. Such grant represents the compensation for the period comprised from June, 2004 to May, 2005.

     There were no options canceled during the three months ended March 31, 2005, under the Company’s Stock Option Plan.

     Under the Company’s Stock Option Plan, options to purchase a total of 12,500 shares have expired during the three months ended March 31, 2005.”

NOTE 7 – TREASURY STOCK

     During the last quarter of 2004, the Company’s Board of Directors approved a stock repurchase plan covering the repurchase of as many as 200,000 shares of its own common stock. The plan goal is to optimize the cash generated in the Company’s U.S. office.

     During the first quarter of 2005, the Company purchased a total amount of 9,800 shares, under the referred stock repurchase plan. The Company’s total disbursement for these transactions totaled to R$16 and was accounted for as a deduction of Paid in Capital, at the Stock Holders’ Equity.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amount in thousand of Brazilian Reais)

OUR BUSINESS

     Through our wholly-owned subsidiary, Venbo Comercio de Alimentos Ltda., a Brazilian limited liability company which conducts business under the trade name “Bob’s,” we own and, directly and through franchisees, operate the second largest chain of hamburger fast food restaurants in Brazil

RESULTS OF OPERATIONS — COMPARISON OF QUARTERS ENDED MARCH 31, 2005 AND 2004

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

     The following table sets forth certain operating data for the quarters ended March 31, 2005 and 2004.

	Three Months			Three Months
	Ended			Ended
	March 31, 2005%			March 31, 2004%
STORE RESULTS
Net Restaurant Sales	R$	18,099	100.0%	R$	16,154	100.0%
Store Costs and Expenses
Food, Beverage and Packaging		(6,638)	-36.7%		(6,013)	-37.2%
Payroll & Related Benefits		(4,125)	-22.8%		(3,596)	-22.3%
Restaurant Occupancy		(2,083)	-11.5%		(2,085)	-12.9%
Contracted Services		(2,159)	-11.9%		(2,240)	-13.9%
Depreciation and Amortization		(540)	-3.0%		(553)	-3.4%
Other Store Costs and Expenses		(719)	-4.0%		(764)	-4.7%

Total Store Costs and Expenses		(16,264)	-89.9%		(15,251)	-94.4%

STORE OPERATING INCOME		1,835	10.1%		903	5.6%

FRANCHISE RESULTS

Net Franchise Royalty Fees	R$	2,513	13.9%	R$	1,870	11.6%
Franchise Costs and Expenses		(456)	-2.5%		(426)	-2.6%

FRANCHISE OPERATING INCOME		2,057	11.4%		1,444	8.9%

MARKETING, GENERAL AND ADMINISTRATIVE (EXPENSES) INCOME

Marketing (Expenses) Income		(107)	-0.6%		249	1.5%
Administrative Expenses		(1,968)	-10.9%		(1,675)	-10.4%
Other Operating Income (Expenses)		1,864	10.3%		1,313	8.1%
Depreciation and Amortization		(306)	-1.7%		(154)	-1.0%
Net result of assets sold and impairment of assets		(551)	-3.0%		117	0.7%

Total Marketing, G & A (Expenses) Income		(1,068)	-5.9%		(150)	-0.9%

OPERATING INCOME		2,824			2,197

Interest Income (Expense)		(195)	-1.1%		(321)	-2.0%
Foreign Exchange and Monetary Restatement Gain (Loss)		(23)	-0.1%		(836)	-5.2%

NET INCOME BEFORE INCOME TAX		2,606	14.4%		1,040	6.4%

INCOME TAXES		(588)	-3.2%		—	0.0%

NET INCOME	R$	2,018	11.1%	R$	1,040	6.4%

Store Results

Net Restaurant Sales

     Net restaurant sales for our company-owned retail outlets increased R$1,945 or 12.0%, to R$ 18,099 for the three months ended March 31, 2005 as compared to R$ 16,154 for the three months ended March 31, 2004.

     Same store sales increased approximately 14.0% for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004.

     There was a very positive economic environment in Brazil during the first quarter of 2005. Most of Brazilian economic figures improved from the first quarter of previous year and, as a consequence, the overall consumer spend increased as well. The Company restaurant sales were favorably impacted by such economic trend. In addition, restaurant sales were positively impacted by (a) an intensive marketing campaign concerning one of the Company’s most popular products (“Ovomaltine” milkshake), (b) investments on remodeling stores and; (c) an average increase of 10% in the sales price of Company’s products since March 31, 2005.

Food, Beverage and Packaging Costs

     As a percentage of net restaurant sales, food, beverage and packaging costs were (36.7%) and (37.2%) for the three months ended March 31, 2005 and 2004, respectively.

     Those costs decreased from period to period, due to the Company’s ongoing efforts of reducing goods purchase prices with the main suppliers. Such negotiations have been beneficial to the company due to: (a) the permanent growth of our franchise network is enhancing its negotiation power with the suppliers and; (b) the devaluation of U.S. Dollar against the Brazilian reais, which provides a positive impact on imported goods such as French fries, along with a positive impact on goods derived from commodities denominated in U.S. Dollar such as meat and chicken.

     In addition, investments on logistics and distribution made by the Company in the middle of 2004 also derived in the reduction of such costs.

Payroll & Related Benefits

     As a percentage of net restaurant sales, store payroll and related benefits increased from (22.3%) for the three months ended March 31, 2004 to (22.8%) for the same period ended March 31, 2005.

     This increase is due to the raise of Company’s store personnel salaries of approximately 6.6% provided by union-driven agreements. As a consequence, social charges that are computed based on employees salaries increased as well.

Restaurant Occupancy Costs and Other Expenses

     Restaurant occupancy costs and other expenses expressed as a percentage of net restaurant sales were approximately (11.5%) and (12.9%) for the three months ended March 31, 2005 and 2004, respectively.

     Minimum rent obligations increase due its indexation to Brazilian inflation, currently at 11.2% per annum, however, the growth of sales optimized the occupancy cost resulting on a percentage decrease.

Contracted Services

     Expenses related to contracted services expressed as a percentage of net restaurant sales were approximately (11.9%) and (13.9%) for the three months ended March 31, 2005 and 2004, respectively.

     This decrease is mainly attributable the reduction of utilities (especially communication), to decreases on money collection expenses as well as delivery costs.

     Those reductions were partially offset by increases in the costs of maintenance on equipments and buildings.

Other Store Cost and Expenses

     Other store cost and expenses expressed as a percentage of net restaurant sales were approximately (4.0%) and (4.7%) for the three months ended March 31, 2005 and 2004, respectively.

     Other store cost and expenses remained at a constant level from period to period, however, the growth of sales mentioned above provided percentage decrease of such expenses in comparison with company’s revenues.

Franchise Results

Net Franchise Royalty Fees

     Net franchise royalty fees increased R$643 or 34.4%, to R$2,513 for the three months ended March 31, 2005 as compared to R$1,870 for the three months ended March 31, 2004.

     This increase is attributable to the growth of Company’s franchise business from 286 retail outlets as of March 31, 2004 to 330 as of March 31, 2005 and to the macroeconomic environment improvement in Brazil.

Franchise Costs and Expenses

     Franchise cost and expenses expressed as a percentage of net restaurant sales were approximately (2.5%) and (2.6%) for the three months ended March 31, 2005 and 2004, respectively.

     Such decrease is attributable to the optimization of the franchise expenses related to the growth of the franchise network.

Marketing, General and Administrative (Expenses) Income

Marketing income (expenses)

     As a percentage of net restaurant sales, net marketing income were approximately (0.6)% and 1.5% for the three months ended March 31, 2005 and 2004, respectively.

     The reverse of net marketing income for the three months ended March 31, 2004 to net marketing expenses for three months ended March 31, 2005 is attributable to higher marketing investments mainly related to TV commercials.

General and Administrative Expenses

     As a percentage of restaurant sales, general and administrative expenses were approximately (10.9%) and (10.4%) for the three months ended March 31, 2005 and 2004, respectively.

     This increase is attributable to increase in salaries and labor charges of Company’s administrative personnel, to increases on legal and consulting as well as administrative rental costs.

     Those increases were partially offset by reduction of utilities expenses (mainly electricity).

Other Operating Income (Expenses)

     Other operating income (expense) expressed as a percentage of net restaurant sales were 8.1%, for the three months ended March 31, 2004 to 10.3% for the three months ended March 31, 2005.

     Other operating income (expenses) are mainly comprised of the initial fees paid by Company’s franchisees, as well as income derived from suppliers pursuant to terms of certain exclusivity agreements and non recurring income or expenses. The following table sets forth the breakdown of Other Operating Income (Expense):

	March 31,
	2005		2004
Exclusivity and Rebate Agreements	R$	975	R$	1,137
Income from properties leasing		96		42
Initial Fees		188		348
Uncollectable receivables		(141)		(157)
Reassessed tax and other tax adjustments		809		—
Transport and logistic operating income		362		—
Preopening and other expenses		(425)		(57)

	R$	1,864	R$	1,313

     The first quarter of 2005 was impacted by the reassessed tax reversal discussed at note 4 of the consolidated financial statements and by the operations of Venbo ´s subsidiary. This positive impact was partially offset by write-offs of specific rebate receivables and by the reduction of initial fees. Decrease on initial fees was due to opening of a greater number of franchised kiosks which proceeds are lower than franchised restaurants.

Depreciation and Amortization (Stores and Headquarters)

     As a percentage of net restaurant sales, depreciation and amortization were approximately (4.7%) and (4.4%) for the three months ended March 31, 2005 and 2004, respectively.

     The increase on depreciation and amortization expenses is due to the acquisition of trucks for the operation of Suprilog (Venbo’s subsidiary)

Impairment of Assets and Net Result of Assets Sold

     The Company usually review its fixed assets in accordance with SFAS 144, which requires that long-lived assets being disposed of be measured at the lower of carrying amount or fair value less cost to sell. As a consequence of such review, the Company recorded expenses in the first quarter of 2005 derived by the adjustments to reach such appropriate fixed asset value.

     During the quarter ended March 31, 2004, Company’s review in accordance with SFAS 144, derived no charge to the income statement.

Interest Income (Expenses) and Foreign Exchange Gain (loss)

Interest Income and Expenses

     As a percentage of net restaurant sales, net interest expense were approximately (1.1)% and (2.0)% for the three months ended March 31, 2005 and 2004, respectively.

     The percentage decrease for the three months ended March 31, 2005 as compared to the same period in 2004 is primarily attributable to reduction of the level of Company’s bank indebtedness.

Foreign Exchange and Monetary Restatement Gain (Loss)

     As a percentage of net restaurant sales, net foreign exchange gain and/or losses were approximately (0.1)% and (5.2)% for the three months ended March 31, 2005 and 2004, respectively.

     This decrease is a result of reversing the monetary restatement of reassessed taxes in connection with its adjustment discussed at note 4 of the consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

(Amounts in thousand of Brazilian reais)

A) Introduction

     Since March 1996, we have funded Company’s cumulative operating losses of R$61,113 and made acquisitions of businesses and capital improvements (including remodeling of Company’s stores) by using cash remaining at the closing of Company’s acquisition of Venbo, by borrowing funds from various sources and from private placements of Company’s securities. As of March 31, 2005, we had cash on hand of R$1,087 and a working capital deficiency of R$5,395.

     For the quarter ended March 31, 2005, we had net cash provided in operating activities of R$1,844, net cash used in investing activities of R$691 and net cash used on financing activities of R$1,783. Net cash used in investing activities was primarily the result of Company’s investment in property and equipment to improve Company’s retail operations. Net cash used on financing activities was a result of Company’s repayment (some in advance) of borrowings from financial institutions.

     Company’s earnings before interest, taxes, depreciation and amortization (EBITDA) were as follows:

	Three Months Ended March 31,
	2005		2004
NET INCOME	R$	2,018	R$	1,040
Interest expenses, Monetary and Foreign exchange loss		218		1,157
Income taxes		588		—
Depreciation and amortization		846		707

EBITDA	R$	3,670	R$	2,904

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

B) Debt Obligation — financial institutions

     Company’s cash resources are currently used primarily to pay for the servicing costs on Company’s debt obligations. Company’s debt obligations as of March 31, 2005 were as follows:

	March, 31
	2005
Revolving lines of credit (a)	R$	553
Related party loans (b)		381
Mortgages payable (c)		1,349
Notes payable linked to fixed assets acquisition (d)		1,341
Leasing facilities (e)		1,066
Other notes payable		183

		4,873

Less: current portion		(4,202)

	R$	671

     At March 31, 2005, future maturities of notes payable are as follows:

December 31,
Remaining 2005	R$	3,361
2006		1,231
2007		270
2008		11

	R$	4,873

(a)	Due on demand from various Brazilian financial institutions with interest rates of 33% per annum, and guaranteed by certain officers and receivables. Currently, the Company has approximately R$500 of unused credit line.

(b)	Credit facilities from related parties, including company and private individuals. Repayment of principal is indexed to IGP-M (currently at 11.2% per annum) with interest of 12.0% per annum. Those transactions were made at usual market value.

(c)	Comprised of credit facilities from two Brazilian private financial institutions, guaranteed by certain officers and receivables. Repayment of principal of one facility and the payment of interests of 36.9% per annum is due in seven monthly installments (ending October 2005) of approximately R$115. Repayment of principal of the other facility is due in 4 monthly installments (ending July 2005) of approximately R$155. Interest of 33% per annum is due monthly in addition to principal repayment.

(d)	This credit facility was used to purchase two stores. Repayment of principal is due in sixteen monthly installments of R$53, ending July 2006, in addition of one payment of R$497on January 2006. There is no interest charged on these borrowings. Principal is indexed to Brazilian inflation measured by IGP-M. This facility is secured by the fixed assets purchased.

(e)	This amount is comprised of 10 different lease facilities with Brazilian private institutions:

–	eight of such facilities provide maximum borrowing of R$2,020 for the funding of trucks and other vehicle; payable in monthly installments together with interest with final payments due ranging from January 2005 to February 2008; secured by equipment under lease;

–	the remaining two facilities provide maximum borrowing of R$260 for the funding of truck equipment; one of such facility is payable in monthly installments together with interest totaling R$4 (final payment due on December, 2005) and the other facility is payable in monthly installments together with interest totaling R$3 (final payment due on December, 2007); both facilities are secured by equipment under lease;

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

     During the last agreement, a portion of the Company’s state tax liability was not recognized by the fiscal authorities and another portion is being recalculated by them. The consolidation of the remaining debt is not expected to be computed during 2005. Company estimates that both portions amounts to R$1,086 and fully accrued such amount as of March 31, 2005.

     During 2005, the Company did not paid any significant amounted related to Rio de Janeiro state government agreements.

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

     All installments related to those programs have been paid on a timely basis. During 2005, the Company paid approximately R$340 related to such Brazilian Federal tax amnesty program.

D) Debt Obligation — summary

     Considering all the above mentioned fiscal debts, we are required to pay restructured past-due Brazilian state taxes of approximately R$1,086 and federal taxes of approximately R$14,918.

     For the remaining period of 2005, we expect to pay approximately R$1,020 pursuant to the federal tax amnesty program. We do not expect to have any payment regarding the state tax settlements during 2005, since the remaining balance is not expected to be consolidated by the tax authorities through this period.

E) Other Obligations

     We also have long-term contractual obligations in the form of operating lease obligations related to Company’s owned and operated stores.

     The future minimum lease payments under those obligations with an initial or remaining noncancelable lease terms in excess of one year at March 31, 2005 are as follows:

	Contractual
Fiscal Year	Leases
Remaining 2005	R$	3,891
2006		4,580
2007		3,588
2008		2,874
2009		1,950
Thereafter		2,046

	R$	18,929

     In the past, we have generated cash and obtained financing sufficient to meet Company’s debt obligations. We plan to fund Company’s current debt obligations mainly through cash provided by Company’s operations, borrowings and capital raising.

     Company’s average cost to open a retail outlet was approximately R$300,000 to R$500,000 including leasehold improvements, equipment and beginning inventory, as well as expenses for store design, site selection, lease negotiation, construction supervision and obtaining permits.

     We have estimated that Company’s capital expenditures for fiscal 2005, which will be used to maintain and upgrade Company’s current restaurant network, will be approximately R$4,456. We anticipate that the primary use of Company’s cash resources during 2005 will be to service Company’s debt obligations. During 2005 we intend to focus Company’s efforts on expanding both the number of Company’s franchisees and the number of Company’s franchised stores, neither of which are expected to require significant capital expenditures.

     As discussed above, we have contractual obligations in different forms.

     The following table summarizes Company’s contractual obligations and financial commitments, as well as their aggregate maturities.

	Contractual
Fiscal Year	Leases		Fiscal Debt		Loans Payable		Total
Remaining 2005	R$	3,891	R$	1,360	R$	3,361	R$	8,612
2006		4,580		2,446		1,231		8,257
2007		3,588		1,360		270		5,218
2008		2,874		1,360		11		4,245
2009		1,950		1,360		—		3,310
Thereafter		2,046		8,118		—		10,164

	R$	18,929	R$	16,004	R$	4,873	R$	39,806

     Cash provided by operations along with Company’s borrowing capacity and other sources of cash will be used to satisfy the obligations and Company’s estimates for capital improvements (including remodeling of Company’s stores).

     We plan to address Company’s immediate and future cash flow needs to include focusing on a number of areas including:

–	the sale of certain of Company’s owned and operated stores;

–	the reduction of expenses, including reducing Company’s per-store headcount expense by continuing to expand Company’s operations while maintaining Company’s current headcount;

–	the expansion of Company’s franchisee base, which may be expected to generate additional cash flows from royalties and franchise initial fees without significant capital expenditures;

–	the introduction of new programs and menu expansions to meet consumer needs and wishes; and

–	negotiation with suppliers in order to obtain significant rebates in long term supply contracts;

–	renegotiation of past due receivables with franchisees.

GOING CONCERN ISSUE

     In order to sustain Company’s operations, we have, in the past, been dependent upon the continued forbearance of Company’s creditors. While we are currently in full compliance with agreements with Company’s creditors, there can be no assurance that we will not be forced to seek the forbearance of Company’s creditors in the future. In addition, there can be no assurance that Company’s plans will be realized, or that additional financing will be available to us when needed, or on terms that are desirable. Furthermore, there can be no assurance that we will locate suitable new franchisees, or desirable locations for new and existing franchisees to open stores. Company’s ability to further reduce expenses and optimize Company’s headcount is directly impacted by Company’s need to maintain an infrastructure to support changing the locations, if required, of both Company’s current and future stores and operations. Company’s ability to re-market Company’s owned and operated stores to franchisees, and to generate cash flows from such activities, is impacted by Company’s ability to locate suitable buyers with the interest and capital to complete such transactions, and the time to complete such sales. Additionally, Company’s ability to achieve Company’s plans is further impacted by the instability of both the political and economic environment in Brazil, which has a direct impact on the desire and ability of consumers to visit fast food outlets. We are also dependent upon the continued employment of key personnel. These factors, among others, raise substantial doubt about Company’s ability to continue as a going concern.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Management’s discussion and analysis of financial condition and results of operations are based upon Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses as well as related disclosures. On an ongoing basis, we evaluate Company’s estimates and judgments based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

     We annually review Company’s financial reporting and disclosure practices and accounting policies to ensure that they provide accurate and transparent information relative to the current economic and business environment. We believe that of Company’s significant accounting policies the following involve a higher degree of judgment and/or complexity.

Constant currency restatement

     Through June 30, 1997 the Brazilian economy was hyperinflationary as defined in Statement of Financial Accounting Standards (“SFAS”) No.52. The financial statements prior to that time were comprehensively restated for the effects of inflation. After that date, inflation restatement was not applied, however the non- monetary assets reflect the effects of inflation through that date.

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

Share-Based Payment

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment”. This statement is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. This statement requires that the Company records compensation expense for stock options issued based on the estimated fair value of the options at the date of grant. This statement is effective as of the first interim period beginning after June 15, 2005. We currently are not required to record stock-based compensation charges if the employee’s stock option exercise price is equal to or exceeds the fair value of the stock at the date of grant. We have not yet determined what impact, if any, the proposed pronouncement would have on Company’s financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

     We are not involved in any off-balance sheet arrangements.

FORWARD-LOOKING STATEMENTS

     Forward-looking statements in this report, including statements relating, among other things, to our business plans, business and growth strategies, objectives, expectations, trends, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate” and similar expressions identify forward-looking statements, which speak only as of the date the statement is made. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Investors are cautioned that such forward-looking statements involve risks and uncertainties, some or all of which cannot be predicted or quantified and are beyond our control, including, without limitation, those risks and uncertainties described in the risk factors set forth in certain of our periodic filings with the Securities and Exchange Commission, including the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on April 15, 2005. Investors are urged to read such periodic filings and the risk factors contained in those filings.

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

ITEM 4. CONTROLS AND PROCEDURES.

     Under the supervision and with the participation of management, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer, Ricardo Bomeny, who is also our acting Principal Financial Officer has concluded that, as of March 31, 2005, these disclosure controls and procedures were effective in timely alerting him to material information relating to our company required to be included in our periodic SEC reports. Since March 31, 2005, there were no significant changes in our internal control over financial reporting, or in other factors, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

     During the first quarter 2005, the Company purchased a total of 9,800 shares of common stock for R$16.

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

Date: May 23, 2005

Brazil Fast Food Corp. (Registrant)

By:	/s/ Ricardo Figueiredo Bomeny
Ricardo Figueiredo Bomeny
Chief Executive Officer and acting Chief Financial Officer