Form 10-Q
period 2005-06-30
BRAZIL FAST FOOD CORP
filed 2005-08-15
CIK 914537

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
     As of August 12, 2005 there were issued and outstanding 8,102,177 shares of the Registrant’s Common Stock, par value $0.0001.

Part I — Financial Information
Item I. Financial Statements
BRAZIL FAST FOOD CORP. AND SUBSIDIARY
Consolidated Balance Sheets (Unaudited)
(in thousands of Brazilian Reais, except share amounts)

	June, 30		December 31,
	2005		2004
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	R$	920	R$	1,717
Inventories		1,728		2,366
Accounts receivable
Clients		1,568		1,820
Franchisees		4,532		5,690
Allowance for doubtful accounts		(1,420)		(1,420)
Prepaid expenses		847		874
Other current assets		482		1,166

TOTAL CURRENT ASSETS		8,657		12,213

PROPERTY AND EQUIPMENT, NET		16,489		16,142

DEFERRED CHARGES, NET		5,813		6,307

OTHER RECEIVABLES AND OTHER ASSETS		3,817		3,197

TOTAL ASSETS	R$	34,776	R$	37,859

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:

Notes payable	R$	4,174	R$	5,976
Accounts payable and accrued expenses		5,510		6,104
Payroll and related accruals		2,693		1,956
Income taxes accruals		310		343
Taxes, other than income taxes		499		768
Deferred income		753		784
Reassessed taxes		1,788		1,339
Other current liabilities		258		178

TOTAL CURRENT LIABILITIES		15,985		17,448

NOTES PAYABLE, less current portion		373		1,489

DEFERRED INCOME, less current portion		2,690		2,628

CONTINGENCIES AND REASSESSED TAXES, less current portion (note 4)		18,651		20,457

OTHER LIABILITIES		2		29

TOTAL LIABILITIES		37,701		42,051

SHAREHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $.01 par value, 5,000 shares authorized; no shares issued		—		—
Common stock, $.0001 par value, 12,500,000 shares authorized; 8,102,177 and 8,066,540 shares issued and outstanding		1		1
Additional paid-in capital		59,865		59,865
Treasury Stock		(64)		—
Deficit		(61,793)		(63,131)
Accumulated comprehensive loss		(934)		(927)

TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)		(2,925)		(4,192)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	R$	34,776	R$	37,859

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARY
Consolidated Statements of Operations (Unaudited)
(in thousands of Brazilian Reais, except share amounts)

	Six Months Ended June 30,
	2005		2004
STORE RESULTS

Net Restaurant Sales	R$	34,873	R$	31,851
Store Costs and Expenses
Food, Beverage and Packaging		(13,072)		(11,949)
Payroll & Related Benefits		(8,326)		(7,120)
Restaurant Occupancy		(4,276)		(4,207)
Contracted Services		(4,320)		(4,435)
Depreciation and Amortization		(1,069)		(1,136)
Other Store Costs and Expenses		(1,396)		(1,224)

Total Store Costs and Expenses		(32,459)		(30,071)

STORE OPERATING INCOME		2,414		1,780

FRANCHISE RESULTS

Net Franchise Royalty Fees	R$	4,662	R$	3,623
Franchise Costs and Expenses		(971)		(1,000)

FRANCHISE OPERATING INCOME		3,691		2,623

MARKETING, GENERAL AND ADMINISTRATIVE (EXPENSES) INCOME

Marketing (Expenses) Income		(593)		(14)
Administrative Expenses		(4,274)		(3,761)
Other Operating Income (Expenses)		2,842		1,845
Depreciation and Amortization		(610)		(296)
Net result of assets sold and impairment of assets		(568)		49

Total Marketing, G & A (Expenses) Income		(3,203)		(2,177)

OPERATING INCOME		2,902		2,226

Interest Income (Expense)		(787)		(1,397)
Foreign Exchage and Monetary Restatement Gain (Loss)		(25)		(213)

NET INCOME BEFORE INCOME TAX		2,090		616

Income taxes		(752)		(23)

NET INCOME	R$	1,338	R$	593

NET INCOME (LOSS) PER COMMON SHARE
BASIC AND DILUTED	R$	0.17	R$	0.08

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:
BASIC AND DILUTED		8,102,177		7,871,540

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARY
Consolidated Statements of Operations (Unaudited)
(in thousands of Brazilian Reais, except share amounts)

	Three Months Ended June 30,
	2005		2004
STORE RESULTS

Net Restaurant Sales	R$	16,774	R$	15,697
Store Costs and Expenses
Food, Beverage and Packaging		(6,434)		(5,936)
Payroll & Related Benefits		(4,201)		(3,524)
Restaurant Occupancy		(2,193)		(2,122)
Contracted Services		(2,161)		(2,195)
Depreciation and Amortization		(529)		(583)
Other Store Costs and Expenses		(677)		(460)
Total Store Costs and Expenses		(16,195)		(14,820)

STORE OPERATING INCOME		579		877

FRANCHISE RESULTS

Net Franchise Royalty Fees	R$	2,149	R$	1,753
Franchise Costs and Expenses		(515)		(574)

FRANCHISE OPERATING INCOME		1,634		1,179

MARKETING, GENERAL AND ADMINISTRATIVE (EXPENSES) INCOME

Marketing (Expenses) Income		(486)		(263)
Administrative Expenses		(2,306)		(2,086)
Other Operating Income (Expenses)		978		532
Depreciation and Amortization		(304)		(142)
Net result of assets sold and impairment of assets		(17)		(68)

Total Marketing, G & A (Expenses) Income		(2,135)		(2,027)

OPERATING INCOME		78		29

Interest Income (Expense)		(592)		(1,076)
Foreign Exchage and Monetary Restatement Gain (Loss)		(2)		623

NET INCOME (LOSS) BEFORE INCOME TAX		(516)		(424)

Income taxes		(164)		(23)

NET INCOME (LOSS)	R$	(680)	R$	(447)

NET (LOSS) PER COMMON SHARE
BASIC AND DILUTED	R$	(0.08)	R$	(0.06)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:
BASIC AND DILUTED		8,102,177		7,936,540

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARY
Consolidated Statements of Comprehensive Loss (Unaudited)
(in thousands of Brazilian Reais)

	Six Months Ended June 30,				Three Months Ended June 30,
	2005		2004		2005		2004
Net Income (Loss)	R$	1,338	R$	593	R$	(680)	R$	(447)
Other comprehensive loss:
Foreign currency translation adjustment		(7)		(28)		(7)		(26)

Comprehensive income (loss)	R$	1,331	R$	565	R$	(687)	R$	(473)

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARY
Consolidated Statements of Changes In Shareholders’ Equity (Unaudited)
(in thousands of Brazilian Reais)

	Common Stock			Additional							Accumulated
				Paid-In				Treasury			Comprehensive
	Shares	Par Value		Capital		(Deficit)		Stock			Loss	Total
Balance, December 31, 2004	8,102,177	R$	1	R$	59,865	R$	(63,131)	R$	—	R$	(927)	R$	(4,192)

Net Income	—		—		—		1,338				—		1,338

Cummulative translation adjustment	—		—		—		—		—		(7)		(7)

Acquisition of Company’s own shares	—		—		—		—		(64)		—		(64)

Balance, June 30, 2005	8,102,177	R$	1	R$	59,865	R$	(61,793)	R$	(64)	R$	(934)	R$	(2,925)

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARY
Consolidated Statements of Cash Flows (Unaudited)
(in thousands of Brazilian Reais)

	Six Months Ended June, 30
	2005		2004
CASH FLOW FROM OPERATING ACTIVITIES:
NET INCOME	R$	1,338	R$	593
Adjustments to reconcile net income to cash provided by (used in) operating activities:

Depreciation and amortization		1,679		1,432
(Gain) Loss on assets sold		568		(115)
Services provided in exchange for shares		—		286

Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable		1,150		(258)
Inventories		638		(317)
Prepaid expenses and other current assets		711		320
Other assets		(620)		(267)
(Decrease) increase in:
Accounts payable and accrued expenses		(594)		(1,158)
Payroll and related accruals		737		361
Taxes other than income taxes		(302)		16
Other liabilities		53		(79)
Contingencies and reassessed taxes		(1,357)		(1,951)
Deferred income		35		736

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES		4,036		(401)

CASH FLOW FROM INVESTING ACTIVITIES:
Additions to property and equipment		(1,844)		(1,788)
Acquisition of Company’s own shares		(64)

CASH FLOWS USED IN INVESTING ACTIVITIES		(1,908)		(1,788)

CASH FLOW FROM FINANCING ACTIVITIES:
Net Borrowings (Repayments) under lines of credit		(2,918)		1,838

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES		(2,918)		1,838

EFFECT OF FOREIGN EXCHANGE RATE		(7)		(28)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		(797)		(379)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD		1,717		1,063

CASH AND CASH EQUIVALENTS AT END OF PERIOD	R$	920	R$	684

BRAZIL FAST FOOD CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements (Unaudited)
(in thousands of Brazilian Reais)
NOTE 1 — FINANCIAL STATEMENT PRESENTATION
     The accompanying financial statements have been prepared by Brazil Fast Food Corp. (the “Company”), without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2005 and for all periods presented have been made. The results of operations for the periods ended June 30, 2005 and 2004 are not necessarily indicative of the operating results for a full year. Unless otherwise specified all references in these financial statements to (i ) “Reais” or “R$” are to the Brazilian Real (singular), or to Brazilian Reais (plural), the legal currency of Brazil, and (ii ) “U.S. Dollars” or “$” are to United States’ dollars.
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
NOTE 3 — MANAGEMENT PLANS REGARDING GOING CONCERN
     Since the acquisition of Venbo Comercio de Alimentos Ltda. in 1996, the Company has sustained net losses totaling approximately R$61,793 and at June 30, 2005, consolidated current liabilities exceed consolidated current assets by R$7,328.
     To date, the Company has been dependent upon its initial capital, additional equity and debt financing to fund its operating losses and capital needed for expansion. Currently, the Company has approximately R$500 of unused credit line, subject to the Company ´s compliance with applicable financial covenants.
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
NOTE 4 — CONTINGENCIES AND REASSESSED TAXES
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
•	State tax — value added
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
During the last agreement, a portion of the Company state tax liability was not recognized by the fiscal authorities and another portion is being recalculated by them. During 2005, fiscal authorities computed some portions of the debt and the Company paid all of them, at the amount of approximately R$246. The entire consolidation of the remaining debt is expected to be computed during the remaining 2005 and 2006, and accordingly the Company accrued both portions, according to its estimates, as current and long term liability.

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
During 2005, the Company paid approximately R$733 related to such Brazilian Federal tax amnesty program (see note 4).
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
     During March, 2005, the Company filed a formal request with the Brazilian Federal Authorities, claiming to have its total debt reviewed. Such request, reconciles the amounts the Company had accrued at its accounting books (prior to the retroactive adjustment) to the amounts reported in the official statement at the same period. In connection with such request, and based on the Company’s legal advisors, a portion of that amount was reversed during the first quarter of 2005. The Company believes that the amounts accrued at the balance sheet as of June 30,2005 are correct, however, there is no assurance that the outcome of this situation will derive further liability to the Company.
Contingencies
•	Leasing litigation
During 2001, the Company claimed in Brazilian court that their lease financing contracts with IBM Leasing should not have their principal amounts indexed to the US dollar, but instead stated in Brazilian Reais bearing interest of 12% per annum. While awaiting the court’s determination, the Company has deposited all installment payments due under its lease financing agreements with the court in Reais, inclusive of 12% per annum interest. The installment payments ceased on November, 2002, the end of the contract term. Despite the Company’s claim that it owes the lower amounts, the Company has accrued the full contracted amounts as of June 30, 2005.
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
While awaiting the court’s determination, the Company is depositing monthly with the court the amount claimed by ISS. In addition, the Company has accrued the claimed amounts as of June 30, 2005.
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
The change of the accounting steps did not change the net results of marketing investments at the P&L for the purpose of prior period comparison.
Liabilities related to tax amnesty programs and litigation consist of the following:

	June 30, 2005						December 31, 2004
					Long						Long
	Total		Current		Term		Total		Current		Term
	Liability		Liability		Liability		Liability		Liability		Liability
Reassessed taxes
State tax (value-added)		856		428		428		1,039		—		1,039
Federal taxes (PAES)		14,856		1,360		13,496		16,215		1,339		14,876
Contingencies
Leasing litigation		3,144				3,144		3,144		—		3,144
ISS tax litigation		655				655		446		—		446
Other litigations		918				918		952		—		952

TOTAL	R$	20,439	R$	1,788	R$	18,651	R$	21,796	R$	1,339	R$	20,457

NOTE 5 — SERVICES PROVIDED IN EXCHANGE OF COMMON SHARES
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
     During the first six months of 2004 the Company charged R$77 to operating results related to those services. Such amount is a result of number of shares owed on accrual basis during the first quarter 2004, multiplied by their average fair value.
NOTE 6 — STOCK OPTION PLAN ACTIVITY
     During the last quarter of 2004, under the Company’s Stock Option Plan, the Compensation Committee granted options to purchase 32,500 shares with an average exercise price of $.26, immediate vesting, and valued at average fair value of $7,703 using the Black Scholes option pricing model. Such grant represents the compensation for the period comprised from June, 2004 to May, 2005.
     There were no options canceled during the six months ended June 30, 2005, under the Company’s Stock Option Plan.
     Under the Company’s Stock Option Plan, options to purchase a total of 160,000 shares have expired during the six months ended June 30, 2005.

NOTE 7 — TREASURY STOCK
     During the last quarter of 2004, the Company’s Board of Directors approved a stock repurchase plan covering the repurchase of as many as 200,000 shares of its own common stock at a maximum price of $0.60 per share. The plan goal is to optimize the cash generated in the Company’s U.S. office.
     During the first six months of 2005, the Company purchased a total amount of 41,200 shares, under the referred stock repurchase plan. The Company’s total disbursement for these transactions totaled to R$64 and was accounted for as a deduction of Paid in Capital, at the Stock Holders’ Equity.
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
RESULTS OF OPERATIONS — COMPARISON OF THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
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

     The following table sets forth certain operating data for the periods of three and six months ended June 30, 2005 and 2004:

	Six Months			Six Months			Three Months			Three Months
	Ended			Ended			Ended			Ended
	June 30, 2005%			June 30, 2004%			June 30, 2005%			June 30, 2004%
STORE RESULTS

Net Restaurant Sales	R$	34,873	100.0%	R$	31,851	100.0%	R$	16,774	100.0%	R$	15,697	100.0%
Store Costs and Expenses
Food, Beverage and Packaging		(13,072)	-37.5%		(11,949)	-37.5%		(6,434)	-38.4%		(5,936)	-37.8%
Payroll & Related Benefits		(8,326)	-23.9%		(7,120)	-22.4%		(4,201)	-25.0%		(3,524)	-22.5%
Restaurant Occupancy		(4,276)	-12.3%		(4,207)	-13.2%		(2,193)	-13.1%		(2,122)	-13.5%
Contracted Services		(4,320)	-12.4%		(4,435)	-13.9%		(2,161)	-12.9%		(2,195)	-14.0%
Depreciation and Amortization		(1,069)	-3.1%		(1,136)	-3.6%		(529)	-3.2%		(583)	-3.7%
Other Store Costs and Expenses		(1,396)	-4.0%		(1,224)	-3.8%		(677)	-4.0%		(460)	-2.9%
Total Store Costs and Expenses		(32,459)	-93.1%		(30,071)	-94.4%		(16,195)	-96.5%		(14,820)	-94.4%

STORE OPERATING INCOME		2,414	6.9%		1,780	5.6%		579	3.5%		877	5.6%

FRANCHISE RESULTS

Net Franchise Royalty Fees	R$	4,662	13.4%	R$	3,623	11.4%	R$	2,149	12.8%	R$	1,753	11.2%
Franchise Costs and Expenses		(971)	-2.8%		(1,000)	-3.1%		(515)	-3.1%		(574)	-3.7%

FRANCHISE OPERATING INCOME		3,691	10.6%		2,623	8.2%		1,634	9.7%		1,179	7.5%

MARKETING, GENERAL AND ADMINISTRATIVE (EXPENSES) INCOME

Marketing (Expenses) Income		(593)	-1.7%		(14)	0.0%		(486)	-2.9%		(263)	-1.7%
Administrative Expenses		(4,274)	-12.3%		(3,761)	-11.8%		(2,306)	-13.7%		(2,086)	-13.3%
Other Operating Income (Expenses)		2,842	8.1%		1,845	5.8%		978	5.8%		532	3.4%
Depreciation and Amortization		(610)	-1.7%		(296)	-0.9%		(304)	-1.8%		(142)	-0.9%
Net result of assets sold and impairment of assets		(568)	-1.6%		49	0.2%		(17)	-0.1%		(68)	-0.4%
Total Marketing, G & A (Expenses) Income		(3,203)	-9.2%		(2,177)	-6.8%		(2,135)	-12.7%		(2,027)	-12.9%

OPERATING INCOME (LOSS)		2,902			2,226			78			29

Interest Income (Expense)		(787)	-2.3%		(1,397)	-4.4%		(592)	-3.5%		(1,076)	-6.9%
Foreign Exchage and Monetary Restatement Gain (Loss)		(25)	-0.1%		(213)	-0.7%		(2)	0.0%		623	4.0%

NET INCOME (LOSS) BEFORE INCOME TAXES	R$	2,090	6.0%	R$	616	1.9%	R$	(516)	-3.1%	R$	(424)	-2.7%

Income taxes		(752)	-2.2%		(23)	-0.1%		(164)	-1.0%		(23)	-0.1%

NET INCOME (LOSS)	R$	1,338	3.8%	R$	593	1.9%	R$	(680)	-4.1%	R$	(447)	-2.8%

Store Results
Net Restaurant Sales
     Net restaurant sales for our company-owned retail outlets increased R$ 1,077 or 6.9%, to R$ 16,774 for the three months ended June 30, 2005 as compared to R$ 15,697 for the three months ended June 30, 2004.
     Net restaurant sales for our company-owned retail outlets increased R$ 3,022 or 9.5%, to R$ 34,873 for the six months ended June 30, 2005 as compared to R$ 31,851 for the same period ended June 30, 2004.
     Same store sales increased approximately 16.0% for the three months ended June 30, 2005 and the three months ended June 30, 2004, and approximately 14.7% for the six months ended in the same period.
Despite of turmoil on the Brazilian political environment observed during the end of the second quarter, economic background in Brazil follow the positive trends of first quarter of 2005. Most of Brazilian economic figures still show improvement from the first semester of previous year and, as a consequence, the overall consumer spend increased as well. The Company restaurant sales were favorably impacted by such economic trend. In addition, restaurant sales were positively impacted by (a) an intensive marketing campaign concerning one of the Company’s most popular products (“Ovomaltine” milkshake), (b) investments on remodeling stores and; (c) an average increase of 8.5% in the sales price of Company’s products since June 30, 2005.
Food, Beverage and Packaging Costs
     As a percentage of net restaurant sales, food, beverage and packaging costs were (38.4%) and (37.8%) for quarters ended June 30, 2005 and 2004, respectively. As a percentage of net restaurant sales, food, beverage and packaging costs were flat (37.5%) for both semesters ended June 30, 2005 and 2004.
     The increase of costs for the last quarter of 2005, contrasted to the same period of 2004 is mainly attributable to inventory shrinkage of French fries. These charges were due to non-recurring logistic failure.
     Such increase was partially offset the decrease on costs due to the Company’s ongoing efforts of reducing goods purchase prices with the main suppliers. Such negotiations have been beneficial to the company due to: (a) the permanent growth of our franchise network is enhancing its negotiation power with the suppliers; and (b) the devaluation of U.S. Dollar against the Brazilian reais, which provides a positive impact on imported goods such as French fries, along with a positive impact on goods derived from commodities denominated in U.S. Dollar such as meat and chicken.

Payroll & Related Benefits
     As a percentage of net restaurant sales, store payroll and related benefits increased from (22.5%) for the three months ended June 30, 2004 to (25.0%) for the same period ended June 30, 2005. As a percentage of net restaurant sales, store payroll and related benefits increased from (22.4%) for the six months ended June 30, 2004 to (23.9%) for the same period ended June 30, 2005. This increase is due to (i) the rise of Company’s store personnel salaries of approximately 6.6% provided by union-driven agreements. As a consequence, social charges that are computed based on employees salaries increased as well; (ii) growth of number of employees — new Operation Supervisors — ; (iii) conversion of trainees (which have no labor charges) into new employees.
Restaurant Occupancy Costs and Other Expenses
     Restaurant occupancy costs and other expenses expressed as a percentage of net restaurant sales were approximately (13.1%) and (13.5%) for the three months ended June 30, 2005 and 2004, respectively. Restaurant occupancy costs and other expenses expressed as a percentage of net restaurant sales were approximately (12.3%) and (13.2%) for the six months ended June 30, 2005 and 2004, respectively.
     These decreases are due to negotiations of lease contracts which included temporary and permanent lease cost reductions.
Contracted Services
     Expenses related to contracted services expressed as a percentage of net restaurant sales were approximately (12.9%) and (14.0%) for the quarters ended June 30, 2005 and 2004, respectively.
     Expenses related to contracted services expressed as a percentage of net restaurant sales were approximately (12.4%) and (13.9%) for the periods of six months ended June 30, 2005 and 2004, respectively.
     This decrease is mainly attributable to the reduction of utilities (especially communication), to decreases on money collection expenses as well as delivery costs. Those reductions were partially offset by increases in the costs of maintenance on equipments and buildings.

Other Store Cost and Expenses
     Other store cost and expenses expressed as a percentage of net restaurant sales were approximately (4.0%) and (2.9%) for the three months ended June 30, 2005 and 2004, respectively.
     Other store cost and expenses expressed as a percentage of net restaurant sales were approximately (4.0%) and (3.8%) for the six months ended June 30, 2005 and 2004, respectively.
     The increases are mainly attributable to the increase of cleaning material and higher expenses related to special events.
Franchise Results
Net Franchise Royalty Fees
     Net franchise royalty fees increased R$ 396,00 or 22.6%, to R$ 2,149,00 for the three months ended June 30, 2005 as compared to R$1,753,000 for the three months ended June 30, 2004.
     Net franchise royalty fees increased R$ 1,039,00 or 28.7%, to R$ 4,662,00 for the six months ended June 30, 2005 as compared to R$3,623,000 for the six months ended June 30, 2004.
     These increases are attributable to the growth of Company’s franchise business from 299 retail outlets as of June 30, 2004 to 338 as of June 30, 2005 and to the macroeconomic environment improvement in Brazil.
Franchise Costs and Expenses
     Franchise cost and expenses expressed as a percentage of net restaurant sales were approximately (3.1%) and (3.7%) for the periods of three months ended June 30, 2005 and 2004, respectively.
     Franchise cost and expenses expressed as a percentage of net restaurant sales were approximately (2.8%) and (3.1%) for the periods of six months ended June 30, 2005 and 2004, respectively.
     Such decreases are attributable to the optimization of the franchise expenses related to the growth of the franchise network.

Marketing, General and Administrative (Expenses) Income
Marketing income (expenses)
     Marketing income (expenses) is comprised of selling expenses incurred by the Company and the income received from the franchisees related to the contractual marketing funds.
     As a percentage of net restaurant sales, net marketing (expenses) were approximately (2.9%) and (1.7%) for the three months ended June 30, 2005 and 2004, respectively, a flat evolution.
     For the six months ended June 30, 2005 and 2004 the Company presented net marketing result, which were approximately (1.7%) and 0.1% of the respective net restaurant sales.
     The increase of net marketing expense is attributable to higher investments mainly related to TV commercials.
General and Administrative Expenses
     As a percentage of restaurant sales, general and administrative expenses were approximately (13.7%) and (13.3%) for the three months ended June 30, 2005 and 2004, respectively, and approximately (12.3%) and (11.8%) for the six months ended June 30, 2005 and 2004, respectively.
     This increase is attributable to increase in salaries and labor charges of Company’s administrative personnel and to traveling expenses. In addition, during 2005 there higher expenses related to consulting fees and administrative lease costs.
Other Operating Income (Expenses)
     Other operating income (expenses) are mainly comprised of the initial fees paid by Company’s franchisees, as well as income derived from suppliers pursuant to terms of certain exclusivity agreements and non recurring income or expenses. The following table sets forth the breakdown of Other Operating Income (Expense):

	June 30,
	2005		2004
Exclusivity and Rebate Agreements	R$	1,761	R$	1,759
Income from properties leasing		197		84
Initial Fees		645		818
Uncollectable receivables		(875)		(596)
Reassessed tax and other tax adjustments		809		—
Transport and logistic operating income		522		—
Preopening and other expenses		(217)		(220)

	R$	2,842	R$	1,845

     Other operating income (expense) expressed as a percentage of net restaurant sales were 5.8%, for the three months ended June 30, 2005 and 3.4% for the three months ended June 30, 2004.
     Other operating income (expense) expressed as a percentage of net restaurant sales were 8.1%, for the six months ended June 30, 2005 and 5.8% for the six months ended June 30, 2004.
     The first semester of 2005 was impacted by the reassessed tax reversal discussed at note 4 of the consolidated financial statements and by the operations of Venbo ´s subsidiary. This positive impact was partially offset by write-offs of specific rebate receivables and by the reduction of initial fees. Decrease on initial fees was due to opening of a greater number of franchised kiosks which proceeds are lower than franchised restaurants.
Depreciation and Amortization
     As a percentage of net restaurant sales, depreciation and amortization were approximately (5.0%) and (4.6%) for the three months ended June 30, 2005 and 2004, respectively.
     As a percentage of net restaurant sales, depreciation and amortization were approximately (4.8%) and (4.5%) for the six months ended June 30, 2005 and 2004, respectively.
     The increase on depreciation and amortization expenses is due to the acquisition of trucks for the operation of Suprilog (Venbo’s subsidiary).
Interest Income (Expenses) and Foreign Exchange Gain (loss)
Interest Income and Expenses
     As a percentage of net restaurant sales, net interest expense were approximately (3.5%) and (6.9%) for the three months ended June 30, 2005 and 2004, respectively. As a percentage of net restaurant sales, net interest expense were approximately (2.3%) and (4.4%) for the six months ended June 30, 2005 and 2004, respectively.
     The percentage decreases for the periods ended June 30, 2005 as compared to the same periods in 2004 are primarily attributable to reduction of the level of Company’s bank indebtedness.
Foreign Exchange and Monetary Restatement Gain (Loss)
     As a percentage of net restaurant sales, net foreign exchange gain (losses) were approximately 0.0% and 4.0% for the three months ended June 30, 2005 and 2004, respectively.
     As a percentage of net restaurant sales, net foreign exchange gain (losses) were approximately (0.1%) and (0.7%) for the semesters ended June 30, 2005 and 2004, respectively.
     This decrease is a result of reversing the monetary restatement of reassessed taxes in connection with its adjustment discussed at note 4 of the consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES (Amounts in thousand of Brazilian reais)
A) Introduction
     Since March 1996, we have funded Company’s cumulative operating losses of R$61,793 and made acquisitions of businesses and capital improvements (including remodeling of Company’s stores) by using cash remaining at the closing of Company’s acquisition of Venbo, by borrowing funds from various sources and from private placements of Company’s securities. As of June 30, 2005, we had cash on hand of R$920 and a working capital deficiency of R$7,328.
     For the quarter ended June 30, 2005, we had net cash provided in operating activities of R$4,036, net cash used in investing activities of R$1,908 and net cash used on financing activities of R$2,918. Net cash used in investing activities was primarily the result of Company’s investment in property and equipment to improve Company’s retail operations. Net cash used on financing activities was a result of Company’s repayment (some in advance) of borrowings from financial institutions.
     Company’s earnings before interest, taxes, depreciation and amortization (EBITDA) were as follows:

	Six Months Ended June 30,
	2005		2004
NET INCOME (LOSS)	R$	1,338	R$	593
Interest expenses, Monetary and Foreign exchange loss		812		1,610
Income taxes		752		23
Depreciation and amortization		1,679		1,432

EBITDA	R$	4,581	R$	3,658

     Company discloses EBITDA because it has been used as a target in past Stockholders’ Agreements. EBITDA is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, either loss from operations or net loss as an indicator of operating performance or cash flows as a measure of liquidity, as determined in accordance with accounting principles generally accepted in the United States.
B) Debt Obligation — financial institutions
     Company’s cash resources are currently used primarily to pay for the servicing costs on Company’s debt obligations. Company’s debt obligations as of June 30, 2005 were as follows:

	June 30,
	2005
Revolving lines of credit(a)	R$	1,160
Related party loans(b)		391
Mortgages payable(c)		743
Notes payable linked to fixed assets acquisition(d)		1,185
Leasing facilities(e)		928
Other notes payable		140

		4,547

Less: current portion		(4,174)

	R$	373

     At December 31, 2004, future maturities of notes payable are as follows:

December 31,
Remaining 2005	R$	3,856
2006		431
2007		249
2008		11

	R$	4,547

(a)	Due on demand from various Brazilian financial institutions with interest rates of 33% per annum, and guaranteed by certain officers and receivables. Currently, the Company has approximately R$500 of unused credit line, subject to Company ´s compliance with applicable financial covenants.

(b)	Credit facilities from related parties, including company and private individuals. Repayment of principal is indexed to IGP-M (currently at 11.2% per annum) with interest of 12.0% per annum. Those transactions were made at usual market value.

(c)	Comprised of credit facilities from two Brazilian private financial institutions, guaranteed by certain officers and receivables. Repayment of principal of one facility and the payment of interests of 36.9% per annum is due in four monthly installments (ending October 2005) of approximately R$115. Repayment of principal of the other facility is due in 1 installment (ending July 2005) of approximately R$155. Interest of 33% per annum is due monthly in addition to principal repayment.

(d)	This credit facility was used to purchase two stores. Repayment of principal is due in thirteen monthly installments of R$53, ending July 2006, in addition of one payment of R$497on January 2006. There is no interest charged on these borrowings. Principal is indexed to Brazilian inflation measured by IGP-M. This facility is secured by the fixed assets purchased.

(e)	This amount is comprised of 10 different lease facilities with Brazilian private institutions:
•	eight of such facilities provide maximum borrowing of R$2,020 for the funding of trucks and other vehicle; payable in monthly installments together with interest with final payments due ranging from January 2005 to February 2008; secured by equipment under lease;

•	the remaining two facilities provide maximum borrowing of R$260 for the funding of truck equipment; one of such facility is payable in monthly installments together with interest totaling R$4 (final payment due on December, 2005) and the other facility is payable in monthly installments together with interest totaling R$3 (final payment due on December, 2007); both facilities are secured by equipment under lease.

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
     During the last agreement, a portion of the Company state tax liability was not recognized by the fiscal authorities and another portion is being recalculated by them. During 2005, fiscal authorities computed some portions of the debt and the Company paid all of them, at the amount of approximately R$246. The entire consolidation of the remaining debt is expected to be computed during the remaining 2005 and 2006, and accordingly the Company accrued both portions, according to its estimates, as current and long term liability.
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
     All installments related to those programs have been paid on a timely basis. During 2005, the Company paid approximately R$733 related to such Brazilian Federal tax amnesty program.
D) Debt Obligation — summary
     Considering all the above mentioned fiscal debts, we are required to pay restructured past-due Brazilian state taxes of approximately R$856 and federal taxes of approximately R$14,856.
     For the remaining period of 2005, we expect to pay approximately R$600 pursuant to the federal tax amnesty program. We expect to have payments regarding the state tax settlements during 2005, however we are depending on calculations of such debt to be provided by the tax authorities. We cannot predict of how much of the debt will be consolidated and paid by the end of 2005.

E) Other Obligations
     We also have long-term contractual obligations in the form of operating lease obligations related to Company’s owned and operated stores.
     The future minimum lease payments under those obligations with an initial or remaining noncancelable lease terms in excess of one year at June 30, 2005 are as follows:

	Contractual
Fiscal Year	Leases
Remaining 2005	R$	2,562
2006		4,580
2007		3,588
2008		2,874
2009		1,950
Thereafter		2,046

	R$	17,600

     In the past, we have generated cash and obtained financing sufficient to meet Company’s debt obligations. We plan to fund Company’s current debt obligations mainly through cash provided by Company’s operations and borrowings.
     Company’s average cost to open a retail outlet was approximately R$300,000 to R$500,000 including leasehold improvements, equipment and beginning inventory, as well as expenses for store design, site selection, lease negotiation, construction supervision and obtaining permits.
     We have estimated that Company’s capital expenditures for fiscal 2005, which will be used to maintain and upgrade Company’s current restaurant network, will be approximately R$4,456. We anticipate that the primary use of Company’s cash resources during 2005will be to service Company’s debt obligations. During 2005 we intend to focus Company’s efforts on expanding both the number of Company’s franchisees and the number of Company’s franchised stores, neither of which are expected to require significant capital expenditures.
     As discussed above, we have contractual obligations in different forms.
     The following table summarizes Company’s contractual obligations and financial commitments, as well as their aggregate maturities.

	Contractual		Fiscal		Loans
Fiscal Year	Leases		Debt		Payable		Total
Remaining 2005	R$	2,562	R$	1,788	R$	3,856	R$	8,206
2006		4,580		1,778		431		6,789
2007		3,588		1,350		249		5,187
2008		2,874		1,350		11		4,235
2009		1,950		1,350		—		3,330
Thereafter		2,046		8,098		—		10,144

	R$	17,600	R$	15,712	R$	4,547	R$	37,859

     Cash provided by operations along with Company’s borrowing capacity and other sources of cash will be used to satisfy the obligations and Company’s estimates for capital improvements (including remodeling of Company’s stores).
     We plan to address Company’s immediate and future cash flow needs to include focusing on a number of areas including:
•	the sale of certain of Company’s owned and operated stores;

•	the reduction of expenses, including reducing Company’s per-store headcount expense by continuing to expand Company’s operations while maintaining Company’s current headcount;

•	the expansion of Company’s franchisee base, which may be expected to generate additional cash flows from royalties and franchise initial fees without significant capital expenditures;

•	the introduction of new programs (including training) and menu expansions to meet consumer needs and wishes;

•	negotiation with suppliers in order to obtain significant rebates in long term supply contracts; and

•	renegotiation of past due receivables with franchisees.
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
Share-Based Payment
     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment”. This statement is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. This statement requires that the Company records compensation expense for stock options issued based on the estimated fair value of the options at the date of grant. For the Company, this statement is effective as of the first interim period beginning after December 15, 2005. We currently are not required to record stock-based compensation charges if the employee’s stock option exercise price is equal to or exceeds the fair value of the stock at the date of grant. We have not yet determined what impact, if any, the proposed pronouncement would have on Company’s financial statements.
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
ITEM 4. CONTROLS AND PROCEDURES.
     Under the supervision and with the participation of management, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer, Ricardo Bomeny, who is also our acting Principal Financial Officer has concluded that, as of June 30, 2005, these disclosure controls and procedures were effective in timely alerting him to material information relating to our company required to be included in our periodic SEC reports. Since June 30, 2005, there were no significant changes in our internal control over financial reporting, or in other factors, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION
ITEM 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.
     During the first quarter 2005, the Company purchased a total of 9,800 shares of common stock for R$16. During the second quarter 2005, the Company purchased additional of 31,400 shares of common stock for R$48.
ITEM 4. Submission of Matters to a Vote of Security Holders
     On July 13, 2005, the Company held an annual meeting of the stockholders of the Common Stock to vote to elect seven persons to the Company’s Board of Directors.
     The following table sets forth the votes for, against or withheld with respect to the election of the directors:

Director Nominee	Votes Cast For	Votes Withheld
Omar Carneiro da Cunha	4,753,875	0
José Ricardo Bousquet Bomeny	4,753,875	0
Stephen J. Rose	4,753,875	0
Guillermo Hector Pisano	4,753,875	0
Gustavo Figueiredo Bomeny	4,753,875	0
Rômulo Borges Fonseca	4,753,875	0
Peter J. F. van Voorst Vader	4,753,875	0
ITEM 6. Exhibits.
     (a) Exhibits

Number	Title
31.1	Certification by Ricardo Figueiredo Bomeny, Chief Executive Officer and acting Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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
Date: August 15, 2005

Brazil Fast Food Corp. (Registrant)
By:	/s/ Ricardo Figueiredo Bomeny
Ricardo Figueiredo Bomeny
Chief Executive Officer and acting Chief Financial Officer