Form 10-Q
period 2005-09-30
BRAZIL FAST FOOD CORP
filed 2005-11-14
CIK 914537

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005
Commission File Number: 0-23278

Brazil Fast Food Corp.
(Exact name of Registrant as specified in its charter)

Delaware	13-3688737
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)
Rua Voluntarios da Patria, CEP 22270-010
89-9 andar, Botafogo, Rio de Janeiro, Brazil
(Address of principal executive offices)
Registrant’s telephone number: 011 55 21 2536-7500

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
     As of November 12, 2005 there were issued and outstanding 8,102,177 shares of the Registrant’s Common Stock, par value $0.0001.

ITEM 1. FINANCIAL STATEMENTS
BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
(in thousands of Brazilian Reais, except share amounts)

	September 30,		December 31,
	2005		2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	R$	972	R$	1,717
Inventories		1,879		2,366
Accounts receivable		—
Clients		1,676		1,820
Franchisees		4,580		5,690
Allowance for doubtful accounts		(1,420)		(1,420)
Prepaid expenses		756		874
Other current assets		1,093		1,166

TOTAL CURRENT ASSETS		9,536		12,213

PROPERTY AND EQUIPMENT, NET		16,600		16,142
DEFERRED CHARGES, NET		5,645		6,307
OTHER RECEIVABLES AND OTHER ASSETS		4,170		3,197

TOTAL ASSETS	R$	35,951	R$	37,859

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Notes payable	R$	4,048	R$	5,976
Accounts payable and accrued expenses		5,543		6,104
Payroll and related accruals		2,937		1,956
Income taxes accruals		68		343
Taxes, other than income taxes		635		768
Deferred income		866		784
Reassessed taxes		1,713		1,339
Other current liabilities		510		178

TOTAL CURRENT LIABILITIES		16,320		17,448
NOTES PAYABLE, less current portion		428		1,489
DEFERRED INCOME, less current portion		2,997		2,628
CONTINGENCIES AND REASSESSED TAXES, less current portion (note 4)		18,696		20,457
OTHER LIABILITIES		—		29

TOTAL LIABILITIES		38,441		42,051

SHAREHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $.01 par value, 5,000 shares authorized; no shares issued		—		—
Common stock, $.0001 par value, 12,500,000 shares authorized; 8,102,177 shares issued and outstanding		1		1
Additional paid-in capital		59,865		59,865
Treasury Stock		(100)		—
Deficit		(61,309)		(63,131)
Accumulated comprehensive loss		(947)		(927)

TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)		(2,490)		(4,192)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	R$	35,951	R$	37,859

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
(in thousands of Brazilian Reais, except share amounts)

	Nine Months Ended September 30,
	2005		2004
STORE RESULTS

Net Restaurant Sales	R$	53,094	R$	46,933
Store Costs and Expenses
Food, Beverage and Packaging		(19,806)		(17,063)
Payroll & Related Benefits		(12,284)		(10,689)
Restaurant Occupancy		(6,524)		(6,252)
Contracted Services		(6,320)		(6,310)
Depreciation and Amortization		(1,625)		(1,688)
Other Store Costs and Expenses		(2,069)		(1,600)

Total Store Costs and Expenses		(48,628)		(43,602)

STORE OPERATING INCOME		4,466		3,331

FRANCHISE RESULTS

Net Franchise Royalty Fees	R$	7,005	R$	5,540
Franchise Costs and Expenses		(1,528)		(1,477)

FRANCHISE OPERATING INCOME		5,477		4,063

MARKETING, GENERAL AND ADMINISTRATIVE (EXPENSES) INCOME

Marketing (Expenses) Income		(2,278)		(571)
General and Administrative Expenses		(6,584)		(5,726)
Other Operating Income (Expenses)		4,156		1,951
Depreciation and Amortization		(912)		(473)
Net result of assets sold and impairment of assets		(702)		208

Total Marketing, G & A (Expenses) Income		(6,320)		(4,611)

OPERATING INCOME		3,623		2,783

Interest Income (Expense)		(832)		(1,755)
Foreign Exchage and Monetary Restatement Gain (Loss)		(4)		(214)

NET INCOME BEFORE INCOME TAX		2,787		814

Income taxes		(965)		(110)

NET INCOME BEFORE MINORITY INTEREST	R$	1,822	R$	704

Minority Interest		—		(47)

NET INCOME		1,822		657

NET INCOME PER COMMON SHARE
BASIC AND DILUTED	R$	0.22	R$	0.08

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC AND DILUTED		8,102,177		7,936,540

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
(in thousands of Brazilian Reais, except share amounts)

	Three Months Ended September 30,
	2005		2004
STORE RESULTS

Net Restaurant Sales	R$	18,221	R$	15,082
Store Costs and Expenses		—		—
Food, Beverage and Packaging		(6,734)		(5,114)
Payroll & Related Benefits		(3,958)		(3,569)
Restaurant Occupancy		(2,248)		(2,045)
Contracted Services		(2,000)		(1,875)
Depreciation and Amortization		(556)		(552)
Other Store Costs and Expenses		(673)		(376)
Total Store Costs and Expenses		(16,169)		(13,531)

STORE OPERATING INCOME		2,052		1,551

FRANCHISE RESULTS
Net Franchise Royalty Fees	R$	2,343	R$	1,917
Franchise Costs and Expenses		(557)		(477)

FRANCHISE OPERATING INCOME		1,786		1,440

MARKETING, GENERAL AND ADMINISTRATIVE (EXPENSES) INCOME

Marketing (Expenses) Income		(1,685)		(557)
General and Administrative Expenses		(2,310)		(1,965)
Other Operating Income (Expenses)		1,314		106
Depreciation and Amortization		(302)		(177)
Net result of assets sold and impairment of assets		(134)		159
Total Marketing, G & A (Expenses) Income		(3,117)		(2,434)

OPERATING INCOME		721		557

Interest Income (Expense)		(45)		(358)
Foreign Exchage and Monetary Restatement Gain (Loss)		21		(1)

NET INCOME BEFORE INCOME TAX		697		198

Income taxes		(213)		(87)

NET INCOME BEFORE MINORITY INTEREST	R$	484	R$	111

Minority Interest		—		(47)

NET INCOME		484		64

NET INCOME PER COMMON SHARE
BASIC AND DILUTED	R$	0.06	R$	0.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC AND DILUTED		8,102,177		8,066,540

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss (Unaudited)
(in thousands of Brazilian Reais)

	Nine Months Ended September 30,				Three Months Ended September 30,
	2005		2004		2005		2004
Net Income	R$	1,822	R$	657	R$	484	R$	64

Other comprehensive income (loss):

Foreign currency translation adjustment		(20)		(5)		(13)		23

Comprehensive income	R$	1,802	R$	652	R$	471	R$	87

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
Consolidated Statements of Changes In Shareholders’ Equity (Unaudited)
(in thousands of Brazilian Reais)

	Common Stock			Additional							Accumulated
				Paid-In				Treasury			Comprehensive
	Shares	Par Value		Capital		(Deficit)		Stock			Loss	Total
Balance, December 31, 2004	8,102,177	R$	1	R$	59,865	R$	(63,131)	R$	—	R$	(927)	R$	(4,192)
Net Income	—		—		—		1,822				—		1,822
Cummulative translation adjustment	—		—		—		—		—		(20)		(20)
Acquisition of Company ’s own shares	—		—		—		—		(100)		—		(100)

Balance, September 30, 2005	8,102,177	R$	1	R$	59,865	R$	(61,309)	R$	(100)	R$	(947)	R$	(2,490)

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(in thousands of Brazilian Reais)

	Nine Months Ended September, 30
	2005		2004
CASH FLOW FROM OPERATING ACTIVITIES:
NET INCOME	R$	1,822	R$	657
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization		2,537		2,161
(Gain) Loss on assets sold		702		(360)
Services provided in exchange for shares		—		286
Minority Interest		—		(47)
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable		1,004		(1,158)
Inventories		487		(33)
Prepaid expenses and other current assets		191		(1,545)
Other assets		(973)		(501)
(Decrease) increase in:
Accounts payable and accrued expenses		(561)		(107)
Payroll and related accruals		981		648
Taxes other than income taxes		(408)		(18)
Other liabilities		303		2,051
Contingencies and reassessed taxes		(1,387)		(2,598)
Deferred income		455		895

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES		5,153		331

CASH FLOW FROM INVESTING ACTIVITIES:
Additions to property and equipment		(2,863)		(2,711)
Acquisition of Company’s own shares		(100)		—
Proceeds from sale of property, equipamentand deferred charges		74		1,097

CASH FLOWS USED IN INVESTING ACTIVITIES		(2,889)		(1,614)

CASH FLOW FROM FINANCING ACTIVITIES:
Net Borrowings (Repayments) under lines of credit		(2,989)		916

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES		(2,989)		916

EFFECT OF FOREIGN EXCHANGE RATE		(20)		(5)

NET DECREASE IN CASH AND CASH EQUIVALENTS		(745)		(278)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD		1,717		1,063

CASH AND CASH EQUIVALENTS AT END OF PERIOD	R$	972	R$	785

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(in thousands of Brazilian Reais)
NOTE 1 – FINANCIAL STATEMENT PRESENTATION
The accompanying financial statements have been prepared by Brazil Fast Food Corp. (the “Company”), without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2005 and for all periods presented have been made. The results of operations for the periods ended September 30, 2005 and 2004 are not necessarily indicative of the operating results for a full year. Unless otherwise specified all references in these financial statements to (i ) “Reais” or “R$” are to the Brazilian Real (singular), or to Brazilian Reais (plural), the legal currency of Brazil, and (ii ) “U.S. Dollars” or “$” are to United States’ dollars.
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
NOTE 2 – BUSINESS AND OPERATIONS
Brazil Fast Food Corp. (the “Company”) was incorporated in the State of Delaware on September 16, 1992. The Company, through its wholly-owned subsidiary, Venbo Comercio de Alimentos Ltda. (“Venbo”), a Brazilian limited liability company which conducts business under the trade name “Bob’s”, owns and, directly and through franchisees, operates a chain of hamburger fast food restaurants in Brazil.
During the second half of 2004, Venbo established, in an association with a Brazilian individual not affiliated to the Company (“Associate”), a new company, Suprilog Transportadora Ltda (“Suprilog”). Suprilog renders transportation services at usual market value to Venbo, to Bob’s franchisees and to other Brazilian companies. At the time of its constitution, Venbo paid in 90% of Suprilog’s Capital and the remaining 10% would be paid in by the Associate in no later than a year. During the first quarter of 2005, the Associate reach an agreement with Venbo, by which he left the joint venture and Venbo became wholly-owner of Suprilog.
Suprilog’s financial statements are being entirely consolidated in the accompanying financial statements.

NOTE 3 – MANAGEMENT PLANS REGARDING GOING CONCERN
Since the acquisition of Venbo Comercio de Alimentos Ltda. in 1996, the Company has sustained net losses totaling approximately R$61,309 and at September 30, 2005, consolidated current liabilities exceed consolidated current assets by R$6,784.
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
The Acquisition’s Purchase Agreement stated that Venbo’s former owner (“VENDEX”) would be responsible for off-balance liabilities derived from Venbo’s transactions prior to the Acquisition, up to 5% of the purchasing price. Through 1997 to date, the Company has been receiving some communications from the Brazilian fiscal authorities related to the period prior to the Acquisition. Those communications are always sent to Vendex and its attorneys. During the last months of 2004, the Company received several communications of possible tax debts which amounts may exceed the above mentioned limit. All demands are being defended by VENDEX attorneys; however the Company can not predict if their outcome will result in liabilities that will reach the Company ´s financial position.
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
The last agreement with the Rio de Janeiro state government was settled during the third quarter of 2004, through which the Company sold one of its properties in exchange of (a) a sum in cash; (b) the waiver of the balance of the unpaid state tax that were being paid in installments according to previous agreements; (c) tax credits which compensated tax on revenues accounted for during the last quarter of 2004.
During the last agreement, a portion of the Company state tax liability was not recognized by the fiscal authorities and another portion is being recalculated by them.
During 2005, fiscal authorities computed some portions of the debt and the Company paid all of them, at the amount of approximately R$496. The entire consolidation of the remaining debt is expected to be computed during the remaining 2005 and 2006, and accordingly the Company accrued both portions, according to its estimates, as current and long term liability.

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
During 2005, the Company paid approximately R$1,060 related to such Brazilian Federal tax amnesty program.
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
During March, 2005, the Company filed a formal request with the Brazilian Federal Authorities, claiming to have its total debt reviewed. Such request, reconciles the amounts the Company had accrued at its accounting books (prior to the retroactive adjustment) to the amounts reported in the official statement at the same period. In connection with such request, and based on the Company’s legal advisors, a portion of that amount (R$809) was reversed during the first quarter of 2005. The Company believes that the amounts accrued at the balance sheet as of September 30,2005 are correct, however, there is no assurance that the outcome of this situation will derive further liability to the Company.
Contingencies
•	Leasing litigation
During 2001, the Company claimed in Brazilian court that their lease financing contracts with IBM Leasing should not have their principal amounts indexed to the US dollar, but instead stated in Brazilian Reais bearing interest of 12% per annum. While awaiting the court’s determination, the Company has deposited all installment payments due under its lease financing agreements with the court in Reais, inclusive of 12% per annum interest. The installment payments ceased on November, 2002, the end of the contract term. Despite the Company’s claim that it owes the lower amounts, the Company has accrued the full contracted amounts as of September 30, 2005.
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

While awaiting the court’s determination, the Company is depositing monthly with the court the amount claimed by ISS. In addition, the Company has accrued the claimed amounts as of September 30, 2005.
The referred change in the ISS tax regulations motivated deep debates whether marketing funds paid by franchisees would be considered as service rendered by the ISS tax authorities .
To prevent that inadequate understanding, during 2005, the marketing fund was accounted for, at first, as a liability — since the Company has the obligation with the franchise of investing that entire amount on the Bob’s brand promotions.
The incurred marketing expenses were, at first, charged against that liability account. As the marketing expenses for the 3 quarters ended September 30, 2005 exceeded the market fund for the same period, the balance was transferred to Marketing Expenses’ caption at the Consolidated Statement of Operations.
The change of the accounting steps did not change the net results of marketing investments at the P&L for the purpose of prior period comparison.
Liabilities related to tax amnesty programs and litigation consist of the following:

	September 30, 2005						December 31, 2004
					Long						Long
	Total		Current		Term		Total		Current		Term
	Liability		Liability		Liability		Liability		Liability		Liability
Reassessed taxes
State tax (value-added)		606		303		303		1,039		—		1,039
Federal taxes (PAES)		14,749		1,410		13,339		16,215		1,339		14,876
Contingencies
Leasing litigation		3,144		—		3,144		3,144		—		3,144
ISS tax litigation		801		—		801		446		—		446
Other litigations		1,109		—		1,109		952		—		952

TOTAL	R$	20,409	R$	1,713	R$	18,696	R$	21,796	R$	1,339	R$	20,457

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
During the nine months ended September 30, 2004, the Company charged R$286 to operating results related to those services. Such amount is a result of number of shares owed on accrual basis during each period, multiplied by their average fair value.

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
There were no options canceled during the nine months ended September 30, 2005, under the Company’s Stock Option Plan.
Under the Company’s Stock Option Plan, options to purchase a total of 160,000 shares have expired during the nine months ended September 30, 2005.
NOTE 7 – TREASURY STOCK
During the last quarter of 2004, the Company’s Board of Directors approved a stock repurchase plan covering the repurchase of as many as 200,000 shares of its own common stock. The plan goal is to optimize the cash generated in the United States. Originally the repurchase plan defined that the maximum price would be $0.60 per share, however, it has been amended and currently the maximum repurchase price is $0.95 per share.
During the first nine months of 2005, the Company purchased a total amount of 57,500 shares, under the referred stock repurchase plan. The Company’s total disbursement for these transactions totaled to R$100 and was accounted for as a deduction of Paid in Capital, in the Shareholders’ Equity (Deficit) section of the accompanying balance sheets.

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
     RESULTS OF OPERATIONS – COMPARISON OF THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (in thousands of Brazilian Reais)
     The following statement is comprised of results provided by Company’s operated stores business as well as results derived from franchise business. However, all the operating figures are stated as a percentage of the Net Restaurant Sales because the Company believes that, in general, either kind of business (restaurant operations or franchise net earnings) contributes towards Net Restaurant Sales evolution, and, accordingly, cost and expenses should be analyzed in conjunction with such evolution.

The following table sets forth certain operating data for the periods of three and nine months ended September 30, 2005 and 2004:

	Nine Months			Nine Months			Three Months			Three Months
	Ended			Ended			Ended			Ended
	September 30, 2005%			September 30, 2004%			September 30, 2005%			September 30, 2004%
STORE RESULTS

Net Restaurant Sales	R$	53,094	100.0%	R$	46,933	100.0%	R$	18,221	100.0%	R$	15,082	100.0%
Store Costs and Expenses Food, Beverage and Packaging		(19,806)	-37.3%		(17,063)	-36.4%		(6,734)	-37.0%		(5,114)	-33.9%
Payroll & Related Benefits		(12,284)	-23.1%		(10,689)	-22.8%		(3,958)	-21.7%		(3,569)	-23.7%
Restaurant Occupancy		(6,524)	-12.3%		(6,252)	-13.3%		(2,248)	-12.3%		(2,045)	-13.6%
Contracted Services		(6,320)	-11.9%		(6,310)	-13.4%		(2,000)	-11.0%		(1,875)	-12.4%
Depreciation and Amortization		(1,625)	-3.1%		(1,688)	-3.6%		(556)	-3.1%		(552)	-3.7%
Other Store Costs and Expenses		(2,069)	-3.9%		(1,600)	-3.4%		(673)	-3.7%		(376)	-2.5%
Total Store Costs and Expenses		(48,628)	-91.6%		(43,602)	-92.9%		(16,169)	-88.7%		(13,531)	-89.7%

STORE OPERATING INCOME		4,466	8.4%		3,331	7.1%		2,052	11.3%		1,551	10.3%

FRANCHISE RESULTS

Net Franchise Royalty Fees	R$	7,005	13.2%	R$	5,540	11.8%	R$	2,343	12.9%	R$	1,917	12.7%
Franchise Costs and Expenses		(1,528)	-2.9%		(1,477)	-3.1%		(557)	-3.1%		(477)	-3.2%

FRANCHISE OPERATING INCOME		5,477	10.3%		4,063	8.7%		1,786	9.8%		1,440	9.5%

MARKETING, GENERAL AND ADMINISTRATIVE (EXPENSES) INCOME

Marketing (Expenses) Income		(2,278)	-4.3%		(571)	-1.2%		(1,685)	-9.2%		(557)	-3.7%
General and Administrative Expenses		(6,584)	-12.4%		(5,726)	-12.2%		(2,310)	-12.7%		(1,965)	-13.0%
Other Operating Income (Expenses)		4,156	7.8%		1,951	4.2%		1,314	7.2%		106	0.7%
Depreciation and Amortization		(912)	-1.7%		(473)	-1.0%		(302)	-1.7%		(177)	-1.2%
Net result of assets sold and impairment of assets		(702)	-1.3%		208	0.4%		(134)	-0.7%		159	1.1%
Total Marketing, G & A (Expenses) Income		(6,320)	-11.9%		(4,611)	-9.8%		(3,117)	-17.1%		(2,434)	-16.1%

OPERATING INCOME		3,623			2,783			721			557

Interest Income (Expense)		(832)	-1.6%		(1,755)	-3.7%		(45)	-0.2%		(358)	-2.4%
Foreign Exchage and Monetary Restatement Gain (Loss)		(4)	0.0%		(214)	-0.5%		21	0.1%		(1)	0.0%

NET INCOME BEFORE INCOME TAXES	R$	2,787	5.2%	R$	814	1.7%	R$	697	3.8%	R$	198	1.3%

Income taxes		(965)	-1.8%		(110)	-0.2%		(213)	-1.2%		(87)	-0.6%

NET INCOME BEFORE MINORITY INTEREST	R$	1,822	3.4%	R$	704	1.5%	R$	484	2.7%	R$	111	0.7%

Minority Interest		—			(47)			—			(47)

NET INCOME	R$	1,822		R$	657		R$	484		R$	64

Store Results
Net Restaurant Sales
     Net restaurant sales for our company-owned retail outlets increased R$ 3,139 or 20.8%, to R$18,221 for the three months ended September 30, 2005 as compared to R$ 15,082 for the three months ended September 30, 2004.
     Net restaurant sales for our company-owned retail outlets increased R$ 6,161 or 13.1%, to R$53,094 for the nine months ended September 30, 2005 as compared to R$ 46,933 for the same period ended September 30, 2004.
     Same store sales increased approximately 5.6% for the three months ended September 30, 2005 and the three months ended September 30, 2004, and approximately 5.4% for the nine months ended in the same period.
     The positive trend of increasing sales observed during the first six months of 2005 has continued in the the third quarter. During the first six months of 2005 Company ´s sales were positively impacted by good economic environment in Brazil, coupled with (a) an intensive marketing campaign concerning one of the Company’s most popular products (“Ovomaltine” milkshake), (b) investments on remodeling stores and; (c) an average increase of 8.5% in the sales price of Company’s products since June 30, 2005.
     During the third quarter of 2005, economic records in Brazil are also better than those observed at the same period of the previous year, and factors as the stores reforms and increase of sales price are still reflecting well on the Company’s sales. In addition to those factors, the following issues positively affected Company ´s restaurant sales:
•	2005 winter in Brazil (July, August and September) has been one of the warmest in recent years, resulting in considerable increases in sales of products such as ice cream, sundaes, milkshakes and softdrinks.

•	expansion of the number of own operated outlets from 61 at September 30, 2004 to 64 at September 30, 2005.
Food, Beverage and Packaging Costs
     As a percentage of net restaurant sales, food, beverage and packaging costs were (37.0%) and (33.9%) for the three months ended September 30, 2005 and 2004, respectively. As a percentage of net restaurant sales, food, beverage and packaging costs were (37.3%) and (36.4%) for nine months ended September 30, 2005 and 2004, respectively.
     The increase of costs for the third quarter of 2005, contrasted to the same period of 2004 is mainly attributable to increase on packaging costs. and to the increase on sales of ice cream and soft drinks which have lower operating margins. In addition, during the third quarter of 2005 there was an inventory shrinkage of french fries, due to non-recurring logistic failure.
     The effect of the facts related above was partially offset by the decrease on costs due to the devaluation of the U.S. Dollar against the Brazilian reais, which provides a positive impact on imported goods such as french fries, along with a positive impact on goods derived from commodities denominated in U.S. Dollars such as meat and chicken.
Payroll & Related Benefits
     As a percentage of net restaurant sales, store payroll and related benefits increased from (22.8%) for the nine months ended September 30, 2004 to (23.1%) for the same period ended September 30, 2005. This increase is due to (i) the rise of the Company’s store personnel salaries of approximately 6.6% provided by union-driven agreements. As a consequence, social charges that are computed based on employees salaries increased as well; (ii) growth of number of employees – new Operation Supervisors and temporary employees- ; (iii) conversion of trainees (which have no labor charges) into new employees.
     As a percentage of net restaurant sales, store payroll and related benefits decreased from (23.7%) for the three months ended September 30, 2004 to (21.7%) for the same period ended September 30, 2005.
     Such decrease is mainly attributable to nonrecurring expenses of 2004 such as the severance costs related to a headcount reduction during July 2004 and to the renewal of entire store personnel uniforms in the same period.
Restaurant Occupancy Costs and Other Expenses
     Restaurant occupancy costs and other expenses expressed as a percentage of net restaurant sales were approximately (12.3%) and (13.6%) for the three months ended September 30, 2005 and 2004, respectively. Restaurant occupancy costs and other expenses expressed as a percentage of net restaurant sales were approximately (12.3%) and (13.3%) for the nine months ended September 30, 2005 and 2004, respectively.
     These decreases are due to negotiations of lease contracts which included temporary and permanent lease cost reductions, as well as to the optimization of the fixed lease cost compared to the increase of sales.

Contracted Services
     Expenses related to contracted services expressed as a percentage of net restaurant sales were approximately (11.0%) and (12.4%) for the quarters ended September 30, 2005 and 2004, respectively.
     Expenses related to contracted services expressed as a percentage of net restaurant sales were approximately (11.9%) and (13.4%) for the periods of nine months ended September 30, 2005 and 2004, respectively.
     These decreases are mainly attributable to the reduction of utilities (especially communication), to decreases on money collection expenses as well as delivery costs. Those reductions were partially offset by increases in the costs of maintenance on equipments and buildings.
Other Store Cost and Expenses
     Other store cost and expenses expressed as a percentage of net restaurant sales were approximately (3.7%) and (2.5%) for the three months ended September 30, 2005 and 2004, respectively.
     Other store cost and expenses expressed as a percentage of net restaurant sales were approximately (3.9%) and (3.4%) for the nine months ended September 30, 2005 and 2004, respectively.
     The increases are mainly attributable to the increase of cleaning material and higher expenses related to special events.
Franchise Results
Net Franchise Royalty Fees
     Net franchise royalty fees increased R$ 426 or 22.2%, to R$2,343 for the three months ended September 30, 2005 as compared to R$ 1,917 for the three months ended September 30, 2004.
     Net franchise royalty fees increased R$1,465 or 26.4%, to R$7,005 for the nine months ended September 30, 2005 as compared to R$ 5,540 for the nine months ended September 30, 2004.
     These increases are attributable to the growth of Company’s franchise business from 307 retail outlets as of September 30, 2004 to 357 as of September 30, 2005 and the same factors described on Restaurant Sales.

Franchise Costs and Expenses
     Franchise cost and expenses expressed as a percentage of net restaurant sales were approximately (3.1%) and (3.2%) for the periods of three months ended September 30, 2005 and 2004, respectively.
     Franchise cost and expenses expressed as a percentage of net restaurant sales were approximately (2.9%) and (3.1%) for the periods of nine months ended September 30, 2005 and 2004, respectively.
     Such decreases are attributable to the optimization of the franchise expenses related to the growth of the franchise network.
Marketing, General and Administrative (Expenses) Income
Marketing income (expenses)
     Marketing income (expenses) is comprised of selling expenses incurred by the Company and the income received from the franchisees related to the contractual marketing funds.
     As a percentage of net restaurant sales, net marketing (expenses) were approximately (9.2%) and (3.7%) for the three months ended September 30, 2005 and 2004, respectively.
     For the nine months ended September 30, 2005 and 2004 the Company presented net marketing income, which were approximately (4.3%) and (1.2%) of the respective net restaurant sales.
     The increase of net marketing expense is attributable to higher and more expensive investments mainly related to TV commercials.
General and Administrative Expenses
     As a percentage of restaurant sales, general and administrative expenses were approximately (12.4%) and (12.2%) for the nine months ended September 30, 2005 and 2004, respectively, and approximately (12.7%) and (13.0%) for the three months ended September 30, 2005 and 2004, respectively.
     For the nine month periods the administrative expenses kept mostly at the same level: increase on labor cost were offset by lower consulting fees and lower bank charges.
     The decrease observed for the three month periods is due to non recurring expenses such as severance costs recorded during the third quarter of 2004.

Other Operating Income (Expenses)
     Other operating income (expenses) are mainly comprised of the initial fees paid by Company’s franchisees, as well as income derived from suppliers pursuant to terms of certain exclusivity agreements and non recurring income or expenses. The following table sets forth the breakdown of Other Operating Income (Expense):

	September 30,
	2005		2004
Exclusivity and Rebate Agreements	R$	2,510	R$	2,591
Income from properties leasing		293		154
Initial Fees		1,284		1,082
Uncollectible receivables		(798)		(1,565)
Reassessed tax reversal		809		—
Transport and logistic operating income		786		57
Provision for labor contingencies		(261)		—
Preopening and other expenses		(467)		(368)

	R$	4,156	R$	1,951

     Other operating income (expense) expressed as a percentage of net restaurant sales were 7.2%, for the three months ended September 30, 2005 and 0.7% for the three months ended September 30, 2004.
     Other operating income (expense) expressed as a percentage of net restaurant sales were 7.8%, for the nine months ended September 30, 2005 and 4.2% for the nine months ended September 30, 2004.
     Other operating income was impacted by the reassessed tax reversal of 2005 discussed at note 4 of the consolidated financial statements and by the positive operating results of Venbo ´s subsidiary, which operations started during the third quarter of 2004.
     In addition, during 2005 there were lower charges related to bad debts from clients.
Depreciation and Amortization (Stores and Headquarters)
     As a percentage of net restaurant sales, depreciation and amortization were approximately (4.8%) and (4.9%) for the three months ended September 30, 2005 and 2004, respectively.
     As a percentage of net restaurant sales, depreciation and amortization were approximately (4.8%) and (4.6%) for the nine months ended September 30, 2005 and 2004, respectively.
     Depreciation and amortization expenses kept mostly at the same level for all periods ended September 30, 2005 and September 2004.

Interest Income (Expenses) and Foreign Exchange Gain (Loss)
Interest Income and Expenses
     As a percentage of net restaurant sales, net interest expense were approximately (0.2%) and (2.4%) for the three months ended September 30, 2005 and 2004, respectively. As a percentage of net restaurant sales, net interest expense were approximately (1.6%) and (3.7%) for the nine months ended September 30, 2005 and 2004, respectively.
     The percentage decreases for the periods ended September 30, 2005 as compared to the same periods in 2004 are primarily attributable to reduction of the level of Company’s bank indebtedness and to the effect of the reversal of interest on reassessed tax discussed at note 4 of the financial statements.
Foreign Exchange and Monetary Restatement Gain (Loss)
     As a percentage of net restaurant sales, net foreign exchange gain (losses) were approximately 0.1% and 0.0% for the three months ended September 30, 2005 and 2004, respectively.
     As a percentage of net restaurant sales, net foreign exchange gain (losses) were approximately 0.0% and (0.5%) for the nine months ended September 30, 2005 and 2004, respectively.
     The improvement of net gain or loss is attibutable to deflation observed in the recent last months in Brazil, which had a positive effect on the Company ´s liabilities subject to inflation indexation. The improvement is also attributable to reversal of the monetary restatement of reassessed taxes in connection with its adjustment discussed at note 4 of the consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES
     Since March 1996, we have funded the Company’s cumulative operating losses of R$61,309 and made acquisitions of businesses and capital improvements (including remodeling of Company’s stores) by using cash remaining at the closing of Company’s acquisition of Venbo, by borrowing funds from various sources and from private placements of Company’s securities. As of September 30, 2005, we had cash on hand of R$972 and a working capital deficiency of R$6,784.
     For the quarter ended September 30, 2005, we had net cash provided in operating activities of R$5,153, net cash used in investing activities of R$2,889 and net cash used on financing activities of R$2,989. Net cash used in investing activities was primarily the result of Company’s investment in store remodeling and equipment to improve Company’s retail operations. Net cash used on financing activities was a result of Company’s repayment of borrowings from financial institutions.
     Company’s earnings before interest, taxes, depreciation and amortization (EBITDA) were as follows:

	Nine Months Ended September 30,
	2005		2004
NET INCOME	R$	1,822	R$	657
Interest expenses, Monetary and Foreign exchange gain or loss		836		1,969
Income taxes		965		110
Depreciation and amortization		2,537		2,161

EBITDA	R$	6,160	R$	4,897

     The Company discloses EBITDA because it has been used as a target in past Stockholders’ Agreements. EBITDA is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, either loss from operations or net loss as an indicator of operating performance or cash flows as a measure of liquidity, as determined in accordance with accounting principles generally accepted in the United States.

B) Debt Obligation — financial institutions
     Company’s cash resources are currently used primarily to pay for the servicing costs on Company’s debt obligations. Company’s debt obligations as of September 30, 2005 were as follows:

	September, 30
	2005
Revolving lines of credit (a)	R$	1,630
Related party loans (b)		397
Mortgages payable (c)		612
Notes payable linked to fixed assets acquisition (d)		1,007
Leasing facilities (e)		783
Other notes payable		47

		4,476

Less: current portion		(4,048)

	R$	428

(a)	Due on demand from various Brazilian financial institutions with interest rates of 33% per annum, and guaranteed by certain officers and receivables. Currently, the Company has approximately R$500 of unused credit line, subject to Company ´s compliance with applicable financial covenants.

(b)	Credit facilities from related parties, including company and private individuals. Repayment of principal is indexed to IGP-M (currently at 2.38% per annum) with interest of 12.0% per annum. Those transactions were made at usual market value.

(c)	Comprised of credit facilities from two Brazilian private financial institutions, guaranteed by certain officers and receivables. Repayment of principal of one facility and the payment of interests of 36.9% per annum is due in one last installment in October 2005, of approximately R$112. Repayment of principal of the other facility is due in 4 installment (ending January 2006) of approximately R$120. Interest of 29.6% per annum is due monthly in addition to principal repayment.

(d)	This credit facility was used to purchase two stores. Repayment of principal is due in ten monthly installments of R$53, ending July 2006, in addition of one payment of R$477on January 2006. There is no interest charged on these borrowings. Principal is indexed to Brazilian inflation measured by IGP-M. This facility is secured by the fixed assets purchased.

(e)	This amount is comprised of 9 different lease facilities with Brazilian private institutions:
•	seven of such facilities provide maximum borrowing of R$2,020 for the funding of trucks and other vehicle; payable in monthly installments together with interest with final payments due ranging from January 2005 to February 2008; secured by equipment under lease;

•	the remaining two facilities provide maximum borrowing of R$260 for the funding of truck equipment; one of such facility is payable in monthly installments together with interest totaling R$4 (final payment due on December, 2005) and the other facility is payable in monthly installments together with interest totaling R$3 (final payment due on December, 2007); both facilities are secured by equipment under lease.

C) Debt Obligation – taxes
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
          During the last agreement, a portion of the Company state tax liability was not recognized by the fiscal authorities and another portion is being recalculated by them. During 2005, fiscal authorities computed some portions of the debt and the Company paid all of them, at the amount of approximately R$496. The entire consolidation of the remaining debt is expected to be computed during the remaining 2005 and 2006, and accordingly the Company accrued both portions, according to its estimates, as current and long term liability.
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
          All installments related to those programs have been paid on a timely basis. During 2005, the Company paid approximately R$1,060 related to such Brazilian Federal tax amnesty program.
D) Debt Obligation — summary
     Considering all the above mentioned fiscal debts, we are required to pay restructured past-due Brazilian state taxes of approximately R$606 and federal taxes of approximately R$14,749.
     For the remaining period of 2005, we expect to pay approximately R$300 pursuant to the federal tax amnesty program. We expect to have payments regarding the state tax settlements during 2005, however we are depending on calculations of such debt to be provided by the tax authorities. We cannot predict of how much of the debt will be consolidated and paid by the end of 2005.
E) Other Obligations
     We also have long-term contractual obligations in the form of operating lease obligations related to Company’s owned and operated stores.
     The future minimum lease payments under those obligations with an initial or remaining noncancelable lease terms in excess of one year at September 30, 2005 are as follows:

	Contratual
Fiscal Year	Leases
Remaining 2005	R$	1,281
2006		4,580
2007		3,588
2008		2,874
2009		1,950
Thereafter		2,046

	R$	16,319

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
     As discussed above, we have contractual obligations in different forms.
     The following table summarizes Company’s contractual obligations and financial commitments, as well as their aggregate maturities.

	Contratual
Fiscal Year	Leases		Fiscal Debt		Loans Payable		Total
Remaining 2005	R$	1,281	R$	1,713	R$	2,992	R$	5,986
2006		4,580		1,637		1,211		7,428
2007		3,588		1,334		270		5,192
2008		2,874		1,334		3		4,211
2009		1,950		1,334		—		3,284
Thereafter		2,046		8,003		—		10,049

	R$	16,319	R$	15,355	R$	4,476	R$	36,150

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

GOING CONCERN ISSUE
     In order to sustain the Company’s operations, we have, in the past, been dependent upon the continued forbearance of the Company’s creditors. While we are currently in full compliance with agreements with the Company’s creditors, there can be no assurance that we will not be forced to seek the forbearance of The Company’s creditors in the future. In addition, there can be no assurance that the Company’s plans will be realized, or that additional financing will be available to us when needed, or on terms that are desirable. Furthermore, there can be no assurance that we will locate suitable new franchisees, or desirable locations for new and existing franchisees to open stores. The Company’s ability to further reduce expenses and optimize the Company’s headcount is directly impacted by the Company’s need to maintain an infrastructure to support changing the locations, if required, of both the Company’s current and future stores and operations. The Company’s ability to re-market the Company’s owned and operated stores to franchisees, and to generate cash flows from such activities, is impacted by the Company’s ability to locate suitable buyers with the interest and capital to complete such transactions, and the time to complete such sales. Additionally, the Company’s ability to achieve the its plans is further impacted by the instability of both the political and economic environment in Brazil, which has a direct impact on the desire and ability of consumers to visit fast food outlets. We are also dependent upon the continued employment of key personnel. These factors, among others, raise substantial doubt about The Company’s ability to continue as a going concern.
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
     We annually review Company’s financial reporting and disclosure practices and accounting policies to ensure that they provide accurate and transparent information relative to the current economic and business environment. We believe that, of the Company’s significant accounting policies, the following involve a higher degree of judgment and/or complexity.
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
NEW ACCOUNTING STANDARDS
Inventory Cost
In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs”. This statement requires that certain costs such as idle facility expense, excessive spoilage, double freight, and re-handling costs be recognized as current-period charges and that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of the statements shall be effective for inventory costs incurred during fiscal years beginning after June 15,2005. Adoption of this statement did not have impact on the Company’s financial condition, results of operations, or cash flows.

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

FORWARD-LOOKING STATEMENTS
     Forward-looking statements in this report, including statements relating, among other things, to our business plans, business and growth strategies, objectives, expectations, trends, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate” and similar expressions identify forward-looking statements, which speak only as of the date the statement is made. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Investors are cautioned that such forward-looking statements involve risks and uncertainties, some or all of which cannot be predicted or quantified and are beyond our control, including, without limitation, those risks and uncertainties described in the risk factors set forth in certain of our periodic filings with the Securities and Exchange Commission, including the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on April 2, 2005. Investors are urged to read such periodic filings and the risk factors contained in those filings.
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

ITEM 4. CONTROLS AND PROCEDURES.
     Under the supervision and with the participation of management, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer, Ricardo Bomeny, who is also our acting Principal Financial Officer has concluded that, as of September 30, 2005, these disclosure controls and procedures were effective in timely alerting him to material information relating to our company required to be included in our periodic SEC reports. Since September 30, 2005, there were no significant changes in our internal control over financial reporting, or in other factors, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION
ITEM 2. Unregistered Sales of Equity Securities and use of proceeds
     (c) During the nine months ended September of 2005, the Company purchased a total of 57,700 shares of its common stock at a total cost of R$100. Quarterly increments of such purchase are showed bellow:

		Amount
	Number of	Paid
Quarter	Shares	(Thousand of R$)
1st	9,800	16
2nd	31,400	48
3rd	16,500	36

Total	57,700	100

ITEM 6. Exhibits
     (a) Exhibits

Number	Title
31.1	Certification by Ricardo Figueiredo Bomeny, Chief Executive Officer and acting Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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
Date: November 14, 2005

Brazil Fast Food Corp. (Registrant)
By:	/s/ Ricardo Figueiredo Bomeny
Ricardo Figueiredo Bomeny
Chief Executive Officer And Acting Chief Financial Officer