Form 10-K
period 2005-12-31
BRAZIL FAST FOOD CORP
filed 2006-04-03
CIK 914537

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 0000-23278
BRAZIL FAST FOOD CORP.
(Exact name of Registrant as specified in its charter)

Delaware	13-3688737
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Rua Voluntários da Pátria 89, 9º andar	N/A
Botafogo, CEP 22.270-010, Rio de Janeiro, Brazil
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 55 21 2536-7500

Securities registered pursuant to Section 12(b) of the Act:
NONE

Securities registered pursuant to Section 12(g) of the Act:
Common stock, par value $.0001 per share (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐          No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐          No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑          No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.          ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.           Large accelerated filer ☐
Accelerated filer ☐           Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐          No☑
As of June 30, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2,627,820.80, computed by reference to the average bid and asked price of such common stock.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 29, 2006

Common Stock, $0.0001 par value per share	8,173,427 shares

Documents Incorporated By Reference
Portions of the Registrant’s definitive proxy statement for its 2006 annual meeting of Shareholders, which proxy statement will be filed no later than 120 days after the close of the Registrant’s fiscal year ended December 31, 2005, are hereby incorporated by reference in Part III of this Annual Report on Form 10-K.

 i

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
PART I
ITEM 1. BUSINESS
(a) GENERAL DEVELOPMENT OF BUSINESS
     Brazil Fast Food Corp., through its wholly-owned subsidiary, Venbo Comércio de Alimentos Ltda., a Brazilian limited liability company that conducts business under the trade name “Bob’s”, owns and operates, directly and through franchisees, the second largest fast food hamburger restaurant chain in Brazil. As of December 31, 2005, we had 451 points of sale, including 143 kiosks and trailers.
     We were incorporated in Delaware in 1992. Our executive offices are located at Rua Voluntários da Pátria, 89 - 9º andar, Botafogo, cep 22.270-010, Rio de Janeiro — RJ, Brazil. Our telephone number is +5521 2536-7500.
     The audit opinions of our independent registered public accounting firms contained elsewhere in this report contain qualifications that, due to our contingencies, our recurring losses from operations and our negative working capital position, there is substantial doubt as to our ability to continue as a going concern. See “Risk Factors – Risk Relating to Operations” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a further discussion of these factors.
Recent Developments
     In 2005, Brazil has endured the worst political scandal in fifteen years. In June, a former government ally accused some senior figures in the government and the ruling Workers’ Party (PT) of massive payola. People were astonished not only by the poisoned super-structure created by the Workers’ Party (PT) to finance its political campaigns and buy its allies’ loyalty; as for that, political corruption is recurring in daily news, but also by the conduct of a political party that for many years boasted its ethical posture.
     Two separate congressional panels were formed in order to investigate the scam, resulting in a political paralysis in both the Lower House and the Senate. At first, Luiz Inácio Lula da Silva, Brazil’s president, was spared by the accuser, but his attitude of constant detachment from the crises enraged his opponents and amplified accusations of misconduct. Many telephone calls and financial transactions were scrutinized by the panels, what enervated the president’s party and the government congressional base, raised doubts about his capacity to govern and initiated discussions of a possible impeachment.
     Political uncertainty diminished consumers’ confidence and shrunk investments, halting economic growth to a mere 2.3% increase in Brazil GDP. Although Lula’s second term in October 2006 seems at stake due to people’s disappointment with the president and his Workers’ Party, the government has been increasing its expenditures in 2006, will continue to cut interest rates and is prone to approve some investments incentives; gathering more votes to keep ruling for another four years.
     (b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     Not applicable.
     (c) NARRATIVE DESCRIPTION OF BUSINESS
Restaurant Operations
     As of December 31, 2005, we had 451 points of sale, including 143 kiosks and trailers, of which 65 are owned and operated by us and the remaining 386 by our franchisees, all under the “Bob’s” tradename. Note that approximately 54.3% of these points of sale are located in the states of Rio de Janeiro and São Paulo, with the remainder widely spread throughout major cities in other parts of Brazil, except for one franchised restaurant in Portugal and one in Angola. The largest number of franchise operations outside Rio de Janeiro and São Paulo are in the states of Santa Catarina and Paraná, both in the south of Brazil.
     All points of sale serve a uniform menu of hamburgers, chicken burgers, hot dogs, sandwiches, french fries, soft drinks, juices, desserts, ice creams and milkshakes. Selected points of sale also serve coffee and/or beer. We are particularly known for our milkshakes and the special spicing of our hamburgers.
     Our fast-food service is based in a single line system distinguished from other competitors by its variety and flexibility, which allow customers to add items to or exclude items from the several meals they have to choose. We maintain a cooked-to-order philosophy: cooks would prepare orders as read to them by the counter service representative who took the order.
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
     Almost all of our points of sale have now been renovated to update the decor, introduce our new logo created in 2001, modernize the menu boards, expand the seating facilities, include playground for children and provide air conditioning. All new franchisees open their restaurants with this house style, which is also carried through in the uniforms worn by our personnel (occasionally modified to feature hats and shirts used in promotions).
     For the past eleven years, we have been the exclusive provider of hamburgers and related items at one of Brazil’s largest special events – the Rio de Janeiro Carnival, the one-week festive period that precedes the advent of Lent. Likewise, our food products are sold at other special events throughout Brazil, mainly intent on young crowds. In Rio de Janeiro, we participated in the events sponsored by Coca-Cola and the mobile phone operator Claro, respectively “Vibezone” and “Claro Q é Rock”, as well as in the event sponsored by renowned Pontific Catholic University of Rio de Janeiro and during the games of two major soccer clubs in the 2005 Brazilian Soccer Championship. In São Paulo, we participated in the Winter Festival of Campos de Jordão and in the event sponsored by the beer trademark Skol, the “Skol Beat”. We also participate in events through our franchisees in the north and northeast of Brazil. Using custom constructed trailers and moveable kiosks, we are able to offer most of our products at temporary locations for the duration of each special event. Besides providing an additional revenue source, our visibility is enhanced by signage that can be picked up via television coverage of the special event and by reaching a consumer market where we may not have a permanent outlet.
     The following table presents the openings and closings of both our owned and operated restaurants and our franchised restaurants for the years ended December 31, 2005, 2004 and 2003:

	Years Ended December 31,
	2005		2004				2003
	Stores	Kiosks	Stores		Kiosks		Stores	Kiosks
Owned and operated restaurants (a):
Opened during period	0	4	5		4	(b)	0	1
Closed during period	1	0	3		0		1	0
Sold to franchisees	0	0	4		2		4	0
Bought from franchisees	1	0	0		0		1	3
Open at end of period	49	16	49		12		51	10
Franchised restaurants (a):
Opened during period	36	48	28	(c)	31		33	30
Closed during period	13	5	15		3		18	6
Sold to us by our franchisees	1	0	0		0		1	3
Open at end of period	259	127	237		84		224	56
Total stores & kiosks at end of period:	308	143	286		96		275	66

(a)	Does not include trailers and kiosks used for temporary locations during 2005, 2004 and 2003.

(b)	In prior annual report, the total number of owned and operated kiosks opened during the period ended December 31, 2004 was mistakenly overstated in two units.

(c)	In prior annual report, the total number of franchised restaurants opened during the period ended December 31, 2004 was mistakenly overstated in four units.
     The average guest check per customer for both our owned and operated points of sale and franchise for the years ended December 31, 2005, 2004, 2003 was R$7.93, R$7.57, and R$6.70, respectively.
     We strive to maintain quality and uniformity throughout both our owned and operated and our franchised points of sale by publishing detailed specifications for food products, food preparation, and service, by continuous in-service training of employees and by field visits from our supervisors. The store manager, who visually inspects the products as they are being prepared for cooking, undertakes quality control at each point of sale. The store manager also keeps a record of the expiration date of the products in inventory. In the case of our franchisees, a marketing manager in each of our six primary geographic regions periodically reviews their operations and makes recommendations to assist in the franchisees’ compliance with our specifications.
     Our quality control inspectors are also sent periodically to each restaurant, whether owned by us or by one of our franchisees, to conduct a review of the food stock. These inspectors also take samples of the water used at each restaurant in the preparation of food and drinks as well as random samples of one food item, which are taken to a contract laboratory for a microbiological analysis.
Growth Strategy
     Bob’s is the second largest fast food hamburger restaurant chain in Brazil. Our primary goal is to continue to increase our network of points of sale in Brazil, where we believe fast food is a developing market, and to gain market share by entering city markets where we are under-represented.

     Brazil has an estimated population of 184.2 million, a third of Latin America and Caribbean total population. Sao Paulo, Brazil’s largest city has 10.9 million residents. The city of Sao Paulo is located within the state of Sao Paulo, which has a population of 40.4 million. Rio de Janeiro, Brazil’s second largest city, has 6.1 million residents and is located within the state of Rio de Janeiro, which has a population of 15.4 million. Fourteen metropolitan areas in Brazil, including those of Rio de Janeiro and Sao Paulo, have populations in excess of one million. According to the IBGE — Brazilian Institute of Geography and Statistics, in 2004 the average monthly income of the Brazilian working population was as follows:
•	27.60% received up to the minimum wage (R$300.00); and,
•	0.90% received above 20 times the minimum wage (R$6,000.00)
     We are focusing our growth efforts upon the development of new franchises, in the proportion of 40 stores to 60 kiosks. Our target is to achieve 580 operating points of sale in 2006, occupying growth potential locations to avoid the entrance of competitors and increasing the number of outlets in major cities of Brazil, like São Paulo (SP), Salvador (BA), Porto Alegre (RS) and Brasília (Brazil’s Federal District), as well as in cities with more than 300,000 inhabitants, and depending on the average income, in cities with between 150,000 and 300,000 inhabitants.
     We are also focusing our growth efforts on the increase in profitability of existing points of sales. One of the objectives is to increase sales per square meter through the study of production process and service attendance improvements, as well as personnel training.
     In 2006, we intend to make capital expenditures of R$4,500,000 to conclude projects initiated in 2005, upgrade both the technology system and the computer base at our own-operated stores, purchase new equipment, introduce Coffee Station on existing stores and open new kiosks. Furthermore, we intend to increase our marketing effort on children, as well as continue a motivational program to improve service throughout our restaurant chain.
Franchise Program
     In 2005, for the eighth year in a row, Bob’s received the Quality Seal of the Brazilian Franchise Association (ABF). This quality seal is granted after a consultation with the franchisees of pre-qualified franchisors about marketing performance, business support and training offered by the franchisor. Franchisors only pre-qualify when fulfilling all necessary requirements of the franchising industry.
     Our franchise agreements generally require the franchisee of a traditional Bob’s restaurant to pay us an initial fee of R$90,000, which is lower for kiosks and small stores, and additional fees equal to 5% of the franchisee’s gross sales. Franchisees pay also 4% of monthly gross sales in cooperative advertising fees. Our typical franchise agreement also provides that the franchisee has the right to use the Bob’s trademark and formulas in a specific location or area, must use our approved supplies and suppliers and must build each franchised outlet in accordance with our specifications at approved locations. The term of the majority of our franchise agreements is 10 years, with a few agreements having 5-year terms. Our existing franchise agreements have an average remaining duration of approximately ten years. Historically, upon expiration a franchise agreement is renewed without the interruption of the franchisee’s business. We generally have no financing obligations with respect to these franchise agreements.
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
     Individuals wishing to own and operate a Bob’s franchise are required to submit an application to a steering committee formed by our top management, which reviews all applications and determines which should be accepted. As part of our growth strategy, we have begun to participate in regional business presentations and organize road shows in order to captivate new franchisees candidates in targeted cities in Brazil.
     We encourage mature and profitable franchisees to increase the number of stores they operate. As a consequence of this strategy, the number of stores per group of franchisees (which includes franchised restaurants in the name of partners and family relatives) increased from 1.77 in 1999 to 3.30 in 2005. At December 31, 2005, we had 158 franchisees that collectively operated 386 points of sale.
     We are also focusing on developing special agreements with gasoline retailers to house Bob’s points of sale in retail gasoline stations. We contemplate that some of these new restaurant/gas stations, or “joint sites,” although housed at gas stations, will be built, owned and operated by our present and future franchisees rather than by the gasoline retailer. We will then share a portion of the royalties attributable to those joint sites with the respective gasoline retailers.
     We are currently testing several joint sites with gasoline retailers, including Shell, Forza, Ale, and Petrobras, the largest one in Brazil with approximately 7,000 locations. Our agreements with each of these gasoline retailers do not establish a number of joint sites to be opened. These agreements, like our standard franchise agreements, only set forth conditions to establish a joint site and do not limit the number of joint sites that may be opened under the agreement. To date, there are nine joint sites operating in Petrobras gas stations. Shell has five joint sites in operation and we are negotiating an agreement with them to house a specific number of other joint sites in certain approved locations. Forza, a gasoline retailer that also offers natural gas, a fuel commonly used by taxi-drivers, now has twenty-one Bob’s sites in operation. Besides, other four join sites operate in Ale, Esso, Texaco and Repsol.
     In November 2005, we opened our first franchise point of sale in Luanda, capital of Angola, one of the largest countries in Africa with approximately 11 million people. As of today, we have two points of sale operating abroad. Although we ceased a master franchise agreement to open franchised points of sale in Portugal in 2004, there is still one point of sale operating in this country; nevertheless, we are currently reevaluating its operation.
     We generally retain a right of first refusal in connection with any proposed sale of a franchisee’s interest.

Advertising and Promotions
     We aim to increase fidelity among our target-market, formed by young consumers from 13 to 25 years old, and attract consumers not familiarized with our products. For this reason, we intend to identify our fast-food hamburger restaurant chain with a place to go with the family and to meet friends. In 2005, we focused on reinforcing our primary products in order to boost sales and achieve these objectives.
     To invigorate our image, we changed our advertising agency to NBS, a dynamic agency that formulate marketing campaigns for other companies focused on communicating to young consumers. We, through our advertising agency, develop a multi-media marketing program to advertise our restaurant network in its primary markets. We usually employ television, radio, outdoors, and a variety of promotional campaigns to advertise our products; and we develop 15 and 30-second television commercials, which, typically, are aired one to six times a day for a 15-day period.
     The first marketing campaign launched in 2005, by the end of February, was called “Milkshake Carente” (Needing Milkshake). Its goal was to increase sandwich sales by associating it to our blockbuster, the milkshake. The promo focused on the loneliness of the milkshake without a sandwich companion and offered 50% off the price of three selected sandwiches to those who bought the medium size milkshake.
     In July, we launched a marketing campaign called “Big Bob Forever”, consisting in advertising our leading sandwich, the “Big Bob”. The promo offered free french fries to those who bought the sandwich with a soft drink and a prize to the best photo taken with the display made specially for the campaign and the best devotion sentence to the “Big Bob”.
     To compete with McDonald’s and Burger King, we have also launched a big size new sandwich, the “Double Grill Bacon”, a sandwich with two hamburgers of 120g and a slice of bacon. In addition, we have also launched a huge promotion (using sampling, outdoors, busdoors and bikedoors) of our delivery service in the state of Rio de Janeiro, the “Bob’s Fone”.
     We also offer a kids meal, a three food items with a packaged toy, called the “TriKids”. In 2005, we launched three different packaged toys to accompany the kids’ meal. The “Secret Kit” and the miniatures of the six personages of the cartoon Kids Next Door — KND and the “Squeeze Doo”, a plastic bottle colorfully decorated with Scooby-Doo cartoon personages. Certain of our points of sale offer special services for children’s birthday parties and also feature appearances by “Bobi, Biba, and Bonga”, our mascots. Visual tools, such as banners, posters and place mats, reinforce all these programs.
     In December, when increased masses occupy shopping malls and the streets due to the holidays season, we launched a promo offering 50% off the price of the “Double Cheeseburger” sandwich to those who bought the medium size milkshake.
     We keep franchisees informed of current advertising techniques and effective promotions and make our advertising materials available to our franchisees. Our franchisees are required, generally, to pay us 4% of their monthly gross receipts for advertising and promotions. Individual stores also develop promotional programs to attract additional clientele or to assist in the implementation of expanded business hours. Each outlet pays for these promotions. We commit 4% of our system-wide gross sales to marketing activities.

Sources of Supply
     We and our franchisees have not experienced any material shortages of food, equipment, fixtures, or other products which are necessary to restaurant operations. We anticipate no such shortages of products and, in any event, believe that alternate suppliers are available.
     We purchase food products and packaging from numerous independent suppliers. In selecting and periodically adjusting the mix of our suppliers, we assess and continuously monitor the efficiency of their regional and national distribution capabilities. To take advantage of volume discounts, we have entered into centralized purchasing agreements. Food products are ordered by, and delivered directly to each point of sale. Billing and payment for our company owned and operated points of sale are handled through the centralized office, while franchisees handle their own invoices directly. Packaging and durable goods are delivered to Fast Food Distributor Ltda. — FBD, a centralized warehouse operated by a non-affiliated person. This centralized purchasing helps assure availability of products and provides quantity discounts, quality control and efficient distribution.
     In June 2005, we renegotiated our contract with FBD to include transportation and delivery of supplies to each point of sale, and extended it, which otherwise would expire in December 2005, for five more years. The new terms represent substantial cost reductions and will impact positively on the operational margins of our fast-food restaurant chain. Due to that, Suprilog, a limited liability company established by Venbo Comércio de Alimentos Ltda., BFFC wholly-owned subsidiary, with the objective to carry out the transportation service left by TGB in 2004 due to financial difficulties, ceased its operations in November 2005.
     We participate in long-term exclusivity agreements with Coca-Cola, for its soft-drink products, Ambev, the biggest Brazilian brewery company, Farm Frites, the Argentinean producer of french fries, and Sadia, one of the biggest meat processors in Brazil, as well as with Novartis Nutricion for its Ovomaltine chocolate. These agreements are extensive to four to five years. The Coca-Cola agreement was amended in 2000 to extend the exclusivity period to 2008.
Trademarks
     We believe that our trademarks and service marks, all of which are owned by us, are important to our business.
     Our trademarks and service marks have been registered in the Brazilian trademark office. These trademarks and service marks expire at various times, when they are routinely renewed. The following table sets forth our significant trademarks and service marks that are registered in the Brazilian trademark office:

Trademark or Service Mark	Expiration Date

“Bob’s Double Cheeseburger”	October 24th, 2010
“Big Bob”	January 5th, 2012
“Bob’s”	June 5th, 2012
“Franfilé”	March 24th, 2013
     Currently we are reevaluating our trademarks referring to kids meal and related services, such as birthday parties for children.

     We have registered our trademark “Bob’s” in Paraguay, Uruguay and Argentina, the three countries members of the Mercosur — South America Commercial Agreement, in which Brazil takes part. We have also registered “Bob’s Burgers” trademark and logo in Paraguay and Uruguay, and we believe we will in the near future register both in Argentina. We have also registered our trademark “Bob’s” in Portugal, Germany, France, Italy and Benelux (an economic union of Belgium, the Netherlands, and Luxembourg), as well as in Angola, where we opened a franchise store at the end of 2005. As of today, we are initiating the process of registering our trademarks in the United Sates of America, Mexico and Chile.
Competition
     In terms of number of points of sale, we are the second largest food service organization in Brazil. Each of our restaurants is in competition with other food service operations within the same geographical area. We compete with other organizations primarily through the quality, variety, and value perception of food products offered. The number and location of units, quality and speed of service, attractiveness of facilities, and effectiveness of marketing are also important factors. The price charged for each menu item may vary from market to market depending on competitive pricing and the local cost structure.
     Additionally, each of our restaurants is in competition with informal food service. Fast-food restaurants have to focus on a limited number of options, sometimes even on just one type of product, in order to achieve the efficiency required in the competitive food service industry. Brazil is a vast country with an extensive regional cuisine, where a typical meal from one region can be found exotic in another, making more challenging the act of convincing the general public of a cross-country homogeneous menu. Because of that, made to order improvisations, prepared at the street by informal and moveable vendors nearby bus stations and subways, can be more appealing to the general public, since it mirrors people preferences, is convenient and overcomes income barriers more easily.
     Moreover, each of our restaurants is in competition for consumers pocket with other services and consumer goods, such as: mobiles, cable TV, broad band Internet, retail stores financing and credit cards payments.
     Statistical data drawn from the 2005 annual report elaborated by ABIA — Brazilian Food Industry Association indicate that our share of the fast-food market approximated 7.5% and 6.6% during the years ended December 31, 2005 and 2004, respectively. The food service industry total revenue increased 12.5% per annum from 1995 to 2005. In 2005, its total revenue was of R$38.2 billion. The fast food represents around 12.0% of the total food service industry, which includes restaurants, bars, snack bars, bakeries, industrial food service, hotels and catering, among others.
     As of December 31, 2005, McDonald’s had approximately 1,197 points of sale in Brazil, including 655 kiosks and 48 coffee stations. From the total, 140 stores were operated by 86 franchisees. Habib’s, a Brazilian fast-food chain that offers Arabic food products at low price, had approximately 260 points of sale. Giraffas, a fast-food chain that offers Brazilian popular dishes as rice and beans and feijoada, black beans prepared with meat, had approximately 180 points of sale. Subway, an American fast-food chain that offers made-to-order cold sandwiches, had approximately 42 points of sale. Burger King, a new entrant in Brazil’s fast-food industry, opened, in just one year, 9 stores in São Paulo and 3 other stores, respectively in Brasília, Salvador and Belo Horizonte.
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
Personnel
     As of December 31, 2005, we, including our franchisees, employed 8,000 persons, of whom 1,629 were employed in our owned and operated restaurants. The total number of full-time employees as of December 31, 2005 was 1,761 of which 190 were temporary personnel.
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
Not applicable.
     Note: we opened our first franchise point of sale in Luanda, capital of Angola in November, 19th 2005; although we have been receiving royalties attributable to this operation since then, the total amount received is not relevant to our operations.
Availability of Reports and Other Information
     We make available, free of charge, copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statement on Schedule 14A and amendments to those materials filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 after we file electronically such material with, or furnish it to, the United States Securities and Exchange Commission (the “Commission”). Persons wanting copies of such reports may send us their requests in writing at Rua Voluntários da Pátria 89, 9º andar — Botafogo CEP 22.270-010, Rio de Janeiro, Brazil, in attention to Brazil Fast Food Corp. Secretary. In addition, such reports are available on the Commission’s website located at www.sec.gov. The Commission makes available on this website, free of charge, reports, proxy and information statements, and other information regarding issuers, such as us, that file electronically with the Commission. Additionally, our reports, proxy and information statements may be read and copied at the Commission’s public reference room at 100 F Street, NE, Washington, DC 20549.
ITEM 1A. RISK FACTORS
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
     Although we have reached a positive result in 2005 and 2004, we incurred in net losses of R$4,118,000 and R$11,210,000 for the years ended December 31, 2003 and 2002, respectively. Our accumulated deficit at December 31, 2005 was R$58,687,000 and our working capital deficit at such date was R$4,371,000. The year 2005 presented a positive macroeconomic scenario that, together with strong measures implemented by the Company in its operation and administration, has helped it turns itself profitable. Yet, we cannot say that the negative tendency is wholly reversed. Some of our own stores are still non-profitable and our small operation margins are constantly been affected by market factors concerning raw material, wages and location costs.
•	Our registered public accounting firm’s report raises uncertainties about our ability to continue as a going concern.
     The report of BDO, the registered public accounting firm of our consolidated financial statements for the years ended December 31, 2005 and 2004, and those of Grant Thornton Auditores Independentes, the independent auditor of our consolidated financial statements for the years ended December 31, 2003, 2002 and 2001, recite that our recurrent losses from operations and negative working capital raise substantial doubt about our ability to continue as a going concern. Our plans to continue as a going concern, discussed elsewhere in this Annual Report, focus on efforts to increase our cash flow. At this time, we cannot state with any degree of certainty whether such increase will be possible and, if possible, sufficient to pay our debt obligations or operating expenses.
•	Our success depends on our ability to compete with our major competitors in the fast food industry.
     The success of our business is dependent upon our ability to compete with other restaurants and fast food chains. To compete, we may be required to spend significant funds on marketing and promotions and on developing and offering new products, while maintaining the prices we charge our customers. Many of our competitors have vastly greater over-all financial and other resources available to them than we do. For this reason, we may not have the resources necessary to compete effectively, which may cause consumers to prefer the products of our competitors. As a result, we could experience a decrease in revenues, which would have an adverse impact on our business and operations.
•	A new challenge: the light food.
     The success of our business is dependent upon our ability to respond promptly to changing consumer preferences. The demand for low fat and less caloric food has increased significantly in the last few years. In addition, Government is constantly imposing new disclosure rules on the nutrition content of food products on sale. To respond in accordance, we may be required to spend significant funds on research and development of new products, new food preparation methods and new appliances, as well as on preparing and printing disclosure materials to be exposed in stores and on food packages. We may not have the resources necessary to compete effectively, which may cause consumers to prefer the products of our competitors. As a result, we could experience a decrease in revenues, which would have an adverse impact on our business and operations.
•	Our future success is dependent upon the success and expansion of our franchise program.
     A portion of our revenues is attributable to the fees we collect from our franchisees. To improve our revenues in the future, we have developed a growth strategy that includes increasing our number of franchised points of sale. This growth strategy is substantially dependent upon our ability to attract, retain and contract with qualified franchisees and the ability of these franchisees to open and operate their Bob’s points of sale successfully. In addition, our continued growth will depend in part on the ability of our existing and future franchisees to obtain sufficient financing or investment capital to meet their market development obligations. If we experience difficulty in contracting with qualified franchisees, if franchisees are unable to meet their development obligations or if franchisees are unable to operate their points of sale profitably, the amount of franchise fees paid to us by our franchisees would decrease and our future operating results could be adversely affected.
•	We are subject to extensive regulatory requirements applicable to the food service industry.
     Both our franchisees and we are subject to regulatory provisions relating to the wholesomeness of food, sanitation, health, safety, fire, land use and environmental standards. Suspension of certain licenses or approvals due to our or our franchisees failure to comply with applicable regulations could interrupt the operations of the affected restaurant and inhibit our or their ability to sell products. Both our franchisees and we are also subject to Brazilian federal labor codes, which establish minimum wages and regulate overtime and working conditions. Changes in such codes could result in increased labor costs that could cause a reduction in our operating income. We are also subject to Brazilian federal franchising laws applicable to franchise relationships and operations. Changes in these or any other regulations may contain requirements that impose increased burdens on our business, which may adversely affect our results of operations. We cannot assure you that we will be able to deal successfully with any potential new or amended regulations.
Risks Relating to Brazil
•	Our operations are subject to changes in Brazil’s economy.
     Our business is very sensitive to the economic activity, and is highly affected by consumers’ confidence, population average income and employment.
     In Brazil, these three factors have been limited by an economic growth that has averaged 2.0% p.a. in the last eight years, what is a mediocre rate in comparison to other developing countries. To blame there are Brazil’s tax burden, which accounts for an estimated 38% of GDP, and real interest rate, which, at around 11% p.a., is among the highest in the world. In addition, Brazilian economic activity has been highly volatile: short periods of expansion alternating with contraction. Even though, monetary policy has been consistent for all these years, inflation rates have exceeded the inflation target fixed by the National Monetary Counsel.
     Tax burden and interest rates pressure our business by depressing our margins and increasing our cost of capital. Also, inflation pressure our business because, although inflation is often reflected on food products and packing material we purchase, as well as, on utility service and occupancy expenses we incur, to pass on higher costs is not always possible due to Brazilian low consumers’ purchase power.

Besides, higher inflation can pressure labor costs and increase unemployment, which has an adverse effect on our business, since it spurs informal business, such as moveable food vendors at the street.
•	Our business may be affected by political and constitutional uncertainty in Brazil.
     High levels of uncertainty have marked the Brazilian political environment since the country returned to civilian rule in 1985 after 20 years of military government. Brazil’s democracy structure still lacks of solid political institutions, committed political parties and fair judicial system.
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
     On August 11, 1997, we entered into a stockholders’ agreement with AIG Latin America Equity Partners, Ltd., referred to herein as “AIGLAEP”, and our then-current executive officers and directors and certain of their affiliates. The stockholders’ agreement provided that if we fail to achieve the performance targets for each of the periods from January 1, 1997 to December 31, 1999, 2000 or 2001, respectively, AIGLAEP could appoint such number of its designees which, together with an expansion of the board and the filling of vacancies created by the resignation of certain directors serving at such time, would then constitute a majority of our board of directors, thereby effecting a change in our control.
     The 1997 stockholders’ agreement was amended on March 14, 2001, to suspend AIGLAEP right to appoint a majority of our board of directors as we failed to achieve the performance targets for year ended December 31, 2000. The amendment set forth new performance targets, including macroeconomic parameters in which such targets should be achieved, for the following two years ended December 31, 2002.
     On May 15, 2002, we entered into an additional stockholders agreement with Bigburger Ltda. and CCC Empreendimentos e Participacoes Ltda., referred to herein as “Investors”, and our then-current executive officers and directors and certain of their affiliates. The agreement was signed in order to provide BFFC with capital, for the subsequent injection of resources into Venbo, in the amount of

R$5,000,000, during the first provision, and, for the second provision, the amount in Reais that corresponds to US$ 850,000 at the time of the second provision, to be converted using the exchange rate equivalent to the PTAX average rate for commercial Dollars, published by the Central Bank of Brazil.
     On December 20, 2004, AIGLAEP sold its total number of shares in equal parts to the Investors, terminating the stockholders agreement signed on 1997 and amended on 2001.
Risks related to juridical and financial contingencies
•	Special financing of fiscal debts.
     Since 2002, we have been beneficiaries of a special financing of fiscal past due obligations. This program was called REFIS and, pursuant to several regulations, the past due obligations are now consolidated in a program called PAES. This program consists in paying monthly to the government a sum which corresponds to 1.5% of our revenues plus interest rates, calculated on the basis of TJLP – Long Term Interest Rate, an annual interest rate established by the National Monetary Counsel for a three-months period (currently at 9.0% p.a.). The term for this PAES program is 15 years counted from July 1, 2003 when the PAES became valid and in full execution. At the present moment our debt is of approximately R$14,628,000.
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
     VENDEX was the owner of Venbo Comércio de Alimentos Ltda., our Brazilian subsidiary, before BFFC purchased it in 1996. At that moment a due diligence was done on Venbo’s accounts to evaluate their debts and other liabilities and assets. The agreement that was signed between VENDEX and BFFC covering the transaction determined that VENDEX would be responsible for any hidden liability or future liability concerning the acts of the company prior to the date of the agreement. Yet, a clause restricts VENDEX responsibility to 5% of the price paid by BFFC, a sum that is around R$3,500,000 at the present moment. Another clause says this limitation is not valid for certain taxes not mentioned in the agreement but it is not clear enough which the limits are between taxes covered or not by the limitation clause.
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
     In 2005, we have been summoned by the fiscal authority of the State of Rio de Janeiro to pay a debt of R$45,000. In order to have a right to appeal we have been obliged to put in a pledge one of our real states. VENDEX assumed the defense but has not substituted the seizure of our asset. This means that, if these fiscal acts pursue in the future, we may be forced to sue VENDEX in order to claim for our contractual rights, a long term process that, in the meantime, may affect our cash flow.
•	Legal contingencies.
     In 2003, one franchisee has recently initiated a lawsuit against our company. He was an unsuccessful franchisee that became a permanent debtor of royalty and marketing contributions. All the efforts we have done for long periods to improve his business failed. We finally decided to interrupt the franchise contract and we obtained the closure of the stores explored by this franchisee. His demand is based on a principle that is against the basis of the franchise way of operation. He supposes the franchiser may be considered responsible for having offered the operation of a store with guaranteed profitability. Even if this argument is completely against the franchise laws and the usual practices of our business, it is not impossible that this franchisee may succeed in convincing a jury or a judge that some indemnity or compensation must be paid by our company. This contingency is not accrued as a liability in our financial statements for we consider the risk of failure in our defense is remote. However, we must call the attention of our shareholders and future investors to the existing risk. (as of today, this claim is of approximately R$5,000,000)
•	Tax contingencies.
     a) ISS — This is a municipal tax paid on services rendered. In 2004 a new regulation included franchise royalties and other revenues in the list of “services rendered” that pay a 5% tax on these revenues to the Town Hall. We are defending, as all other franchisers, that the franchise law explicitly determines that franchise revenues don’t pay services but rights to use a brand. Concerning marketing taxes they are not revenues but sums franchisees transfer to the franchiser for him to administrate marketing events, publicity and promotions. Our demand failed in the first instance but we have appealed to the Court.
     Yet, Municipal Inspectors investigated our subsidiary in routine inspection that started in 2004 and was concluded on March 2005. They stated in their report that ISS must be applied to all franchise revenues from the year 2000, that means the whole period involving our two lawsuits in due course. The amount to be paid is R$2,500,000 plus interest and fines. They also stated that we should pay ISS on the sums received for exclusivity contracts with suppliers representing R$91,500 plus interest and fines. We are pleading also in Court that these contracts are not services. Anyway, this ISS tax is a risk that could oblige us to increase our prices seriously affecting our revenues in the future and in case we would be losers in law suits it would seriously affect our bottom line income and our cash flow. We are now paying ISS on Royalties in Court and there is a provision registered in our balance sheet liabilities.
     b) ICMS Rio de Janeiro and São Paulo – ICMS is a value added tax Venbo pays regularly since May 2002. Every debt registered as of May 2002 has been paid and the Company has not incurred in new past due debt since then. This tax is paid to the Governments of Rio de Janeiro and São Paulo states and to the Federal District (Brasília). Each month the company sends an electronically report – “SINTEGRA”- to the Government fiscal authorities, which includes several forms relating to sales and sale expenses coming from the own stores.
     In August 2005, the fiscal authorities of Rio de Janeiro, and later on the São Paulo authorities, compelled the company to submit form 60, one of SINTERGA’s forms, in a compact disc (CD) with 4 years month figures corresponding to two stores. A technical difficulty was found and the company couldn’t fulfill the requirement. As a consequence, the company was penalized in Rio de Janeiro with a R$750,000 fine, duly registered in the balance sheet. The company appealed to the Courts claiming the information required was not a primary obligation but an accessory obligation, hence the amount inflicted was not in accordance with the nature of the fault. If this fine were to be applied to all of our own and operated stores, the amount could reach several millions of Reais (R$). We hope to negotiate this matter with the authorities both in Rio de Janeiro and São Paulo to avoid a major problem, find a solution for the future magnetic registers and pay a reasonable fine for the past due registrations we will not be able to recover. Anyway, this is a major contingency that must be taken into account when evaluating the company’s financial statements.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
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
     We believe that our current facilities are adequate for our needs in the forseeable future.
     Our corporate headquarters were located until June 2004 in premises at Avenida Brasil, 6431 Bonsucesso, CEP 21040-360, Rio de Janeiro, brazil, which Venbo acquired in 1995.
     In January 2004 we adhered to an amnesty program issued by the Rio de Janeiro state concerning ICMS (a tax on value added) past dues. Payments had been negotiated in monthly installments that we were paying regularly when the government of Rio de Janeiro became interested in our headquarters building that included an own operated store and a large parking lot. After extensive negotiations we finally sold the building to the government for a price we consider exceptional in face of the deterioration of the region where our installations were located. The price was R$2,800,000 and we received R$2,100,000 in cash and R$700,000 as a compensation of the balance of the ICMS debt consolidated at that moment. The headquarters moved to Rua Voluntários da Pátria, 89 – 9th floor – Botafogo in Rio de Janeiro – RJ. These are leased modern offices and we have been able to reduce expenses due to the fact that we occupy a smaller area with less expenditure of electricity and air conditioning machines.
ITEM 3. LEGAL PROCEEDINGS
     In 1999, we commenced court actions to defer payment of R$11,444,000 past due taxes to Brazilian state and federal taxing authorities. These actions, which were filed pursuant to procedures enacted under Brazilian law specifically to challenge the payments of taxes in arrears and to seek a deferred payment schedule, were intended to extend payments on past due taxes and reduce financing interest charges. During 2000 and 2002, we reached agreements with the state authorities and obtained the right to fulfill our outstanding state tax obligation by making payments over a ten-year period, as indexed to Brazil’s Unidade Fiscal de Referencia, which is currently 12.0% per annum. Consequently, we withdrew the legal action. During 2000 and 2003, we also applied and were accepted to join tax amnesty programs offered by the Brazilian federal government, now called PAES, and withdrew our action regarding the federal taxes. Under those federal tax amnesty programs, we may fulfill our outstanding federal tax obligation by making monthly installment payments equal to 1.5% of our gross sales, with interest accruing at rates set by the Brazilian federal government, which are currently set at 9.0% per year. In fact, Debts included in the PAES are divided into debts related to federal taxes and debts related to social security obligations. We pay separately 0.75% for each institution, the “Receita Federal” in the first case and the “INSS” for the latter. The great problem we have faced is the consolidation of these debts in order to determine if the provisions registered in our financial statements are correct. We have found several differences in the figures exposed by the government and our books. All of them seem to come from government errors and we are pleading for corrections.
     We also adhered to an amnesty issued by the Government of Rio de Janeiro state concerning past due ICMS (a tax on aggregated value). We paid a debt of around R$3,500,000 with a 80% reduction on fines and we compensated R$700,000 in the sale of our headquarters’ building in Avenida Brasil. Yet the state government couldn’t find a debt of about R$362,000 that is accrued in our balance sheet but they couldn’t identify in their records. We believe this situation will soon be cleared up and we will negotiate a new term for payment. A reserve is been done in our cash flow. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for a further discussion of these matters.
     Concerning legal proceedings in due course we mentioned in Item 1 “Risks related to juridical and financial contingencies,” the case of one lawsuit against our company initiated by one franchisee. He asserts that Venbo offered points of sale with a guarantee of profitability and success, something completely against the principles and philosophy of the franchise business as defined in the franchise law. Although we believe that the probability of winning this lawsuit is great we cannot exclude the decision of judges or juries that would oblige us to pay an indemnity or compensation to this franchisee. The store belonging to this franchisee is now been operated by us with a good performance.
     In 2001, we initiated a court action to seek a judicial determination that our equipment lease financing agreements should not have their respective principal amounts indexed to the US dollar, but instead stated in Brazilian Reais bearing interest at 12% p.a. While awaiting the court’s determination, we have deposited all installment payments due under our lease financing agreements with the court in Reais, inclusive of 12% p.a. interest. In the event that we have an unfavorable outcome in the litigation, we could be required to pay up to R$3,000,000, in addition to the R$1,246,000 previously deposited with the court, depending on court’s decision and as a function of the report of the experts appointed by the judge in due course.

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
     Pursuing to our lawyers’ opinion we are not paying ISS on initial fees and marketing fund contributions and we are carrying on a lawsuit against the city of Rio de Janeiro concerning royalties. In this case a judiciary pledge is being done monthly since the publication of the law. We lost the administrative stage and our lawyers are appealing to the courts.
     Years ago the company had been intimated to pay ISS on royalties. We are discussing in court the intimation with a better chance to win this lawsuit because at the time there was no law concerning this matter, except the franchise law that clearly says franchise activity is not a service.
     We have also many legal proceedings concerning labor contingencies. In 2005, we were condemned to pay a fine of R$480,000 to an former employee. This amount is not frequent in labor processes, due both to low wages of our store employees and high turn over of the majority of them. Even so, the number of lawsuits in due course obliged us to make a provision affecting our income in R$1,335,373.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matter was submitted to a vote of security holders in the fourth quarter ended December 31, 2005.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
     Our common stock is quoted on OTC Bulletin Board under the symbol “BOBS.OB.” Prior to March 11, 2002, our common stock was quoted on The Nasdaq Capital Market. There is a limited public trading market for our common stock. The following table sets forth the range of the high and low bid quotations for our common stock for the periods indicated:

	Common Stock
Three Months Ended	High	Low
March 31, 2005	.80	.40
June 30, 2005	1.65	.54
September 30, 2005	1.01	.55
December 30, 2005	$1.51	.81

March 31, 2004	.61	.21
June 30, 2004	.55	.30
September 30, 2004	.51	.31
December 31, 2004	$.51	.25
Holders
     The number of record holders of our common stock as of March 29, 2006 was 74.
Dividends
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
     Brazil generally requires the registration of foreign capital invested in Brazilian markets or businesses. Thereafter, the Brazilian government must approve any repatriation of the foreign capital, or income earned on the foreign capital investment. In addition, the Brazilian government may also impose temporary restrictions on foreign capital remittances abroad if Brazil’s foreign currency reserves decline significantly. Although approvals on repatriation are usually granted and we know of no current restrictions on foreign capital remittances, our payment of dividends would be subject to these limits if the Brazilian government delays, imposes these restrictions on, or does not approve, the transfer by our Brazilian operating subsidiary, Venbo Comercio de Alimentos Ltda., of funds out of Brazil for the payment of dividends to our non-Brazilian shareholders. See “Risk Factors – Risks Relating to Brazil.”
     Our payment of dividends is restricted under the American law because of the accumulated losses registered in the balance sheet.

Equity Compensation Plans
     During 2005, the Company’s Board of Directors and a majority of the shareholders of the Company decided that Board compensation would be paid in cash and that no more stock options would be granted. The provisions set by the Plan are still valid for all vesting options until the last option grant (November, 2004). The following table give information about our common stock that may be issued upon the exercise of options, warrants, and right under all existing equity compensation plans as of December 31, 2005.
EQUITY COMPENSATION PLAN INFORMATION

Remaining
Available For
	Securities to be		Future Issuance
	issued upon		Under Equity
	exercise of	Weighted-Average	Compensation
	outstanding	Exercise Price Of	Plans (excluding
	options, warrants	Outstanding	securities reflected
	and rights	Options, Warrants	in column (a)
Plan Category	(a)	And Rights	(c)

Equity compensation plans approved by security holders (1)	347,000	$1.65	—
Equity compensation plans not approved by security holders (2)	—	—	—

Total (1) + (2)	347,000	$1.65	—

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

	Year Ended December 31,
	2005		2004		2003		2002		2001
STORE RESULTS

Net Restaurant Sales	R$	75,559	R$	65,338	R$	60,466	R$	63,465	R$	68,107
Store Costs and Expenses
Food, Beverage and Packaging		(28,306)		(24,728)		(23,754)		(25,333)		(27,331)
Payroll & Related Benefits		(17,094)		(14,778)		(13,688)		(13,802)		(13,983)
Restaurant Occupancy		(8,926)		(8,348)		(7,569)		(8,417)		(8,341)
Contracted Services		(8,624)		(8,324)		(7,950)		(7,529)		(7,330)
Depreciation and Amortization		(2,194)		(2,225)		(2,651)		(3,017)		(3,146)
Other Store Costs and Expenses		(3,240)		(2,250)		(1,684)		(1,828)		(2,850)

Total Store Costs and Expenses		(68,384)		(60,653)		(57,296)		(59,926)		(62,981)

STORE OPERATING INCOME		7,175		4,685		3,170		3,539		5,126

FRANCHISE RESULTS

Net Franchise Revenues	R$	11,963	R$	9,414	R$	9,264	R$	4,904	R$	3,981
Franchise Costs and Expenses		(2,144)		(1,916)		(2,150)		(1,166)		(1,342)

FRANCHISE OPERATING INCOME		9,819		7,498		7,114		3,738		2,639

MARKETING, GENERAL AND ADMINISTRATIVE (EXPENSES) INCOME

Marketing (Expenses) Income		(2,453)		342		(659)		(375)		(2,362)
Administrative Expenses		(9,192)		(7,828)		(6,520)		(7,434)		(7,594)
Other Operating Income (Expenses)		2,248		634		(2,936)		(607)		2,054
Depreciation and Amortization		(1,158)		(1,160)		(704)		(756)		(820)
Net result of assets sold		(52)		432		48		(287)		(122)
Impairment of assets		(148)		—		(204)		(1,374)		—

Total Marketing, G & A (Expenses) Income		(10,755)		(7,580)		(10,975)		(10,833)		(8,844)

OPERATING INCOME (LOSS)		6,239		4,603		(691)		(3,556)		(1,079)

Interest Income (Expenses)		537		(3,151)		(3,017)		(4,174)		(5,502)
Foreign Exchange and Monetary Restatement Loss		(84)		(252)		(410)		(3,480)		(1,669)

NET INCOME (LOSS) BEFORE INCOME TAXES		6,692		1,200		(4,118)		(11,210)		(8,250)

Income taxes		(2,248)		(599)		—		—		—

NET INCOME (LOSS)	R$	4,444	R$	601	R$	(4,118)	R$	(11,210)	R$	(8,250)

NET INCOME (LOSS) PER COMMON SHARE BASIC AND DILUTED	R$	0.55	R$	0.08	R$	(0.55)	R$	(1.96)	R$	(2.27)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC AND DILUTED		8,061,317		7,970,473		7,552,363		5,707,957		3,626,626

Balance Sheet Data (End of Period):
WORKING CAPITAL DEFICIT		4,371		5,235		5,882		14,238		18,717
TOTAL ASSETS		38,070		37,859		35,805		36,984		39,777
ACCUMULATED DEFICIT		(58,687)		(63,131)		(63,732)		(59,614)		(48,404)
TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)		34		(4,192)		(5,103)		(1,510)		1,217

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with ITEM 6 “Selected Consolidation Historical Financial Data”, ITEM 1A “Forward Looking Statements”, and with our consolidated financial statements and related notes appearing elsewhere in this report.
Background
     Over the last years, we have endeavored to reduce our operating costs, increase our product offerings, improve our image to our customers, continuously develop and implement promotional campaigns and steadily increase our restaurant network and franchise base. Although we have experienced increases in operating revenues and positive net income in recent years, factors related to the Brazilian political and economic environment have contributed to our history of significant net losses. These factors include the following:
Brazilian Political Environment
     Brazil, which is located in the central and northeastern part of South America, is the largest Latin American country and the world’s fourth-largest democracy.
     According to Latinobarómetro, a Chilean organization that carried out surveys in 18 countries each year since the mid-1990s, published exclusively by The Economist, democracy has increased its resilience in Latin America. After decades of military ruling, the region has shown enthusiasm for democracy and free-market reform, but its disappointing growth rate in recent years and recurring recession periods (severe in some places) has brought up questions about which economic and monetary policies is more adequate to respond to poverty and inequality. Latin America, and Brazil is no exception, carries a legacy of past undemocratic practices, and although a large number of its citizens believe that a market economy is essential for their country development, only a few express faith in political parties, in the Congress and in the courts.
     High levels of uncertainty have marked the Brazilian political environment since the country returned to civilian rule in 1985 after 20 years of military government. Even though the election of Luiz Inácio Lula da Silva in 2002 has show democracy increasing matureness in the country, the corruption scandal involving his Workers’ Party (PT), the largest left-wing force in Latin America, disappointed many enthusiasts.
Brazilian Economic Environment
     In March 1994, the Brazilian government introduced an economic stabilization program, known as the “Real Plan”, intended to reduce the rate of inflation by reducing certain public expenditures, collecting liabilities owed to the Brazilian government, increasing tax revenues, continuing to privatize government-owned entities and introducing the “Real”, a new currency based on a monetary correction index and fixed against the U.S. Dollar. From 1994 to 2000, the Real Plan resulted in a substantial reduction in Brazil’s rate of inflation.
     During this period, many structural reforms, such as government monopolies break down, privatization and deregulation of some sectors, were approved by the Brazilian Congress and Senate, but the country fiscal deficit were still looming. After two major international crisis, Asia in 1997 and Russia in 1998, investors fled to minimize their lost while Brazil’s international reserves plunged. In January

1999, the Central Bank of Brazil determined the free fluctuation of the “Real” against other currencies and adopted an inflation target methodology, where the National Monetary Counsel establishes an inflation target, with maximum and minimum variation permitted, to be met by the Central Bank through its monetary policy.
     The Central Bank of Brazil implemented a tight monetary policy in order to keep inflation under control. Nevertheless, the possibility of a left-wing president victory in 2002, scared out investors, triggering Brazil’s currency devaluation, which in only six months dropped 80% against the U.S. Dollar. Inflation, already in two digits, spike higher.
     The currency devaluation in 2002 boosted the country exports and helped an economic recovery in the fourth quarter of 2003. In 2004, Brazil capitalized on international growth, depreciated Brazilian currency and higher commodities prices, to grow 4.9%, according to the IBGE — Brazilian Institute of Geography and Statistics (a governmental institution), helping income and employment to recover from its worst figures in years. In 2005, a corruption scandal followed by a major political crises halted economic growth. Brazil GDP increased only 2.3%, below all expectations.

Year Ended December 31,
	2005	2004	2003	2002	2001	2000	1999	1998
GDP	2.3%	4.9%	0.5%	1.9%	1.3%	4.4%	0.8%	0.1%
Inflation[1]	5.7%	7.6%	9.3%	12.5%	7.7%	6.0%	8.9%	1.6%
Interest Rates[2]	18.1%	17.8%	16.3%	24.9%	19.1%	15.8%	19.0%	29.0%
Devaluation[3]	-11.8%	-8.1%	-18.2%	52.3%	18.7%	9.3%	48.0%	8.3%

[1] Inflation as measured by IPCA – Broad Consumers Price Index

[2] Nominal Interest Rates (p.a.) as measured by the average interest rate in daily transactions with federal government bond

[3] Devaluation/Revaluation of the Brazilian (R$) currency against U.S. Dollar ($)

Source: Brazilian Institute of Geography and Statistics (IBGE) and Central Bank of Brazil.

RESULTS OF OPERATIONS
COMPARISON OF YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003 (Amount in thousand of Brazilian Reais)
The following table sets forth statement of operations for the periods of twelve months ended December 31, 2005, 2004 and 2003. These statements segregate the earnings provided by our operated stores business from the earnings provided by franchise business. However, all the operating figures were stated as a percentage of the Net Restaurant Sales because we believe that, in general, either kind of business (restaurant operations or franchise net earns) move towards Net Restaurant Sales evolution, and, accordingly, cost and expenses should be analyzed in connection with such evolution.

	Twelve Months			Twelve Months			Twelve Months
	Ended			Ended			Ended
	December 31, 2005%			December 31, 2004%			December 31, 2003%
STORE RESULTS

Net Restaurant Sales	R$	75,559	100.0%	R$	65,338	100.0%	R$	60,466	100.0%
Store Costs and Expenses
Food, Beverage and Packaging		(28,306)	-37.5%		(24,728)	-37.8%		(23,754)	-39.3%
Payroll & Related Benefits		(17,094)	-22.6%		(14,778)	-22.6%		(13,688)	-22.6%
Restaurant Occupancy		(8,926)	-11.8%		(8,348)	-12.8%		(7,569)	-12.5%
Contracted Services		(8,624)	-11.4%		(8,324)	-12.7%		(7,950)	-13.1%
Depreciation and Amortization		(2,194)	-2.9%		(2,225)	-3.4%		(2,651)	-4.4%
Other Store Costs and Expenses		(3,240)	-4.3%		(2,250)	-3.4%		(1,684)	-2.8%

Total Store Costs and Expenses		(68,384)	-90.5%		(60,653)	-92.8%		(57,296)	-94.8%

STORE OPERATING INCOME		7,175	9.5%		4,685	7.2%		3,170	5.2%

FRANCHISE RESULTS

Net Franchise Revenues	R$	11,963	15.8%	R$	9,414	14.4%	R$	9,264	15.3%
Franchise Costs and Expenses		(2,144)	-2.8%		(1,916)	-2.9%		(2,150)	-3.6%

FRANCHISE OPERATING INCOME		9,819	13.0%		7,498	11.5%		7,114	11.8%

MARKETING, GENERAL AND ADMINISTRATIVE (EXPENSES) INCOME

Marketing (Expenses) Income		(2,453)	-3.2%		342	0.5%		(659)	-1.1%
Administrative Expenses		(9,192)	-12.2%		(7,828)	-12.0%		(6,520)	-10.8%
Other Operating Income (Expenses)		2,248	3.0%		634	1.0%		(2,936)	-4.9%
Depreciation and Amortization		(1,158)	-1.5%		(1,160)	-1.8%		(704)	-1.2%
Net result of assets sold		(52)	-0.1%		432	0.7%		48	0.1%
Impairment of assets		(148)	-0.2%		—	0.0%		(204)	-0.3%

Total Marketing, G & A (Expenses) Income		(10,755)	-14.2%		(7,580)	-11.6%		(10,975)	-18.2%

OPERATING INCOME (LOSS)		6,239			4,603			(691)

Interest Income (Expense)		537	0.7%		(3,151)	-4.8%		(3,017)	-5.0%
Foreign Exchage and Monetary Restatement Loss		(84)	-0.1%		(252)	-0.4%		(410)	-0.7%

NET INCOME (LOSS) BEFORE INCOME TAXES		6,692	8.9%		1,200	1.8%		(4,118)	-6.8%

Income taxes		(2,248)	-3.0%		(599)	-0.9%		—	0.0%

NET INCOME (LOSS)	R$	4,444	5.9%	R$	601	0.9%	R$	(4,118)	-6.8%

STORE RESULTS
Net Restaurant Sales
     Restaurant sales for our company-owned and operated points of sales increased R$10,221 or 15.6% to R$75,559 for the year ended December 31, 2005 as compared to R$65,338 and R$60,466 for the years ended December 31, 2004 and 2003, respectively. Same store sales increased approximately 17.2% for the year ended December 31, 2005 as compared to the year ended December 31, 2004. Same store sales for the year ended December 31, 2004 increased by 6.2% when compared to 2003.
     During the year of 2005 Company’s sales were positively impacted by good economic environment in Brazil. In addition to those factors, the following issues positively affected Company’s restaurant sales:
     - intensive marketing campaigns featuring one of the Company’s most popular products (“Ovomaltine” milkshake) as well as products to younger consumer and health oriented products, including Nestea beverages
     - investments on remodeling stores
     - an average increase of 9% in the sales price of Company’s products from December 31, 2004 to December 31, 2005.
     - 2005 winter in Brazil (July, August and September) has been one of the warmest in recent years, resulting in considerable increases in sales of products such as ice cream, sundaes, milkshakes and soft-drinks.
     The increase of restaurant sales from 2003 to 2004 was due to (i) our promotional campaigns; (ii) introduction of new products, mainly the “grill line” sandwiches; (iii) an average increase of 10% in the sales prices of our products from December 31, 2003 to December 31, 2004; (iv) implementation of incentive plans to our store personnel. These positive effects on restaurant sales were partially offset by the increase of one of the Brazilian Sales Taxes (COFINS) in January 2004.
Food, Beverage and Packaging Costs
     As a percentage of net restaurant sales, food, beverage and packaging costs were (37.5%), (37.8%) and (39.3%) for the years ended December 31, 2005, 2004 and 2003, respectively.
     Food, beverage and packaging costs decrease from 2003 to 2004 and to 2005 as a percentage of net restaurant sales, is due to our ongoing efforts on negotiations of long term agreements with some suppliers. The permanent growth of our franchise network is enhancing its negotiation power with the suppliers.
     In addition, during 2005 the devaluation of the U.S. Dollar against the Brazilian Real provided a cost decrease on imported goods such as french fries, along with a positive impact on goods derived from commodities denominated in U.S. Dollars such as meat and chicken.
     The effect of the facts related above was partially offset by the increase of costs on packaging costs. In addition, during the third quarter of 2005 there was an inventory write-off of french fries, due to non-recurring logistic failure.

Payroll & Related Benefits
     As a percentage of net restaurant sales, store payroll and related benefits were (22.6%), flat for the three years ended December 31, 2005, 2004 and 2003.
     During 2005 and 2004 there were increases on labor costs, such as:
     - 2005- (i) the rise of the Company’s store personnel salaries of approximately 6.6% provided by union-driven agreements; (ii) growth of number of employees – new Operation Supervisors and temporary employees- ; (iii) conversion of trainees (which have no labor charges) into new employees.
     - 2004- (i) purchase of new uniforms; (ii) annual increases in salaries mandated by union-driven agreements.
Restaurant Occupancy Costs and Other Expenses
     As a percentage of restaurant sales, restaurant occupancy costs and other expenses were (11.8%), (12.8%) and (12.5%) for the years ended December 31, 2005, 2004 and 2003, respectively.
     These decreases are due to negotiations of lease contracts which included temporary and permanent lease cost reductions, as well as to the optimization of the fixed lease cost compared to the increase of sales.
     These decreases were partially offset by increases in such rents, derived from its contractual restatements, according to Brazilian inflation measured by the IGP-M, currently at 2% (12.4% in 2004) per annum, as well as the opening of a new premium store with relevant rent cost.
Contracted Services
     Expenses related to contracted services expressed as a percentage of net restaurant sales were approximately (11.4%), (12.7%) and (13.1%) for the twelve months ended December 31, 2005, 2004 and 2003, respectively.
     During 2005, this decrease was mainly attributable to the reduction of utilities (especially communication), to decreases on service of values transportation as well as delivery costs. Those reductions were partially offset by increases in the costs of maintenance on equipments and buildings.
     During 2004, this decrease in percentage of net restaurant sales during 2004 is mainly attributable to the reduction obtained on some contracted services such as delivery, technology, maintenance and security for special events during 2004. The effect of those decreases was partially offset by expenses related to our call center, which operations started in December 2003, as well as increases in the costs of maintenance parts.
Other Store Cost and Expenses
     Other store cost and expenses expressed as a percentage of net restaurant sales were approximately (4.3%), (3.4%) and (2.8%) for the twelve months ended December 31, 2005, 2004 and 2003, respectively.
     The increase during 2005 is mainly attributable to the increase of cleaning material and higher expenses related to special events.

     The increase during 2004 is mainly attributable to the increase on the insurance costs, increase of consumption of material costs and higher traveling expenses due to new stores open away from the Company’s headquarters.
FRANCHISE RESULTS
Net Franchise Revenues
     Franchise revenues are comprised of initial fees (amount due at the signing of a new franchise contract) and royalty fees (derived from a percentage on the sales of the stores operated by franchisees), as set forth below:

	12 months ended December, 31
	2005	2004	2003
Net Franchise Royalty Fees	10,167	8,035	6,663
Initial Fee	1,796	1,379	2,601

Net Franchise Revenues	11,963	9,414	9,264

     Franchise income increased R$2,549 or 27.1% to R$11,963 for the year ended December 31, 2005, as compared to R$9,414 and R$9,264 for the years ended December 31, 2004 and 2003, respectively. These increases are mainly attributable to the growth of our franchised business from 280 points of sale as of December 31, 2003 to 325 as of December 31, 2004 to 386 as of December 31, 2005.
     In addition of royalty fees and initial fees, the Company receives from franchisees market funds which represent franchise contributions to finance corporate marketing investments and are accounted for as discussed at note 2 of the financial statements.
Franchise Costs and Expenses
     Franchise cost and expenses expressed as a percentage of net restaurant sales were approximately (2.8%), (2.9%) and (3.6%) for the twelve months ended December 31, 2005, 2004 and 2003, respectively.
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
MARKETING, GENERAL AND ADMINISTRATIVE (EXPENSES) INCOME
Marketing (expenses) income
     As a percentage of net restaurant sales, marketing income (expenses) were approximately (3.2%), 0.5% and (1.1%) for the twelve months ended December 31, 2005, 2004 and 2003, respectively.

     The increase of net marketing expense in 2005 is attributable to higher and more expensive investments mainly related to TV commercials.
     In 2003, the company exceed its marketing income by its marketing expenses, and so has used other sources of income to maintain the marketing expenses it believed necessary to its business. In 2004, the company has limited its marketing expenses in order to balance the funds it used before, but comparatively it has been increasing the total amount invested in marketing every year.
     The reversal from net marketing (expense) in 2003 to net marketing income in 2004 is mainly attributable to a higher level of marketing funds derived from the increase of franchisees from period to period, as well as an optimization of marketing investments.
General and Administrative Expenses
     As a percentage of restaurant sales, general and administrative expenses were approximately (12.2%), (12.0%) and (10.8%) for the twelve months ended December 31, 2005, 2004 and 2003, respectively.
     For 2005 the administrative expenses increased due to the growth of Company’s sales which required an physical expansion of Company’s headquarter, as well as new hired employees in finance and accounting departments. In addition there were two promotions for top management: (i) one for the supply department; (ii) one for a new region unit, which will develop a network at regions in Brazil that the Company has not a meaningful presence. Those increases were partially offset by lower consulting fees and lower bank charges.
     There were increases on administrative expenses observed in 2004 mainly attributable to increase on salaries and labor charges of our administrative personnel as well as increase on consultant fees regarding tax-planning services. In addition, a reduction of administrative personnel occurred during June 2004, derived extra expenses related to the legal obligations for employee dismissals.
Other Operating Income (Expenses)
     Other operating income (expenses) expressed as a percentage of net restaurant sales were 3.0%, for the twelve months ended December 31, 2005, 1.0% for the twelve months ended December 31, 2004 and (4.9%) for the same period ended December 31, 2003.

     Other operating income (expenses) are mainly comprised of income derived from suppliers pursuant to terms of certain exclusivity agreements and non recurring income or expenses. The following table sets forth the breakdown of Other Operating Income (Expense):

	December 31,
	2005		2004		2003

Exclusivity and Rebate Agreements	R$	3,655	R$	3,949	R$	2,503
Income from properties leasing		410		226		156
Uncollectable receivables		(2,470)		(2,243)		(2,025)
Reassessed tax and other tax adjustments		1,552		(632)		(2,155)
Accruals for contingencies		(1,482)		(117)		(370)
Transport and logistic operating income (Suprilog)		873		9
Preopening and other (expenses) income		(290)		(558)		(1,045)

	R$	2,248	R$	634	R$	(2,936)

     Other operating income was impacted by the reassessed tax reversal of 2005 discussed at note 4 of the consolidated financial statements, by the positive operating results of Venbo’s subsidiary, which operations started during the third quarter of 2004 and ended on the beginning of December, 2005.
     Despite of improving the collection rate from its franchisees during 2005, the Company had to write-off approximately R$1,100 of credit card receivables due to accumulated administration fees, which were not previously accounted for.
     During 2004, the improvement of other operating income (expense) is due to a greater amount of rebates negotiated with suppliers during the twelve months of 2004, compared to the same period of 2003. In addition, 2003 was negatively impacted by non-recurring charges related to adjustments of the Company’s balance of its tax amnesty program.
Depreciation and Amortization (Stores and Headquarters)
     As a percentage of restaurant sales, depreciation and amortization expense, (both store and headquarters) was approximately (4.4%)%, (5.2%) and (5.5%) for the years ended December 31, 2005, 2004 and 2003, respectively.
     The decrease observed in 2005 is due to the stabilization of the depreciation cost compared to the increase of sales.
     The 2004 and 2003 decreases are attributable to the completion of depreciation upon some assets (mainly computers and leasehold improvements).
Impairment of Assets and Net Result of Assets Sold
     We usually review our fixed assets in accordance with SFAS 144, which requires that long-lived assets being disposed of be measured at the lower of carrying amount or fair value less cost to sell. As a consequence of such review, the Company recorded expenses in the first quarter of 2005 derived from the adjustments to reach such appropriate fixed asset value.
     During 2004, our review in accordance with SFAS 144, derived no charge to the income statement.

INTEREST INCOME (EXPENSES) AND FOREIGN EXCHANGE GAIN (LOSS)
Interest Income (Expenses)
     As a percentage of restaurant sales, net interest expense and foreign exchange gains and/or losses were approximately 0.7%, (4.8%) and (5.0%) for the years ended December 31, 2005, 2004 and 2003, respectively.
     The percentage decrease for the period ended December 31, 2005 as compared to the same period in 2004 is attributable to reduction of the level of Company’s bank indebtedness and to the effect of the reversal of interest on reassessed tax (R$809) discussed at note 12 of the financial statements. In addition, the Company accounted for a non-recurring income of approximately R$800 regarding finance discounts obtained from one of the its suppliers.
     Interest expenses increased for the twelve months ended December 31, 2004 as compared to the same period in 2003 due to the increase of overall interest rates in Brazil during 2004. However, the perception of such increase was diluted by the growth of restaurant sales.
Foreign Exchange and Monetary Restatement Gain (Loss)
     As a percentage of net restaurant sales, net foreign exchange and monetary restatement gain and/or losses were approximately (0.1%), (0.4%) and (0.7%) for the twelve months ended December 31, 2005, 2004 and 2003, respectively.
     The improvement of net gain or loss is attributable to deflation observed in the recent last months in Brazil, which had a positive effect on the Company’s liabilities subject to inflation indexation. The improvement is also attributable to reversal of the monetary restatement of reassessed taxes in connection with its adjustment discussed at note 12 of the consolidated financial statements.
     The decrease of foreign exchange losses during the period of 2003 is primarily attributable to the valuation of the Brazilian Real against the U.S. Dollar during twelve month period ended December 31, 2003. The valuation of Brazilian Real continued during 2004, resulting in amounts even lower than those observed in 2003. Those effects of foreign exchange gain or losses are derived from the restatements of the obligations denominated in U.S. Dollars that the Company had at that year. The decrease of net losses during 2003 and 2004 is also attributable to the extinguishment of debts denominated in U.S. Dollars.

LIQUIDITY AND CAPITAL RESOURCES (Amounts in thousand of Brazilian reais)
A) Introduction
     Since March 1996, we have funded our cumulative operating losses of R$58,687 and made acquisitions of businesses and capital improvements (including remodeling of our retail outlets) by using cash remaining at the closing of our acquisition of Venbo, by borrowing funds from various sources and from private placements of securities. As of December 31, 2005, we had cash on hand of R$2,444 and a working capital deficiency of R$4,371.
     For the year ended December 31, 2005, we had net cash provided in operating activities of R$10,001, net cash used in investing activities of R$2,766 and net cash used on financing activities of R$6,488. Net cash used in investing activities was primarily the result of Company’s investment in store remodeling and equipment to improve Company’s retail operations. Net cash used on financing activities was a result of Company’s repayment of borrowings from financial institutions.
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
     Our earnings before interest, taxes, depreciation and amortization (EBITDA) were as follows:

	Year Ended December 31,
	2005		2004		2003
NET INCOME (LOSS)	R$	4,444	R$	601	R$	(4,118)
Interest expenses, Monetary and Foreign exchange loss		(453)		3,403		3,427
Income taxes		2,248		599		—
Depreciation and amortization		3,352		3,385		3,355

EBITDA	R$	9,591	R$	7,988	R$	2,664

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

B) Debt Obligation — financial institutions
     Our cash resources are currently used primarily to pay for the servicing costs on our debt obligations, which costs have increased significantly due to increased interest rates in Brazil charged on short-term debt and the devaluation of the Real against the U.S. Dollar. Our debt obligations as of December 31, 2005 were as follows:

	December 31,
	2005		2004
Revolving lines of credit	R$	—	R$	297
Related party loans (a)		—		999
Mortgages payable (b)		100		2,867
Notes payable linked to fixed assets acquisition (c)		859		1,943
Leasing facilities (d)		—		1,267

Other notes payable		—		92
		959		7,465

Less: current portion		(959)		(5,976)

	R$	—	R$	1.489

(a)	Credit facilities from related parties, including company and private individuals. Repayment of principal is indexed to IGP-M (currently at 2.38% per annum) with interest of 12.0% per annum. Those transactions were made at usual market value and were repaid during the last quarter of 2005.

(b)	Comprised of credit facility from a Brazilian private financial institution, guaranteed by certain officers and receivables. Principal and the interests of 34.89% per annum are due in four monthly installments ending April 2006. Currently, the Company has approximately R$3,500 of unused credit line.

(c)	This credit facility was used to purchase two stores. Repayment of principal is due in ten monthly installments of R$53, ending July 2006, in addition of one payment of R$488 on January 2006. There is no interest charged on these borrowings. Principal is indexed to Brazilian inflation measured by IGP-M. This facility is secured by the fixed assets purchased.

(d)	This amount is comprised of 9 different lease facilities with Brazilian private institutions which were related to the logistics and distribution operations. This portion of business was sold during the last quarter and the company which acquired such business assumed the balance of those debts.
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
     During the last agreement, a portion of the Company state tax liability was not recognized by the fiscal authorities and another portion is being recalculated by them. During 2005, fiscal authorities computed some portions of the debt and the Company paid all of them, at the amount of approximately R$682. The consolidation of the remaining debt is not expected to be computed during 2006, and accordingly the Company accrued, according to its estimates, as long term liability. The remaining debt is annually restated by interest rates set by the Rio de Janeiro State Government, currently 5.8% per year.
Federal Taxes
     Concerning the unpaid Federal taxes and the Social Security penalties, the Company applied to join and was accepted into two subsequent amnesty programs offered by the Brazilian Federal government (REFIS during 1999 and PAES during 2003).
     The second amnesty program (PAES) included the balance of the previous Federal tax amnesty program (REFIS) and unpaid 2001 and 2002 federal tax, as well as the Social Security penalties. The total debt included in such program is being paid in monthly installments equivalent to 1.5% of the Company’s gross sales, with interest accruing at rates set by the Brazilian Federal government, currently 9.0% per year.
     All installments related to those programs have been paid on a timely basis.
     During 2005, the Company paid approximately R$1,522 related to such Brazilian Federal tax amnesty program, including R$148 of interests.
D) Debt Obligation – summary of tax debts
     Considering all the above mentioned fiscal debts, we are required to pay restructured past-due Brazilian state taxes of approximately R$362 and federal taxes of approximately R$14.628.
     For the fiscal 2006, we expect to pay approximately R$1,522 pursuant to the federal tax amnesty program. We expect to have payments regarding the state tax settlements during 2006, however we are depending on calculations of such debt to be provided by the tax authorities. We cannot predict of how much of the debt will be consolidated and paid by the end of 2006.
E) Other Obligations
     We have long-term contractual obligations in the form of operating lease obligations related to our owned and operated outlets.
     The future minimum lease payments under those obligations with an initial or remaining non-cancelable lease terms in excess of one year at December 31, 2005 are as follows:

Fiscal Year
2006	R$	6,508
2007		4,444
2008		3,543
2009		2,559
2010		1,669
Thereafter		2,071

Total	R$	20,794

     Rent expense was R$6,499 for the year ended December 31, 2005.
     In the past, we have generated cash and obtained financing sufficient to meet our debt obligations. We plan to fund our current debt obligations mainly through cash provided by our operations, borrowings and capital raising.
     Our capital expenditures for fiscal 2005 were approximately R$4,350. We require capital primarily for the improvement of our owned and operated points of sale. Currently, four of our owned and operated retail outlets are located in facilities that we own and all of our other owned and operated retail outlets are located in leased facilities.
     Our average cost to open a retail outlet was approximately R$300 to R$500 including leasehold improvements, equipment and beginning inventory, as well as expenses for store design, site selection, lease negotiation, construction supervision and obtaining permits.
     We have estimated that our capital expenditures for fiscal 2006, which will be used to maintain and upgrade our current restaurant network as well to provide new investments on restaurant equipment, will be approximately R$4,500. We anticipate that the primary use of our cash resources during 2006 will be to service our debt obligations. During 2006, we intend to focus our efforts on expanding both the number of our franchisees and the number of our franchised retail outlets, neither of which are expected to require significant capital expenditures.
     As discussed above, we have contractual obligations in different forms. The following table summarizes our contractual obligations and financial commitments, as well as their aggregate maturities.

	Contractual		Loans
Fiscal Year	Leases	Fiscal Debt	Payable	Total
2006	6,508	1,522	959	8,989
2007	4,444	1,311	—	5,755
2008	3,543	1,311	—	4,854
2009	2,559	1,311	—	3,870
2010	1,669	1,311	—	2,980
Thereafter	2,071	7,862	—	9,933

Total	20,794	14,628	959	36,381

     Lease obligations are usually restated in accordance to Brazilian inflation (see disclose the latest recent yearly rates at Background, ITEM 7 of this report). The loans payable and fiscal debts are due with interests, which rates are discussed on letters B and C above. All the amounts disclosed on the previous tables include interest incurred up to December 31, 2005 on an accrual basis.

     Cash provided by operations along with our borrowing capacity and other sources of cash will be used to satisfy the obligations and our estimates for capital improvements, (including remodeling of our retail outlets).
We plan to address our immediate and future cash flow needs to include focusing on a number of areas including:
- the sale of certain of Company’s owned and operated stores;
- the reduction of expenses, including reducing Company’s per-store headcount expense by continuing to expand Company’s operations while maintaining Company’s current headcount;
- the expansion of Company’s franchisee base, which may be expected to generate additional cash flows from royalties and franchise initial fees without significant capital expenditures;
- the introduction of new programs (including training) and menu expansions to meet consumer needs and wishes;
negotiation with suppliers in order to obtain significant rebates in long term supply contracts;
and
- renegotiation of past due receivables with franchisees.
GOING CONCERN ISSUE
     In order to sustain our operations, we have in the past been dependent upon the continued forbearance of our creditors. While we are currently in full compliance with agreements with our creditors, there can be no assurance that we will not be forced to seek the forbearance of our creditors in the future. In addition, there can be no assurance that our plans will be realized, or that additional financing will be available to us when needed, or on terms that are desirable. Furthermore, there can be no assurance that we will locate suitable new franchisees, or desirable locations for new and existing franchisees to open retail outlets. Our ability to further reduce expenses and optimize our headcount is directly impacted by our need to maintain an infrastructure to support changing the locations, if required, of both our current and future retail outlets and operations. Our ability to re-market our company-owned retail outlets to franchisees, and to generate cash flows from such activities, is impacted by our ability to locate suitable buyers with the interest and capital to complete such transactions, and the time to complete such sales. Additionally, our ability to achieve our plans is further impacted by the instability of both the political and economic environment in Brazil, which has a direct impact on the desire and ability of consumers to visit fast food outlets. We are also dependent upon the continued employment of key personnel.
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
Constant currency restatement
     Through June 30, 1997 the Brazilian economy was hyperinflationary as defined in Statement of Financial Accounting Standards (“SFAS”) No. 52. The financial statements prior to that time were comprehensively restated for the effects of inflation. After that date, inflation restatement was not applied, however the non-monetary assets reflect the effects of inflation through that date.
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
NEW ACCOUNTING STANDARDS
     In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs”. This statement requires that certain costs such as idle facility expense, excessive spoilage, double freight, and re-handling costs be recognized as current-period charges and that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of the statements should be effective for inventory costs incurred during fiscal years beginning after June 15,2005. Adoption of this statement had no impact on the Company’s financial condition, results of operations, or cash flows.

     In May 2005, the FASB issued Statement of Financial Statement Accounting Standards No. 154, “Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). This Statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company believes that adoption of the provisions of SFAS 154 will not have a material effect on the Company’s Consolidated financial statements.
     In December 2004, the FASB issued SFAS No. 123R, “Share-based Payment.” SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation”, and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee Services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS I23R is January l, 2006, for calendar year companies.
     SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123.
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

     We do not engage in trading market risk-sensitive instruments or purchasing hedging instruments or “other than trading” instruments that are likely to expose us to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. We have not entered into any forward or future contracts, purchased options or entered into swaps.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     See pages F-1 through F-30 comprising a portion of this report.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     Grant Thornton had a partnership with Trevisan, a highly respected Brazilian firm of independent auditors that came to an end in the middle of 2004. Trevisan made a new partnership with BDO and so, consolidated financial statements for the year ended December 31, 2005 and 2004 were audited by the new auditors.
ITEM 9A. CONTROLS AND PROCEDURES
     In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis, we have formalized our disclosure controls and procedures. Ricardo Figueiredo Bomeny, our principal executive and acting as our principal financial officer has reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of December 31, 2005. Based on such evaluation, Mr. Bomeny has concluded that, as of December 31, 2005, our disclosure controls and procedures were effective in timely alerting him to material information relating to us (and our consolidated subsidiaries) required to be included in our periodic SEC filings.
     There have been no significant changes in our internal controls or other factors that could significantly affect internal controls subsequent to the date of their evaluation.

ITEM 9B. OTHER INFORMATION
     The 1997/2001 stockholders’ agreement between us and several stockholders was terminated on December 29th, 2004 and is no longer of any force or effect.
Unregistered Sales of Equity Securities and use of proceeds
     (c) During the twelve months ended December 2005, the Company purchased a total of 101,900 shares of its common stock at a total cost of R$216.
Quarterly increments of such purchase are as follows:

		Amount
	Number of	Paid
Quarter	Shares	(Thousand of R$)
1st	9,800	16
2nd	31,400	48
3rd	16,300	36
4th	44,400	116

Total	101,900	216

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The items required by Part III, Item 10 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2006 Annual Meeting of Shareholders to be filed on or before April 30, 2006.
ITEM 11. EXECUTIVE COMPENSATION
     The items required by Part III, Item 11 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2006 Annual Meeting of Shareholders to be filed on or before April 30, 2006.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The items required by Part III, Item 12 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2006 Annual Meeting of Shareholders to be filed on or before April 30, 2006.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The items required by Part III, Item 13 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2006 Annual Meeting of Shareholders to be filed on or before April 30, 2006.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The items required by Part III, Item 14 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2006 Annual Meeting of Shareholders to be filed on or before April 30, 2006.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
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
4.1*     Capitalization and Administrative Restructuring Intentions Protocol dated May 15, 2002.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Rio de Janeiro, Federative Republic of Brazil, on the 31st day of March, 2006.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated:

/s/ Ricardo Figueiredo Bomeny	Date: March 31, 2006
Ricardo Figueiredo Bomeny
Chief Executive Officer and Acting Chief Financial
Officer

/s/ Omar Carneiro da Cunha	Date: March 31, 2006
Omar Carneiro da Cunha
Chairman of the Board

/s/ Peter J.F. van Voorst Vader	Date: March 31, 2006
Peter J.F. van Voorst Vader
Director

/s/ Romulo Borges Fonseca	Date: March 31, 2006
Romulo Borges Fonseca
Director

/s/ José Ricardo Bousquet Bomeny	Date: March 31, 2006
José Ricardo Bousquet Bomeny
Director

/s/ Stephen J. Rose	Date: March 31, 2006
Stephen J. Rose
Director

/s/ Guillermo Hector Pisano	Date: March 31, 2006
Guillermo Hector Pisano
Director

/s/ Gustavo Figueiredo Bomeny	Date: March 31, 2006
Gustavo Figueiredo Bomeny
Director

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders of
Brazil Fast Food Corp. and subsidiaries
We have audited the accompanying consolidated balance sheets of Brazil Fast Food Corp. and subsidiaries (a Delaware corporation) as of December 31, 2005 and 2004, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with generally accepted auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financing reporting. Our audits includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financing reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brazil Fast Food Corp. and subsidiaries as of December 31, 2005 and 2004 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
The financial statements as of December 31, 2005 and 2004 and for the year then ended have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, to the financial statements, the Company has suffered recurring losses and has a negative working capital and shareholders’ equity that raises substantial doubt about its ability to continue as a going concern. Additionally, there are some lawsuits that, although evaluated as remote probability of loss by the legal advisories, could result in cash losses to the Company which are not quantified and consequently not accrued. Management’s plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Rio de Janeiro, Brazil
March 27, 2006
BDO Trevisan Auditores Independentes

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
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
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
Rio de Janeiro, Brazil
March 22, 2004
Grant Thornton Auditores Independentes

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (In thousands of Brazilian Reais, except share amounts)

	December 31,
	2005		2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	R$	2,444	R$	1,717
Inventories		2,054		2,366
Accounts receivable		—
Clients		1,420		1,820
Franchisees		5,267		5,690
Allowance for doubtful accounts		(1,081)		(1,420)
Advances and prepaid expenses		620		874
Other current assets		1,076		1,166

TOTAL CURRENT ASSETS		11,800		12,213

PROPERTY AND EQUIPMENT, NET		15,970		16,142

DEFERRED CHARGES, NET		5,477		6,307

OTHER RECEIVABLES AND OTHER ASSETS		4,823		3,197

TOTAL ASSETS	R$	38,070	R$	37,859

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Current portion of notes payable	R$	959	R$	5,976
Accounts payable and accrued expenses		8,526		6,104
Payroll and related accruals		2,317		1,956
Income taxes accruals		737		343
Taxes, other than income taxes		1,014		768
Deferred income		996		784
Current portion of reassessed taxes		1,522		1,339
Other current liabilities		100		178

TOTAL CURRENT LIABILITIES		16,171		17,448

NOTES PAYABLE, less current portion		—		1,489

DEFERRED INCOME, less current portion		2,058		2,628

CONTINGENCIES AND REASSESSED TAXES, less current portion (note 12)		19,807		20,457

OTHER LIABILITIES		—		29

TOTAL LIABILITIES		38,036		42,051

SHAREHOLDERS’ EQUITY (DEFICIENCY):
Preferred stock, $.01 par value, 5,000 shares authorized; no shares issued
Common stock, $.0001 par value, 12,500,000 shares authorized;		—		—
8,128,427 and 8,102,177 shares issued		1		1
Additional paid-in capital		59,883		59,865
Treasury Stock (101,900)		(216)		—
Accumulated Deficit		(58,687)		(63,131)
Accumulated comprehensive loss		(947)		(927)

TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)		34		(4,192)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	R$	38,070	R$	37,859

The accompanying notes are an integral part of the consolidated financial statements.

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands of Brazilian Reais, except share amounts)

	Year Ended December 31,
	2005		2004		2003
STORE RESULTS
Net Restaurant Sales	R$	75,559	R$	65,338	R$	60,466
Store Costs and Expenses
Food, Beverage and Packaging		(28,306)		(24,728)		(23,754)
Payroll & Related Benefits		(17,094)		(14,778)		(13,688)
Restaurant Occupancy		(8,926)		(8,348)		(7,569)
Contracted Services		(8,624)		(8,324)		(7,950)
Depreciation and Amortization		(2,194)		(2,225)		(2,651)
Other Store Costs and Expenses		(3,240)		(2,250)		(1,684)

Total Store Costs and Expenses		(68,384)		(60,653)		(57,296)

STORE OPERATING INCOME		7,175		4,685		3,170

FRANCHISE RESULTS

Net Franchise Revenues	R$	11,963	R$	9,414	R$	9,264
Franchise Costs and Expenses		(2,144)		(1,916)		(2,150)

FRANCHISE OPERATING INCOME		9,819		7,498		7,114

MARKETING, GENERAL AND ADMINISTRATIVE (EXPENSES) INCOME

Marketing (Expenses) Income		(2,453)		342		(659)
Administrative Expenses		(9,192)		(7,828)		(6,520)
Other Operating Income (Expenses)		2,248		634		(2,936)
Depreciation and Amortization		(1,158)		(1,160)		(704)
Net result of assets sold		(52)		432		48
Impairment of assets		(148)		—		(204)

Total Marketing, G & A (Expenses) Income		(10,755)		(7,580)		(10,975)

OPERATING INCOME (LOSS)		6,239		4,603		(691)

Interest Income (Expenses)		537		(3,151)		(3,017)
Foreign Exchange and Monetary Restatement Loss		(84)		(252)		(410)

NET INCOME (LOSS) BEFORE INCOME TAXES		6,692		1,200		(4,118)

Income taxes		(2,248)		(599)		—

NET INCOME (LOSS)	R$	4,444	R$	601	R$	(4,118)

NET INCOME (LOSS) PER COMMON SHARE
BASIC AND DILUTED	R$	0.55	R$	0.08	R$	(0.55)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

BASIC AND DILUTED		8,061,317		7,970,473		7,552,363
The accompanying notes are an integral part of the consolidated financial statements.

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands of Brazilian Reais)

	Year Ended December 31,
	2005		2004		2003
Net Income (Loss)	R$	4,444	R$	601	R$	(4,118)
Other comprehensive income (loss):
Foreign currency translation adjustment		(20)		(25)		292

Comprehensive Income (Loss)	R$	4,424	R$	576	R$	(3,826)

The accompanying notes are an integral part of the consolidated financial statements.

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
(In thousands of Brazilian Reais)

				Additional						Accumulated
	Common Stock			Paid-In		Treasury		Accumulated		Comprehensive
	Shares	Par Value		Capital		Stock		Deficit		Loss		Total
Balance, December 31, 2002	7,542,790	R$	1	R$	59,297	R$	—	R$	(59,614)	R$	(1,194)	R$	(1,510)

Exercise of options	23,750		—		14		—		—		—		14

Shares in exchange of services	240,000				219								219

Net loss	—		—		—		—		(4,118)		—		(4,118)

Cumulative translation adjustment	—		—		—		—		—		292		292

Balance, December 31, 2003	7,806,540	R$	1	R$	59,530	R$	—	R$	(63,732)	R$	(902)	R$	(5,103)

Shares in exchange of services	260,000				299		—						299

Shares granted to Venbo Employees and share adjustment (see note 13)	35,637				36								36

Net Income	—		—		—		—		601		—		601

Cumulative translation adjustment	—		—		—		—		—		(25)		(25)

Balance, December 31, 2004	8,102,177	R$	1	R$	59,865	R$	—	R$	(63,131)	R$	(927)	R$	(4,192)

Exercise of options	26,250				18								18

Net Income	—		—		—				4,444		—		4,444

Acquisition of Company ’s own shares	(101,900)						(216)						(216)

Cumulative translation adjustment	—		—		—		—		—		(20)		(20)

Balance, December 31, 2005	8,026,527	R$	1	R$	59,883	R$	(216)	R$	(58,687)	R$	(947)	R$	34

The accompanying notes are an integral part of the consolidated financial statements.

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of Brazilian Reais)

	Year Ended December 31,
	2005		2004		2003
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income (loss)	R$	4,444	R$	601	R$	(4,118)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization		3,352		3,385		3,355
(Gain) Loss on assets sold and impairment of assets		200		(432)		156
Accrued reassessed tax		(809)		—		2,045
Expense accounted for on grant of shares		—		36		—
Expense paid through issuance of equity		—		299		118
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable		484		(895)		(1,041)
Inventories		312		(770)		(60)
Prepaid expenses and other current assets		344		92		(329)
Other assets		(1,626)		(1,166)		(117)
(Decrease) increase in:
Accounts payable and accrued expenses		2,422		504		305
Payroll and related accruals		361		372		(1,061)
Taxes		640		409		(453)
Other liabilities		235		(1,785)		1,059
Deferred income		(358)		1,053		(40)

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES		10,001		1,703		(181)

CASH FLOW FROM INVESTING ACTIVITIES:
Additions to property and equipment		(4,356)		(3,354)		(2,503)
Leased Assets		—		(2,017)		—
Acquisition of Company’s own shares		(216)		—		—
Proceeds from sale of property, equipment and deferred charges		1,806		3,757		1,422

CASH FLOWS (USED IN) INVESTING ACTIVITIES		(2,766)		(1,614)		(1,081)

CASH FLOW FROM FINANCING ACTIVITIES:
Net Borrowings (Repayments) under lines of credit		(6,506)		(1,427)		558
Proceeds for leased assets		—		2,017		—
Proceeds from issuance of shares of common stock		18		—		14

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES		(6,488)		590		572

EFFECT OF FOREIGN EXCHANGE RATE		(20)		(25)		292

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		727		654		(398)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR		1,717		1,063		1,461

CASH AND CASH EQUIVALENTS AT END OF YEAR	R$	2,444	R$	1,717	R$	1,063

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

During the second half of 2004, Venbo established, in an association with a Brazilian individual (“Associate”), a new company, Suprilog Transportadora Ltda (“Suprilog”). Suprilog renders transportation services at usual market value to Venbo, to Bob’s franchisees and to other Brazilian companies. At the time of its constitution, Venbo paid in 90% of Suprilog’s Capital and the remaining 10% would be paid in by the Associate in no later than a year. As of December 31, 2004, the Associate had not capitalized his share. In the beginning of 2005, the associate reach an agreement with Venbo, by which he left the joint venture and Venbo became sole-owner of Suprilog.

During the last quarter of 2005, the contract with one of the main suppliers, Fast Food Distributor Ltda. (“FBD” — a non-affiliate company), expired. The renewal of this contract, considered different basis form the previous one, including logistics and transportation services. Because of such renewal, Venbo sold the main operating assets and liabilities of Suprilog to FBD, and left the transportation business. As result of this transaction, the Company recorded an operating gain of approximately $82 at the Consolidated Statement of Operations of 2005.

Suprilog’s operated the transportation business until the end of November, 2005. Currently the transportation is being provided by a third party. As of December, 31, 2005 Suprilog was a non-operating company, and even though, its financial statements are being entirely consolidated in the accompanying financial statements.

2	MANAGEMENT PLANS REGARDING GOING CONCERN

Since March 1996, the Company has sustained net losses totaling R$58,687, and at December 31, 2005, consolidated current liabilities exceed consolidated current assets by R$4,371.

To date, the Company has been dependent upon its initial capital, additional equity and debt financing to fund the expansion of its operations. Currently, the Company has approximately R$3,500 of unused credit line.

Management plans to address its immediate and future cash flow needs by focusing on a number of areas including: reduction of expenses including headcount optimization; the continued expansion of its franchisee base, including sales of some company-owned stores to franchisees, which will generate additional cash flows from royalties and franchise fees without significant capital expenditure; the menu expansion to meet customer demand, development of intensive training programs and other human resources investments. In order to act on these plans and sustain current operations, the Company may be dependent upon the continued forbearance of its creditors, as well as additional financing.

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

The Acquisition’s Purchase Agreement stated that Venbo’s former owner (“VENDEX”) would be responsible for off-balance liabilities derived from Venbo’s transactions prior to the Acquisition, up to 5% of the purchasing price. Through 1997 to date, the Company has been receiving some communications from the Brazilian fiscal authorities related to the period prior to the Acquisition. Those communications are always sent to Vendex and its attorneys. Since the last months of 2004, the Company have been receiving several communications of tax debts which amounts may exceed the above mentioned limit.

The Company also received intimations to pay some tax debts of R$62 from the period prior to the Acquisition, to which the company had to colateralize some of its properties. VENDEX did not substitute such colateral by cash deposits or its own properties, as determined by the Acquisition Purchase Agreement, because of its weak current financial condition.

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

Geographic area of operations

The Company operates, directly and through franchisees, point of sales in all Brazilian states (primarily in Rio de Janeiro and São Paulo). The operation in Brazil is susceptible to changes in Brazilian economic, political, and social conditions. Brazil has experienced political, economic and social uncertainty in recent years, including an economic crisis characterized by exchange rate instability and Real devaluation, increased inflation, high domestic interest rates, negative economic growth, reduced consumer purchasing power and high unemployment. Under its current leadership, the Brazilian government has been pursuing economic stabilization policies, including the encouragement of foreign trade and investment and an exchange rate policy of free market flotation. Despite the current improvement of Brazilian economic environment, no assurance can be given that the Brazilian government will continue to pursue these policies, that these policies will be successful if pursued or that these policies will not be significantly altered. A decline in the Brazilian economy, political or social problems or a reversal of Brazil’s foreign investment policy is likely to have an adverse effect on the Company’s results of operations and financial condition. Additionally, inflation in Brazil may lead to higher wages and salaries for employees and increase the cost of raw materials, which would adversely affect the Company’s profitability.

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

As a rule, all invoices past due over 6 months and below the amount of R$5 K are written-off. This criterion is recommended by the Brazilian tax authorities to determine deductible expenses regarding the accounting judgment applied to the realization of account receivables. We believe that this fiscal rule is conservative and perfectly applicable to our business. Despite of writing-off those receivables on the accounting books, the finance department keeps these records to conduct the commercial negotiations.

In addition, the Company records a provision for doubtful receivables to allow for any amounts which may be unrecoverable and is based upon an analysis of the Company’s prior collection experience, customer credit worthiness, and current economic trends. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

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
Marketing expense, Marketing fund and Advertising expenses
The Company recognizes its own advertising expense as incurred. Advertising expense, including own and franchisee expenditures, was R$13,094, R$5,130 and R$4,168 for the years ended December 31, 2005, 2004 and 2003, respectively.
The increase observed in 2005 is attributable to a change in the marketing policy through which, since 2005, the Company is committed with its franchisees to (i) entirely use the market fund received from them on marketing investments; and (ii) expend up to 4% of own restaurant sales on marketing campaigns.
The balance of non-invested marketing fund as of December 31, 2005 amounts R$1,378 and is recorded as accounts payable accrued expenses at the balance sheet. See notes 9 and 12 for additional discussion on this matter.
Stock options
Prior to January 1, 2006, the Company accounts for awards granted to employees and directors under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, under which no compensation cost was recognized for stock options granted. In addition, as permitted by Statement of Financial Accounting Standards No. 123, the company included its stock option compensations as a pro forma disclosure in notes of its financial statements.

Accordingly, from January, 1 2005 to December 31, 2005 the Company was not required to record stock-based compensation charges if the employee’s stock option exercise price is equal to or exceeds the fair value of the stock at the date of grant.

	2005	2004	2003
Net income (loss) as reported	4,444	601	(4,118)
Stock compensation	(124)	(449)	(484)
Net income (loss) pro forma	4,320	152	(4,602)
Net income (loss) per share, as reported	0.55	0.08	(0.55)
Net income (loss) per share, pro forma	0.54	0.03	(0.61)
The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.
All transactions with individuals other than those considered employees, as set forth within the scope of APB No. 25, must be accounted for under the provisions of SFAS No. 123. During 2005, 2004 and 2003, no options were granted to outside consultants.
The weighted average fair value of options granted to the Board of Directors during 2003 was $.31. During the last quarter of 2004, under the Company’s Stock Option Plan, the Compensation Committee granted options to purchase 32,500 shares with an average exercise price of $.26, immediate vesting, and with weighted average fair value of $.237 using the Black Scholes option pricing model. Such grant represents the compensation for the period comprised from June, 2004 to May, 2005.
The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following weighted average assumptions used for grants in 2005 and 2003: (1) risk-free interest rate of 4.00% and 5.00%, respectively; (2) no expected dividend yield; (3) expected lives of 5 years; and (4) expected stock price volatility of 296% and 334%, respectively.
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
Net income (loss) per common share
The Company applies SFAS No. 128, in the calculation of earnings per share. Under this standard, Basic EPS is computed based on weighted average shares outstanding and excludes any potential dilution; Diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock. There were no common share equivalents outstanding as of December 31, 2005, 2004 and 2003 that would have had a dilutive effect on earnings for those respective years.
Recently issued accounting standards
In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs”. This statement requires that certain costs such as idle facility expense, excessive spoilage, double freight, and re-handling costs be recognized as current-period charges and that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of the statements should be effective for inventory costs incurred during fiscal years beginning after June 15,2005. Adoption of this statement had no impact on the Company’s financial condition, results of operations, or cash flows.
In May 2005, the FASB issued Statement of Financial Statement Accounting Standards No. 154, “Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). This Statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company believes that adoption of the provisions of SFAS 154 will not have a material effect on the Company’s Consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R, “Share-based Payment.” SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation”, and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee Services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS I23R is January l, 2006, for calendar year companies.
SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123.
Reclassifications
The consolidated financial statements for the years ended December 31, 2004 and 2003 have been reclassified to conform with the current year presentation.

5	OTHER CURRENT ASSETS, OTHER RECEIVABLES AND OTHER ASSETS
     Other assets consist of the following:
Other current assets:

	December 31,
	2005		2004
Witholding taxes	R$	271	R$	116
Receivables from suppliers — exclusivity and rebates (a)		—		810
Receivables from franchisees and from FBD – Suprilog Assets (b)		736		222
Other current receivables		69		18

	R$	1,076	R$	1,166

Other receivable and other assets:

	December 31,
	2005		2004
Receivables from franchisees — assets sold (c)	R$	1,057		494
Judicial deposits (d)		3,747		2,703
Other receivables		19		—

	R$	4,823	R$	3,197

(a)	Receivables derived from both exclusivity and rebates agreements with the Company’s suppliers;

(b)	Short term receivables from franchisees developed from rights other than royalties and sale of assets and receivables derived from transaction discussed at note 1;

(c)	Long term portion of receivables derived from selling of restaurants to franchisees;

(d)	Deposits required by Brazilian court in connection to some of legal disputes, also discussed at note 12;

6	PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	December 31,
	2005		2004
Land	R$	2,322	R$	2,322
Buildings and building improvements		2,886		2,835
Leasehold improvements		7,449		5,683
Machinery, equipment and software		14,474		13,147
Furniture and fixtures		2,667		2,378
Assets under capitalized leases		3,594		6,142
Vehicles		314		585

		33,706		33,092

Less: Accumulated depreciation and amortization		(17,736)		(16,950)

	R$	15,970	R$	16,142

During the third quarter of 2004, the Company acquired the rights of leasing agreements related to trucks and truck equipments in order to establish Venbo’s subsidiary, Suprilog. During the fourth quarter of 2005, the Company sold those rights to FBD (see note 1).
7	DEFERRED CHARGES, NET

Deferred charges consists of the following:

	December 31,
	2005		2004
Leasehold premiums	R$	9,936	R$	10,330
Less: accumulated amortization		(4,459)		(4,023)

	R$	5,477	R$	6,307

During 2004, the Company wrote down leasehold premiums related to stores which were either closed or sold to franchisees.
During 2005, the Company adjusted some of its leasehold premiums related to stores in order to achieve their fair value.

8	NOTES PAYABLE

Notes payable consists of the following:

	December31
	2005		2004
Revolving the lines of credit	R$	—	R$	297
Related party loans(a)		100		999
Mortgages payable(b)		859		2,867
Notes Payable linked to fixed assets aquisition(c)		—		1, 943
Leasing facilities (d)		—		1,267
Other notes payable		—		92

		959		7,465

Less: current portion		(959)		(5,976)

	R$	—	R$	1,489

(a)	Credit facilities from related parties, including company and private individuals. Repayment of principal is indexed to IGP-M (currently at 2.38% per annum) with interest of 12.0% per annum. Those transactions were made at usual market value and were repaid during the last quarter of 2005.

(b)	Comprised of credit facility from a Brazilian private financial institution, guaranteed by certain officers and receivables. Principal and the interests of 34.89% per annum are due in four monthly installments ending April 2006. Currently, the Company has approximately R$3,500 of unused credit line.

(c)	This credit facility was used to purchase two stores. Repayment of principal is due in ten monthly installments of R$53, ending July 2006, in addition of one payment of R$488 on January 2006. There is no interest charged on these borrowings. Principal is indexed to Brazilian inflation measured by IGP-M. This facility is secured by the fixed assets purchased.

(d)	This amount is comprised of 9 different lease facilities with Brazilian private institutions which were related to the logistics and distribution operations. This portion of business was sold during the last quarter and the company which acquired such business assumed the balance of those debts (see note 1).
The carrying amount of notes payable approximates fair value at December 31, 2005 and 2004 because they are at market interest rates.

9	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31,
	2005	2004
Suppliers	R$4,500	R$3,777
Rent payable	816	776
Outsourcing fees	451	417
Accrued utilities	398	316
Accrued maintenance	182	162
Accrued advertising	229	231
Marketing fund (See notes 3 and 12)	1,378	—
Audit services	96	88
Other accrued liabilities	476	337

	R$8,526	R$6,104

10	CASH FLOW INFORMATION

Supplemental Disclosure of Cash Flow Information:

(i)Interest and income tax:

	Year ended December 31,
	2005		2004		2003

Interest paid	R$	828	R$	948	R$	471
Income taxes paid	R$	1,584	R$	224	R$	—
11	TAXATION

Tax losses through December 31, 2005 relating to income tax were R$40,506 and to social contribution tax were R$41,363. Social contribution tax is a Brazilian tax levied on taxable income and is by its nature comparable to corporate income tax.

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

The following is a reconciliation of the amount of reported income tax benefit and the amount computed by applying the combined statutory tax rate of 34% to the loss before income taxes:

	December 31,
	2005		2004		2003

Tax (expense) income at the combined statutory rate	R$	(2,275)	R$	(408)	R$	1,400
Current income tax offset by accumulated tax loss credits		1,688		234
Combined statutory rate applied to differences between taxable results in Brazil and reported results		(1,661)		(425)		(1,377)

Tax (expense) income for the year		(2,248)		(599)		23
Valuation allowances recorded against net deferred tax assets		—		—		(23)

Income tax (expense) income as reported in the accompanying

consolidated statement of operations	R$	(2,248)	R$	(599)	R$	—

Differences between taxable results in Brazil and reported results are primarily due to accrued expenses that are only deductible when paid, such as contingencies. Differences between Brazilian GAAP and U.S. GAAP also result on reconcile of reported income tax.
The following summarizes the composition of deferred tax assets and liabilities and the related valuation allowance at December 31, 2005 and 2004, based on temporary differences and tax loss carryforwards determined by applying rates of 9% for social contribution tax and 25% for income tax.

	December 31,
	2005		2004
Deferred tax assets:
Tax loss carry forward	R$	13,850	R$	14,796
Provision for contingencies		836		436
Property and equipment		277		—

Total deferred tax assets		14,963		15,232

Deferred tax liabilities:
Property and equipment		—		142
Deferred charges		1,326		1,515

Total deferred tax liabilities		1,326		1,657

Net deferred tax asset		13,637		13,575

Valuation allowance		(13,637)		(13,575)

	R$	—	R$	—

     The valuation allowance reflects the Company’s assessment of the likelihood of realizing the net deferred tax assets in view of current operations and the Company’s recurring consolidated net losses.

12	COMMITMENTS AND LITIGATION

a) Operating leases

The future minimum lease payments under operating leases with an initial or remaining noncancelable lease terms in excess of one year at December 31, 2005 are as follows:

Fiscal Year	Amount
2006	R$	6,508
2007		4,444
2008		3,543
2009		2,559
2010		1,669
Thereafter		2,071

Total	R$	20,794

Rent expense was R$6.499, R$6,199, and R$5,492 for the years ended December 31, 2005, 2004, and 2003, respectively.
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
During 1999, 2001 and in the beginning of 2002 certain Brazilian State and Federal taxes levied on the Company were not paid. In addition during 2002, Brazilian Social Security Authorities applied penalties against the Company, by charging certain operating transactions not covered by the Company’s previous calculation of Social Security contributions. Those debts were renegotiated in different moments and with different levels of Brazilian Government.
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
During 2005, fiscal authorities computed some portions of the debt and the Company paid all of them, at the amount of approximately R$682. The entire consolidation of the remaining debt is not expected to be computed during 2006, and accordingly the Company accrued such portion, according to its estimates, as long term liability. The remaining debt is annually restated by interest rates set by the Rio de Janeiro State Government, currently 5.8% per year.
•	Federal taxes — PAES
Concerning the unpaid Federal taxes and the Social Security penalties, the Company applied to join and was accepted into two subsequent amnesty programs offered by the Brazilian Federal government (REFIS during 1999 and PAES during 2003).
The second amnesty program (PAES) included the balance of the previous Federal tax amnesty program (REFIS) and unpaid 2001 and 2002 federal tax, as well as the Social Security penalties. The total debt included in such program is being paid in monthly installments equivalent to 1.5% of the Company’s gross sales, with interest accruing at rates set by the Brazilian Federal government, which were 9.75% during 2005 and currently are 9.0% per year.
All installments related to those programs have been paid on a timely basis.
During 2005, the Company paid approximately R$1,522 related to such Brazilian Federal tax amnesty program, including R$148 of interests.
In February 2005, the Company compared its remaining debt regarding PAES with statements provided by the Brazilian Federal Government. Those statements reported that Company’s total debt would be greater than the figures in the Company’s balance sheet, in the amount of approximately R$3,170. In result of that comparison, the Company processed a retroactive adjustment on its balance sheet at December, 31 2004.

During March, 2005, the Company filed a formal request with the Brazilian Federal Authorities, claiming to have its total debt reviewed. Such request, reconciles the amounts the Company had accrued at its accounting books (prior to the retroactive adjustment) to the amounts reported in the official statement at the same period. In connection with such request, and based on the Company’s legal advisors, a portion of that amount (R$809) was reversed during the first quarter of 2005. The Company believes that the amounts accrued at the balance sheet as of December 31,2005 are correct, however, there is no assurance that the outcome of this situation will derive further liability to the Company. As of December 31, 2005, the difference between such            debt at the statements provided by the Brazilian Federal Government and the statements reported by the Company’s was R$3,903. The difference increase from 2004 to 2005 is due to monetary restatement and interest.
Contingencies
•	Leasing litigation
During 2001, the Company claimed in Brazilian court that their lease financing contracts with IBM Leasing should not have their principal amounts indexed to the US dollar, but instead stated in Brazilian Reais bearing interest of 12% per annum. While awaiting the court’s determination, the Company has deposited all installment payments due under its lease financing agreements with the court in reais, inclusive of 12% per annum interest. The installment payments ceased on November, 2002, the end of the contract term. Despite the Company’s claim that it owes the lower amounts, the Company has accrued the full contracted amounts as of December 31, 2005.
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
While awaiting the court’s determination, the Company is depositing monthly with the court the amount claimed by ISS. In addition, the Company has accrued the claimed amounts as of December 31, 2005.
The referred change in the ISS tax regulations motivated deep debates whether marketing funds paid by franchisees would be considered as service rendered by the ISS tax authorities.
The Company, together with its tax advisors, is adopting measures in order to avoid the charge of ISS against the marketing funds.
See notes 2 and 9 for additional discussion on this matter.

•	Other litigations
Other litigations is mainly comprised of labor contingencies at the amount of R$1,335 and ICMS tax contingencie at the amount of R$750.
During 2005, we were condemned to pay a fine of R$480 to a former employee. This amount is not frequent in labor processes, due both to low wages of our store employees and high turn over of the majority of them.
ICMS Rio de Janeiro and São Paulo – ICMS is a value added tax Venbo pays regularly since May 2002. Every debt registered as of May 2002 has been paid and the Company has not incurred in new past due debt since then. This tax is paid to the Governments of Rio de Janeiro and São Paulo states and to the Federal District (Brasília). Each month the company sends an electronically report – “SINTEGRA”- to the Government fiscal authorities, which includes several forms relating to sales and sale expenses coming from the own stores.
In August 2005, the fiscal authorities of Rio de Janeiro, and later on the São Paulo authorities, compelled the company to submit form 60, one of SINTERGA’s forms, in a compact disc (CD) with 4 years month figures corresponding to two stores. A technical difficulty was found and the company couldn’t fulfill the requirement. As a consequence, the company was penalized in Rio de Janeiro with a R$750,000 fine, duly registered in the balance sheet. The company appealed to the Courts claiming the information required was not a primary obligation but an accessory obligation, hence the amount inflicted was not in accordance with the nature of the fault. If this fine were to be applied to all of our own and operated stores, the amount could reach several millions of Reais (R$). We hope to negotiate this matter with the authorities both in Rio de Janeiro and São Paulo to avoid a major problem, find a solution for the future magnetic registers and pay a reasonable fine for the past due registrations we will not be able to recover.
Liabilities related to tax amnesty programs and litigation consist of the following:

	December 31,
	2005			2004
			Long			Long
	Total	Current	Term	Total	Current	Term
	Liability	Liability	Liability	Liability	Liability	Liability
Reassessed taxes
State tax (value-added)	362		362	1,039	—	1,039
Federal-taxes (PAES)	14,628	1,522	13,106	16,215	1,339	14,876
Contingencies
Leasing litigation	3,144	—	3,144	3,144	—	3,144
ISS tax litigation	985	—	985	446	—	446
Other litigations	2,210	—	2,210	952	—	952

TOTAL	R$21,329	R$1,522	R$19,807	R$21,796	R$1,339	R$20,457

The Company has other litigations which were not accrued as liability as of December 31, 2005, due to a low risk classification as per as Company ´s attorneys.
The most relevant of those litigations is the one related to one franchisee which has filed a lawsuit against the Company, through which he blames the Company for his unsuccessful franchise operation. The franchisee became a permanent debtor of royalty and marketing contributions. After failing on efforts applied to improve his business, the Company finally decided to interrupt the franchise contract and closed the stores explored by this franchisee. The franchisee has the understanding that the franchiser should be considered responsible for having offered the operation of a store with guaranteed profitability. Even if this argument is completely against the franchise laws and the usual practices of our business, it is not impossible that this franchisee may succeed in convincing a jury or a judge that some indemnity or compensation must be paid by the Company. The Company ´s legal advisors believe that the franchisees demand is based on a principle that is against the basis of the franchise way of operation.
13	SHAREHOLDERS’ EQUITY
Common Stock
The table below states issued, treasury and outstanding shares of common stock:

	December 31,
	2005	2004
Issued shares	8,128,427	8,102,177
Less: Treasury stock	(101,900)	—

Outstanding shares	8,026,527	8,102,177

Preferred stock
The Board of Directors of the Company is empowered, without shareholder approval, to issue up to 5,000 shares of “blank check” preferred stock (the “Preferred Stock”) with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of the Company’s common stock. As of December 31, 2005, no Preferred Stock had been issued.
Private placements
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

Stock repurchase plan
During the last quarter of 2004, the Company’s Board of Directors approved a stock repurchase plan covering the repurchase of as many as 200,000 shares of its own common stock. The plan goal is to optimize the cash generated in the United States. Originally the repurchase plan defined that the maximum price would be $0.60 per share, however, it has been amended and currently there is no maximum repurchase price.
During 2005, the Company repurchased a total amount of 101,900 shares, under the referred stock repurchase plan. The Company’s total disbursement for these transactions totaled to R$216 and was accounted for as a deduction of Paid in Capital, in the Shareholders’ Equity (Deficit) section of the accompanying balance sheets.
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
During 2004 the Company charged R$283 (R$118 in 2003) to operating results related to those services. Such amounts are a result of number of shares owed multiplied by their average fair value.
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
The Plan, as amended and restated, authorized the granting of awards, the exercise of which would allow up to an aggregate of 1,000,000 shares of the Company’s common stock to be acquired by the holders of said awards. The awards can take the form of Incentive Stock Options (“ISOs”) or Non-Qualified Stock Options (“NQSOs”). Options might be granted to employees, directors and consultants. ISOs and NQSOs are granted in terms not to exceed ten years and become exercisable as set forth when the award is granted. Options may be exercised in whole or in part. The exercise price of the ISOs must be at least equal to the fair market price of the Company’s common stock on the date of grant or in the case of a plan participant who is granted an option price of at least 110% of the fair market value on the date of grant, the option must be exercised within five years from the date of grant. The exercise price of all NQSOs granted under the Plan should be determined by the Board of Directors of the Company at the time of grant.
During the last quarter of 2004, under the Company’s Stock Option Plan, the Compensation Committee granted options to purchase 32,500 shares with an average exercise price of $.26, immediate vesting, and valued at average fair value of $7,703 using the Black Scholes option pricing model. Such grant represents the compensation for the period comprised from June, 2004 to May, 2005.
During 2005, the the Company’s Board of Directors and a majority of the shareholders of the Company decided that Board compensation would be paid in cash and that no more stock options will be granted. The provisions set by the Plan are still valid for all vesting options until the last option grant (November, 2004).
On December 16, 2005 options to purchase an aggregate of 26,250 shares of common stock were exercised, having an aggregate purchase price of $7,612.50 equivalent to R$18.
There were 10,500 options canceled and 170,000 shares have expired during the twelve months ended December 31, 2005, under the Company’s Stock Option Plan.
All options are immediately vesting. Option activity for the years ended December 31, 2005, 2004 and 2003 is summarized as follows:

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Options outstanding at beginning of year	521,250	$1.86	570,625	$1.76	590,000	$2.35
Granted	32,500	0.16	—	—	32,500	0.32
Exercised	(26,250)	0.29	—	—	(23,750)	0.19
Expired	(170,000)	2.24	(49,375)	2.78	(28,125)	2.45
Canceled	(10,500)	1.77	—	—	—	—

Options outstanding at December 31,	347,000	$1.65	521,250	$1.86	570,625	$1.76
Options exercisable at December 31,	347,000	$1.65	521,250	$1.86	558,125	$1.77
The options outstanding at December 31, 2005, range in price from $0.26 per share to $2.876 per share and have a weighted average remaining contractual life of 1.55 year.
14 OTHER INCOME (EXPENSES)
Other income (expenses) consist of the following:

	December 31,
	2005		2004		2003
Exclusivity and Rebate Agreements	R$	3,655	R$	3,949	R$	2,503
Income from properties leasing		410		226		156
Uncollectable receivables		(2,470)		(2,243)		(2,025)
Reassessed tax and other tax adjustments		1,552		(632)		(2,155)
Accruals for contingencies		(1,482)		(117)		(370)
Transport and logistic operating income		873		9
Preopening and other (expenses) income		(290)		(558)		(1,045)

	R$	2,248	R$	634	R$	(2,936)

15 TRANSACTIONS WITH RELATED PARTIES
Among all 386 franchised point of sales (“POS”), 22 stores are franchised with CCC Empreendimentos Ltda. and 28 stores are franchised with Big Buger Ltda (or affiliate). Both enterprises are Company’s shareholders. All franchise transactions with those related parties are made at usual market value and at December 31, 2005 the Company account receivables included R$393 (R$367 in 2004) related to them.

16 SELECTED QUARTERLY FINANCIAL DATA

	2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Amounts in Thousands of Brazilian Reais, except shares
	and income (loss) per share)
Net Restaurant Sales	18,099	16,774	18,221	22,465
Net Franchise Revenues	2,701	2,606	2,982	3,674
Operating income (loss)	2,824	79	721	2,615
Net income (loss)	2,018	(680)	484	2,622
Basic and diluted income (loss) per share	0.25	(0.08)	0.06	0.32
Weighted average common shares outstanding	8,098,257	8,068,015	8,057,154	8,022,716

	2004
Net Restaurant Sales	16,154	15,697	15,082	18,405
Net Franchise Revenues	2,218	2,223	2,181	2,792
Operating income (loss)	2,198	28	557	1,820
Net income (loss)	1,040	(447)	110	(102)
Basic and diluted income (loss) per share	0.13	(0.06)	0.01	(0.02)
Weighted average common shares outstanding	7,806,540	7,936,540	8,066,540	8,066,936

EXHIBIT INDEX

Exhibit Index	Description
3.1	Certificate of Incorporation of the Registrant, as amended(1)
3.2	By-laws of the Registrant (2)
4.1*	Capitalization and Administrative Restructuring Intentions Protocol dated May 15, 2002
10.1	Amended and Restated 1992 Stock Option Plan (2)
10.2	Capitalization and Administrative Restructuring Intentions Protocol dated May 15, 2002 by and among Brazil Fast Food Corp., Gustavo Figueredo Bomeny, CCC Emprendimentos e Participacoes Ltda., BigBurger Ltda., Jose Ricardo Bousquet Bomeny, Omar Carneiro da Cunha, Seaview Venture Group, Peter van Voorst Vader and Shampi Investments A.E.C. (3)
21.1	Subsidiaries of Registrant (4)
24.1	Power of Attorney (comprises a portion of the signature page of this report)
31.1*	Certification by Ricardo Figueiredo Bomeny, Chief Executive Officer and Acting Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification by Ricardo Figueiredo Bomeny, Chief Executive Officer and Acting Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Certifying Statement of the Chief Executive Officer and Acting Chief Financial Officer pursuant to Section 1350 of the Title 18 of the United States Code.

*	Filed herewith.

(1)	Filed as an exhibit to Registrant’s Registration Statement on Form S-1 (File No. 333-3754).

(2)	Filed as an exhibit to Registrant’s Registration Statement on Form S-1 (File No. 33-71368).

(3)	Filed as an exhibit to Registrant’s Current Report on Form 8-K, dated April 1, 2002.

(4)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 0-23278).