Form 10-K/A
period 2005-12-31
BRAZIL FAST FOOD CORP
filed 2006-05-01
CIK 914537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number: 000-
BRAZIL FAST FOOD CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3688737
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

Rua Voluntários da Pátria, 89, 9o. andar — Botafogo
CEP 22.270-010, Rio de Janerio, Brazil	N/A
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: 55 21 2536-7500
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.0001 par value
     Indicate by a check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part I11 of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and larger accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐                                          Accelerated filer ☐                                         Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $30,501,939 million as of June 30, 2005.
8,173,427
(Number of shares outstanding of the Registrant’s common stock as of May 1, 2006)
     Document incorporated by reference: see Explanatory Note below

EXPLANATORY NOTE
     This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends the Registrant’s Annual Report on Form 10-K, as filed by the Registrant on March 31, 2006 (the “Report”), and is being filed for the sole purpose of providing information required by Part III, Item 10 through Item 14 which the Registrant originally intended to incorporate by reference from the Registrant’s proxy statement for the 2006 Annual Meeting of Stockholders. The reference on the cover of the Report to the incorporation by reference of Registrant’s definitive proxy statement into Part III of the Report is hereby amended to delete that reference.
PART III
Unless otherwise specified, all references in this report to “Reais”, the “Real” or “R$” are to the Brazilian Real, the currency of Brazil, and all references in this report to “$” are to the United States dollar. On April 27, 2006, one Real equaled $0.473 United States dollars.
As used in this report, the terms “we”, “us”, “our” and the “Company” refer to Brazil Fast Food Corp., unless otherwise expressly stated or the context otherwise requires.
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
Board of Directors
     Our Board of Directors currently consists of seven directors. Our current Board members are as follows:

		Position and Offices	Director
Name	Age	Presently Held	Since
Omar Carneiro da Cunha	59	Chairman of the Board	1996
José Ricardo Bousquet Bomeny	64	Director	1996
Stephen J. Rose	75	Director	2001
Guillermo Hector Pisano	67	Director	2002
Gustavo Figueiredo Bomeny	38	Director	2002
Rômulo Borges Fonseca	55	Director and Secretary	2002
Peter J. F. van Voorst Vader	52	Director	1996
     The term of the directors will expire at the 2006 Annual Meeting of Stockholders. The age indicated and other information in each director’s biography is as of May 1, 2006.
     Omar Carneiro da Cunha, 59, has been our Chairman of the Board since 1996. Mr. Carneiro da Cunha is a founding principal of Bond Consultoria Empresarial S/C Ltda., a Brazilian business consultancy. From September 1995 to December 1997, he served as Chief Executive Officer of AT&T Brazil. From 1967 to 1994, Mr. Carneiro da Cunha held a variety of positions with Shell Brasil S.A. and its affiliates, including serving as President of Shell Brasil S.A. from 1992 to 1994. Mr. Carneiro da Cunha received a Bachelor of Arts degree in Economics from the University of Political and Economical Sciences of Rio de Janeiro and a degree in Finance Administration from Fundacao Getulio Vargas.
     José Ricardo Bousquet Bomeny, 64, has served as one of our directors since 1996. Mr. Bomeny founded Big Burger Ltda. in 1975 and served as its President until we acquired Big Burger Ltda. in July 1996. Mr. Bomeny currently owns another fast food business, which is not competitive with our business, as well as six gas stations and two parking lots. José Ricardo Bousquet Bomeny is the father of Gustavo Figueiredo Bomeny, who is also one of our directors.
     Stephen J. Rose, 75, has served as one of our directors since June 2001. Since May 2000, Mr. Rose has been a founding director and shareholder of Latinco, a London-based investment bank specializing in capital raising and other services to medium-sized Latin American companies. Prior to that date and from 1996, Mr. Rose was Managing Director of UBS Capital Markets in London. From 1980 to 1996, Mr. Rose was Chairman and Managing Director of Stephen Rose

& Partners, a private investment bank, which was acquired by UBS in 1996. Mr. Rose was educated in Marlborough College and subsequently at Worcester College, Oxford, where he obtained First Class Honors in Law and was called to the Bar in 1954.
     Guillermo Hector Pisano, 67, has served as one of our directors since 2002. Mr. Pisano was Vice President of UAP do Brasil, the French Insurance Company’s Brazilian Agency, from 1988 to 1996, Chief Financial Officer of RACIMEC, a Brazilian Industrial Computer society, from 1983 to 1988, and Chief Executive Officer of CGA do Brasil, an Automatism French Manufacturer, from 1978 to 1982. Mr. Pisano also held a variety of positions from 1965 to 1978 with Thomson CSF, which is a French communications and radar manufacturer, in Argentina and in Brazil where he was the Chief Financial Officer. Mr. Pisano is an Electronic Engineer and he has a degree from the National University of Buenos Aires, and he also holds a degree in Administration and Financial Management from Thomson CSF School of Business with further specialization in Industrial and Institutional Organization.
     Gustavo Figueiredo Bomeny, 38, has served as one of our directors since 2002. Mr. Bomeny is currently an independent project engineer for several companies. He also has been working as Project Manager in the Big Burger Ltda. group since 1995. He has extensive experience in studies, projects, budgets, supervision and execution of buildings for restaurants, fast-food stores and other commercial facilities. He holds a Bachelor of Arts degree in Architecture and Urbanism from de Santa Ursula University, Rio de Janeiro. Gustavo Figueiredo Bomeny is the son of José Ricardo Bousquet Bomeny and the brother of Ricardo Figueiredo Bomeny, respectively, our director and our Chief Executive Officer.
     Rômulo Borges Fonseca, 55, has served as one our directors since 2002 and as our corporate Secretary since December 2003. Mr. Fonseca was an engineer in the Maintenance and Transportation division of Petrobras, the Brazilian Petrol Company, from 1975 to 1982. After he left Petrobras, Mr. Fonseca founded MCA, a company specializing in mechanical assemblages for fuel trucks serving airports and companies like Shell, Petrobras and others in the fuel business. In 1998 Mr. Fonseca started SBCQ, a laboratory of metallic analysis, and in the same year he founded the FORZA group which are gas stations specializing in natural gas distribution. Mr. Fonseca is also a shareholder of CCC Empreendimentos e Participações Ltd., which is a principal stockholder of our company. Mr. Fonseca is a Mechanical Engineer and a graduate of the PUC University, Rio de Janeiro and he has a degree in Economics from Fundacao Getulio Vargas, Brazil.
     Peter J. F. van Voorst Vader, 52, has served as one of our directors since 1996 and was our Chief Executive Officer from March 1996 to December 2002. Prior to that date and from 1995, he was an independent business consultant. From 1992 to 1995, Mr. van Voorst Vader was a retail sales manager for Shell Nederland Verkoopmaatschappij B.V., overseeing the operations of 800 gas stations. From 1985 to 1992, Mr. van Voorst Vader held several positions with Shell Brasil S.A., including sales promotion manager, marketing communications manager and retail development manager. From 1983 to 1985, he was employed by Shell International Petroleum Company as regional brand and communications assistant for Africa, the Middle East, the Far East and South America. From 1980 to 1983, Mr. van Voorst Vader was a commercial assistant for Shell Italia. Mr. van Voorst Vader received a Bachelor of Science degree in Hotel Management from both the Hogere Hotel School in The Hague, Holland and Florida International University. Mr. van Voorst Vader also has a Masters Degree in International Business from Florida International University.

Executive Officers
     Our executive officers, their ages and positions, as of May 1, 2006, are as follows:

Name	Age	Position
Ricardo Figueiredo Bomeny	36	Chief Executive Officer
Rômulo Borges Fonseca	55	Secretary and Director
     Below is a summary of the business experience of Mr. Ricardo Figueiredo Bomeny. The business experience of Mr. Rômulo Borges Fonseca appears under the caption “Board of Directors” set forth above.
     Ricardo Figueiredo Bomeny, 36, has been our Chief Executive Officer since January 2003. Prior to that date and from 1991, Mr. Bomeny held several positions with us, including acting as our Chief Operating Officer. Mr. Bomeny has also worked for other companies in the fast food industry that operate in Brazil. Mr. Bomeny holds a degree in Business Administration from Candido Mendes University, Rio de Janeiro, an MBA in Corporate Finance from IBMEC, Rio de Janeiro, an MBA in Retail Trade from IBMEC, Rio de Janeiro and a post graduate Certificate in Marketing from PUC University, Rio de Janeiro. Ricardo Figueiredo Bomeny is the son of José Ricardo Bousquet Bomeny and the brother of Gustavo Figueiredo Bomeny.
Audit Committee of the Board of Directors
     The Audit Committee of our Board of Directors is charged with the review of the activities of our independent auditors, including, but not limited to, establishing our audit policies, selecting our independent auditors and overseeing the engagement of our independent auditors. The Audit Committee was previously composed of Messrs. Omar Carneiro da Cunha, Guillermo Hector Pisano and Stephen J. Rose. At the meeting of the Board of Directors on April 6, 2005, the Board accepted the resignation of Mr. Guillermo Pisano and the designation of Mr. Gustavo Figueiredo Bomeny to fill his vacancy. The Board has also confirmed Mr. Omar Carneiro da Cunha as the qualified “audit committee financial expert” as defined by the rules promulgated by the Securities and Exchange Commission (the “SEC”). The Audit Committee held three meetings during the year ended December 31, 2005 with all of its members in attendance except for Mr. Omar Carneiro da Cunha who were absent in the meeting held in July 13, 2005 and Mr. Stephen Rose who were represented by proxy by Mr. Peter Breese in the same meeting.
     We are not a “listed company” under SEC rules and therefore our Audit Committee is not required to be made up of independent directors, nor are we required to have an audit committee charter. We also are not required to have an “audit committee financial expert” on our Audit Committee. Our Board of Directors has determined that each of the members of our Audit Committee is able to read and understand fundamental financial statements and has substantial business experience that results in that members’ financial sophistication. Accordingly, our Board of Directors believes that each of the members of the Audit Committee has the sufficient knowledge and experience necessary to fulfill the duties and obligation that a member of an audit committee should have.
Family Relationships
     José Ricardo Bousquet Bomeny is the father of Gustavo Figueiredo Bomeny and Ricardo Figueiredo Bomeny. We have no other family relationships among our executive officers and directors.

Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, as well as those persons who own more than 10% of our Common Stock, to file reports of ownership and changes in ownership with the SEC. These persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such forms, or written representations from certain reporting persons that no such forms were required, we believe that during the fiscal year ended December 31, 2005, all filing requirements applicable to our officers, directors and greater than 10% owners of our Common Stock were met.
Code of Ethics
     We are currently in the process of reviewing and formally adopting a Code of Ethics for our directors, executive officers and employees. We expect to complete this process in early 2006. We expect that the standards set forth in our Code of Ethics, which are applicable to our officers and directors will help us promote honest and ethical conduct, full, fair, accurate, timely and understandable disclosure, and compliance with applicable governmental rules and regulations.
ITEM 11. EXECUTIVE COMPENSATION
     The following table presents certain summary information concerning compensation earned for services rendered in all capacities by our Chief Executive Officer during 2005 (the “Named Executive Officer”). No other executive officer of the Company earned a total annual salary and bonus that exceeded $100,000 during the fiscal year ended December 31, 2005.
Summary Compensation Table

					Long Term
					Compensation
	Annual Compensation (1)				Awards
				Other
				Annual	Securities
				Compensation	Underlying	All Other
Name and Principal Position	Year	Salary($)	Bonus($)	($)	Options(#)	Compensation($)
Ricardo Figueiredo Bomeny	2005	$87,700	$40,600	*	—	$—
Chief Executive Officer	2004	$35,500	$12,525	*	—	$91,000	(2)
	2003	$41,200	$7,200	*	—	$84,000	(3)

*	Value of perquisites and other personal benefits does not exceed the lesser of $50,000 or 10% of the total of annual salary and bonus reported for the Named Executive Officer.

(1)	In this table, annual compensation has been converted into U.S. Dollars based on an average exchange rate for each period.

(2)	Includes 260,000 shares of Common Stock granted to Mr. Bomeny at a market value of $0.35 per share in connection with services he performed for us as our Chief Executive Officer pursuant to the 2002 Shareholders’ Agreement. Mr. Bomeny subsequently transferred 250,000 of these shares to CCC Empreendimentos e Participações Ltda.

(3)	Includes 240,000 shares of Common Stock granted to Mr. Bomeny at a market value of $0.35 per share in connection with the services he performed for us as our Chief Executive Officer pursuant to the 2002 Shareholders’ Agreement.

Stock Option Grants and Exercises
     There were no stock option grants issued by us to the Named Executive Officer during the year ended December 31, 2005. In addition, there were no stock option exercises by the Named Executive Officer during the year ended December 31, 2005.
Compensation of Directors
     Before 2005, our directors received no cash compensation for attending board meetings other than reimbursement of reasonable expenses incurred in attending such meetings. Until the end of 2004, we used to compensate our directors on an annual basis for their services through grants of options to acquire shares of our Common Stock, exercisable at the prevailing market price of our Common Stock on the respective grant dates, with the next such grants scheduled to be made on the date of the annual meeting. There was no pre-determined number of options annually granted to our directors. The quantity of options to be granted was defined every year by our Compensation Committee, which is composed of certain of our board members.
     In 2005, our directors started to receive cash compensation for attending board meetings. There is no pre-determined amount to be annually paid to our directors. Instead, the sum to be paid is defined every year by our Compensation Committee, which is composed of certain of our board members. For 2005 onward, our directors’ compensation will no longer be through grants of options to acquire shares of our Common Stock.
     During fiscal year 2005, our Compensation Committee awarded Omar Carneiro da Cunha $3,000, and it awarded each of Stephen J. Rose, Peter J. F. van Voorst Vader, Rômulo Borges Fonseca, José Ricardo Bomeny, Gustavo Figueiredo Bomeny, Guillermo Hector Pisano and José Ricardo Bousquet Bomeny $2,000.
Employment Agreements
     We have an employment agreement, renewable annually at our option, with Ricardo Figueiredo Bomeny our Chief Executive Officer and also a General Manager (“Diretor Superintendente") of our wholly owned subsidiary Venbo Comércio de Alimentos Ltda. (“Venbo”). During the first 12 months (2003) of his term as our Chief Executive Officer, in addition to his base salary, we agreed to pay Mr. Bomeny 20,000 shares of Common Stock per month. During his second 12 month term (2004) we agreed to pay Mr. Bomeny a sum in cash equal to R$12,000 per month or $5,158 per month and an additional 260,000 shares of our Common Stock, provided Mr. Bomeny met certain specific performance objectives. Mr. Bomeny was issued the 260,000 shares under this arrangement, of which 250,000 shares were transferred to CCC Empreendimentos e Participações Ltda. In 2005, Mr. Bomeny’s salary was adjusted to R$20,000 per month or $8,000 per month, plus a cash bonus up to R$140,000 or $56,000, provided Mr. Bomeny meets certain specific performance objectives.
Compensation Committee Interlocks and Insider Participation
     None of the members of our Compensation Committee served as an officer or an employee of the Company or any of its subsidiaries during the fiscal year ended on December 31, 2005. There was no material transaction between us and any of the members of the Compensation Committee during the fiscal year ended December 31, 2005.

Performance Chart
The information contained in this Performance Chart section shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference into a document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934.
The following chart shows the cumulative total return to stockholders from December 31, 2001 through December 31, 2005 with the cumulative total return of the Standard and Poor’s (S&P) 500 Stock Index and S&P Restaurants Index. This presentation assumes that $100 was invested in our Common Stock, the S&P 500 Stock Index, and the S&P Restaurants Index on December 31, 2000, and that all dividends were reinvested into additional shares of the same class of equity securities during the applicable fiscal year.
Total Return To Shareholders
(Includes reinvestment of dividends)

	ANNUAL RETURN PERCENTAGE
	Years Ending
Company / Index	2001	2002	2003	2004	2005
BRAZIL FAST FOOD CORP	-22.42	-85.00	25.00	50.00	206.67
S&P500 INDEX	-11.89	-22.10	28.68	10.88	4.91
S&P RESTAURANTS INDEX	-10.26	-23.97	50.17	42.44	6.39

		INDEXED RETURNS
	Base
	Period	Years Ending
Company / Index	2000	2001	2002	2003	2004	2005
BRAZIL FAST FOOD CORP	100	77.58	11.64	14.55	21.82	66.91
S&P500 INDEX	100	88.11	68.64	88.33	97.94	102.75
S&P RESTAURANTS INDEX	100	89.74	68.23	102.46	145.95	155.28

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     The following table sets forth certain information as of May 1, 2006 with respect to the beneficial ownership of our Common Stock by: (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (ii) our Chief Executive Officer; and (iii) each of our directors and nominees to become directors; and all executive officers, directors and nominees as a group.
     The total number of our shares outstanding as of May 1, 2006 was 8,173,427.

	Number of Shares		Percent
Name	Beneficially Owned (1)		of Class
Peter J. F. van Voorst Vader	4,337,226	(2)	53.1%
Omar Carneiro da Cunha	4,265,351	(3)	52.2%
José Ricardo Bousquet Bomeny	4,247,226	(4)	52.0%
Stephen J. Rose	213,125	(5)	2.6%
Guillermo Hector Pisano	8,750	(6)	*
Gustavo Figueiredo Bomeny	258,750	(7)	3.2%
Ricardo Figueiredo Bomeny	250,000	(8)	3.1%
Rômulo Borges Fonseca	4,231,601	(9)	51.8%
Mexford Resources	810,000	(10)	9.9%
All executive officers and directors as a group (8 persons)	5,102,726		62.4%

*	Less than one percent.

(1)	Beneficial ownership means the sole or shared power to vote or direct the voting of a security or the sole or shared power to invest or dispose or direct the investment or disposition of a security. Except as otherwise indicated, we believe that all named persons have sole voting power and investment power with respect to their shares of Common Stock, except to the extent that such authority is shared by spouses under applicable law, and record and beneficial ownership with respect to their shares. This table also includes any shares of Common Stock issuable upon exercise of options or warrants that are currently exercisable or that will become exercisable within 60 days of May 1, 2006.

(2)	Includes options to purchase 105,625 shares of Common Stock. Also includes 119,238 shares of Common Stock owned by Shampi Investments A.E.C., L.G., whose address is Smith Boulevard, Punta Brabo, Oranjstad, Aruba, of which Mr. van Voorst Vader is the sole stockholder. Includes 4,107,363 shares of Common Stock beneficially owned by other stockholders who are parties to the 2002 Stockholders’ Agreement, for which each of the parties, including Mr. van Voorst Vader, has shared voting power to elect directors. The address for Mr. van Voorst Vader is Rua Casuarina, 780 Humaitá CEP: 22.261-160 Rio de Janeiro — RJ, Brazil.

(3)	Includes options to purchase 33,750 shares of Common Stock. Also includes 119,113 shares of Common Stock owned by Seaview Ventures Group Inc., whose address is The Creque Building, P.O. Box 116, Road Town, Tortola, British Virgin Islands, of which Mr. Carneiro da Cunha is a principal. Also includes 3,125 shares of Common Stock owned by Bond Consultoria Empresarial S/C Ltda., of which Mr. Carneiro da Cunha is a principal. Includes 4,103,113 shares of Common Stock beneficially owned by other stockholders who are parties to the 2002 Stockholders’ Agreement, for which each of the parties, including Mr. Carneiro da Cunha, has shared voting power to elect our Board of Directors. The address for Mr. Carneiro da Cunha is Avenida Visconde de Albuquerque, 999 Leblon CEP: 22.450-001 Rio de Janeiro — RJ, Brazil.

(4)	Includes options to purchase 15,625 shares of Common Stock. Also includes 1,062,500 shares of Common Stock owned by Big Burger Ltda., of which Mr. Bomeny is a shareholder. Also includes 100,000 shares owned by Big Burger Recife Ltda., of which Mr. Bomeny is a shareholder. Also includes 2,805,976 shares of Common Stock beneficially owned by other stockholders who are parties to the 2002 Stockholders’ Agreement, for which each of the parties, including Mr. Bomeny, has shared voting power to elect our Board of Directors. The address for Mr. Bomeny is c/o Big Burger Ltda., Rua Lauro Muller, 116 sala 2005 Botafogo CEP:22.290-906 Rio de Janeiro- RJ, Brazil.

(5)	Includes options to purchase 13,125 shares of Common Stock. The address for Mr. Rose is 10/11 Dacre Street, London, SW1H ODJ, United Kingdom.

(6)	Represents options to purchase 8,750 shares of Common Stock. The address for Mr. Pisano is Rua Barão de Ipanema, 146 — Casa 2 Copacabana CEP: 22.050-030 Rio de Janeiro — RJ, Brazil.

(7)	The address for Mr. Bomeny is Rua Gal Tasso Fragoso, 33 apto.301 Jardim Botânico CEP: 22.470-170 Rio de Janeiro — RJ, Brazil.

(8)	The address for Mr. Bomeny is Rua Gal Tasso Fragoso, 33 apto. 101 Jardim Botânico CEP: 22.470-170 Rio de Janeiro — RJ, Brazil.

(9)	Includes 2,530,000 shares of Common Stock owned by CCC Empreendimentos e Participações Ltda., of which Mr. Fonseca is a shareholder. Also includes 1,692,851 shares of Common Stock owned by other stockholders who are parties to the 2002 Stockholders’ Agreement, for which each of the parties, including Mr. Fonseca, has shared voting power to elect our Board of Directors. The address for Mr. Fonseca is Rua Ibere Nazareth, 140 Barra da Tijuca CEP: 22.793-780 Rio de Janeiro — RJ, Brazil.

(10)	The address for Mexford Resources is P.O. Box 3163 — Chera Chambers, RD Town, Tortola — British Virgin Islands.

     The following table sets forth certain information as of May 1, 2006 with respect to the beneficial ownership of our Common Stock by: (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (ii) our Chief Executive Officer; and (iii) each of our directors and nominees to become directors; and all executive officers, directors and nominees as a group. The total number of our shares outstanding as of May 1, 2006 was 8,173,427.

	Number of Shares		Percent
Name	Beneficially Owned (1)		of Class
Peter J. F. van Voorst Vader	4,337,226	(2)	53.1%
Omar Carneiro da Cunha	4,265,351	(3)	52.2%
José Ricardo Bousquet Bomeny	4,247,226	(4)	52.0%
Stephen J. Rose	213,125	(5)	2.6%
Guillermo Hector Pisano	8,750	(6)	*
Gustavo Figueiredo Bomeny	258,750	(7)	3.2%
Ricardo Figueiredo Bomeny	250,000	(8)	3.1%
Rômulo Borges Fonseca	4,231,601	(9)	51.8%
Mexford Resources	810,000	(10)	9.9%
All executive officers and directors as a group (8 persons)	5,102,726		62.4%

*	Less than one percent.

(1)	Beneficial ownership means the sole or shared power to vote or direct the voting of a security or the sole or shared power to invest or dispose or direct the investment or disposition of a security. Except as otherwise indicated, we believe that all named persons have sole voting power and investment power with respect to their shares of Common Stock, except to the extent that such authority is shared by spouses under applicable law, and record and beneficial ownership with respect to their shares. This table also includes any shares of Common Stock issuable upon exercise of options or warrants that are currently exercisable or that will become exercisable within 60 days of May 1, 2006.

(2)	Includes options to purchase 105,625 shares of Common Stock. Also includes 119,238 shares of Common Stock owned by Shampi Investments A.E.C., L.G., whose address is Smith Boulevard, Punta Brabo, Oranjstad, Aruba, of which Mr. van Voorst Vader is the sole stockholder. Includes 4,107,363 shares of Common Stock beneficially owned by other stockholders who are parties to the 2002 Stockholders’ Agreement, for which each of the parties, including Mr. van Voorst Vader, has shared voting power to elect directors. The address for Mr. van Voorst Vader is Rua Casuarina, 780 Humaitá CEP: 22.261-160 Rio de Janeiro — RJ, Brazil.

(3)	Includes options to purchase 33,750 shares of Common Stock. Also includes 119,113 shares of Common Stock owned by Seaview Ventures Group Inc., whose address is The Creque Building, P.O. Box 116, Road Town, Tortola, British Virgin Islands, of which Mr. Carneiro da Cunha is a principal. Also includes 3,125 shares of Common Stock owned by Bond Consultoria Empresarial S/C Ltda., of which Mr. Carneiro da Cunha is a principal. Includes 4,103,113 shares of Common Stock beneficially owned by other stockholders who are parties to the 2002 Stockholders’ Agreement, for which each of the parties, including Mr. Carneiro da Cunha, has shared voting power to elect our Board of Directors. The address for Mr. Carneiro da Cunha is Avenida Visconde de Albuquerque, 999 Leblon CEP: 22.450-001 Rio de Janeiro — RJ, Brazil.

(4)	Includes options to purchase 15,625 shares of Common Stock. Also includes 1,062,500 shares of Common Stock owned by Big Burger Ltda., of which Mr. Bomeny is a shareholder. Also includes 100,000 shares owned by Big Burger Recife Ltda., of which Mr. Bomeny is a shareholder. Also includes 2,805,976 shares of Common Stock beneficially owned by other stockholders who are parties to the 2002 Stockholders’ Agreement, for which each of the parties, including Mr. Bomeny, has shared voting power to elect our Board of Directors. The address for Mr. Bomeny is c/o Big Burger Ltda., Rua Lauro Muller, 116 sala 2005 Botafogo CEP:22.290-906 Rio de Janeiro- RJ, Brazil.

(5)	Includes options to purchase 13,125 shares of Common Stock. The address for Mr. Rose is 10/11 Dacre Street, London, SW1H ODJ, United Kingdom.

(6)	Represents options to purchase 8,750 shares of Common Stock. The address for Mr. Pisano is Rua Barão de Ipanema, 146 — Casa 2 Copacabana CEP: 22.050-030 Rio de Janeiro — RJ, Brazil.

(7)	The address for Mr. Bomeny is Rua Gal Tasso Fragoso, 33 apto.301 Jardim Botânico CEP: 22.470-170 Rio de Janeiro — RJ, Brazil.

(8)	The address for Mr. Bomeny is Rua Gal Tasso Fragoso, 33 apto. 101 Jardim Botânico CEP: 22.470-170 Rio de Janeiro — RJ, Brazil.

(9)	Includes 2,530,000 shares of Common Stock owned by CCC Empreendimentos e Participações Ltda., of which Mr. Fonseca is a shareholder. Also includes 1,692,851 shares of Common Stock owned by other stockholders who are parties to the 2002 Stockholders’ Agreement, for which each of the parties, including Mr. Fonseca, has shared voting power to elect our Board of Directors. The address for Mr. Fonseca is Rua Ibere Nazareth, 140 Barra da Tijuca CEP: 22.793-780 Rio de Janeiro — RJ, Brazil.

(10)	The address for Mexford Resources is P.O. Box 3163 — Chera Chambers, RD Town, Tortola — British Virgin Islands.

Equity Compensation Plan Information
     The table summarizing information related to our equity compensation plans under which options, warrants and rights have been or may be granted is included in Item 5 of the Company’s Form 10-K, filed on March 31, 2006.
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
     The 1997 Stockholders’ Agreement provided that if we failed to achieve 75% of our projected cumulative EBITDA (earnings before interest, taxes, depreciation and amortization), as set forth in the 1997 Stockholders’ Agreement, for each of the periods from January 1, 1997 to December 31, 1999, 2000 or 2001, respectively, AIGLAEP could appoint such number of its designees which, together with an expansion of the Board of Directors and the filling of vacancies created by the resignation of certain directors serving at such time, would then constitute a majority of our Board of Directors, thereby effecting a change in our control.
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
     The amendment to the 1997 Stockholders’ Agreement provided that if certain economic performance targets, based on our results of operations for the year ending December 31, 2002 and set out in the amendment to the 1997 Stockholders’ Agreement, were met, or if AIGLAEP at any time owned less than 187,500 issued and outstanding shares of our Common Stock, subject to any adjustments for any stock split or restructuring, AIGLAEP’s right to take control of our Board of Directors and certain of its prior approval rights would terminate. If, however, we failed to meet these performance targets, our Chief Executive Officer must promptly resign and our Board of Directors would be required, except as limited by their fiduciary obligations, to adopt recommendations for improving our financial performance as may be proposed by a committee of the Board of Directors composed of representatives of AIGLAEP and certain other investors who purchased our equity securities in a private offering that we conducted in March 2001.
     We failed to meet the original performance targets for each of the years ended December 31, 2002 and 2003. However, the amendment to the 1997 Stockholders’ Agreement contained a provision that required the parties to renegotiate the performance targets in good faith in the event that (i) the Brazil SELIC central bank rate exceeds an average of 18% for a continuous period of ninety business days or (ii) there is a devaluation of the Brazilian Real against the US dollar exceeding 10% over any three-month period. Both such events have occurred. However, due to the fact that our request to renegotiate the performance targets in good faith did not receive a response, we believed that the performance targets were no longer applicable.

     On May 15, 2002, we entered into a stockholders agreement (the “2002 Stockholders’ Agreement”) with Big Burger Ltda. and CCC Empreendimentos e Participações Ltda. (the “Investors”) and certain of our shareholders and directors, namely Jose Ricardo Bousquet Bomeny, Omar Carneiro da Cunha, Seaview Venture Group, Peter J. F. van Voorst Vader and Shampi Investments A.E.C., as a condition to the closing of a stock purchase agreement with the Investors, pursuant to which they purchased 3,700,000 shares of our Common Stock.
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
     On December 20, 2004, a complete total buyout of AIGLAEP’s equity position in the company was effected. This buyout nullified the 1997 Stockholders’ Agreement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Independent Certified Public Accountants’ Fees
     The aggregate fees billed to the us for the years ended December 31, 2004 and 2005, by our principal accounting firm, BDO Trevisan Auditores Independentes (“BDO Trevisan”) were as follows:
     Audit Fees: The aggregate audit fees for professional services rendered by our outside auditors in connection with their audit of (i) our consolidated annual financial statements included in our annual report on Form 10-K and (ii) reviews of our consolidated quarterly financial statements included in our quarterly reports on Form 10-Q, amounted to approximately $56,500 paid to BDO Trevisan for the fiscal year ended December 31, 2004, including approximately $5,000 in travel related expenses, and approximately $91,500 paid to BDO Trevisian for the fiscal year ended December 31, 2005, which includes $12,000 of services related to Sarbanes Oxley compliance.
     Audit-Related Fees: There were no fees paid to BDO Trevisan for audit-related services for the fiscal years ended December 31, 2004 and 2005.
     Tax Fees: There were no fees paid to BDO Trevisan for tax related services or the preparation of tax returns for the fiscal years ended December 31, 2004 or 2005.
     All Other Fees: We did not pay any other fees for professional services to BDO Trevisan for the fiscal years ended December 31, 2004 or 2005.
Pre-Approval Policies and Procedures for Audit and Permitted Non-Audit Services
     The Audit Committee will consider on a case-by-case basis, and, if appropriate, approve all audit and non-audit services to be provided by the Company’s independent registered public accounting firm. Alternatively, the Audit Committee may adopt a policy for pre-approval of audit and permitted non-audit services by the independent registered public accounting firm. In 2005, all audit-related services, tax services, and other services were approved by the Audit Committee, which concluded that the provision of such services by BDO Trevisan was compatible with the maintenance of that firm’s independence in the conduct of its audit functions.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRAZIL FAST FOOD CORP.
By:	/s/ Omar Carneiro da Cunha
Omar Carneiro da Cunha
Chairman of the Board of Directors

Date: May 1, 2006
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Omar Carneiro da Cunha Omar Carneiro da Cunha	Chairman of the Board of Directors	May 1, 2006

/s/ Ricardo Figueiredo Bomeny Ricardo Figueiredo Bomeny	Chief Executive Officer	May 1, 2006

/s/ Romulo Borges Fonseca Romulo Borges Fonseca	Director and Secretary	May 1, 2006

/s/ José Ricardo Bousquet Bomeny José Ricardo Bousquet Bomeny	Director	May 1, 2006

/s/ Stephen J. Rose Stephen J. Rose	Director	May 1, 2006

/s/ Guillermo Hector Pisano Guillermo Hector Pisano	Director	May 1, 2006

/s/ Gustavo Figueiredo Bomeny Gustavo Figueiredo Bomeny	Director	May 1, 2006

/s/ Peter J.F. van Voorst Vader Peter J.F. van Voorst Vader	Director	May 1, 2006

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

31.1	Certification by Ricardo Figueiredo Bomeny, Chief Executive Officer and Acting Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.