Form 10-Q
period 2006-03-31
BRAZIL FAST FOOD CORP
filed 2006-05-15
CIK 914537

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006
Commission File Number: 000-23278
Brazil Fast Food Corp.
(Exact name of Registrant as specified in its charter)

Delaware	13-3688737
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
Rua Voluntários da Pátria, 89-9° andar
Rio de Janeiro RJ, Brazil, CEP 22270-010
(Address of principal executive offices)
Registrant’s telephone number: 011 55 21 2536-7500
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒           No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (check one):
     Large Accelerated Filer  ☐  Accelerated Filer  ☐  Non-Accelerated Filer  ☒
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No    ☒
     As of May 21, 2006 there were issued and outstanding 8,173,427 shares of the Registrant’s Common Stock, par value $0.0001.

PART I. FINANCIAL STATEMENTS
ITEM 1. FINANCIAL STATEMENTS
BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
(in thousands of Brazilian Reais, except share amounts)

	March, 31		December 31,
	2006		2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	R$	3,123	R$	2,444
Inventories		1,903		2,054
Accounts receivable
Clients		1,156		1,420
Franchisees		4,710		5,267
Allowance for doubtful accounts		(1,198)		(1,081)
Prepaid expenses		732		620
Other current assets		1,255		1,076

TOTAL CURRENT ASSETS		11,681		11,800

PROPERTY AND EQUIPMENT, NET		16,043		15,970
DEFERRED CHARGES, NET		5,129		5,477
OTHER RECEIVABLES AND OTHER ASSETS		4,925		4,823

TOTAL ASSETS	R$	37,778	R$	38,070

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable	R$	258	R$	959
Accounts payable and accrued expenses		6,634		8,526
Payroll and related accruals		2,886		2,317
Income taxes accruals		108		737
Taxes, other than income taxes		912		1,014
Deferred income		1,507		996
Reassessed taxes		1,613		1,522
Other current liabilities		105		100

TOTAL CURRENT LIABILITIES		14,023		16,171

DEFERRED INCOME, less current portion		1,650		2,058

CONTINGENCIES AND REASSESSED TAXES, less current portion (note 4)		19,583		19,807

OTHER LIABILITIES		4		—

TOTAL LIABILITIES		35,260		38,036

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 5,000 shares authorized; no shares issued		—		—
Common stock, $.0001 par value, 12,500,000 shares authorized; 8,173,427 and 8,128,427 shares issued		1		1
Additional paid-in capital		59,975		59,883
Treasury Stock (117,900 and 101,900 shares)		(269)		(216)
Accumulated Deficit		(56,229)		(58,687)
Accumulated comprehensive loss		(960)		(947)

TOTAL SHAREHOLDERS’ EQUITY		2,518		34

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	R$	37,778	R$	38,070

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
(in thousands of Brazilian Reais, except share amounts)

	Three Months Ended March 31,
	2006		2005
STORE RESULTS

Net Restaurant Sales	R$	23,426	R$	18,099
Store Costs and Expenses
Food, Beverage and Packaging		(8,539)		(6,638)
Payroll & Related Benefits		(5,138)		(4,125)
Restaurant Occupancy		(2,394)		(2,083)
Contracted Services		(2,695)		(2,159)
Depreciation and Amortization		(581)		(540)
Other Store Costs and Expenses		(1,465)		(719)

Total Store Costs and Expenses		(20,812)		(16,264)

STORE OPERATING INCOME		2,614		1,835

FRANCHISE RESULTS

Net Franchise Revenues	R$	3,993	R$	2,701
Franchise Costs and Expenses		(681)		(456)

FRANCHISE OPERATING INCOME		3,312		2,245

MARKETING, GENERAL AND ADMINISTRATIVE (EXPENSES) INCOME

Marketing Expenses		(1,133)		(107)
Administrative Expenses		(2,626)		(1,968)
Other Operating Income (Expenses)		1,616		1,676
Depreciation and Amortization		(151)		(306)
Net result of assets sold and impairment of assets		(218)		(551)

Total Marketing, G & A (Expenses) Income		(2,512)		(1,256)

OPERATING INCOME		3,414		2,824

Interest Expense		(188)		(195)
Foreign Exchage and Monetary Restatement Loss		(61)		(23)

NET INCOME BEFORE INCOME TAX		3,165		2,606

Income taxes		(707)		(588)

NET INCOME	R$	2,458	R$	2,018

NET INCOME PER COMMON SHARE
BASIC AND DILUTED	R$	0.31	R$	0.25

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING: BASIC AND DILUTED		8,046,683		8,102,177
See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss (Unaudited)
(in thousands of Brazilian Reais)

	Three Months Ended March 31,
	2006		2005
NET INCOME	R$	2,458	R$	2,018
Other comprehensive income (loss):
Foreign currency translation adjustment		(13)		—

NET COMPREHENSIVE INCOME	R$	2,445	R$	2,018

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
Consolidated Statements of Changes In Shareholders’ Equity (Unaudited)
(in thousands of Brazilian Reais)

	Common Stock			Additional							Accumulated
				Paid-In		Accumulated		Treasury			Comprehensive
	Shares	Par Value		Capital		(Deficit)		Stock			Loss	Total
Balance, December 31, 2005	8,026,527	R$	1	R$	59,883	R$	(58,687)	R$	(216)	R$	(947)	R$	34

Exercise of options	45,000				92								92

Net Income						2,458							2,458

Acquisition of Company’s own shares	(16,000)								(53)		(13)		(66)

Balance, March 31, 2006	8,055,527	R$	1	R$	59,975	R$	(56,229)	R$	(269)	R$	(960)	R$	2,518

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(in thousands of Brazilian Reais)

	Three Months Ended March 31,
	2006		2005
CASH FLOW FROM OPERATING ACTIVITIES:
NET INCOME	R$	2,458	R$	2,018
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:

Depreciation and amortization		732		846
(Gain) Loss on assets sold and impairment of assets		218		551
Reversal of reassessed taxes (see note 4)		—		(809)

Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable		938		755
Inventories		151		508
Prepaid expenses and other current assets		(291)		91
Other assets		(102)		(414)
(Decrease) increase in:
Accounts payable and accrued expenses		(1,892)		(429)
Payroll and related accruals		569		274
Taxes		(731)		(26)
Other liabilities		9		(164)
Contingencies and reassessed taxes		(133)		(1,156)
Deferred income		103		(201)

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES		2,029		1,844

CASH FLOW FROM INVESTING ACTIVITIES:
Additions to property and equipment		(675)		(675)
Acquisition of Company’s own shares		(53)		(16)
CASH FLOWS USED IN INVESTING ACTIVITIES		(728)		(691)

CASH FLOW FROM FINANCING ACTIVITIES:
Repayments under lines of credit		(701)		(1,783)
Proceeds from issuance of shares of common stock		92
CASH FLOWS USED IN FINANCING ACTIVITIES		(609)		(1,783)

EFFECT OF FOREIGN EXCHANGE RATE		(13)		—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		679		(630)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD		2,444		1,717

CASH AND CASH EQUIVALENTS AT END OF PERIOD	R$	3,123	R$	1,087

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(in thousands of Brazilian Reais)
NOTE 1 — FINANCIAL STATEMENT PRESENTATION
     The accompanying financial statements have been prepared by Brazil Fast Food Corp. (the “Company”), without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2006 and for all periods presented have been made. The results of operations for the periods ended March 31, 2006 and 2005 are not necessarily indicative of the operating results for a full year. Unless otherwise specified all references in these financial statements to (i ) “Reais” or “R$” are to the Brazilian Real (singular), or to Brazilian Reais (plural), the legal currency of Brazil, and (ii ) “U.S. Dollars” or “$” are to United States’ dollars.
     Certain information and footnote disclosures prepared in accordance with generally accepted accounting principles and normally included in the financial statements have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
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
     During the second half of 2004, Venbo established, in an association with a Brazilian individual (“Associate”), a new company, Suprilog Transportadora Ltda (“Suprilog”). Suprilog rendered transportation services at usual market value to Venbo, to Bob’s franchisees and to other Brazilian companies. At the time of its constitution, Venbo paid in 90% of Suprilog’s Capital and the remaining 10% were to be paid in by the Associate, no later than one year. As of December 31, 2004, the Associate had not capitalized his share. In the beginning of 2005, the associate reach an agreement with Venbo, by which he left the joint venture and Venbo became sole-owner of Suprilog.
     During the last quarter of 2005, the contract with one of the main suppliers, Fast Food Distributor Ltda. (“FBD” — a non-affiliate company), expired. The renewal of this contract, considered different basis form the previous one, including logistics and transportation services. Because of such renewal, Venbo sold the main operating assets and liabilities of Suprilog to FBD, which is now providing the transportation. Suprilog’s operated the transportation business until the end of November 2005.
     As of March, 31, 2006 Suprilog was a non-operating company, and even though, its financial statements are being entirely consolidated in the accompanying financial statements.
NOTE 3 — MANAGEMENT PLANS REGARDING GOING CONCERN
     Since the acquisition of Venbo Comercio de Alimentos Ltda. in 1996, the Company has sustained net losses totaling approximately R$56,233 and at March 31, 2006, consolidated current liabilities exceed consolidated current assets by R$2,342.
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
     The Acquisition’s Purchase Agreement stated that Venbo’s former owner (“VENDEX”) would be responsible for off-balance liabilities derived from Venbo’s transactions prior to the Acquisition, limited to certain conditions defined at the referred purchase agreement. Through 1997 to date, the Company has been receiving some communications from the Brazilian fiscal authorities related to the period prior to the Acquisition. Those communications are always sent to Vendex and its attorneys. Since the last months of 2004, the Company has been receiving several communications of tax debts, which amounts may exceed the above-mentioned limit.
     In 2005, the Company was obliged to pay some tax debts of R$62 from the period prior to the Acquisition, to which the company had to use some of its properties for collateral. VENDEX did not substitute such collateral by cash deposits or by its own properties, as determined by the Acquisition Purchase Agreement, because of its weak current financial condition. VENDEX attorneys are defending all demands; however, the Company cannot predict if their outcome will result in burdensome liabilities that could hazard the Company’s financial position.
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
     •   Value added state tax — ICMS
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
                    During the last agreement, the fiscal authorities did not recognize a portion of the Company state tax liability and they are recalculating another portion.
                    During 2005, fiscal authorities computed some portions of the debt and the Company paid all of them, at the amount of approximately R$682. The entire consolidation of the remaining debt is not expected to be computed during 2006, and accordingly the Company accrued such portion, according to its estimates, as long-term liability. The remaining debt is annually restated by interest rates set by the Rio de Janeiro State Government, currently 5.8% per year.
     •   Federal taxes — PAES
                    Concerning the unpaid Federal taxes and the Social Security penalties, the Company applied to join and was accepted into two subsequent amnesty programs offered by the Brazilian Federal government (REFIS during 1999 and PAES during 2003).
                    The second amnesty program (PAES) included the balance of the previous Federal tax amnesty program (REFIS) and unpaid 2001 and 2002 federal tax, as well as the Social Security penalties. The total debt included in such program is being paid in monthly installments equivalent to 1.5% of the Company’s gross sales, with interest accruing at rates set by the Brazilian Federal government, which currently are 9.0% per year.
                    All installments related to those programs have been paid on a timely basis.
                    During the first quarter of 2006, the Company paid approximately R$470 related to such Brazilian Federal tax amnesty program, including R$63 of interests.
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
                    During March 2005, the Company filed a formal request with the Brazilian Federal Authorities, claiming to have its total debt reviewed. Such request, reconciles the amounts the Company had accrued at its accounting books (prior to the retroactive adjustment) to the amounts reported in the official statement at the same period. In connection with such request, and based on the Company’s legal advisors, a portion of that amount (R$809) was reversed during the first quarter of 2005. The Company believes that the amounts accrued at the balance sheet as of December 31,2005 are correct, however, there is no assurance that the outcome of this situation will derive further liability to the Company.
                    As of March 31, 2006, the difference between such debt at the statements provided by the Brazilian Federal Government and the statements reported by the Company’s was approximately R$4,218. The difference increase from December 31, 2004 to March 31, 2006 is due to monetary restatement and interest.

     Contingencies
     •   Leasing litigation
                    During 2001, the Company claimed in Brazilian court that their lease financing contracts with IBM Leasing should not have their principal amounts indexed to the US dollar, but instead stated in Brazilian Reais bearing interest of 12% per annum. While awaiting the court’s determination, the Company has deposited all installment payments due under its lease financing agreements with the court in Brazilian Reais, inclusive of 12% per annum interest. The installment payments ceased on November, 2002, the end of the contract term. Despite the Company’s claim that it owes the lower amounts, the Company has accrued the full contracted amounts as of March 31, 2006.
     •   ISS tax litigation
                    ISS is a tax charged by Brazilian cities on services rendered by Brazilian companies.
                    None of the Company’s revenues were subject to such tax until 2003. However, in the beginning of 2004 a new ISS legislation has been implemented and according to it, royalty fees should be included on the basis of ISS calculation.
                    Although, the Company’s Management is claiming in court that royalty fees should not be considered payment for services rendered and therefore should not be subject to ISS taxation, the Company is monthly depositing with the court the amount claimed by ISS, while awaiting the court’s determination. In addition, the Company has accrued the claimed amounts as of December 31, 2005.
                    The referred change in the ISS tax regulations motivated deep debates whether marketing funds and initial fees paid by franchisees could be considered as payment for service rendered by the ISS tax authorities. Because of that, the Company, together with its tax advisors, is adopting measures in order to avoid the charge of ISS against the marketing funds and initial fees.
     •   Other litigations
                    During 2005, we were condemned to pay a fine of R$480 to a former employee. Despite the infrequency of this amount in labor processes, the Company is not guarded from receiving other labor claims in such high amount. During 2006 we received other labor claims from formers employees. As of March 31, 2006 we had labor contingencies at the amount of R$1,170 accounted for as liabilities in our balance sheet.
                    The ICMS is a Brazilian value added state tax required of business that sell products and render services within the domain of Brazilian state governments and Federal District. Every amount due related to ICMS registered as of May 2002 has been paid by the Company, and since then, the Company has been paying regularly its taxes to the governments of Rio de Janeiro and Sao Paulo states and to the Federal District (Brasília). Nevertheless, in 2005, the fiscal authorities of Rio de Janeiro and Sao Paulo compelled the Company to submit electronic forms with 4 years monthly figures corresponding to two stores’ sales. The exigency could not be met by the Company due to technical difficulties, which caused the Company to be fined in R$737 by the Rio de Janeiro’s fiscal authorities, duly registered in the Company’s balance sheet.
                    The Company appealed to the Courts claiming the information required was not a primary obligation but an accessory obligation; hence the amount inflicted was not in accordance with the nature of the fault. The Company expect its claim to be accepted, reducing this onerous fine, but cannot guarantee there will be no adverse impact in case this exigency were extensive to all of its own and operated stores, what could elevate the fine to several millions of Reais (R$).
                    As of March 31, 2006 we accounted for a liability at the amount of R$737 related to such ICMS tax contingency.
                    Liabilities related to tax amnesty programs and litigation consist of the following:

	March 31, 2006			December 31, 2005
			Long			Long
	Total	Current	Term	Total	Current	Term
	Liability	Liability	Liability	Liability	Liability	Liability
Reassessed taxes
State tax (value-added)	414	—	414	362	—	362
Federal taxes (PAES)	14,405	1,613	12,792	14,628	1,522	13,106

Contingencies
Leasing litigation	3,144		3,144	3,144	—	3,144
ISS tax litigation	1,176		1,176	985	—	985
Other litigations	2,057		2,057	2,210	—	2,210

TOTAL	R$21,196	R$1,613	R$19,583	R$21,329	R$1,522	R$19,807

     The Company has other litigations that were not accrued as liability as of March 31, 2006, due to a low risk classification as per as Company’s attorneys.
     The most relevant of those litigations is the one related to one franchisee that has filed a lawsuit against the Company, through which he blames the Company for his unsuccessful franchise operation. The franchisee became a permanent debtor of royalty and marketing contributions. After failing on efforts applied to improve his business, the Company finally decided to interrupt the franchise contract and closed the stores explored by this franchisee. The franchisee has the understanding that the franchiser should be considered responsible for having offered the operation of a store with guaranteed profitability. Even if this argument is completely against the franchise laws and the usual practices of our business, it is not impossible that this franchisee may succeed in convincing a jury or a judge that the Company must pay some indemnity or compensation. The Company’s legal advisors believe that the franchisees demand is based on a principle that is against the basis of the franchise way of operation.
NOTE 5 — STOCK OPTION PLAN ACTIVITY
     The Stock Option Plan (but not the stock options previously granted under the Plan) terminated on September 17, 2002, ten years from the date of its adoption by the Board of Directors.
     During the last quarter of 2004, the Compensation Committee granted, outside of plan, stock options to purchase 32,500 shares with an average exercise price of $.26, immediate vesting, and valued at average fair value of $7,703 using the Black Scholes option pricing model to the Board of Directors. Such grant represents the compensation for the period comprised from June 2004 to May 2005.
     During 2005, the Company’s Board of Directors and a majority of the shareholders of the Company decided that Board compensation would be paid in cash and that no more stock options will be granted. The provisions set by the Plan are still valid for all vesting options until the last option grant (November, 2004).
     On January 25, 2006 options to purchase an aggregate of 45,000 shares of common stock were exercised, having an aggregate purchase price of $40,962.50 equivalent to R$92.
     There were no options granted or canceled during the three months ended March 31, 2006, under the Company’s Stock Option Plan.
     Under the Company’s Stock Option Plan, options to purchase a total of 12,500 shares have expired during the three months ended March 31, 2006.

NOTE 7 — TREASURY STOCK
     During the first quarter of 2006, the Company purchased a total amount of 16,000 shares, under the referred stock repurchase plan. The Company’s total disbursement for these transactions totaled to R$53 and was accounted for as a deduction of Paid in Capital, at the Shareholders’ Equity.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Amount in thousand of Brazilian Reais)
OUR BUSINESS
     Through our wholly-owned subsidiary, Venbo Comercio de Alimentos Ltda., a Brazilian limited liability company which conducts business under the trade name “Bob’s,” we own and, directly and through franchisees, operate the second largest chain of hamburger fast food restaurants in Brazil
RESULTS OF OPERATIONS — COMPARISON OF QUARTERS ENDED MARCH 31, 2006 AND 2005
     The following table sets forth certain operating data for the quarters ended March 31, 2006 and 2005. These statements segregate the earnings provided by our operated stores business from the earnings provided by franchise business. However, all the operating figures were stated as a percentage of the Net Restaurant Sales because we believe that, in general, either kind of business (restaurant operations or franchise net earns) move towards Net Restaurant Sales evolution, and, accordingly, cost and expenses should be analyzed in connection with such evolution.

	Three Months			Three Months
	Ended			Ended
	March 31, 2006%			March 31, 2005%
STORE RESULTS

Net Restaurant Sales	R$	23,426	100.0%	R$	18,099	100.0%
Store Costs and Expenses
Food, Beverage and Packaging		(8,539)	(36.5)%		(6,638)	(36.7)%
Payroll & Related Benefits		(5,138)	(21.9)%		(4,125)	(22.8)%
Restaurant Occupancy		(2,394)	(10.2)%		(2,083)	(11.5)%
Contracted Services		(2,695)	(11.5)%		(2,159)	(11.9)%
Depreciation and Amortization		(581)	(2.5)%		(540)	(3.0)%
Other Store Costs and Expenses		(1,465)	(6.3)%		(719)	(4.0)%

Total Store Costs and Expenses		(20,812)	(88.8)%		(16,264)	(89.9)%

STORE OPERATING INCOME		2,614	11.2%		1,835	10.1%

FRANCHISE RESULTS

Net Franchise Revenues	R$	3,993	17.0%	R$	2,701	14.9%
Franchise Costs and Expenses		(681)	(2.9)%		(456)	(2.5)%

FRANCHISE OPERATING INCOME		3,312	14.1%		2,245	12.4%

MARKETING, GENERAL AND ADMINISTRATIVE (EXPENSES) INCOME

Marketing Expenses		(1,133)	(4.8)%		(107)	(0.6)%
Administrative Expenses		(2,626)	(11.2)%		(1,968)	(10.9)%
Other Operating Income (Expenses)		1,616	6.9%		1,676	9.3%
Depreciation and Amortization		(151)	(0.6)%		(306)	(1.7)%
Net result of assets sold and impairment of assets		(218)	(0.9)%		(551)	(3.0)%

Total Marketing, G & A (Expenses) Income		(2,512)	(10.7)%		(1,256)	(6.9)%

OPERATING INCOME		3,414			2,824

Interest Income (Expense)		(188)	(0.8)%		(195)	(1.1)%
Foreign Exchage and Monetary Restatement Gain (Loss)		(61)	(0.3)%		(23)	(0.1)%

NET INCOME BEFORE INCOME TAX		3,165	13.5%		2,606	14.4

INCOME TAXES		(707)	(3.0)%		(588)	(3.2)%

NET INCOME	R$	2,458	10.5%	R$	2,018	11.1%

Store Results
Net Restaurant Sales
     Net restaurant sales for our company-owned retail outlets increased R$5,327 or 29.4%, to R$23,426 for the three months ended March 31, 2006 as compared to R$18,099 for the three months ended March 31, 2005.
     Same store sales increased approximately 17.9% for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005.
     The increase of restaurant sales is due to the improvement of the Brazilian economic environment in during the first quarter of 2006, as compared to the same period of the previous year, and to (a) consumer response to a intensive marketing campaigns, when Bob’s brand was more present at the Brazilian media, (b) investments on remodeling stores; (c) successful sales at special events as Rio de Janeiro’s Carnival and the U2 (international rock star) concerts at Morumbi Soccer Stadium, Sao Paulo, and increase of the number of point of sales from 59 at March 31, 2005 to 66 at March 31, 2006.
Food, Beverage and Packaging Costs
     As a percentage of net restaurant sales, food, beverage and packaging costs were (36.5%) and (36.7%) for the three months ended March 31, 2006 and 2005, respectively.
     The percentage decrease of cost of food, beverage and packaging was due to the decrease of the purchase price in some important items such as ice cream, french fries and chicken hamburger. Besides our permanent negotiations with our main suppliers, the ongoing devaluation of U.S. Dollar against the Brazilian Reais is still providing positive impact on those goods and other derived from commodities denominated in U.S. Dollar.
     In addition, the new logistics and distribution contract, which were signed in the middle of 2005 and effective since December 2005, derived in the reduction of such costs.
     On the other hand the increase of the purchase price of some products such as bread and meat hamburger, partially offset the other cost decreases.
Payroll & Related Benefits
     As a percentage of net restaurant sales, store payroll and related benefits decreased from (22.8%) for the three months ended March 31, 2005 to (21.9%) for the same period ended March 31, 2006.
     Payroll & Related Benefits had a nominal increase due to the raise of Company’s store personnel salaries of approximately 5% provided by union-driven agreements and to an average hiring of one employee (some trainees) per point of sale. As a consequence, social charges that are computed based on employees salaries increased as well. However, the growth of restaurant sales diluted those payroll increases, as an optimization of the employee-power at the point of sales.
Restaurant Occupancy Costs and Other Expenses
     Restaurant occupancy costs and other expenses expressed as a percentage of net restaurant sales were approximately (10.2%) and (11.5%) for the three months ended March 31, 2006 and 2005, respectively.
     Minimum rent obligations slight increased due its indexation to Brazilian inflation, which was, in March 2006, 0,36% for the accumulated 12 months period, measure by the IGP-M General Market Price Index, calculated by Fundacao Getulio Vargas — FGV (a non-affiliated institution). Besides that, the growth of sales, jointed with some lease negotiations, optimized the occupancy cost resulting on a percentage decrease.

Contracted Services
     Expenses related to contracted services expressed as a percentage of net restaurant sales were approximately (11.5%) and (11.9%) for the three months ended March 31, 2006 and 2005, respectively.
     Although the expenses related to money collection and maintenance costs were reduced, and growth sales optimized the contracted service costs, the increase in the costs of electricity and constructions to the special events discussed above partially offset these improvements.
Other Store Cost and Expenses
     Other store cost and expenses expressed as a percentage of net restaurant sales were approximately (6.3%) and (4.0%) for the three months ended March 31, 2006 and 2005, respectively.
     Other store cost and expenses increase is mainly attributable to the increase on cleaning and office materials as well as transportation costs related to the special events discussed above.
Franchise Results
Net Franchise Royalty Fees
     Franchise revenues are comprised of initial fees (amount due at the signing of a new franchise contract) and royalty fees (derived from a percentage on the sales of the stores operated by franchisees), as set forth below:

	Three Months Ended March, 31
	2006	2005
Net Franchise Royalty Fees	3,273	2,501
Initial Fee	720	200

Net Franchise Revenues	3,993	2,701

     Franchise revenues increased R$1,292 or 47.8%, to R$3,993 for the three months ended March 31, 2006 as compared to R$2,701 for the three months ended March 31, 2005.
     This increase is attributable to the growth of Company’s franchise business from 330 retail outlets as of March 31, 2005 to 394 as of March 31, 2006 and to the macroeconomic environment improvement in Brazil.
Franchise Costs and Expenses
     Franchise cost and expenses expressed as a percentage of net restaurant sales were approximately (2.9%) and (2.5%) for the three months ended March 31, 2006 and 2005, respectively.
     Such increase is attributable to the promotion to franchise department personnel and hiring of employees to the same, as well as increase on car rental and traveling expenses.

Marketing, General and Administrative (Expenses) Income
Marketing Expenses
     The Company recognizes its own advertising expense as incurred. Advertising expense, including own and franchisee expenditures, was 3,688 and 2,310 for the three months ended March 31, 2006 and 2005, respectively.
     As a percentage of net restaurant sales, marketing expenses were approximately (4.8)% and (0.6)% for the three months ended March 31, 2006 and 2005, respectively. The increase observed is attributable to a change in the marketing policy through which the Company is committed with its franchisees to (i) entirely use the market fund received from them on marketing investments; and (ii) expend up to 4% of own restaurant gross sales on marketing campaigns.
     The balance of non-invested marketing fund as of March 31, 2006 amounts R$1,882 and is recorded as accounts payable accrued expenses at the balance sheet.
General and Administrative Expenses
     As a percentage of restaurant sales, general and administrative expenses were approximately (11.2%) and (10.9%) for the three months ended March 31, 2006 and 2005, respectively.
     This increase is attributable to increase in salaries and labor charges of Company’s administrative personnel (new hiring on supply and other departments), to increases on medical insurance and meal benefits to administrative employees.
     Those increases were partially offset by reduction of legal expenses and by the growth of sales, which optimized general and administrative expenses, helping on the percentage decrease.
Other Operating Income (Expenses)
     Other operating income (expense) expressed as a percentage of net restaurant sales were 9.3%, for the three months ended March 31, 2005 to 6.0% for the three months ended March 31, 2006.
     Other operating income (expenses) is mainly comprised of income derived from suppliers pursuant to terms of certain exclusivity agreements and non recurring income or expenses. The following table sets forth the breakdown of Other Operating Income (Expense):

	March 31,
	2006	2005
Exclusivity Agreements	R$1,595	R$975
Income from properties leasing	107	96
Uncollectable receivables	(195)	(141)
Reassessed tax and other tax adjustments	—	809
Transport and logistic operating income	—	362
Preopening and other income (expenses)	109	(425)

	R$1,616	R$1,676

     The first quarter of 2005 was impacted by the reassessed tax reversal discussed at note 4 of the consolidated financial statements and by the operations of Venbo ´s subsidiary which were discontinued at the end of 2005.
Depreciation and Amortization (Stores and Headquarters)
     As a percentage of net restaurant sales, depreciation and amortization were approximately (3.1%) and (4.7%) for the three months ended March 31, 2006 and 2005, respectively.

     The decrease on depreciation and amortization expenses is due to the sale of trucks for the operation of Suprilog (Venbo’s subsidiary) and to the growth of sales, which optimized depreciation and amortization expenses, helping on the percentage decrease.
Impairment of Assets and Net Result of Assets Sold
     The Company usually reviews its fixed assets in accordance with SFAS 144, which requires that long-lived assets being disposed of be measured at the lower of carrying amount or fair value less cost to sell. As a consequence of such review, the Company recorded expenses in the first quarter of 2006 derived by the adjustments to reach such appropriate fixed asset value.
     During the quarter ended March 31, 2006, Company’s review in accordance with SFAS 144, derived R$180 charge to the income statement.
Interest Income (Expenses) and Foreign Exchange Gain (loss)
Interest Income and Expenses
     As a percentage of net restaurant sales, net interest expense were approximately (0.8)% and (1.1)% for the three months ended March 31, 2006 and 2005, respectively.
     The percentage decrease for the three months ended March 31, 2006 as compared to the same period in 2005 is primarily attributable to reduction of the level of Company’s bank indebtedness.
Foreign Exchange and Monetary Restatement Gain (Loss)
     As a percentage of net restaurant sales, net foreign exchange gain and/or losses were approximately (0.3)% and (0.1)% for the three months ended March 31, 2006 and 2005, respectively.
     This increase is attributable to non-recurring adjustment during the first quarter of 2005 in connection with the subject discussed at note 4 of the consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES (Amounts in thousand of Brazilian reais)
A) Introduction
     Since March 1996, we have funded Company’s cumulative operating losses of R$56,229 and made acquisitions of businesses and capital improvements (including remodeling of Company’s stores) by using cash remaining at the closing of Company’s acquisition of Venbo, by borrowing funds from various sources and from private placements of Company’s securities. As of March 31, 2006, we had cash on hand of R$3,123 and a working capital deficiency of R$2,342.
     For the quarter ended March 31, 2006, we had net cash provided in operating activities of R$2,029, net cash used in investing activities of R$728 and net cash used on financing activities of R$609. Net cash used in investing activities was primarily the result of Company’s investment in property and equipment to improve Company’s retail operations. Net cash used on financing activities was a result of Company’s repayment of borrowings from financial institutions.
     Company’s earnings before interest, taxes, depreciation and amortization (EBITDA) were as follows:

	Three Months Ended March 31,
	2006		2005
NET INCOME	R$	2,458	R$	2,018
Interest expenses, Monetary and Foreign exchange loss		249		218
Income taxes		707		588
Depreciation and amortization		732		846

EBITDA	R$	4,146	R$	3,670

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
B) Debt Obligation — financial institutions
     Company’s cash resources are currently used primarily to pay for the servicing costs on Company’s debt obligations. Company’s debt obligations as of March 31, 2006 were as follows:

	March, 31		December 31,
	2006		2005
Mortgages payable (a)	R$	25	R$	100
Notes payable linked to fixed assets acquisition (b)		233		859

	R$	258	R$	959

(a)	Comprised of credit facility from a Brazilian private financial institution, guaranteed by certain officers and receivables. Principal and the interests of 34.49% per annum are due in one installment in April 2006. Currently, the Company has approximately R$3,500 of unused credit line.

(b)	This credit facility was used to purchase two stores. Repayment of principal is due in four monthly installments of R$58, ending July 2006. There is no interest charged on these borrowings. Principal is indexed to Brazilian inflation measured by IGP-M General Market Price Index, calculated by Fundacao Getulio Vargas (a non-affiliated institution). This credit facility has as collateral the fixed assets purchased.

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
     During the last agreement, the fiscal authorities did not recognize a portion of the Company’s state tax liability and they are recalculating another portion. The consolidation of the remaining debt is not expected to be computed during 2006. Company estimates that both portions amounts to R$415 and fully accrued such amount as of March 31, 2006.
     During 2006, the Company did not paid any significant amounted related to Rio de Janeiro state government agreements.
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
     All installments related to those programs have been paid on a timely basis. During 2006, the Company paid approximately R$471 related to such Brazilian Federal tax amnesty program, including R$63 of interests.
D) Debt Obligation — summary
     For the remaining period of 2006, we expect to pay approximately R$1,613 pursuant to the federal tax amnesty program. We do not expect to have any payment regarding the state tax settlements during 2006, since the remaining balance is not expected to be consolidated by the tax authorities through this period.

E) Other Obligations
     We also have long-term contractual obligations in the form of operating lease obligations related to Company’s owned and operated stores.
     The future minimum lease payments under those obligations with an initial or remaining noncancelable lease terms in excess of one year at March 31, 2006 are as follows:

	Contractual
Fiscal Year	Leases
Remaining 2006	R$	4,786
2007		4,444
2008		3,543
2009		2,559
2010		1,669
Thereafter		2,071

	R$	19,072

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
     We have estimated that Company’s capital expenditures for fiscal 2006, which will be used to maintain and upgrade Company’s current restaurant network, will be approximately R$4,350. We anticipate that the primary use of Company’s cash resources during 2006 will be to service Company’s debt obligations. During 2006 we intend to focus Company’s efforts on expanding both the number of Company’s franchisees and the number of Company’s franchised stores, neither of which are expected to require significant capital expenditures.
     As discussed above, we have contractual obligations in different forms.
     The following table summarizes Company’s contractual obligations and financial commitments, as well as their aggregate maturities.

	Contractual
Fiscal Year	Leases		Fiscal Debt		Loans Payable		Total
Remaining 2006	R$	4,786	R$	1,613	R$	258	R$	6,657
2007		4,444		2,027		—		6,471
2008		3,543		1,613		—		5,156
2009		2,559		1,613		—		4,172
2010		1,669		1,613		—		3,282
Thereafter		2,071		6,340		—		8,411

	R$	19,072	R$	14,819	R$	258	R$	34,149

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
     We annually review our financial reporting and disclosure practices and accounting policies to ensure that they provide accurate and transparent information relative to the current economic and business environment. We believe that of our significant accounting policies (See the Notes to Consolidated Financial Statements or summary of significant accounting policies more fully described in pages F-10 through F-14 , the following involve a higher degree of judgment and/or complexity.
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
FORWARD-LOOKING STATEMENTS
     Forward-looking statements in this report, including statements relating, among other things, to our business plans, business and growth strategies, objectives, expectations, trends, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate” and similar expressions identify forward-looking statements, which speak only as of the date the statement is made. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Investors are cautioned that such forward-looking statements involve risks and uncertainties, some or all of which cannot be predicted or quantified and are beyond our control, including, without limitation, those risks and uncertainties described in the risk factors set forth in certain of our periodic filings with the Securities and Exchange Commission, including the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on March 31, 2006. Investors are urged to read such periodic filings and the risk factors contained in those filings.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
ITEM 4. CONTROLS AND PROCEDURES
     Under the supervision and with the participation of management, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer, Ricardo Bomeny, who is also our acting Principal Financial Officer has concluded that, as of March 31, 2006, these disclosure controls and procedures were effective in timely alerting him to material information relating to our company required to be included in our periodic SEC reports. Since March 31, 2006, there were no significant changes in our internal control over financial reporting, or in other factors, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Date: May 15, 2006

Brazil Fast Food Corp. (Registrant)
By:	/s/ Ricardo Figueiredo Bomeny
Ricardo Figueiredo Bomeny
Chief Executive Officer and Acting Chief Financial Officer