Form 10-Q
period 2006-06-30
BRAZIL FAST FOOD CORP
filed 2006-08-18
CIK 914537

Securities And Exchange Commission
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from ____________________ to ____________________
Commission File Number: 0-23278

Brazil Fast Food Corp.
(Exact name of Registrant as specified in its charter)

Delaware	13-3688737
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
Rua Voluntarios da Patria, 89 — 9º andar, Botafogo
Rio de Janeiro, RJ, Brazil CEP 22270-010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
     As of August 12, 2006 there were issued and outstanding 8,355,427 shares of the Registrant’s Common Stock, par value $0.0001.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL INFORMATION
BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands of Brazilian Reais, except share amounts)

	June, 30	December 31,
	2006	2005
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	R$2,292	R$2,444
Inventories	1,883	2,054
Accounts receivable
Clients	1,214	1,420
Franchisees	4,986	5,267
Allowance for doubtful accounts	(1,198)	(1,081)
Prepaid expenses	1,093	620
Other current assets	1,181	1,076

TOTAL CURRENT ASSETS	11,451	11,800

PROPERTY AND EQUIPMENT, NET	16,010	15,970
DEFERRED CHARGES NET	4,959	5,477
OTHER RECEIVABLES AND OTHER ASSETS	5,397	4,823

TOTAL ASSETS	R$37,817	R$38,070

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Notes payable	R$1,052	R$959
Accounts payable and accrued expenses	5,891	8,526
Payroll and related accruals	3,273	2,317
Income taxes accruals		737
Taxes, other than income taxes	705	1,014
Deferred income	996	996
Reassessed taxes	1,696	1,522
Other current liabilities	372	100

TOTAL CURRENT LIABILITIES	13,985	16,171

DEFERRED INCOME, less current portion	1,556	2,058

CONTINGENCIES AND REASSESSED TAXES less current portion (note 4)	19,275	19,807

TOTAL LIABILITIES	34,816	38,036

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 5,000 shares authorized; no shares issued	—	—
Common stock, $.0001 par value, 12,500,000 shares authorized; 8,355,427 and 8,128,427 shares issued	1	1
Additional paid-in capital	60,740	59,883
Treasury Stock (154,900 and 101,900 shares)	(516)	(216)
Accumulated Deficit	(56,255)	(58,687)
Accumulated comprehensive loss	(969)	(947)

TOTAL SHAREHOLDERS’ EQUITY	3,001	34

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	R$37,817	R$38,070

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
(in thousands of Brazilian Reais, except share amounts)

	Six Months Ended June 30,				Three Months Ended June 30,
	2006		2005		2006		2005
STORE RESULTS

Net Restaurant Sales	R$	41,036	R$	34,873	R$	17,610	R$	16,774
Store Costs and Expenses
Food, Beverage and Packaging		(15,344)		(13,072)		(6,805)		(6,434)
Payroll & Related Benefits		(10,217)		(8,326)		(5,079)		(4,201)
Restaurant Occupancy		(4,628)		(4,276)		(2,234)		(2,193)
Contracted Services		(5,077)		(4,320)		(2,382)		(2,161)
Depreciation and Amortization		(1,161)		(1,069)		(580)		(529)
Other Store Costs and Expenses		(2,312)		(1,396)		(847)		(677)
Total Store Costs and Expenses		(38,739)		(32,459)		(17,927)		(16,195)

STORE OPERATING INCOME		2,297		2,414		(317)		579

FRANCHISE RESULTS

Net Franchise Revenues	R$	7,432	R$	5,307	R$	3,439	R$	2,794
Franchise Costs and Expenses		(1,547)		(971)		(866)		(515)

FRANCHISE OPERATING INCOME		5,885		4,336		2,573		2,279

MARKETING, GENERAL AND ADMINISTRATIVE (EXPENSES) INCOME

Marketing Expenses		(2,043)		(593)		(910)		(486)
Administrative Expenses		(5,211)		(4,274)		(2,585)		(2,306)
Other Operating Income (Expenses), Net		2,928		2,197		1,312		333
Depreciation and Amortization		(303)		(610)		(152)		(304)
Net result of assets sold and impairment of assets		85		(568)		303		(17)

Total Marketing, G & A (Expenses) Income		(4,544)		(3,848)		(2,032)		(2,780)

OPERATING INCOME		3,638		2,902		224		78

Interest Income (Expense)		(260)		(787)		(72)		(592)
Foreign Exchange and Monetary Restatement Loss		(64)		(25)		(3)		(2)

NET INCOME BEFORE INCOME TAX		3,314		2,090		149		(516)

Income taxes		(882)		(752)		(175)		(164)

NET INCOME	R$	2,432	R$	1,338	R$	(26)	R$	(680)

NET INCOME PER COMMON SHARE
BASIC AND DILUTED	R$	0.30	R$	0.17	R$	(0.00)	R$	(0.08)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC AND DILUTED		8,079,586		8,102,177		8,112,127		8,102,177

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss (Unaudited)
(in thousands of Brazilian Reais)

	Six Months Ended June 30,				Three Months Ended June 30,
	2006		2005		2006		2005
Net Income (Loss)	R$	2,432	R$	1,338	R$	(26)	R$	(680)

Other comprehensive loss:
Foreign currency translation adjustment		(22)		(7)		(42)		(7)

Comprehensive income (loss)	R$	2,410	R$	1,331	R$	(68)	R$	(687)

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
Consolidated Statements of Changes In Shareholders’ Equity (Unaudited)
(in thousands of Brazilian Reais)

	Common Stock			Additional							Accumulated
				Paid-In				Treasury			Comprehensive
	Shares	Par Value		Capital		(Deficit)		Stock			Loss	Total
Balance, December 31, 2005	8,026,527	R$	1	R$	59,883	R$	(58,687)	R$	(216)	R$	(947)	R$	34

Net Income	—		—		—		2,432				—		2,432

Exercise of options	227,000		—		857		—		—		—		857

Cumulative translation adjustment	—		—		—		—		—		(22)		(22)

Acquisition of the Company’s own shares	(53,000)		—		—		—		(300)		—		(300)

Balance, June 30, 2006	8,200,527	R$	1	R$	60,740		R$(56,255)	R$	(516)	R$	(969)	R$	3,001

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(in thousands of Brazilian Reais)

	Six Months Ended June, 30
	2006		2005
CASH FLOW FROM OPERATING ACTIVITIES:
NET INCOME	R$	2,432	R$	1,338

Adjustments to reconcile net income to cash provided by (used in) operating activities:

Depreciation and amortization		1,464		1,679
(Gain) Loss on assets sold, net		293		568
Services provided in exchange for shares		—		—

Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable		604		1,150
Inventories		171		638
Prepaid expenses and other current assets		(578)		711
Other assets		(574)		(620)
(Decrease) increase in:
Accounts payable and accrued expenses		(2,635)		(594)
Payroll and related accruals		956		737
Taxes other than income taxes		(1,046)		(302)
Other liabilities		272		53
Contingencies and reassessed taxes		(358)		(1,357)
Deferred income		(506)		35

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES		495		4,036

CASH FLOW FROM INVESTING ACTIVITIES:
Additions to property and equipment		(1,275)		(1,844)
Acquisition of Company’s own shares		(300)		(64)
CASH FLOWS USED IN INVESTING ACTIVITIES		(1,575)		(1,908)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares of common stock		857		—
Net Borrowings (Repayments) under lines of credit		93		(2,918)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES		950		(2,918)

EFFECT OF FOREIGN EXCHANGE RATE		(22)		(7)

NET DECREASE IN CASH AND CASH EQUIVALENTS		(152)		(797)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD		2,444		1,717

CASH AND CASH EQUIVALENTS AT END OF PERIOD	R$	2,292	R$	920

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(in thousands of Brazilian Reais)
NOTE 1 — FINANCIAL STATEMENT PRESENTATION
     The accompanying financial statements have been prepared by Brazil Fast Food Corp. (the “Company”), without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2006 and for all periods presented have been made. The results of operations for the periods ended June 30, 2006 and 2005 are not necessarily indicative of the operating results for a full year. Unless otherwise specified all references in these financial statements to (i) “Reais” or “R$” are to the Brazilian Real (singular) or to Brazilian Reais (plural), the legal currency of Brazil, and (ii) “U.S. Dollars” or “$” are to United States’ dollars.
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
NOTE 2 — BUSINESS AND OPERATIONS
     Brazil Fast Food Corp. was incorporated in the State of Delaware on September 16, 1992. During 1996, the Company acquired (the “Acquisition”) 100% of the capital of Venbo Comercio de Alimentos Ltda. (“Venbo”), a Brazilian limited liability company which conducts business under the trade name “Bob’s”, owns and, directly and through franchisees, operates a chain of hamburger fast food restaurants in Brazil.
     During the second semester of 2004, Venbo established, in an association with a Brazilian individual (“Associate”), a new company, Suprilog Transportadora Ltda (“Suprilog”), to render transportation services at usual market value to Venbo, to Bob’s franchisees and to other Brazilian companies. At the time of its constitution, Venbo paid in 90% of Suprilog’s Capital and the remaining 10% were to be paid in by the Associate in no later than a year. Nevertheless, in the first quarter of 2005, the Associate reach an agreement with Venbo, by which he left the joint venture and Venbo became wholly-owner of Suprilog.
     During the last quarter of 2005, the contract with one of the main suppliers, Fast Food Distributor Ltda. (“FBD” a non-affiliate company), expired. The renewal of this contract, considered different basis form the previous one, including logistics and transportation services. Because of such renewal, Venbo sold the main operating assets and liabilities of Suprilog to FBD, which is now providing the transportation. Suprilog operated the transportation business until the end of November 2005.
     As of June 30, 2006, Suprilog was a non-operating company and its financial statements are being entirely consolidated in the accompanying financial statements.
     Since the acquisition of Venbo Comercio de Alimentos Ltda. in 1996, the Company has sustained net losses totaling approximately R$56,255 and as of June 30, 2006, consolidated current liabilities exceed consolidated current assets by R$2,534.
     At the present time, the Company has been showing improvements both in its operations and its financial position, confirmed by its net income for the period ended on December 31, 2004 and 2005, as well as for the period ended on June 30, 2006. To date, and since December 31, 2005, the Company has had positive shareholders’ equity as a result of this higher profitability. And, although there can be no assurance that further advances will be realized, or that additional financing will be available to the Company when needed, or at terms that are desirable, the Company has been successful in optimizing its headcount, expand its franchise base, developing intensive training programs and investing in human resources.

NOTE 3 — CONTINGENCIES AND REASSESSED TAXES
Reassessed taxes
     During 1999, 2001 and in the beginning of 2002, certain Brazilian State and Federal taxes levied on the Company were not paid. In addition, during 2002, Brazilian Social Security Authorities applied penalties against the Company by charging certain operating transactions not covered by the Company’s previous calculation of Social Security contributions. Those debts were renegotiated in different moments and with different levels of Brazilian Government.
     Since June 2002, the Company has been paying all its current taxes on a timely basis. The tax debt evolution and their current status are summarized as follows:
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
     The second amnesty program (PAES) included the balance of the previous Federal tax amnesty program (REFIS) and unpaid 2001 and 2002 federal tax, as well as the Social Security penalties. The total debt included in such program is being paid in monthly installments, on a timely basis, equivalent to 1.5% of the Company’s gross sales, with interest accruing at rates set by the Brazilian Federal government, which currently are 7.5% per year.
     During the first semester of 2006, the Company paid approximately R$908 related to such Brazilian Federal tax amnesty program, including R$121 of interests.
     The Company has been comparing its remaining debt regarding PAES with statements provided by the Brazilian Federal Government. As of June 30, 2006, those statements reported that the Company’s total debt would be greater than the figures in the Company’s balance sheet, in the amount of approximately R$4,227. Even though the Company believes that the amounts accrued at the balance sheet as of June 30, 2006 are correct, there is no assurance that the outcome of this situation will derive further liability to the Company.
Contingencies
•	Leasing litigation
     During 2001, the Company claimed in Brazilian court that their lease financing contracts with IBM Leasing should not have their principal amounts indexed to the US dollar, but instead stated in Brazilian Reais bearing interest of 12% per annum. While awaiting the court’s determination, the Company has deposited all installment payments with the court, considering the claimed amount in Brazilian Reais, inclusive of 12% per annum interest. The installment payments ceased on November, 2002, the end of the contract term. Despite the Company’s claim that it owes the lower amounts, the Company has accrued the full contracted amounts as of June 30, 2006.
•	ISS tax litigation
     ISS is a tax charged by Brazilian cities on services rendered by Brazilian companies.
     None of the Company’s revenues were subject to such tax until 2003. However, in the beginning of 2004 a new ISS legislation has been implemented and according to it, royalty fees should be included on the basis of ISS calculation.
     Although the Company’s Management is claiming in court that royalty fees should not be considered payment for services rendered and therefore should not be subject to ISS taxation, the Company is monthly depositing with the court the amount claimed by ISS, while awaiting the court’s determination. In addition, the Company has accrued the claimed amounts as of June 30, 2006.
     The referred change in the ISS tax regulations motivated deep debates whether marketing funds and initial fees paid by franchisees could be considered as payment for service rendered by the ISS tax authorities. Because of that, the Company, together with its tax advisors, is adopting measures in order to avoid the charge of ISS against the marketing funds and initial fees.
•	Past due fiscal obligations of VENDEX
     The Company purchased Venbo Comércio de Alimentos Ltda., our Brazilian subsidiary, from VENDEX in 1996. The Acquisition’s Purchase Agreement stated that Venbo’s former owner (“VENDEX”) would be responsible for off-balance liabilities derived from Venbo’s transactions prior to the Acquisition, limited to certain conditions defined at the referred purchase agreement. Through 1997 to date, the Company has been receiving some communications from the Brazilian fiscal authorities related to the period prior to the Acquisition. Those communications are always sent to VENDEX and its attorneys. Since the last months of 2004, the Company has been receiving several communications of tax debts, which amounts may exceed the above-mentioned limit.
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
•	Other litigation
     During 2005, we were condemned to pay a fine of R$480 to a former employee. Despite the infrequency of this amount in labor processes, the Company is not guarded from receiving other labor claims in such high amount. During 2006 we received other labor claims from formers employees. As of June 30, 2006 we had labor contingencies at the amount of R$986 accounted for as liabilities in our balance sheet.
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

     As of June 30, 2006 we accounted for a liability at the amount of R$737 related to such ICMS tax contingency.
     Liabilities related to tax amnesty programs and litigation consist of the following:

	June 30, 2006 (unaudited)						December 31, 2005
					Long						Long
	Total		Current		Term		Total		Current		Term
	Liability		Liability		Liability		Liability		Liability		Liability
Reassessed taxes
State tax (value-added)		415		—		415		362		—		362
Federal taxes (PAES)		14,185		1,696		12,489		14,628		1,522		13,106

Contingencies
Leasing litigation		3,144		—		3,144		3,144		—		3,144
ISS tax litigation		1,342		—		1,342		985		—		985
Other litigations		1,885		—		1,885		2,210		—		2,210

TOTAL	R$	20,971	R$	1,696	R$	19,275	R$	21,329	R$	1,522	R$	19,807

     The Company has other litigations that were not accrued as liability as of June 30, 2006, due to a low risk classification given by the Company’s attorneys.
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
NOTE 4 — STOCK OPTION PLAN ACTIVITY
     The Company’ Stock Option Plan terminated on September 17, 2002, ten years from the date of its adoption by the Board of Directors.
     The stock options of Brazil Fast Food Corp. pursuant to the 1992 Stock Option Plan, as amended, and the grant of stock options outside of plan by Brazil Fast Food Corp.’s Board of Directors, were included in a Registration Statement on Form S-8 filed by the Company with the U.S. Securities and Exchange Commission. The Registration Statement, which was assigned File No. 333-133981, was declared effective by the SEC on May 10, 2006.
     In the first quarter of 2006, options to purchase an aggregate of 45,000 shares of common stock were exercised, having an aggregate purchase price of $40,962.50 equivalent to R$92, and options to purchase an aggregate of 12,500 shares of common stock have expired.
     In the second quarter of 2006, options to purchase an aggregate of 182,000 shares of common stock were exercised, having an aggregate purchase price of $353,542.50 equivalent to R$765.
     To date, there is still vesting, under the terms of the Stock Option Plan, options to purchase an aggregate of 107,500 shares of common stock at an average price of $1.31.

NOTE 5 — TREASURY STOCK
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
     During the first semester of 2006, the Company repurchased a total amount of 53,000 shares, under the referred stock repurchase plan. From this total, 10,000 shares were repurchased at the market and 43,000 shares were repurchased in private transactions. The Company’s total disbursement for these transactions totaled to R$300 and was accounted for as a deduction of Paid in Capital, at the Shareholders’ Equity.
     To date, the Company has repurchased a total amount of 154,900 shares at an average price of $1.48, and is successfully achieving its investment goal since the price of the Company’ stock has appreciated more than other equivalent investments.

	2006		2005
		amount in		amount in
	# of shares	thousands of US$	# of shares	thousands of US$
1st quarter	16,000	(24)	9,800	(6)
2nd quarter	37,000	(118)	31,400	(19)
3rd quarter			16,300	(16)
4th quarter			44,400	(51)

Total	53,000	(143)	101,900	(92)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OUR BUSINESS
     Through our wholly-owned subsidiary, Venbo Comercio de Alimentos Ltda., a Brazilian limited liability company which conducts business under the trade name “Bob’s,” we own and, directly and through franchisees, operate the second largest chain of hamburger fast food restaurants in Brazil.
RESULTS OF OPERATIONS — COMPARISON OF THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
     The following discussion and analysis should be read in conjunction with all unaudited consolidated financial statements and notes to our consolidated financial statements included in Part I, Item 1 of this report.
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
     The following table sets forth certain operating data for the periods of three and six months ended June 30, 2006 and 2005:

	Six Months			Six Months			Three Months			Three Months
	Ended			Ended			Ended			Ended
	June 30, 2006%			June 30, 2005%			June 30, 2006%			June 30, 2005%
STORE RESULTS

Net Restaurant Sales	R$	41,036	100.0%	R$	34,873	100.0%	R$	17,610	100.0%	R$	16,774 100.0%
Store Costs and Expenses Food, Beverage and Packaging		(15,344)	-37.4%		(13,072)	-37.5%		(6,805)	-38.6%		(6,434) -38.4%
Payroll & Related Benefits		(10,217)	-24.9%		(8,326)	-23.9%		(5,079)	-28.8%		(4,201) -25.0%
Restaurant Occupancy		(4,628)	-11.3%		(4,276)	-12.3%		(2,234)	-12.7%		(2,193) -13.1%
Contracted Services		(5,077)	-12.4%		(4,320)	-12.4%		(2,382)	-13.5%		(2,161) -12.9%
Depreciation and Amortization		(1,161)	-2.8%		(1,069)	-3.1%		(580)	-3.3%		(529) -3.2%
Other Store Costs and Expenses		(2,312)	-5.6%		(1,396)	-4.0%		(847)	-4.8%		(677) -4.0%
Total Store Costs and Expenses		(38,739)	-94.4%		(32,459)	-93.1%		(17,927)	-101.8%		(16,195) -96.5%

STORE OPERATING INCOME		2,297	5.6%		2,414	6.9%		(317)	-1.8%		579 3.5%

FRANCHISE RESULTS

Net Franchise Revenues	R$	7,432	18.1%	R$	5,307	15.2%	R$	3,439	19.5%	R$	2,794 16.7%
Franchise Costs and Expenses		(1,547)	-3.8%		(971)	-2.8%		(866)	-4.9%		(515) -3.1%

FRANCHISE OPERATING INCOME		5,885	14.3%		4,336	12.4%		2,573	14.6%		2,279 13.6%

MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES

Marketing Expenses		(2,043)	-5.0%		(593)	-1.7%		(910)	-5.2%		(486) -2.9%
Administrative Expenses		(5,211)	-12.7%		(4,274)	-12.3%		(2,585)	-14.7%		(2,306) -13.7%
Other Operating Income (Expenses), net		2,928	7.1%		2,197	6.3%		1,312	7.5%		333 2.0%
Depreciation and Amortization		(303)	-0.7%		(610)	-1.7%		(152)	-0.9%		(304) -1.8%
Net result of assets sold and impairment of assets		85	0.2%		(568)	-1.6%		303	1.7%		(17) -0.1%
Total Marketing, G & A Expenses		(4,544)	-11.1%		(3,848)	-11.0%		(2,032)	-11.5%		(2,780) -16.6%

OPERATING INCOME		3,638			2,902			224			78

Interest Income (Expense)		(260)	-0.6%		(787)	-2.3%		(72)	-0.4%		(592) -3.5%
Foreign Exchage and Monetary Restatement Loss		(64)	-0.2%		(25)	-0.1%		(3)	0.0%		(2) 0.0%

NET INCOME (LOSS) BEFORE INCOME TAXES	R$	3,314	8.1%	R$	2,090	6.0%	R$	149	0.8%	R$	(516) -3.1%

Income taxes		(882)	-2.1%		(752)	-2.2%		(175)	-1.0%		(164) -1.0%

NET INCOME (LOSS)	R$	2,432	5.9%	R$	1,338	3.8%	R$	(26)	-0.1%	R$	(680) -4.1%

COMPARISON OF PERIOD ENDED JUNE 30, 2006 AND PERIOD ENDED JUNE 30, 2005
Store Results
Net Restaurant Sales
     Net restaurant sales for our company-owned retail outlets increased R$836 or 5%, to R$17,610 for the three months ended June 30, 2006 as compared to R$16,774 for the three months ended June 30, 2005.
     Net restaurant sales for our company-owned retail outlets increased R$6,163 or 17,7%, to R$41,036 for the six months ended June 30, 2006 as compared to R$34,873 for the same period ended June 30, 2005.
     Same store sales increased approximately 1.2% for the three months ended June 30, 2006 and the three months ended June 30, 2005, and approximately 9.7% for the six months ended in the same period.
     Despite of higher sales than the same period of 2005, the second quarter of 2006 did not follow the outstanding increase observed on the comparison of the first quarter of 2006. As discussed in previous report the first quarter was marked by successful sales at special events as Rio de Janeiro’s Carnival and the U2 (international rock star) concerts at Morumbi Soccer Stadium, Sao Paulo.
     The overall increase of restaurant sales is due to the continuous improvement of the Brazilian economic environment during the first six months of 2006, as compared to the same period of the previous year, and to (a) consumer response to a intensive marketing campaigns, when Bob’s brand was more present at the Brazilian media, (b) investments on remodeling stores and new store equipment; (c) and increase of the number of point of sales from 63 at June 30, 2005 to 66 at June 30, 2006.
Food, Beverage and Packaging Costs
     As a percentage of net restaurant sales, food, beverage and packaging costs were (38.6%) and (38.4%) for quarters ended June 30, 2006 and 2005, respectively. As a percentage of net restaurant sales, food, beverage and packaging costs were (37.4%) and (37.5%) for semesters ended June 30, 2006 and 2005, respectively.
     In general, cost of food, beverage and packaging kept at a constant level from 2006 to 2005.
     For the six month period, there was a slight decrease of cost of food, beverage and packaging, due to the decrease of the purchase price in some important items such as ice-cream, french fries and chicken hamburger.
     For the three month period, on the other hand, the increase of the purchase price of some products such as bread and meat hamburger and french fries, slightly reversed such decreases.
Payroll & Related Benefits
     As a percentage of net restaurant sales, store payroll and related benefits increased from (25.0%) for the three months ended June 30, 2005 to (28.8%) for the same period ended June 30, 2006. As a percentage of net restaurant sales, store payroll and related benefits increased from (23.9%) for the six months ended June 30, 2005 to (24.9%) for the same period ended June 30, 2006.
     Payroll & Related Benefits had a nominal increase due to the raise of Company’s store personnel salaries of approximately 5% provided by union-driven agreements and to an average hiring of one employee (some trainees) per point of sale. As a consequence, social charges that are computed based on employees salaries increased as well.
     In addition, most of the trainees that were working at our own stores during 2005 were converted or substituted to employees.
Restaurant Occupancy Costs and Other Expenses
     Restaurant occupancy costs and other expenses expressed as a percentage of net restaurant sales were approximately (12.7%) and (13.1%) for the three months ended June 30, 2006 and 2005, respectively. Restaurant occupancy costs and other expenses expressed as a percentage of net restaurant sales were approximately (11.3%) and (12.3%) for the six months ended June 30, 2006 and 2005, respectively.
     These decreases are due to negotiations of lease contracts which included temporary and permanent lease cost reductions. The growth of sales has also optimized the occupancy cost resulting on a percentage decrease.
Contracted Services
     Expenses related to contracted services expressed as a percentage of net restaurant sales were approximately (13.5%) and (12.9%) for the quarters ended June 30, 2006 and 2005, respectively.
     Expenses related to contracted services expressed as a percentage of net restaurant sales were approximately (12.4%) and (12.4%) for the periods of six months ended June 30, 2006 and 2005, respectively.
     This increases is mainly attributable to higher costs as electricity, security, higher consumption of spare parts linked to maintenance contracts as well as higher cost due to special events constructions.
     For the comparison on a six-month term, those increases were offset by the reduction of money collection and maintenance costs and to the growth of sales, which optimized the contracted service costs.
Other Store Cost and Expenses
     Other store cost and expenses expressed as a percentage of net restaurant sales were approximately (4.8%) and (4.0%) for the three months ended June 30, 2006 and 2005, respectively.
     Other store cost and expenses expressed as a percentage of net restaurant sales were approximately (5.6%) and (4.0%) for the six months ended June 30, 2006 and 2005, respectively.
     The increases are mainly attributable to higher expenses with cleaning material, transportation in special events and training of operating department’s personnel.
Franchise Results
Net Franchise Revenues
     Franchise revenues are comprised of initial fees (amount due at the signing of a new franchise contract) and royalty fees (derived from a percentage on the sales of the stores operated by franchisees), as set forth below:

	6 months ended June, 30
	2006	2005
Net Franchise Royalty Fees	6,291	4,662
Initial Fee	1,141	645

Net Franchise Revenues	7,432	5,307

     Net franchise revenues increased R$645 or 23.1%, to R$3,439 for the three months ended June 30, 2006 from to R$2,794 for the three months ended June 30, 2005.
     Net franchise revenues increased R$2,125 or 40.0%, to R$7,432 for the six months ended June 30, 2006 from to R$5,307 for the six months ended June 30, 2005.
     These increases are attributable to the growth of the Company’s franchise business from 344 retail outlets as of June 30, 2005 to 413 as of June 30, 2006, to higher number of new franchise in the period of 2006, and to the macroeconomic environment improvement in Brazil.

Franchise Costs and Expenses
     Franchise cost and expenses expressed as a percentage of net restaurant sales were approximately (4.9%) and (3.1%) for the periods of three months ended June 30, 2006 and 2005, respectively.
     Franchise cost and expenses expressed as a percentage of net restaurant sales were approximately (3.8%) and (2.8%) for the periods of six months ended June 30, 2006 and 2005, respectively.
     Such increase is attributable to the hiring of employees and to promotion to franchise department personnel, as well as increase on car rental and traveling expenses.
Marketing, General and Administrative Expenses
Marketing expenses
     The Company recognizes its own advertising expense as incurred. Advertising expense, including own and franchisee expenditures, was R$9,741 and R$4,667 for the six months ended June, 2006 and 2005, respectively.
     As a percentage of net restaurant sales, marketing expenses were approximately (5.2%) and (2.9%) for the three months ended June, 2006 and 2005, respectively.
     As a percentage of net restaurant sales, marketing expenses were approximately (5.0%) and (1.7)% for the six months ended June, 2006 and 2005, respectively.
     The increase observed is attributable to a change in the marketing policy through which the Company is committed to its franchisees to (i) entirely use the market fund received from them on marketing investments; and (ii) expend up to 4% of own restaurant gross sales on marketing campaigns.
     The balance of non-invested marketing fund as of June 2006 amounts R$1,378 and is recorded as accounts payable accrued expenses at the balance sheet.
General and Administrative Expenses
     As a percentage of restaurant sales, general and administrative expenses were approximately (14.7%) and (13.7%) for the three months ended June 30, 2006 and 2005, respectively, and approximately (12.7%) and (12.3%) for the six months ended June 30, 2006 and 2005, respectively.
     This increase is attributable to increase in salaries and labor charges of the Company’s administrative personnel (new hiring on supply and other departments), to increases on medical insurance, meal and transportation benefits to administrative employees.
     Those increases were partially offset by reduction of legal expenses and by the growth of sales, which optimized general and administrative expenses, helping on the percentage decrease.
Other Operating Income (Expenses)
     Other operating income (expenses)are mainly comprised of income derived from suppliers pursuant to terms of certain exclusivity agreements and non recurring income or expenses. The following table sets forth the breakdown of Other Operating Income (Expense):

	June 30,
	2006		2005
Exclusivity Agreements	R$	3,299	R$	1,761
Income from properties leasing		207		197
Uncollectable receivables		(372)		(875)
Reassessed tax and other tax adjustments		—		809
Transport and logistic operating income		—		522
Preopening and other expenses		(206)		(217)

	R$	2,928	R$	2,197

     Other operating income (expense) expressed as a percentage of net restaurant sales were 7.5%, for the three months ended June 30, 2006 and 2.0% for the three months ended June 30, 2005.
     Other operating income (expense) expressed as a percentage of net restaurant sales were 7.1%, for the six months ended June 30, 2006 and 6.3% for the six months ended June 30, 2005.
     The first quarter of 2005 was impacted by adjustments related to reassessed Federal taxes. On the other hand during 2006 the lack of such positive results were substitute by higher exclusivity revenues and lower charges of uncollectable receivables.
Depreciation and Amortization
     As a percentage of net restaurant sales, depreciation and amortization were approximately (4.2%) and (5.0%) for the three months ended June 30, 2006 and 2005, respectively.
     As a percentage of net restaurant sales, depreciation and amortization were approximately (3.5%) and (4.8%) for the six months ended June 30, 2006 and 2005, respectively.
     The decrease on depreciation and amortization expenses is due to the sale of trucks which were used for the operation of Suprilog (Venbo’s subsidiary) and to the growth of sales, which optimized depreciation and amortization expenses, helping on the percentage decrease.
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
     During the quarter ended March 31, 2006, the Company’s review in accordance with SFAS 144, derived R$180 charge to the income statement.
Interest Income (Expenses) and Foreign Exchange Gain (loss)
Interest Income and Expenses
     As a percentage of net restaurant sales, net interest expense were approximately (0.4%) and (3.5%) for the three months ended June 30, 2006 and 2005, respectively. As a percentage of net restaurant sales, net interest expense were approximately (0.6%) and (2.3%) for the six months ended June 30, 2006 and 2005, respectively.
     The percentage decreases for the periods ended June 30, 2006 as compared to the same periods in 2005 are primarily attributable to reduction of the level of the Company’s bank indebtedness.
LIQUIDITY AND CAPITAL RESOURCES (amounts in thousands of Brazilian reais)
A)     Introduction
     Since March 1996, we have funded Company’s cumulative operating losses of R$56,255 and made acquisitions of businesses and capital improvements (including remodeling of Company’s stores) by using cash remaining at the closing of Company’s acquisition of Venbo, by borrowing funds from various sources and from private placements of Company’s securities. As of June 30, 2006, we had cash on hand of R$2,291 and a working capital deficiency of R$2,534.
     For the quarter ended June 30, 2006, we had net cash provided by operating activities of R$495, net cash used in investing activities of R$1,575 and net cash provided by financing activities of R$950. Net cash used in investing activities was primarily the result of Company’s investment in property and equipment to improve Company’s retail operations. Net cash used on financing activities was a result of Company’s repayment (some in advance) of borrowings from financial institutions.
B)     Debt Obligation — financial institutions
     Company’s cash resources are currently used primarily to pay for the servicing costs on Company’s debt obligations. Company’s debt obligations as of June 30, 2006 were as follows:

	June, 30
	2006
Revolving lines of credit (a)	R$	978
Notes payable linked to fixed assets acquisition (b)		74

		1,052

Less: current portion		(1,052)

	R$	-

(a)	Due on demand from various Brazilian financial institutions with interest rates of 34% per annum, and guaranteed by certain officers and receivables. Currently, the Company has approximately R$1,500 of unused credit line.

(b)	This credit facility was used to purchase two stores. Repayment of principal is due in one monthly installments of R$74, ending July 2006. There is no interest charged on these borrowings. Principal is indexed to Brazilian inflation measured by IGP-M. This facility is secured by the fixed assets purchased.
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
     Since June 2002, the Company has been paying all of its current taxes on a timely basis. The tax debt evolution and their current status are summarized as follows:
     State tax
     Since the second quarter of 2000, the Company has been reaching a sequence of agreements with the Rio de Janeiro state government to parcel unpaid taxes.
     The last agreement with the Rio de Janeiro state government was settled during the third quarter of 2004, through which the Company sold one of its property in exchange of (a) a sum in cash; (b)the waiver of the balance of the unpaid state tax that were parceled according to previous agreements; (c)tax credits which compensated tax on revenues accounted for during the last quarter of 2004.
     During the last agreement, the fiscal authorities did not recognize a portion of the Company’s state tax liability and they are recalculating another portion. The consolidation of the remaining debt is not expected to be computed during 2006. The Company estimates that both portions amounts to R$415 and fully accrued such amount as of June, 2006.
     During 2006, the Company did not paid any significant amounted related to Rio de Janeiro state government agreements.

     Federal Taxes
     Concerning the unpaid Federal taxes and the Social Security penalties, the Company applied to join and was accepted into two subsequent amnesty programs offered by the Brazilian Federal government (REFIS during 1999 and PAES during 2003).
     The second amnesty program (PAES)included the balance of the previous Federal tax amnesty program (REFIS)and unpaid 2001 and 2002 federal tax, as well as the Social Security penalties. The total debt included in such program is being paid in monthly installments equivalent to 1.5% of the Company’s gross sales, with interest accruing at rates set by the Brazilian Federal government, currently 7.5% per year.
     All installments related to those programs have been paid on a timely basis. During 2006, the Company paid approximately R$908 related to such Brazilian Federal tax amnesty program, including R$121 of interests.
D)     Debt Obligation — summary
     Considering all the above mentioned fiscal debts, we are required to pay restructured past-due Brazilian state taxes of approximately R$415 and federal taxes of approximately R$14,185.
     For the remaining period of 2006, we expect to pay approximately R$850 pursuant to the federal tax amnesty program. We do not expect to have any payment regarding the state tax settlements during 2006, since the remaining balance is not expected to be consolidated by the tax authorities through this period.
E)     Other Obligations
     We also have long-term contractual obligations in the form of operating lease obligations related to the Company’s owned and operated stores.
     The future minimum lease payments under those obligations with an initial or remaining noncancelable lease terms in excess of one year at June 30, 2006 are as follows:

	Contratual
Fiscal Year	Leases
Remaining 2006	R$	3,107
2007		4,444
2008		3,543
2009		2,559
2010		1,669
Thereafter		2,071

	R$	17,393

     In the past, we have generated cash and obtained financing sufficient to meet the Company’s debt obligations. We plan to fund the Company’s current debt obligations mainly through cash provided by the Company’s operations and borrowings.
     The Company’s average cost to open a retail outlet was approximately R$300,000 to R$500,000 including leasehold improvements, equipment and beginning inventory, as well as expenses for store design, site selection, lease negotiation, construction supervision and obtaining permits.
     We have estimated that the Company’s capital expenditures for fiscal 2006, which will be used to maintain and upgrade the Company’s current restaurant network, will be approximately R$4,350. We anticipate that the primary use of the Company’s cash resources during 2006 will be to service the Company’s debt obligations. During 2006 we intend to focus the Company’s efforts on expanding both the number of the Company’s franchisees and the number of the Company’s franchised stores, neither of which are expected to require significant capital expenditures.

     As discussed above, we have contractual obligations in different forms.
     The following table summarizes the Company’s contractual obligations and financial commitments, as well as their aggregate maturities.

	Contractual
Fiscal Year	Leases		Fiscal Debt		Loans		Total
Remaining 2006	R$	3,107	R$	1,696	R$	1,052	R$	5,855
2007		4,444		2,401		—		6,845
2008		3,543		1,249		—		4,792
2009		2,559		1,249		—		3,808
2010		1,669		1,249		—		2,918
Thereafter		2,071		7,493		—		9,564

	R$	17,393	R$	15,337	R$	1,052	R$	33,782

Cash provided by operations along with our borrowing capacity and other sources of cash will be used to satisfy the obligations and our estimates for capital improvements, (including remodeling of our retail outlets).
We plan to address our immediate and future cash flow needs to include focusing on a number of areas including:
•	the sale of certain of the Company’s owned and operated stores;

•	the reduction of expenses, including reducing the Company’s per-store headcount expense by continuing to expand the Company’s operations while maintaining Company’s current headcount;

•	the expansion of the Company’s franchisee base, which may be expected to generate additional cash flows from royalties and franchise initial fees without significant capital expenditures;

•	the introduction of new programs (including training) and menu expansions to meet consumer needs and wishes; and

•	renegotiation of past due receivables with franchisees.
OTHER ISSUES
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
     We annually review our financial reporting and disclosure practices and accounting policies to ensure that they provide accurate and transparent information relative to the current economic and business environment. We believe that of our significant accounting policies (See the Notes to Consolidated Financial Statements or summary of significant accounting policies more fully described in pages F-10 through F-15 of the our last report on Form 10-K report, the following involve a higher degree of judgment and/or complexity.
Constant currency restatement
     Through June 1997 the Brazilian economy was hyperinflationary as defined in Statement of Financial Accounting Standards (“SFAS”) No. 52. The financial statements prior to that time were comprehensively restated for the effects of inflation. After that date, inflation restatement was not applied, however the non-monetary assets reflect the effects of inflation through that date.
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
NEW ACCOUNTING STANDARDS
     In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs”. This statement requires that certain costs such as idle facility expense, excessive spoilage, double freight, and re-handling costs be recognized as current-period charges and that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of the statements should be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Adoption of this statement had no impact on the Company’s financial condition, results of operations, or cash flows.
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
     Under the supervision and with the participation of management, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer, Ricardo Bomeny, who is also our acting Principal Financial Officer, has concluded that, as of June 30, 2006, these disclosure controls and procedures were effective in timely alerting him to material information relating to our company required to be included in our periodic SEC reports. Since June, 2006, there were no significant changes in our internal control over financial reporting, or in other factors, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A.	RISK FACTORS.
     There have been no changes in the risk factors applicable to the Company from those disclosed in its annual report on Form 10-K for the year ended December 31, 2005.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
     During the quarter ended June 30, 2006, the Company repurchased a total of 37,000 shares of common stock for R$247.
Issuer Purchase of Equity Securities

			(c) Total Number	(d) Maximum Number
			of Shares Purchased	of Shares that May
			As Part of Publicly	Yet Be Purchased
	(a) Total Number	(b) Average Price	Announced Plans or	Under the Plan or
Period	of Shares Purchased	Paid Per Share	Programs	Programs
April 1 to April 30, 2006	0	n/a	0	0
May 1 to May 31, 2006	0	n/a	0	0
June 1 to June 30, 2006	37,000	$3.20	154,900	200,000
Total	37,000	$3.20	154,900	200,000

ITEM 6.	EXHIBITS
(a)     EXHIBITS

Number	Title
31.1	Certification by Ricardo Figueiredo Bomeny, Chief Executive Officer and acting Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
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
Date: August 16, 2006

Brazil Fast Food Corp. (Registrant)
By:	/s/ Ricardo Figueiredo Bomeny
Ricardo Figueiredo Bomeny
Chief Executive Officer and acting Chief Financial Officer