Form 10-Q
period 2006-09-30
BRAZIL FAST FOOD CORP
filed 2006-11-14
CIK 914537

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
     As of November 10, 2006 there were 8,384,177 shares of the Registrant’s Common Stock, par value $0.0001, issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS
BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands of Brazilian Reais, except share amounts)

	September 30,		December 31,
	2006		2005
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	R$	2,635	R$	2,444

Inventories		1,809		2,054
Accounts receivable Clients		1,443		1,420
Franchisees		5,079		5,267
Allowance for doubtful accounts		(1,154)		(1,081)
Prepaid expenses		1,287		620
Other current assets		1,189		1,076

TOTAL CURRENT ASSETS		12,288		11,800

PROPERTY AND EQUIPMENT, NET		16,238		15,970

DEFERRED CHARGES, NET		4,778		5,477

OTHER RECEIVABLES AND OTHER ASSETS		5,758		4,823

TOTAL ASSETS	R$	39,062	R$	38,070

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Notes payable	R$	—	R$	959
Accounts payable and accrued expenses		6,633		8,526
Payroll and related accruals		3,390		2,317
Income taxes accruals		163		737
Taxes, other than income taxes		858		1,014
Deferred income		1,327		996
Reassessed taxes		1,696		1,522
Other current liabilities		94		100

TOTAL CURRENT LIABILITIES		14,161		16,171

DEFERRED INCOME, less current portion		1,310		2,058

CONTINGENCIES AND REASSESSED TAXES, less current portion (note 4)		19,020		19,807

TOTAL LIABILITIES		34,491		38,036

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 5,000 shares authorized; no shares issued		—		—
Common stock, $.0001 par value, 12,500,000 shares authorized; 8,374,177 and 8,128,427 shares issued and outstanding		1		1
Additional paid-in capital		60,769		59,883
Treasury Stock (179,935 and 101,900 shares)		(673)		(216)
Accumulated Deficit		(54,561)		(58,687)
Accumulated comprehensive loss		(965)		(947)

TOTAL SHAREHOLDERS’ EQUITY		4,571		34

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	R$	39,062	R$	38,070

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
(in thousands of Brazilian Reais, except share amounts)

	Nine Months Ended September 30,
	2006		2005
STORE RESULTS

Net Restaurant Sales	R$	59,468	R$	53,094
Store Costs and Expenses
Food, Beverage and Packaging		(22,136)		(19,806)
Payroll & Related Benefits		(14,660)		(12,284)
Restaurant Occupancy		(6,839)		(6,524)
Contracted Services		(7,251)		(6,320)
Depreciation and Amortization		(1,715)		(1,625)
Other Store Costs and Expenses		(2,977)		(2,069)

Total Store Costs and Expenses		(55,578)		(48,628)

STORE OPERATING INCOME		3,890		4,466

FRANCHISE RESULTS

Net Franchise Revenues	R$	11,640	R$	8,289
Franchise Costs and Expenses		(2,299)		(1,528)

FRANCHISE OPERATING INCOME		9,341		6,761

MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES

Marketing Expenses		(2,964)		(2,278)
Administrative Expenses		(8,026)		(6,584)
Other Operating Income (Expenses), Net		4,167		2,872
Depreciation and Amortization		(487)		(912)
Net result of assets sold and impairment of assets		62		(702)

Total Marketing, G & A Expenses		(7,248)		(7,604)

OPERATING INCOME		5,983		3,623

Interest Income (Expense), net		(475)		(832)
Foreign Exchange and Monetary Restatement Loss		(42)		(4)

NET INCOME BEFORE INCOME TAX		5,466		2,787

Income taxes		(1,340)		(965)

NET INCOME	R$	4,126	R$	1,822

NET INCOME PER COMMON SHARE
BASIC AND DILUTED	R$	0.51	R$	0.22

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC AND DILUTED		8,121,268		8,102,177

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
(in thousands of Brazilian Reais, except share amounts)

	Three Months Ended September 30,
	2006		2005
STORE RESULTS

Net Restaurant Sales	R$	18,432	R$	18,221
Store Costs and Expenses
Food, Beverage and Packaging		(6,792)		(6,734)
Payroll & Related Benefits		(4,443)		(3,958)
Restaurant Occupancy		(2,211)		(2,248)
Contracted Services		(2,174)		(2,000)
Depreciation and Amortization		(554)		(556)
Other Store Costs and Expenses		(665)		(673)
Total Store Costs and Expenses		(16,839)		(16,169)

STORE OPERATING INCOME		1,593		2,052

FRANCHISE RESULTS

Net Franchise Revenues		4,208		2,982
Franchise Costs and Expenses		(752)		(557)

FRANCHISE OPERATING INCOME		3,456		2,425

MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES

Marketing Expenses		(921)		(1,685)
Administrative Expenses		(2,815)		(2,310)
Other Operating Income (Expenses), Net		1,239		675
Depreciation and Amortization		(184)		(302)
Net result of assets sold and impairment of assets		(23)		(134)

Total Marketing, G & A Expenses		(2,704)		(3,756)

OPERATING INCOME		2,345		721

Interest Income (Expense), net		(215)		(45)
Foreign Exchange and Monetary Restatement Gain (Loss)		22		21

NET INCOME BEFORE INCOME TAX		2,152		697

Income taxes		(458)		(213)

NET INCOME	R$	1,694	R$	484

NET (LOSS) PER COMMON SHARE
BASIC AND DILUTED	R$	0.21	R$	0.06

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC AND DILUTED	R$	8,203,272	R$	8,102,177

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss (Unaudited)
(in thousands of Brazilian Reais)

	Nine Months Ended
	September 30,				Three Months Ended September 30,
	2006		2005		2006		2005
Net Income	R$	4,126	R$	1,822	R$	1,694	R$	484

Other comprehensive loss:

Foreign currency translation adjustment		(18)		(20)		(38)		(13)

Comprehensive income	R$	4,108	R$	1,802	R$	1,656	R$	471

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
Consolidated Statements of Changes In Shareholders’ Equity (Unaudited)
(in thousands of Brazilian Reais, except share amounts)

	Common Stock										Accumulated
				Additional Paid-In				Treasury			Comprehensive
	Shares	Par Value		Capital		(Deficit)		Stock			Loss	Total
Balance, December 31, 2005	8,026,527	R$	1	R$	59,883	R$	(58,687)	R$	(216)	R$	(947)	R$	34

Net Income	—		—		—		4,126				—		4,126

Exercise of options	245,750		—		886		—		—		—		886

Cumulative translation adjustment	—		—		—		—		—		(18)		(18)

Acquisition of Company’s own shares	(78,035)		—		—		—		(457)		—		(457)

Balance, September 30, 2006	8,194,242	R$	1	R$	60,769	R$	(54,561)	R$	(673)	R$	(965)	R$	4,571

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(in thousands of Brazilian Reais)

	Nine Months Ended September 30,
	2006		2005
CASH FLOW FROM OPERATING ACTIVITIES:
NET INCOME	R$	4,126	R$	1,822
Adjustments to reconcile net income to cash provided by (used in) operating activities:

Depreciation and amortization		2,202		2,537
(Gain) Loss on assets sold, net		(62)		702
Services provided in exchange for shares		—		—

Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable		636		1,004
Inventories		245		487
Prepaid expenses and other current assets		(780)		191
Other assets		(935)		(973)
(Decrease) increase in:
Accounts payable and accrued expenses		(1,893)		(561)
Payroll and related accruals		1,073		981
Taxes other than income taxes		(730)		(408)
Other liabilities		(6)		303
Contingencies and reassessed taxes		(613)		(1,387)
Deferred income		(421)		455

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES		2,842		5,153

CASH FLOW FROM INVESTING ACTIVITIES:
Additions to property and equipment		(2,103)		(2,789)
Acquisition of Company’s own shares		(457)		(100)

CASH FLOWS USED IN INVESTING ACTIVITIES		(2,560)		(2,889)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares of common stock		886		—
Net Borrowings (Repayments) under lines of credit		(959)		(2,989)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES		(73)		(2,989)

EFFECT OF FOREIGN EXCHANGE RATE		(18)		(20)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		191		(745)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD		2,444		1,717

CASH AND CASH EQUIVALENTS AT END OF PERIOD	R$	2,635	R$	972

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(in thousands of Brazilian Reais)
NOTE 1 — FINANCIAL STATEMENT PRESENTATION
     The accompanying financial statements have been prepared by Brazil Fast Food Corp. (the “Company”), without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2006 and for all periods presented have been made. The results of operations for the periods ended September 30, 2006 and 2005 are not necessarily indicative of the operating results for a full year. Unless otherwise specified all references in these financial statements to (i) “Reais” or “R$” are to the Brazilian Real (singular), or to Brazilian Reais (plural), the legal currency of Brazil, and (ii ) “U.S. Dollars” or “$” are to United States’ dollars.
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
NOTE 2 — BUSINESS AND OPERATIONS
     Brazil Fast Food Corp. (the “Company”) was incorporated in Delaware on September 16, 1992. During 1996, the Company acquired (the “Acquisition”) 100% of the capital of Venbo Comercio de Alimentos Ltda. (“Venbo”), a Brazilian limited liability company which conducts business under the trade name “Bob’s”, owns and operates, directly and through franchisees, a chain of hamburger fast food restaurants in Brazil.
     During the second half of 2004, Venbo established, in an association with a Brazilian individual (“Associate”), a new company, Suprilog Transportadora Ltda (“Suprilog”). Suprilog rendered transportation services at usual market value to Venbo, to Bob’s franchisees and to other Brazilian companies. During the first quarter of 2005, the Associate reach an agreement with Venbo, by which he left the joint venture and Venbo became wholly-owner of Suprilog. During the last quarter of 2005, the contract with one of the main suppliers, Fast Food Distributor Ltda. (“FBD” a non-affiliate company), expired. The renewal of this contract considered different basis form the previous one, including logistics and transportation services. Because of such renewal, Venbo sold the main operating assets and liabilities of Suprilog to FBD, which is now providing the transportation. Suprilog’s operated the transportation business until the end of November 2005.
     As of September, 30, 2006 Suprilog was a non-operating company, and even though, its financial statements are being entirely consolidated in the accompanying financial statements.
     Since the acquisition of Venbo Comercio de Alimentos Ltda. in 1996, the Company has sustained net losses totaling approximately R$54,561 and as of September 30, 2006 consolidated current liabilities exceed consolidated current assets by R$1,873.
     At the present time, the Company has been showing improvements both in its operations and its financial position, confirmed by its net income for the period ended on December 31, 2004 and 2005, as well as for the period ended on September 30, 2006. To date, and since December 31, 2005, the Company has positive shareholders’ equity as a result of this higher profitability. And, although there can be no assurance that operating results will continue to improve, or that additional financing will be available to the Company at terms that are desirable when needed, the Company has been successful in optimizing its headcount, expanding its franchise base, developing intensive training programs and investing in human resources.
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
          Nevertheless, during this last agreement, the fiscal authorities did not recognize a portion of the Company state tax liability and they are recalculating another portion.
          During 2005, fiscal authorities computed some portions of the debt and the Company paid all of them, at the amount of approximately R$682. The Company did not pay any significant amount related to Rio de Janeiro state government agreements, during 2006 .The consolidation of the remaining debt is not expected to be computed during 2006, and accordingly the Company accrued such portion, according to its estimates, as long-term liability. The remaining debt of R$414 is annually restated by interest rates set by the Rio de Janeiro state government, currently 5.8% per year.
•	Federal taxes — PAES
          Concerning the unpaid federal taxes and the Social Security penalties, the Company applied to join and was accepted into two subsequent amnesty programs offered by the Brazilian federal government (REFIS during 1999 and PAES during 2003).
          The second amnesty program (PAES) included the balance of the previous federal tax amnesty program (REFIS) and unpaid 2001 and 2002 federal tax, as well as the Social Security penalties. The total debt included in such program is being paid in monthly installments, on a timely basis, equivalent to 1.5% of the Company’s gross sales, with interest accruing at rates set by the Brazilian federal government, which currently are 6.85% per year.
          As of September 30, 2006, the Company paid approximately R$1,326 related to such Brazilian federal tax amnesty program, including R$178 of interests.
          Moreover, the Company has been comparing its remaining debt regarding PAES with statements provided by the Brazilian federal government. As of September 30, 2006, those statements reported that Company’s total debt would be greater than the figures in the Company’s balance sheet, in the amount of approximately R$1,000.
          The Company believes that the amounts accrued at the balance sheet as of September 30, 2006 are correct, however, there is no assurance that the outcome of this situation will derive further liability to the Company.
Contingencies
•	Leasing litigation
     During 2001, the Company claimed in Brazilian court that their lease financing contracts with IBM Leasing should not have their principal amounts indexed to the US dollar, but instead stated in Brazilian Reais bearing interest of 12% per annum. While awaiting the court’s determination, the Company has deposited all installment payments with the court, considering the claimed amount in Brazilian Reais, inclusive of 12% per annum interest. The installment payments ceased on November, 2002, the end of the contract term. Despite the Company’s claim that it owes the lower amounts, the Company has accrued the full contracted amounts as of September 30, 2006.
•	ISS tax litigation
     ISS is a tax charged by Brazilian cities on services rendered by Brazilian companies.
     None of the Company’s revenues were subject to such tax until 2003, but in the beginning of 2004 a new ISS legislation has been implemented and according to it, royalty fees should be included on the basis of ISS calculation.
     Although the Company is claiming in court that royalty fees should not be considered payment for services rendered and therefore should not be subject to ISS taxation, the Company is depositing monthly with the court the amount claimed by ISS, while awaiting the court’s determination. In addition, the Company has accrued the claimed amounts as of September 30, 2006.
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
     The Company purchased Venbo Comércio de Alimentos Ltda., our Brazilian subsidiary, from VENDEX in 1996. The Acquisition’s Purchase Agreement stated that Venbo’s former owner (“VENDEX”) would be responsible for off-balance liabilities derived from Venbo’s transactions prior to the Acquisition, limited to certain conditions defined at the referred purchase agreement. From 1997 to date, the Company has received several communications from the Brazilian fiscal authorities related to the period prior to the Acquisition and, accordingly, has forwarded those to VENDEX and its attorneys. However, since the last months of 2004, the Company has been receiving some communications of tax debts, which amounts may exceed the above-mentioned limit.
     In 2005, the Company was required to pay some tax debts of R$97 from the period prior to the Acquisition. Instead of paying the required amount, the Company used some of its properties as collateral while it is trying to forward these debts to VENDEX. VENDEX did not substitute such collateral by cash deposits or by its own properties, as determined by the Acquisition Purchase Agreement, because of its weak current financial condition. VENDEX attorneys are defending all demands; however, the Company cannot predict if their outcome will result in burdensome liabilities that could hazard the Company’s financial position.
•	Other litigation
     During 2005, we were condemned to pay a fine of R$480 to a former employee. Despite the infrequency of this amount in labor processes, the Company is not guarded from receiving other labor claims in such high amount. During 2006 we received other labor claims from formers employees. As of September 30, 2006 we had labor contingencies at the amount of R$863 accounted for as liabilities in our balance sheet.
     The ICMS is a Brazilian value added state tax required of business that sell products and render services within the domain of Brazilian state governments and federal district. Every amount due related to ICMS registered as of May 2002 has been paid by the Company, and since then, the Company has been paying regularly its taxes to the governments of Rio de Janeiro and Sao Paulo states and to the federal district (Brasília). Nevertheless, in 2005, the fiscal authorities of Rio de Janeiro and Sao Paulo compelled the Company to submit electronic forms with 4 years monthly figures corresponding to two stores’ sales. The exigency could not be met by the Company due to technical difficulties, which caused the Company to be fined in R$737 by the Rio de Janeiro’s fiscal authorities. As of September 30, 2006 we accounted for a liability at the amount of R$737 related to such penalty.

     The Company appealed to the Courts claiming the information required was not a primary obligation but an accessory obligation; hence the amount inflicted was not in accordance with the nature of the fault. The Company expect its claim to be accepted, reducing this onerous fine, and is working with tax consultants and other professionals in order to met this accessory obligation to all the Company ´s own operated stores. However the Company cannot predict if the work will finish before this exigency become extensive to all of its own operated stores, what could elevate the fine to several millions of Reais (R$).
     Liabilities related to tax amnesty programs and litigation consist of the following:

	September 30, 2006 (unaudited)			December 31, 2005
R$000’			Long			Long
	Total	Current	Term	Total	Current	Term
	Liability	Liability	Liability	Liability	Liability	Liability
Reassessed taxes
State tax (value-added)	414	—	414	362	—	362
Federal taxes (PAES)	13,960	1,696	12,264	14,628	1,522	13,106
Contingencies
Leasing litigation	3,144	—	3,144	3,144	—	3,144
ISS tax litigation	1,411	—	1,411	985	—	985
Other litigations	1,787	—	1,787	2,210	—	2,210

TOTAL	R$20,716	R$1,696	R$19,020	R$21,329	R$1,522	R$19,807
     The Company has other litigation that were not accrued as liability as of September 30, 2006, due to a low risk classification given by the Company’s attorneys.
     The most relevant of those litigations is the one related to one franchisee that has filed a lawsuit against the Company, through which he blames the Company for his unsuccessful franchise operation. The franchisee became a permanent debtor of royalty and marketing contributions. After failing on efforts applied to improve his business, the Company finally decided to interrupt the franchise contract and closed the stores explored by this franchisee. The franchisee has the understanding that the franchiser should be considered responsible for having offered the operation of a store with guaranteed profitability. Despite the Company’s legal advisors believing that this argument is completely against the franchise laws and the usual practices of Company’s business, it is not impossible that this franchisee may succeed in convincing a jury or a judge that the Company must pay some indemnity or compensation.
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

     During the nine months ended September 30, 2006, options to purchase shares of common stock were exercised as follows:

		Aggregate purchase price
	# of Shares	US$000’	R$000’
1st quarter, 2006	45,000	41	92
2nd quarter, 2006	182,000	354	765
3rd quarter, 2006	18,750	13	29

Total	245,750	408	886

     During the nine months ended September 30, 2006, options to purchase an aggregate of 12,500 shares of common stock have expired.
     To date, there is still vesting, under the terms of the Stock Option Plan, options to purchase an aggregate of 88,750 shares of common stock at an average price of $1.44.
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
     During the nine months ended September 30, 2006, the Company repurchased a total amount of 78,035 shares, under the referred stock repurchase plan. From this total, 35,035 shares were repurchased at the market and 43,000 shares were repurchased in private transactions. The Company’s total disbursement for these transactions totaled to R$300 and was accounted for as a deduction of Paid in Capital, at the Shareholders’ Equity.
     To date, the Company has repurchased a total amount of 179,935 shares at an average price of $1.71, and is successfully achieving its investment goal since the price of the Company’ stock has appreciated more than other equivalent investments.

	2006		2005
	# of Shares	US$000’	# of Shares	US$000’
1st quarter	16.000	24	9.800	6
2nd quarter	37.000	118	31.400	19
3rd quarter	25.035	72	16.300	16
4th quarter	—	—	44.400	51

Total	78.035	214	101.900	92

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Business
     Through our wholly-owned subsidiary, Venbo Comercio de Alimentos Ltda., a Brazilian limited liability company which conducts business under the trade name “Bob’s,” we own and operate, directly and through franchisees, the second largest chain of hamburger fast food restaurants in Brazil.
Results of Operations — Comparison of Three and Nine Months Ended September 30, 2006 and 2005
     The following statement is comprised of results provided by Company’s operated stores business as well as results derived from franchise business. However, all the operating figures are stated as a percentage of the Net Restaurant Sales because the Company believes that, in general, either kind of business (restaurant operations or franchise net earns) move towards Net Restaurant Sales evolution, and, accordingly, cost and expenses should be analyzed in conjunction with such evolution.

     The following table sets forth certain operating data for the periods of three and nine months ended September 30, 2006 and 2005:

	Nine Months		Nine Months		Three Months		Three Months
	Ended September 30,		Ended September 30,		Ended September 30,		Ended September 30,
	2006	%	2005	%	2006	%	2005
STORE RESULTS
Net Restaurant Sales	R $59,468	100.0%	R $53,094	100.0%	R $18,432	100.0%	R $18,221
Store Costs and Expenses
Food, Beverage and Packaging	(22,136)	-37.2%	(19,806)	-37.3%	(6,792)	-36.8%	(6,734)
Payroll & Related Benefits	(14,660)	-24.7%	(12,284)	-23.1%	(4,443)	-24.1%	(3,958)
Restaurant Occupancy	(6,839)	-11.5%	(6,524)	-12.3%	(2,211)	-12.0%	(2,248)
Contracted Services	(7,251)	-12.2%	(6,320)	-11.9%	(2,174)	-11.8%	(2,000)
Depreciation and Amortization	(1,715)	-2.9%	(1,625)	-3.1%	(554)	-3.0%	(556)
Other Store Costs and Expenses	(2,977)	-5.0%	(2,069)	-3.9%	(665)	-3.6%	(673)
Total Store Costs and Expenses	(55,578)	-93.5%	(48,628)	-91.6%	(16,839)	-91.4%	(16,169)
STORE OPERATING INCOME	3,890	6.5%	4,466	8.4%	1,593	8.6%	2,052

FRANCHISE RESULTS
Net Franchise Revenues	R $11,640	19.6%	R $8,289	15.6%	R $4,208	22.8%	R $2,982
Franchise Costs and Expenses	(2,299)	-3.9%	(1,528)	-2.9%	(752)	-4.1%	(557)
FRANCHISE OPERATING INCOME	9,341	15.7%	6,761	12.7%	3,456	18.8%	2,425
MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES
Marketing Expenses	(2,964)	-5.0%	(2,278)	-4.3%	(921)	-5.0%	(1,685)
Administrative Expenses	(8,026)	-13.5%	(6,584)	-12.4%	(2,815)	-15.3%	(2,310)
Other Operating Income (Expenses), net	4,167	7.0%	2,872	5.4%	1,239	6.7%	675
Depreciation and Amortization	(487)	-0.8%	(912)	-1.7%	(184)	-1.0%	(302)
Net result of assets sold and impairment of assets	62	0.1%	(702)	-1.3%	(23)	-0.1%	(134)
Total Marketing, G & A Expenses	(7,248)	-12.2%	(7,604)	-14.3%	(2,704)	-14.7%	(3,756)
OPERATING INCOME	5,983		3,623	2,345	721
Interest Income (Expense), net	(475)	-0.8%	(832)	-1.6%	(215)	-1.2%	(45)

Foreign Exchange and Monetary Restatement Loss	(42)	-0.1%	(4)	0.0%	22	0.1%	21

NET INCOME (LOSS) BEFORE INCOME TAXES	R $5,466	9.2%	R $2,787	5.2%	R $2,152	11.7%	R $697

Income taxes	(1,340)	-2.3%	(965)	-1.8%	(458)	-2.5%	(213)

NET INCOME (LOSS)	R $4,126	6.9%	R $1,822	3.4%	R $1,694	9.2%	R $484

Store Results
     Net Restaurant Sales
     Net restaurant sales for our company-owned retail outlets increased R$211 or 1.2%, to R$18,432 for the three months ended September 30, 2006 as compared to R$18,221 for the three months ended September 30, 2005.
     Net restaurant sales for our company-owned retail outlets increased R$6,374 or 12.0%, to R$59,468 for the nine months ended September 30, 2006 as compared to R$53,094 for the same period ended September 30, 2005.
     Same store sales increased approximately 0.9% for the three months ended September 30, 2006 and the three months ended September 30, 2005, and approximately 6.6% for the nine months ended in the same period.
     The overall increase of restaurant sales is due to the continuous improvement of the Brazilian economic environment during the nine months of 2006, as compared to the same period of the previous year, and to (a) consumer response to a intensive marketing campaigns, when Bob’s brand was more present at the Brazilian media, (b) investments on remodeling stores and new store equipment; (c) an increase of the number of point of sales from 64 at September 30, 2005 to 65 at September 30, 2006; (d) successful sales at special events as Rio de Janeiro’s Carnival and the U2 (international rock star) concerts at Morumbi Soccer Stadium, Sao Paulo.
     Food, Beverage and Packaging Costs
     As a percentage of net restaurant sales, food, beverage and packaging costs were (36.8%) and (37.0%) for the three months ended September 30, 2006 and 2005, respectively. As a percentage of net restaurant sales, food, beverage and packaging costs were (37.2%) and (37.3%) for the nine months ended September 30, 2006 and 2005, respectively.
     In general, cost of food, beverage and packaging kept at a constant level from 2006 to 2005.
     Cost of food, beverage and packaging had a slight reduction due to the new conditions of our logistical supplier’s contract initiated in January 2006.
     Payroll & Related Benefits
     As a percentage of net restaurant sales, store payroll and related benefits increased from (21.7%) for the three months ended September 30, 2005 to (24.1%) for the same period ended September 30, 2006. As a percentage of net restaurant sales, store payroll and related benefits increased from (23.1%) for the nine months ended September 30, 2005 to (24.7%) for the same period ended September 30, 2006.
     Payroll & Related Benefits had a nominal increase due to the raise of Company’s store personnel salaries of approximately 5% provided by union-driven agreements and to an average hiring of one employee (some trainees) per point of sale. As a consequence, social charges that are computed based on employees salaries increased as well.
     In addition, most of the trainees that were working at our own stores during 2005 were converted or substituted to employees. Increases in the cost of medical insurance (employee benefit) during 2006 also negatively impacted operating results.
     Restaurant Occupancy Costs and Other Expenses
     Restaurant occupancy costs and other expenses expressed as a percentage of net restaurant sales were approximately (12.0%) and (12.3%) for the three months ended September 30, 2006 and 2005, respectively. Restaurant occupancy costs and other expenses expressed as a percentage of net restaurant sales were approximately (11.5%) and (12.3%) for the nine months ended September 30, 2006 and 2005, respectively.
     These decreases are due to negotiations of lease contracts which included temporary and permanent lease cost reductions. The growth of sales has also optimized the occupancy cost resulting on a percentage decrease.

     Contracted Services
     Expenses related to contracted services expressed as a percentage of net restaurant sales were approximately (11.8%) and (11.0%) for the quarters ended September 30, 2006 and 2005, respectively.
     Expenses related to contracted services expressed as a percentage of net restaurant sales were approximately (12.2%) and (11.9%) for the periods of nine months ended September 30, 2006 and 2005, respectively.
     These increases are mainly attributable to higher costs as electricity, security, higher consumption of spare parts linked to maintenance contracts as well as higher cost due to special events constructions.
     For the comparison on a nine-month term, those increases were offset by the reduction of money collection and maintenance costs and to the growth of sales, which optimized the contracted service costs.
     Other Store Costs and Expenses
     Other store cost and expenses expressed as a percentage of net restaurant sales were approximately (3.6%) and (3.7%) for the three months ended September 30, 2006 and 2005, respectively.
     Other store cost and expenses expressed as a percentage of net restaurant sales were approximately (5.0%) and (3.9%) for the nine months ended September 30, 2006 and 2005, respectively.
     The increases are mainly attributable to higher expenses with cleaning material, transportation in special events, training and travel expenses of operating personnel.
Franchise Results
Net Franchise Revenues
     Franchise revenues are comprised of initial fees (amount due at the signing of a new franchise contract) and royalty fees (derived from a percentage on the sales of the stores operated by franchisees), as set forth below:

R$000’	Nine Months Ended September, 30		Three Months Ended September, 30
	2006	2005	2006	2005
Net Franchise Royalty Fees	9,572	7,005	3,281	2,343
Initial Fee	2,068	1,284	927	639

Net Franchise Revenues	11,640	8,289	4,208	2,982
     Net franchise revenues increased R$1,226 or 41.1%, to R$4,208 for the three months ended September 30, 2006 from to R$2,982 for the three months ended September 30, 2005.
     Net franchise revenues increased R$3,351 or 40,4%, to R$11,640 for the nine months ended September 30, 2006 from to R$8,289 for the nine months ended September 30, 2005.
     These increases are attributable to the growth of Company’s franchise business from 357 retail outlets as of September 30, 2005 to 433 as of September 30, 2006, to higher number of new franchise in the period of 2006, and to the macroeconomic environment improvement in Brazil.
     Franchise Costs and Expenses
     Franchise cost and expenses expressed as a percentage of net restaurant sales were approximately (4.1%) and (3.1%) for the periods of three months ended September 30, 2006 and 2005, respectively.

     Franchise cost and expenses expressed as a percentage of net restaurant sales were approximately (3.9%) and (2.9%) for the periods of nine months ended September 30, 2006 and 2005, respectively.
     Such increase is attributable to the hiring of employees and to promotion to franchise department personnel, as well as increase on car rental and traveling expenses.
Marketing, General and Administrative Expenses
     Marketing Expenses
     The Company recognizes its own advertising expense as incurred. Advertising expense, including own and franchisee expenditures, was R$12,946 and R$8,913 for the nine months ended September 30, 2006 and 2005, respectively.
     As a percentage of net restaurant sales, marketing expenses were approximately (5.0%) and (9.2%) for the three months ended September 30, 2006 and 2005, respectively.
     As a percentage of net restaurant sales, marketing expenses were approximately (5.0%) and (4.3%) for the nine months ended September 30, 2006 and 2005, respectively.
     The increase observed in the nine month period is attributable to a change in the marketing policy through which the Company is committed to its franchisees to (i) entirely use the market fund received from them on marketing investments; and (ii) expend up to 4% of own restaurant gross sales on marketing campaigns.
     The balance of non-invested marketing fund as of September 30, 2006 amounts R$2,620 and is recorded as accounts payable and accrued expenses at the balance sheet.
     Administrative Expenses
     As a percentage of restaurant sales, administrative expenses were approximately (15.3%) and (12.7%) for the three months ended September 30, 2006 and 2005, respectively, and approximately (13.5%) and (12.4%) for the nine months ended September 30, 2006 and 2005, respectively.
     This increase is attributable to (a)increase in salaries and labor charges of Company’s administrative personnel (new hiring on supply and other departments); (b) increases on medical insurance, meal and transportation benefits to administrative employees; and (c) tax consulting and other services contracted to avoid further ICMS penalties (see Note 3 of the consolidated financial statements) .
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
     Other Operating Income (Expenses)
     Other operating income (expenses) is mainly comprised of income derived from suppliers pursuant to terms of certain exclusivity agreements and non recurring income or expenses. The following table sets forth the breakdown of Other Operating Income (Expense):

R$000’	September 30,
	2006	2005
Exclusivity and Rebate Agreements	R$4,178	R$2,510
Income from properties leasing	327	293
Uncollectible receivables	(387)	(798)
Reassessed tax and other tax adjustments	386	809
Transport and logistic operating income	—	786
Provision for labor contingencies	—	(261)
Preopening and other expenses	(337)	(467)

	R$4,167	R$2,872

     Other operating income (expense) expressed as a percentage of net restaurant sales were 7.1%, for the three months ended September 30, 2006 and 3.7% for the three months ended September 30, 2005.
     Other operating income (expense) expressed as a percentage of net restaurant sales were 7.1%, for the nine months ended September 30, 2006 and 5.4% for the nine months ended September 30, 2005.
     The first quarter of 2005 was impacted by adjustments related to reassessed federal taxes. On the other hand during 2006 the lack of such positive results was substitute by higher exclusivity revenues and lower charges of uncollectible receivables.
     Depreciation and Amortization
     As a percentage of net restaurant sales, depreciation and amortization were approximately (4.0%) and (4.8%) for the three months ended September 30, 2006 and 2005, respectively.
     As a percentage of net restaurant sales, depreciation and amortization were approximately (3.7%) and (4.8%) for the nine months ended September 30, 2006 and 2005, respectively.
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
     As a percentage of net restaurant sales, net interest expense were approximately (1.2%) and (0.2%) for the three months ended September 30, 2006 and 2005, respectively. As a percentage of net restaurant sales, net interest expense were approximately (0.8%) and (1.6%) for the nine months ended September 30, 2006 and 2005, respectively.
     The percentage decreases for the periods ended September 30, 2006 as compared to the same periods in 2005 are primarily attributable to reduction of the level of Company’s bank indebtedness.
Liquidity and Capital Resources (Amounts in thousand of Brazilian reais)
A)	Introduction
     Since March 1996, we have funded Company’s cumulative operating losses of R$54,561 and made acquisitions of businesses and capital improvements (including remodeling of Company’s stores) by using cash remaining at the closing of Company’s acquisition of Venbo, by borrowing funds from various sources and from private placements of Company’s securities. As of September 30, 2006, we had cash on hand of R$2,635 and a working capital deficiency of R$1,873.
     For the quarter ended September 30, 2006, we had net cash provided by operating activities of R$2,842, net cash used in investing activities of R$2,560 and net cash used by financing activities of R$73. Net cash used in investing activities was primarily the result of Company’s investment in property and equipment to improve

Company’s retail operations. Net cash used on financing activities was a result of Company’s repayment (some in advance) of borrowings from financial institutions.
B)	Debt Obligation — financial institutions
     Company’s cash resources are currently used primarily to pay for the servicing costs on Company’s debt obligations. As of September 30 2006, the Company had no debt obligation.
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
     Currently the Company has approximately R$3,500 of unused credit lines. We have also invested in the financial market approximately R$1,000 and we have re-purchased approximately 179,935 shares that, up to the end of the third quarter 2006, had increased their value in about 45% according to the over the counter market where our shares are negotiated.
     The tax debt evolution and their current status are summarized as follows:
     State tax
     Since the second quarter of 2000, the Company has been reaching a sequence of agreements with the Rio de Janeiro state government to parcel unpaid taxes.
     The last agreement with the Rio de Janeiro state government was settled during the third quarter of 2004, through which the Company sold one of its property in exchange of (a) a sum in cash; (b) the waiver of the balance of the unpaid state tax that were parceled according to previous agreements; (c) tax credits which compensated tax on revenues accounted for during the last quarter of 2004. Nevertheless, during this last agreement, the fiscal authorities did not recognize a portion of the Company state tax liability and they are recalculating another portion.
     During 2005, fiscal authorities computed some portions of the debt and the Company paid all of them, at the amount of approximately R$682. The Company did not pay any significant amount related to Rio de Janeiro state government agreements, during 2006 .The consolidation of the remaining debt is not expected to be computed during 2006, and accordingly the Company accrued such portion, according to its estimates, as long-term liability. The remaining debt is annually restated by interest rates set by the Rio de Janeiro state government, currently 5.8% per year.
     Federal Tax
     Concerning the unpaid federal taxes and the Social Security penalties, the Company applied to join and was accepted into two subsequent amnesty programs offered by the Brazilian federal government (REFIS during 1999 and PAES during 2003).
     The second amnesty program (PAES) included the balance of the previous federal tax amnesty program (REFIS) and unpaid 2001 and 2002 federal tax, as well as the Social Security penalties. The total debt included in such program is being paid in monthly installments equivalent to 1.5% of the Company’s gross sales, with interest accruing at rates set by the Brazilian federal government, currently 6.85% per year.
     All installments related to those programs have been paid on a timely basis. During 2006, the Company paid approximately R$1,326 related to such Brazilian federal tax amnesty program, including R$178 of interests.

D)	Debt Obligation — summary
     Considering all the above mentioned fiscal debts, we are required to pay restructured past-due Brazilian state taxes of approximately R$414 and federal taxes of approximately R$13,960.
     For the remaining period of 2006, we expect to pay approximately R$424 pursuant to the federal tax amnesty program. We do not expect to have any payment regarding the state tax settlements during 2006, since the remaining balance is not expected to be consolidated by the tax authorities through this period.
E)	Other Obligations
     We also have long-term contractual obligations in the form of operating lease obligations related to Company’s owned and operated stores.
     The future minimum lease payments under those obligations with an initial or remaining noncancelable lease terms in excess of one year at September 30, 2006 are as follows:

	Contractual
Fiscal Year	Leases
Remaining 2006	R$	1,637
2007		4,444
2008		3,543
2009		2,559
2010		1,669
Thereafter		2,071

	R$	15,923

     In the past, we have generated cash and obtained financing sufficient to meet Company’s debt obligations. We plan to fund Company’s current debt obligations mainly through cash provided by Company’s operations and borrowings.
     Company’s average cost to open a retail outlet was approximately R$300 to R$500 including leasehold improvements, equipment and beginning inventory, as well as expenses for store design, site selection, lease negotiation, construction supervision and obtaining permits.
     At the end of 2005, we have estimated that the Company’s capital expenditures for fiscal 2006, which would be used to maintain and upgrade Company’s current restaurant network, will be approximately R$4,350. We also anticipated that the primary use of Company’s cash resources during 2006 would be to service Company’s debt obligations. During 2006 we intended to focus Company’s efforts on expanding both the number of Company’s franchisees and the number of Company’s franchised stores, neither of which were expected to require significant capital expenditures. As of September 30, 2006, the Company has added 46 franchised stores in fiscal 2006.
     As discussed above, we have contractual obligations in different forms.
     The following table summarizes Company’s contractual obligations and financial commitments, as well as their aggregate maturities.

	Contractual
Fiscal Year	Leases		Fiscal Debt		Loans Payable		Total
Remaining 2006	R$	1,637	R$	424	R$	—	R$	2,061
2007		4,444		1,640		—		6,084
2008		3,543		1,226		—		4,769
2009		2,559		1,226		—		3,785
2010		1,669		1,226		—		2,895
Thereafter		2,071		8,630		—		10,701

	R$	15,923	R$	14,374	R$	—	R$	30,297

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
Other Issues
     In order to sustain our operations, we have in the past been dependent upon the continued forbearance of our creditors. While we are currently in full compliance with agreements with our creditors, there can be no assurance that we will not be forced to seek the forbearance of our creditors in the future. In addition, there can be no assurance that our plans will be realized, or that additional financing will be available to us when needed, or on terms that are desirable. Furthermore, there can be no assurance that we will locate suitable new franchisees, or desirable locations for new and existing franchisees to open retail outlets. Our ability to further reduce expenses and optimize our headcount is directly impacted by our need to maintain an infrastructure to support changing the locations, if required, of both our current and future retail outlets and operations. Our ability to re-market our company-owned retail outlets to franchisees, and to generate cash flows from such activities, is impacted by our ability to locate suitable buyers with the interest and capital to complete such transactions, and the time to complete such sales. Additionally, our ability to achieve our plans is further impacted by the instability of both the political and economic environment in Brazil, which has a direct impact on the desire and ability of consumers to visit fast food outlets. We are also dependent upon the continued employment of key personnel. Nevertheless, as pointed by the Board in July’s meeting, there is no critical impact to the financial health of the company in the following 12 months. The financial resources to face contingencies seem reasonably assured for this period.
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
     We annually review our financial reporting and disclosure practices and accounting policies to ensure that they provide accurate and transparent information relative to the current economic and business environment. We believe that of our significant accounting policies (See the Notes to Consolidated Financial Statements or summary of significant accounting policies more fully described in pages F-10 through F-15 of the our last 10-k report, the following involve a higher degree of judgment and/or complexity.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We do not engage in trading market risk-sensitive instruments or purchasing hedging instruments or “other than trading” instruments that are likely to expose us to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. We have not issued debt instruments, entered into forward or futures contracts, purchased options or entered into swaps. Our primary market risk exposures are those relating to interest rate fluctuations and possible devaluation of the Brazilian currency. In particular, a change in Brazilian interest rates would affect the rates at which we could borrow funds under our several credit facilities with Brazilian banks and financial institutions.
ITEM 4. CONTROLS AND PROCEDURES
     Under the supervision and with the participation of management, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer, Ricardo Bomeny, who is also our acting Principal Financial Officer has concluded that, as of September 30, 2006, these disclosure controls and procedures were effective in timely alerting him to material information relating to our company required to be included in our periodic SEC reports. Since September 30, 2006, there were no significant changes in our internal control over financial reporting, or in other factors, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS.
     There have been no changes in the risk factors applicable to the Company from those disclosed in its annual report on Form 10-K for the year ended December 31, 2005.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
     During the quarter ended September 30, 2006, the Company repurchased a total of 25,000 shares of common stock for R$157.
Issuer Purchase of Equity Securities

				(d) Maximum
			(c) Total Number	Number of
			of Shares	Shares that
			Purchased As	May Yet Be
	(a) Total Number	(b) Average	Part of Publicly	Purchased Under the
	of Shares	Price Paid	Announced Plans	Plan or
Period	Purchased	Per Share	or Programs	Programs
July 1 to July 31, 2006	0	n/a	0	0
August 1 to August 31, 2006	0	n/a	0	0
September 1 to September 30, 2006	25,000	$2.90	154,900	20,065
Total	25,000	$2.90	154,900	20,065

ITEM 6. Exhibits and Reports on Form 10-Q.
(a) Exhibits

Number	Title

31.1	Certification by Ricardo Figueiredo Bomeny, Chief Executive Officer and acting Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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
Date: November 14, 2006

Brazil Fast Food Corp. (Registrant)
By:	/s/ Ricardo Figueiredo Bomeny
Ricardo Figueiredo Bomeny
Chief Executive Officer and acting Chief Financial Officer