Form 10-K
period 2006-12-31
BRAZIL FAST FOOD CORP
filed 2007-04-02
CIK 914537

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0000-23278

BRAZIL FAST FOOD CORP.
(Exact name of Registrant as specified in its charter)

Delaware	13-3688737
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Rua Voluntários da Pátria 89, 9[o] andar Botafogo, CEP 22.270-010, Rio de Janeiro, Brazil (Address of principal executive offices)	N/A (Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of December 31, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $17,214,529.05.

As of April 2, 2007, the registrant had 8,384,177 shares of outstanding Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2007 annual meeting of Shareholders, which proxy statement will be filed no later than 120 days after the close of the Registrant’s fiscal year ended December 31, 2006, are hereby incorporated by reference in Part III of this Annual Report on Form 10-K.

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

(a) GENERAL DEVELOPMENT OF BUSINESS

We, through our holding in Brazil, 22N Participações Ltda., and its respective wholly-owned subsidiary, Venbo Comércio de Alimentos Ltda., are a Brazilian limited liability company that conducts business under the trade name “Bob’s”, and own and operates, directly and through franchisees, the second largest fast food hamburger restaurant chain in Brazil.

We were incorporated as a corporation in Delaware in 1992. Our executive offices are located at Rua Voluntários da Pátria, 89 — 9o andar, Botafogo, CEP 22.270-010, Rio de Janeiro — RJ, Brazil. Our telephone number is +5521 2536-7500.

Recent Developments

In December 2006, we set up a new holding company, called 22N Participações Ltda., via the capital contribution of the equity interest we held in Venbo Comércio de Alimentos Ltda. This restructuring was completed on December 31, 2006.

Following this restructuring, all of our businesses in Brazil will be consolidated through this new holding, 22N Participações Ltda., and Venbo Comércio de Alimentos Ltda. will conduct its business through three primary divisions: fast food restaurants, franchises and real estate. This division is expected to conclude in 2007 and will improve Venbo’s management decisions, enhance its operations, increasing its efficiency and facilitate its access to bank loans and other financial instruments.

(b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

Not applicable.

(c) NARRATIVE DESCRIPTION OF BUSINESS

Restaurant Operations

As of December 31, 2006, we had 517 points of sale, including 181 kiosks and trailers, of which 61 are owned and operated by us and the remaining 456 by our franchisees, all under the “Bob’s” tradename. Note that approximately 53.7% of these points of sale are located in the States of Rio de Janeiro and São Paulo, with the remainder widely spread throughout major cities in all other States of Brazil, except for one franchised restaurant in Portugal and one in Angola. The largest number of franchise operations outside Rio de Janeiro and São Paulo are in the States of Santa Catarina and Paraná, both in the south of Brazil.

All points of sale serve a uniform menu of hamburgers, cheeseburgers, chicken burgers, hot dogs, sandwiches, french fries, soft drinks, juices, desserts, ice creams and milkshakes. Selected points of sale also serve coffee and/or beer. They are generally open all year round, seven days a week. Our points of sale generally open at 10:00 a.m. Closing hours vary according to location. In some locations with proximity to late night entertainment, the points of sale remain open for the “after hours” crowd.

Our fast-food service is based in a single line system distinguished from other competitors by its variety and flexibility, which allow customers to add items to or exclude items from the several meals they have to choose. We maintain a cooked-to-order philosophy: cooks would prepare orders as read to them by the counter service representative who took the order.

For the past twelve years, we have been the exclusive provider of hamburgers and related items at one of Brazil’s largest special events — the Rio de Janeiro Carnival, the one-week festive period that precedes the advent of Lent. Likewise, our food products are sold at other special events throughout Brazil, mainly intent on young crowds. In São Paulo, we participated, among other events and car shows, in the Barretos’ Rodeo Festival, in the countryside, in the Irish band U2 Show, with approximately 150 thousand people, and in the music festival sponsored by the beer trademark Skol, the “Skol Beat”. We also participate in events through our franchisees in the north and northeast of Brazil. Using custom constructed trailers and moveable kiosks, we are able to offer most of our products at temporary locations for the duration of each special event. Besides providing an additional revenue source, our visibility is enhanced by signage that can be picked up via television coverage of the special event and by reaching a consumer market where we may not have a permanent outlet.

The following table presents the openings and closings of both our owned and operated restaurants and our franchised restaurants for the years ended December 31, 2006, 2005 and 2004:

	Years Ended December 31,
	2006		2005		2004
	Stores	Kiosks	Stores	Kiosks	Stores		Kiosks

Owned and operated restaurants(a):
Opened during period	0	3	0	4	5		4	(b)
Closed during period	5	2	1	0	3		0
Sold to franchisees	0	0	0	0	4		2
Bought from franchisees	0	0	1	0	0		0
Open at end of period	44	17	49	16	49		12
Franchised restaurants(a):
Opened during period	40	43	36	48	28	(c)	31
Closed during period	7	6	13	5	15		3
Sold to us by our franchisees	0	0	1	0	0		0
Open at end of period	292	164	259	127	237		84
Total stores & kiosks at end of period:	336	181	308	143	286		96

(a)	Does not include trailers and kiosks used for temporary locations during 2006, 2005 and 2004.

(b)	In prior annual report, the total number of owned and operated kiosks opened during the period ended December 31, 2004 was mistakenly overstated in two units.

(c)	In prior annual report, the total number of franchised restaurants opened during the period ended December 31, 2004 was mistakenly overstated in four units.

The average guest check per customer for both our owned and operated points of sale and our franchised points of sale for the years ended December 31, 2006, 2005, 2004 was R$8.55, R$7.93, and R$7.57, respectively.

We strive to maintain quality and uniformity throughout our chain by publishing detailed specifications for food products, food preparation, and service, by continuous in-service training of employees and by field visits from our supervisors. The store manager, who visually inspects the products as they are being prepared for cooking, undertakes quality control at each point of sale. The store manager also keeps a record of the expiration date of the products in inventory. In the case of our franchisees, a marketing manager in each of our six primary geographic regions periodically reviews their operations and makes recommendations to assist in the franchisees’ compliance with our specifications.

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

Brazil has an estimated population of 186.8 million, a third of the total population of Latin America and the Caribbean. Sao Paulo, Brazil’s largest city has 11.0 million residents. The city of Sao Paulo is located within the state of Sao Paulo, which has a population of 41.1 million. Rio de Janeiro, Brazil’s second largest city, has 6.1 million residents and is located within the state of Rio de Janeiro, which has a population of 15.6 million. Fourteen metropolitan areas in Brazil, including those of Rio de Janeiro and Sao Paulo, have populations in excess of one million. According to the IBGE — Brazilian Institute of Geography and Statistics, in 2004 the average monthly income of the Brazilian working population was as follows:

•	27.6% received up to the minimum wage (R$300.00); and,

•	0.9% received above 20 times the minimum wage (R$6,000.00)

We are focusing our growth efforts upon the development of new franchises, in the proportion of 35 stores to 65 kiosks. Our target is to achieve 600 operating points of sale in 2007, occupying growth potential locations to avoid the entrance of competitors and increasing the number of outlets in major cities of Brazil, like São Paulo (SP), Salvador (BA), Porto Alegre (RS) and Brasília (Brazil’s Federal District), as well as in cities with more than 300,000 inhabitants, and depending on the average income, in cities with between 150,000 and 300,000 inhabitants. As part of our growth strategy, we have begun to participate in regional business presentations and organize road shows in order to captivate new franchisees candidates in targeted cities in Brazil.

We are also focusing our growth efforts on the increase in profitability of existing points of sales. One of the objectives is to increase sales per square meter through the study of production process and service attendance improvements, as well as personnel training.

In 2007, we intend to make capital expenditures to upgrade both the technology system and the computer base at our own-operated stores, purchase new equipment, introduce Coffee Station on existing stores and open new kiosks. Also, we will participate in and sponsor several events, including Rio de Janeiro and São Paulo Carnival, America’s Olympic and Para Olympic Games, called Panamericano and Para Panamericano, which will take place in Rio de Janeiro, and Rio de Janeiro’s Football Championship. Furthermore, we will continue a motivational program to improve service throughout our restaurant chain.

Franchise Program

In 2006, for the ninth year in a row, Bob’s received the Quality Seal of the Brazilian Franchise Association (ABF). This quality seal is granted after a consultation with the franchisees of pre-qualified franchisors about marketing performance, business support and training offered by the franchisor. Franchisors only pre-qualify when fulfilling all necessary requirements of the franchising industry.

Our franchise agreements generally require the franchisee of a traditional Bob’s restaurant to pay us an initial fee of R$60,000, which is lower for kiosks and small stores, and additional fees equal to 5.0% of the franchisee’s gross sales. Franchisees pay also 4.0% of monthly gross sales in cooperative advertising fees. Our typical franchise agreement also provides that the franchisee has the right to use the Bob’s trademark and formulas in a specific location or area, must use our approved supplies and suppliers and must build each franchised outlet in accordance with our specifications at approved locations. Today, the term of our franchise agreements is 5 years, with antecedent agreements having 10-year terms. Historically, upon expiration a franchise agreement is renewed without the interruption of the franchisee’s business. We generally have no financing obligations with respect to these franchise agreements.

At present, approximately 9 months elapse between our initial contact with a prospective franchisee and the opening of a franchised point of sale. After individuals wishing to own and operate a Bob’s franchise have an initial meeting with a committee formed by our top management, which reviews all individuals’ applications and determines which should be accepted, and if the potential franchisee meets certain basic conditions, such as significant business experience, financial resources and knowledge of the market in the area where the franchise will be located, a preliminary franchise agreement is signed, which, among other matters, requires the prospective franchisee to pay us a non-refundable sum equal to 50.0% of the initial franchising fee. Following mutual agreement as to the site of a new restaurant, a definitive franchise agreement is signed, outlining the obligations and responsibilities of each party, including the franchising fees and promotion commissions to be paid to us. The franchisee then begins a four-month training program. Construction of the restaurant typically begins at the beginning of the training program and is generally completed within three to six months. The franchising fee is sufficient to cover all training expenses we incur.

We generally retain a right of first refusal in connection with any proposed sale of a franchisee’s interest.

We, in order to intensify our intercommunication with franchisees, respond to specific difficulties in different regions of Brazil, and enhance our chain’s performance, have been organizing quarterly meetings with Bob’s Franchisee Committee, which members are elected every two years, and semestral regional meetings with all franchisees. We also have been organizing working groups with our franchisees to study changes in equipment, appliances, products, suppliers, hardware and software.

In 2006, we held a Convention where our franchisees and suppliers reaffirmed their commitment to the company’s efforts to grow and succeed. In this Convention, which had over 700 people, we introduced two new models of kiosks, the “store of the future”, a modern store furnished with standardized equipment that boosts productivity and reduces costs, and a marketing system that permits keeping track of sales by location, product, flavors, etc.

We encourage mature and profitable franchisees to increase the number of stores they operate. As a consequence of this strategy, the number of stores per group of franchisees (which includes franchised restaurants in the name of partners and family relatives) increased from 1.77 in 1999 to 3.40 in 2006. At December 31, 2006, we had 184 franchisees that collectively operated 456 points of sale.

We have successfully focused on developing special agreements with gasoline retailers to house Bob’s points of sale in retail gasoline stations. The restaurant/gas stations, or “joint sites”, although housed at gas stations, are built, owned and operated by our franchisees rather than by the gasoline retailer. We then share a portion of the royalties attributable to those joint sites with the respective gasoline retailers.

We are currently operating several joint sites with gasoline retailers, including Shell, Forza, Ale, and Petrobras, the largest one in Brazil with approximately 7,000 locations. Our agreements with each of these gasoline retailers do not establish a number of joint sites to be opened. These agreements, like our standard franchise agreements, only set forth conditions to establish a joint site and do not limit the number of joint sites that may be opened under the agreement. To date, there are nine joint sites operating in Petrobras gas stations. Shell has six joint sites in operation and we are negotiating an agreement with them to house a specific number of other joint sites in certain approved locations. Forza, a gasoline retailer that also offers natural gas, a fuel commonly used by taxi-drivers, now has twenty-two Bob’s sites in operation. Besides, other six join sites operate in Ale, Esso, Texaco and Repsol.

In November 2005, we opened our first franchise point of sale in Luanda, capital of Angola, one of the largest countries in Africa with approximately 11.0 million people. As of today, we have two points of sale operating abroad. Although we ceased a master franchise agreement to open franchised points of sale in Portugal in 2004, there is still one point of sale operating in this country; nevertheless, we are currently reevaluating its operation.

Advertising and Promotions

We aim to increase fidelity among our target-market, formed by young consumers from 13 to 25 years old, and attract consumers not familiarized with our products. For this reason, we intend to identify our fast-food hamburger restaurant chain with a place to go with the family and to meet friends.

To invigorate our image, we changed in 2005 our advertising agency to NBS, a dynamic agency that formulate marketing campaigns for other companies focused on communicating to young consumers. We, through our advertising agency, develop a multi-media marketing program to advertise our restaurant network in its primary markets. We usually employ television, radio, outdoors, and a variety of promotional campaigns to advertise our products; and we develop 15 and 30-second television commercials, which, typically, are aired one to six times a day for a 15-day period.

In 2006, we launched the sundae of Ovomaltine, vanilla ice cream with new chocolate syrup and Ovomaltine granulate, a variation of our biggest success the milkshake of Ovomaltine. We also launched a sundae and a milk shake of banana with cereals, for our healthy-oriented menu, and reintroduce the first marketing campaign launched in 2005, called “Milkshake Carente” (Needing Milkshake), which goal was to increase sandwich sales by associating it to our blockbuster, the milkshake.

In May, we launched a marketing campaign for the World Cup 2006, consisting in advertising our five leading sandwiches (Double Cheese, Big Bob, Bob’s Grill, Franfilé and Double Grill Bacon), with french fries and a soft drink, associated to the five years Brazil has won the Championship (1958, 1962, 1970, 1994, 2002) at a promotional price.

To compete with McDonald’s and Burger King, we have also launched a big size new sandwich, the “Bob’s Picanha”, a 160g steak flavoured hamburger, and a deep fried chicken sandwich with lettuce, tomato and cheese sauce, the “Bob Frango”.

We also offer a kids’ meal, a three food items with a packaged toy, called the “TriKids”. In 2006, we launched four different packaged toys to accompany the kids’ meal. All fully decorated with cartoon personages: “Kit Vira Veloz”, a six collectable racetracks, “Squeezers”, a five colorful plastic bottles, “Mochila da Turma”, a five varied backpacks, and “Scooby-Doo Miniatures”, the cartoon five personages’ miniatures. Certain of our points of sale offer special services for children’s birthday parties and also feature appearances by “Bobi, Biba, and Bonga”, our mascots. Visual tools, such as banners, posters and place mats, reinforce all these programs. We keep franchisees informed of current advertising techniques and effective promotions and make our advertising materials available to our franchisees. Our franchisees are required, generally, to pay us 4.0% of their monthly gross receipts for advertising and promotions. Individual stores also develop promotional programs to attract additional clientele or to assist in the implementation of expanded business hours. Each outlet pays for these promotions. We commit 4.0% of our system-wide gross sales to marketing activities.

Sources of Supply

We purchase food products, packaging, equipment and other goods from numerous independent suppliers. In selecting and periodically adjusting the mix of our suppliers, we assess and continuously monitor the efficiency of their regional and national distribution capabilities and facilities, as well as the quality of their products. There is an adequate supply of raw materials from normal sources; which include Bimbo do Brasil Ltda., Polenghi Ind Alim Ltda., and Sadia S.A. We also encourage our suppliers’ innovation, best practices and continuous improvement. To take advantage of volume discounts, we have entered into centralized purchasing agreements. Food products are ordered by, and delivered directly to each point of sale. Billing and payment for our company owned and operated points of sale are handled through the centralized office, while franchisees handle their own invoices directly. Packaging and durable goods are delivered to Fast Food Distributor Ltda. — FBD, a centralized warehouse operated by a non-affiliated person. This centralized purchasing helps assure availability of products and provides quantity discounts, quality control and efficient distribution.

In June 2005, we renegotiated our contract with FBD to include transportation and delivery of supplies to each point of sale, and extended it, which otherwise would expire in December 2005, for five more years. The new terms represent substantial cost reductions and will impact positively on the operational margins of our fast-food restaurant chain. Due to that, Suprilog, a limited liability company established by Venbo Comércio de Alimentos Ltda. with the objective to carry out the transportation service left by TGB in 2004 due to financial difficulties, ceased its operations in November 2005.

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

Our trademarks and service marks have been registered in the Brazilian trademark office. These trademarks (mark protected for similar products) and service marks (mark protected for the service provided only) expire at various times, when they are routinely renewed. The following table sets forth our significant trademarks and service marks that are registered in the Brazilian trademark office:

Trademark or Service Mark	Expiration Date

“Bob’s Double Cheeseburger”	September 8, 2009
“Big Bob”	January 5, 2012
“Bob’s”	June 5, 2012
“Franfilé”	March 24, 2013

Currently we are reevaluating our trademarks referring to kids meal and related services, such as birthday parties for children.

We have registered our trademark “Bob’s” in Paraguay, Uruguay and Argentina, the three countries which are members of Mercosur — South America Commercial Agreement, to which Brazil is a party. We have also registered “Bob’s Burgers” trademark and logo in Paraguay, Uruguay, and Argentina. We have also registered our trademark “Bob’s” in Portugal, Germany, France, Italy and Benelux (an economic union of Belgium, the Netherlands, and Luxembourg), as well as in Angola, where we opened a franchise store at the end of 2005. As of today, we are initiating the process of registering our trademarks in the United Sates of America, Mexico and Chile.

Competition

In terms of number of points of sale, we are the second largest fast food hamburger restaurant chain in Brazil. Each of our restaurants is in competition with other food service operations within the same geographical area. We compete with other organizations primarily through the quality, variety, and value perception of food products offered. The number and location of units, quality and speed of service, attractiveness of facilities, and effectiveness of marketing are also important factors. The price charged for each menu item may vary from market to market depending on competitive pricing and the local cost structure.

Additionally, each of our restaurants is in competition with informal food service. Fast-food restaurants have to focus on a limited number of options, sometimes even on just one type of product, in order to achieve the efficiency required in the competitive food service industry. Brazil is a vast country with an extensive regional cuisine, where a typical meal from one region can be found exotic in another, making more challenging the act of convincing the general public of a cross-country homogeneous menu. Because of that, made to order improvisations, prepared at the street by informal and moveable vendors nearby bus stations and subways, can be more appealing to the general public, since it mirrors personal preferences, is convenient and overcomes income barriers more easily.

Moreover, each of our restaurants is in competition for consumers pocket with other services and consumer goods, such as: mobiles, cable TV, broad band Internet, retail stores financing and credit cards payments.

As of December 31, 2006, McDonald’s had approximately 1,146 points of sale in Brazil, including 602 kiosks and 48 coffee stations. From the total, 119 stores were operated by 64 franchisees. Habib’s, a Brazilian fast-food chain that offers Arabic food products at low price, had approximately 260 points of sale. Giraffas, a fast-food chain that offers Brazilian popular dishes as rice and beans and feijoada, black beans prepared with meat, had approximately 210 points of sale. Subway, an American fast-food chain that offers made-to-order cold sandwiches, had approximately 79 points of sale. Burger King, a new entrant in Brazil’s fast-food industry, had 29 points of sale, including 4 kiosks, distributed in nine different States of Brazil (15 points of sale in São Paulo). However, according to the IBGE — Brazilian Institute of Geography and Statistics, in 2004, the segment of food service in Brazil had approximately 600,000 points of sale, and only 1.0% refers to fast food chains.

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

Personnel

As of December 31, 2006, we, including our franchisees, employed 9,200 persons, of whom 1,231 were employed in our owned and operated restaurants. The total number of full-time employees as of December 31, 2006 was 1,392.

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

Availability of Reports and Other Information

We make available, free of charge, copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statement on Schedule 14A and amendments to those materials filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 after we file electronically such material with, or furnish it to, the United States Securities and Exchange Commission (the “Commission”). Persons wanting copies of such reports may send us their requests at Rua Voluntários da Pátria 89, 9o andar — Botafogo CEP 22.270-010, Rio de Janeiro, Brazil, in attention to Brazil Fast Food Corp. Secretary. In addition, such reports are available, free of charge, on the Commission’s website located at www.sec.gov, and may also be read and copied at the Commission’s public reference room at 100 F Street, NE, Washington, D.C. 20549, or by calling the SEC at (800) SEC-0330.

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

Although we have reached a positive result in 2006, 2005 and 2004, we incurred in net losses of R$4.1 million and R$11.2 million for the years ended December 31, 2003 and 2002, respectively. Our accumulated deficit at December 31, 2006 was R$48.7 million and our working capital deficit at such date was R$3.5 million. The years of 2006 and 2005 presented positive macroeconomic scenarios that, together with strong measures implemented in our operation and administration, have helped to turn the Company profitable. Yet, we cannot assure that the negative tendency has been wholly reversed.

Our success depends on our ability to efficiently compete in the food service industry.

The success of our business is dependent upon our ability to compete with formal and informal players in the eating out segment, respond promptly to changing consumer preferences, improve and promote our products and services, recruit and motivate qualified restaurant personnel and boost consumer perceptions of our food quality and restaurants facilities, while maintaining the prices we charge our customers and our operational margins. The demand for low fat and less caloric food has increased significantly in the last few years and the Government is constantly imposing new disclosure rules on the nutrition content of food products on sale. To respond in accordance, we may be required to spend significant funds on marketing, research and development of new products, product line extensions, new food preparation methods and new appliances, training, as well as preparing and printing disclosure materials to be exposed in stores and on food packages. We may not have the resources necessary to compete effectively, which may cause consumers to prefer the products of our competitors. As a result, we could experience a decrease in revenues, which would have an adverse impact on our business and operations.

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

Risks Relating to Brazil

Our business is subject to changes in Brazil’s economy.

Our business is very sensitive to the economic activity, and is highly affected by consumers’ confidence, population average income and employment. In Brazil, these three factors have been limited by an economic growth that has averaged 2.4% p.a. in the last eight years, what is a mediocre rate in comparison to other developing countries. To blame there are Brazil’s tax burden, which accounts for an estimated 38.0% of GDP, and real interest rate, which, at around 10.0% p.a., is among the highest in the world. In addition, Brazilian economic activity has been highly volatile: short periods of expansion alternating with contraction. Even though, monetary policy has been consistent for all these years, inflation rates have exceeded the inflation target fixed by the National Monetary Counsel.

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

High levels of uncertainty have marked the Brazilian political environment since the country returned to civilian rule in 1985 after 20 years of military government. Brazil’s democratic structure still lacks of solid political institutions, committed political parties and fair judicial system.

Controls on foreign investments may limit our ability to receive capital from our Brazilian operating subsidiary.

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

Risks related to our common stock

Our common stock has been delisted from The Nasdaq SmallCap Market.

Our common stock was delisted from the Nasdaq SmallCap Market on March 11, 2002. As a result, our common stock is now quoted on the OTC Bulletin Board, which may reduce the already thin trading market of our common stock. In addition, the delisting from the Nasdaq SmallCap Market may significantly impair our ability to raise additional funds to operate our business.

Risks related to past due fiscal obligations of VENDEX

•	Past due fiscal obligations of VENDEX.

We purchased Venbo Comércio de Alimentos Ltda. (“Venbo”) from VENDEX in 1996. At that moment, a due diligence was conducted to evaluate Venbo’s debt, other liabilities and assets. The agreement signed by both VENDEX and Brazil Fast Food Corp. determined that VENDEX would be responsible for any hidden liability or future liability concerning the acts of Venbo prior to the date of the purchase, limited to certain conditions.

In the past years we have acknowledge the situation of Venbo’s fiscal debts prior to 1996 through the communications we received from the Brazilian fiscal authorities. These communications were, as immediately as received, forward to VENDEX lawyers in Brazil. All demands in discussion seemed to be within the limits of the agreement, but, in the last months of 2004, we received some communications of tax debts which sum could exceed the mentioned limit, representing a financial threat to the Company, since it could be included in the government’s demands.

In 2005, Venbo was summoned by the fiscal authority of the State of Rio de Janeiro to pay a debt referred to the period prior to 1996. In order to have the right to appeal it was obliged to put in a pledge one of its properties. VENDEX assumed the defense but did not substituted the seizure of the asset, because of its weak current financial condition. VENDEX attorneys are defending all demands; however, we cannot predict if the outcome will result in burdensome liabilities that could hazard our financial position.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

All of our points of sale currently in operation have been built to our specifications as to exterior style and interior decor, are either in a strip of stores on a neighborhood street or in mall food court points of sale, with some free-standing, one-story buildings, and are substantially uniform in design and appearance.

Our restaurants are constructed on sites ranging from approximately 270 to 7,500 square feet and our kiosks on sites that averages 70 square feet. Most of our points of sale are located in downtown areas or shopping malls, are of a store-front type and vary according to available locations but generally retain standard signage and interior decor.

We own the land and buildings for 8 points of sale, 5 of which are presently leased to franchisees and 3 of which houses 3 of our owned and operated stores. We also lease the property for 41 of our owned and operated stores and 17 of our owned and operated kiosks. Our land and building leases are generally written for terms of five years with one or more five-year renewal options. In certain instances, we have the option to purchase the underlying real estate. Certain leases require the payment of additional rent equal to the greater of a percentage (ranging from 1.0% to 10.0%) of monthly sales or specified amounts.

Our corporate headquarters were located until June 2004 in premises at Avenida Brasil, 6431 Bonsucesso, CEP 21.040-360, Rio de Janeiro, RJ, Brazil, which Venbo acquired in 1995. Today, our headquarters are located at Rua Voluntários da Pátria, 89 — 9th floor Botafogo, CEP 22.270-010, Rio de Janeiro, RJ, Brazil. These are leased modern offices that enable us to reduce expenses due to the fact that we occupy a smaller area with less expenditure of electricity and air conditioning.

We believe that our current facilities are adequate for our needs in the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

We have a number of pending lawsuits that have been filed from time to time in various jurisdictions. The following is a brief description of the more significant of these lawsuits. In addition, we are subject to diverse federal, state and local regulations that impact several aspects of our business. In case we experience unfavorable decisions, our net income could be adversely impacted for the period in which the ruling occurs or for future periods.

Concerning unpaid federal taxes and Social Security penalties, the Company applied to join and was accepted into two subsequent amnesty programs offered by the Brazilian federal government (REFIS during 1999 and PAES during 2003). Independently, the Company has been comparing its remaining debt regarding PAES with statements provided by the Brazilian federal government, and found that, according to those, its balance sheet understates an amount of approximately R$4.4 million. The Company believes that the difference is due to a government error when consolidating the balance of the two federal institutions and that the total amount accrued in its balance sheet is correct. The Company is pleading for corrections, but it cannot assure this divergence will conform in its favor.

Concerning the ICMS — Tax on Products and Services Circulation, a value added state tax , since the second quarter of 2000, the Company has been reaching a sequence of agreements with the Rio de Janeiro state government to settle unpaid taxes in installments. However, during its last agreement, fiscal authorities of Rio de Janeiro did not recognize a portion of those unpaid taxes and were recalculating another portion. To date, the fiscal authorities have already computed some portions of the debt, promptly paid by the Company, but the remaining debt is not expected to be computed in the short-term, and accordingly has been estimated and accrued by the Company as long-term liability. The remaining debt of R$414,628 is annually restated by interest rates set by the Rio de Janeiro state government, currently 5.8% per year.

Concerning the ISS — Tax on Service , a tax charged by Brazilian cities on services rendered by companies in Brazil, none of the Company’s revenues were subject to such tax until 2003, but in the beginning of 2004 a new ISS legislation has been implemented and according to it all fees received from franchisees should be included on the basis of ISS calculation. The Company is claiming in court that royalty fees should not be considered payment for services rendered and therefore should not be subject to ISS taxation, and at the same time, is monthly depositing with the court the amount referred to ISS while awaits its determination. Additionally, the referred change in the ISS tax regulations motivated deep debates whether marketing funds and initial fees paid by franchisees could be considered payment for service rendered by the ISS tax authorities. Because of that, the Company, together with its tax advisors, is adopting measures in order to avoid the charge of ISS against the marketing funds and initial fees, but cannot guarantee they will be successful.

Concerning lawsuits initiated by franchisees against the Company, the most relevant involves a franchisee that alleges the Company is responsible for his unsuccessful franchise operation and states that the franchiser should be considered responsible for having offered the operation of a store with guaranteed profitability. This franchisee became a permanent debtor of royalty and marketing contributions, and the Company, after failing a great exertion to improve his business, finally decided to interrupt the franchise contract and closed the stores explored by him. The Company’s legal advisors believe his argument contradicts franchise laws and the usual business practices of the Company, but it is not impossible that this franchisee may succeed in convincing a jury or a judge that the Company must pay some indemnity or compensation to him.

Concerning labor contingencies, in 2005 we were condemned to pay a fine of approximately R$480,000 to a former employee. Despite the infrequency of this amount in labor processes, the Company is not guarded from receiving other labor claims in such high amount. During 2006 we received other labor claims from formers employees that together with the number of lawsuits in due course obliged us to increase our labor contingencies, accounted for as liabilities in our balance sheet, to R$1.8 million.

Concerning other proceedings, during 2001, the Company claimed in Brazilian court that their lease financing contracts with IBM Leasing should not have their principal amounts indexed to the U.S. dollars, but instead should be stated in Brazilian Reais bearing interest of 12.0% p.a. While awaiting the court’s determination, the Company deposited all installment payments with the court, in Brazilian Reais with 12.0% p.a. interest, until the end of the contract term on November, 2002. In the last quarter of 2006, the Company and IBM Leasing reached an agreement and interrupted the judicial dispute. By this agreement IBM Leasing agreed to write-off the Company’s contractual obligation, in exchange of half total amount that had been deposited in court. As result, the Company recorded the amount of R$2.2 million as a gain in the Consolidated Income Statement, as Other Income (expenses).

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the fiscal year ended December 31, 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on OTC Bulletin Board under the symbol “BOBS.OB.” Prior to March 11, 2002, our common stock was quoted on The Nasdaq Capital Market. There is a limited public trading market for our common stock. The following table sets forth the range of the high and low bid quotations for our common stock for the periods indicated:

	Common Stock
Three Months Ended	High	Low

March 31, 2006	$1.85	$1.35
June 30, 2006	4.85	1.70
September 29, 2006	3.20	2.45
December 29, 2006	$5.50	$2.60
March 31, 2005	.80	.40
June 30, 2005	1.65	.54
September 30, 2005	1.01	.55
December 30, 2005	$1.51	$0.81

Holders

The number of record holders of our common stock as of December 31, 2006 was 76.

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

Brazil generally requires the registration of foreign capital invested in Brazilian markets or businesses. Thereafter, the Brazilian government must approve any repatriation of the foreign capital, or income earned on the foreign capital investment. In addition, the Brazilian government may also impose temporary restrictions on foreign capital remittances abroad if Brazil’s foreign currency reserves decline significantly. Although approvals on repatriation are usually granted and we know of no current restrictions on foreign capital remittances, our payment of dividends would be subject to these limits if the Brazilian government delays, imposes these restrictions on, or does not approve, the transfer by our Brazilian subsidiary, 22N Participações Ltda., of funds out of Brazil for the payment of dividends to our non-Brazilian shareholders. See “Risk Factors — Risks Relating to Brazil.”

Our payment of dividends is restricted under U.S. law because of the accumulated losses registered in the balance sheet.

Equity Compensation Plans

During 2005, the Company’s Board of Directors and a majority of the shareholders of the Company decided that the Board compensation would be paid in cash and that no more stock options would be granted.

The Company’ stock options pursuant to the 1992 Stock Option Plan, as amended, and granted outside of the plan by the Company’s Board of Directors, were included in a Registration Statement on Form S-8 filed by the Company with the U.S. Securities and Exchange Commission. The Registration Statement, which was assigned File No. 333-133981, was declared effective by the SEC on May 10, 2006.

The provisions set by the Plan are still valid for all vesting options until the last option grant (November, 2004). The following table give information about our common stock that may be issued upon the exercise of options, warrants, and right under all existing equity compensation plans as of December 31, 2006.

EQUITY COMPENSATION PLAN INFORMATION

Number of Securities
	Number of		Remaining Available
	Securities to be		for Future Issuance
	Issued Upon	Weighted-Average	Under Equity
	Exercise of	Exercise Price of	Compensation
	Outstanding	Outstanding	Plans (Excluding
	Options, Warrants	Options, Warrants	Securities Reflected
Plan Category	and Rights	and Rights	in Column(a)
	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	78,750	$1.35	—
Equity compensation plans not approved by security holders(2)	—	—	—
Total(1) + (2)	78,750	$1.35	—

ITEM 6.	SELECTED CONSOLIDATED HISTORICAL FINANCIAL DATA

The following selected consolidated financial data has been derived from our audited financial statements and should be read in conjunction with our consolidated financial statements, including the accompanying notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, appearing elsewhere in this report.

	Year Ended December 31,
	2006		2005		2004		2003		2002
	R$’000

STORE RESULTS
Net Restaurant Sales	R$	80.931	R$	75.559	R$	65.338	R$	60.466	R$	63.465
Store Costs and Expenses
Food, Beverage and Packaging		(30.240)		(28.306)		(24.728)		(23.754)		(25.333)
Payroll & Related Benefits		(19.447)		(17.094)		(14.778)		(13.688)		(13.802)
Restaurant Occupancy		(9.311)		(8.926)		(8.348)		(7.569)		(8.417)
Contracted Services		(9.523)		(8.624)		(8.324)		(7.950)		(7.529)
Depreciation and Amortization		(2.319)		(2.194)		(2.225)		(2.651)		(3.017)
Other Store Costs and Expenses		(3.849)		(3.240)		(2.250)		(1.684)		(1.828)

Total Store Costs and Expenses		(74.689)		(68.384)		(60.653)		(57.296)		(59.926)

STORE OPERATING INCOME		6.242		7.175		4.685		3.170		3.539

FRANCHISE RESULTS
Net Franchise Revenues	R$	16.385	R$	11.963	R$	9.414	R$	9.264	R$	4.904
Franchise Costs and Expenses		(3.176)		(2.144)		(1.916)		(2.150)		(1.166)

FRANCHISE OPERATING INCOME		13.209		9.819		7.498		7.114		3.738

MARKETING, GENERAL AND
ADMINISTRATIVE (EXPENSES) INCOME
Marketing (Expenses) Income		(4.018)		(2.453)		342		(659)		(375)
Administrative Expenses		(11.333)		(9.192)		(7.828)		(6.520)		(7.434)
Other Operating Income (Expenses)		5.425		2.248		634		(2.936)		(607)
Depreciation and Amortization		(626)		(1.158)		(1.160)		(704)		(756)
Net result of assets sold		145		(52)		432		48		(287)
Impairment of assets		(180)		(148)		—		(204)		(1.374)

Total Marketing, G & A (Expenses) Income		(10.587)		(10.755)		(7.580)		(10.975)		(10.833)

OPERATING INCOME (LOSS)		8.864		6.239		4.603		(691)		(3.556)

Interest Income (Expenses)		(623)		537		(3.151)		(3.017)		(4.174)
Foreign Exchange and Monetary Restatement Loss		(42)		(84)		(252)		(410)		(3.480)

NET INCOME (LOSS) BEFORE INCOME TAXES		8.199		6.692		1.200		(4.118)		(11.210)

Income taxes — deferred		4.543		—		—		—		—
Income taxes — current		(2.808)		(2.248)		(599)		—		—

NET INCOME (LOSS)	R$	9.934	R$	4.444	R$	601	R$	(4.118)	R$	(11.210)

NET INCOME (LOSS) PER COMMON SHARE
BASIC AND DILUTED	R$	1,22	R$	0,55	R$	0,08	R$	(0,55)	R$	(1,96)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:
BASIC AND DILUTED		8.137.291		8.061.317		7.970.473		7.552.363		5.707.957

Balance Sheet Data (End of Period):
WORKING CAPITAL DEFICIT		(3.543)		(4.371)		(5.235)		(5.882)		(14.238)
TOTAL ASSETS		46.843		38.070		37.859		35.805		36.984
ACCUMULATED DEFICIT		(48.753)		(58.687)		(63.131)		(63.732)		(59.614)
TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)		10.278		34		(4.192)		(5.103)		(1.510)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with Item 6 — “Selected Consolidation Historical Financial Data”, Item 1A — “Forward Looking Statements”, and with our consolidated financial statements and related notes appearing elsewhere in this report.

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

High levels of uncertainty have marked the Brazilian political environment since the country returned to civilian rule in 1985 after 20 years of military government. Even though the election of Luiz Inácio Lula da Silva in 2002 and 2006 has show democracy increasing matureness in the country, the corruption scandal involving his Workers’ Party (PT), the largest left-wing force in Latin America, and the government mismanagement and paralysis, disappointed many enthusiasts.

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

The Central Bank of Brazil implemented a tight monetary policy in order to keep inflation under control. Nevertheless, the possibility of a left-wing president victory in 2002 intimidated investors, triggering Brazil’s currency devaluation, which in only six months dropped 80.0% against the U.S. Dollar. Inflation, already in two digits, spike higher.

The currency devaluation in 2002 boosted the country exports and helped an economic recovery in the fourth quarter of 2003. In 2004, Brazil capitalized on international growth, depreciated Brazilian currency and higher commodities prices, to grow 4.9%, according to the IBGE — Brazilian Institute of Geography and Statistics (a governmental institution), helping income and employment to recover from its worst figures in years. In 2005, a corruption scandal followed by a major political crises halted economic growth, and Brazil GDP increased only 2.3%, below all expectations. In 2006, albeit massive government spending, decreasing nominal interest rates and controlled inflation, amounting taxes and social contributions, as well as deep-rooted bureaucracy, corroded Brazil’s GDP, which increased only 2.9%.

	Year Ended December 31,
	2006	2005	2004	2003	2002	2001	2000	1999

GDP	2.9%	2.3%	4.9%	0.5%	1.9%	1.3%	4.4%	0.8%
Inflation(1)	3.1%	5.7%	7.6%	9.3%	12.5%	7.7%	6.0%	8.9%
Interest Rates(2)	13.2%	18.1%	17.8%	16.3%	24.9%	19.1%	15.8%	19.0%
Devaluation(3)	(8.7)%	(11.8)%	(8.1)%	(18.2)%	52.3%	18.7%	9.3%	48.0%

(1)	Inflation as measured by IPCA — Broad Consumers Price Index

(2)	Nominal Interest Rates (p.a.) as measured by the average interest rate — SELIC in daily transactions with federal government bond

(3)	Devaluation/Revaluation of the Brazilian (R$) currency against U.S. Dollar ($)

Source:	Brazilian Institute of Geography and Statistics (IBGE) and Central Bank of Brazil.

RESULTS OF OPERATIONS

COMPARISON OF YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004 (Amount in thousand of Brazilian Reais)

The following table sets forth statement of operations for the periods of twelve months ended December 31, 2006, 2005 and 2004. These statements segregate the earnings provided by our operated stores business from the earnings provided by franchise business. All the operating figures were stated as a percentage of the Net Restaurant Sales, except for the franchise figures, which were stated as a percentage of Net Franchise Revenues.

	Twelve Months			Twelve Months			Twelve Months
	Ended			Ended			Ended
	December 31,			December 31,			December 31,
	2006		%	2005		%	2004		%
	R$’000

STORE RESULTS
Net Restaurant Sales	R$	80.931	100,0%	R$	75.559	100,0%	R$	65.338	100,0%
Store Costs and Expenses
Food, Beverage and Packaging		(30.240)	(37,4)%		(28.306)	(37,5)%		(24.728)	(37,8)%
Payroll & Related Benefits		(19.447)	(24,0)%		(17.094)	(22,6)%		(14.778)	(22,6)%
Restaurant Occupancy		(9.311)	(11,5)%		(8.926)	(11,8)%		(8.348)	(12,8)%
Contracted Services		(9.523)	(11,8)%		(8.624)	(11,4)%		(8.324)	(12,7)%
Depreciation and Amortization		(2.319)	(2,9)%		(2.194)	(2,9)%		(2.225)	(3,4)%
Other Store Costs and Expenses		(3.849)	(4,8)%		(3.240)	(4,3)%		(2.250)	(3,4)%

Total Store Costs and Expenses		(74.689)	(92,3)%		(68.384)	(90,5)%		(60.653)	(92,8)%

STORE OPERATING INCOME		6.242	7,7%		7.175	9,5%		4.685	7,2%

FRANCHISE RESULTS
Net Franchise Revenues	R$	16.385	100,0%	R$	11.963	100,0%	R$	9.414	100,0%
Franchise Costs and Expenses		(3.176)	(19,4)%		(2.144)	(17,9)%		(1.916)	(20,4)%

FRANCHISE OPERATING INCOME		13.209	80,6%		9.819	82,1%		7.498	79,6%

	Twelve Months			Twelve Months			Twelve Months
	Ended			Ended			Ended
	December 31,			December 31,			December 31,
	2006		%	2005		%	2004		%
	R$’000

MARKETING, GENERAL AND ADMINISTRATIVE (EXPENSES)
Marketing (Expenses) Income		(4.018)	(5,0)%		(2.453)	(3,2)%		342	0,5%
Administrative Expenses		(11.333)	(14,0)%		(9.192)	(12,2)%		(7.828)	(12,0)%
Other Operating Income (Expenses), net		5.425	6,7%		2.248	3,0%		634	1,0%
Depreciation and Amortization		(626)	(0,8)%		(1.158)	(1,5)%		(1.160)	(1,8)%
Net result of assets sold		145	0,2%		(52)	(0,1)%		432	0,7%
Impairment of assets		(180)	(0,2)%		(148)	(0,2)%		—	0,0%

Total Marketing, G & A (Expenses) Income		(10.587)	(13,1)%		(10.755)	(14,2)%		(7.580)	(11,6)%

OPERATING INCOME		8.864			6.239			4.603

Interest Income (Expenses), net		(623)	(0,8)%		537	0,7%		(3.151)	(4,8)%
Foreign Exchange and Monetary Restatement Loss		(42)	(0,1)%		(84)	(0,1)%		(252)	(0,4)%

NET INCOME BEFORE INCOME TAXES		8.199	10,1%		6.692	8,9%		1.200	1,8%

Income taxes — deferred		4.543	5,6%		—	0,0%		—	0,0%
Income taxes — current		(2.808)	(3,5)%		(2.248)	(3,0)%		—	0,0%

NET INCOME	R$	9.934	12,3%	R$	4.444	5,9%	R$	1.200	1,8%

STORE RESULTS

Net Restaurant Sales

Restaurant sales for our company-owned and operated points of sales increased R$5.4 million or 7.1% to R$80.9 million for the year ended December 31, 2006 as compared to R$75.5 million and R$65.3 million for the years ended December 31, 2005 and 2004, respectively. Same store sales increased approximately 3.8% for the year ended December 31, 2006 as compared to the year ended December 31, 2005. Same store sales for the year ended December 31, 2005 increased by 17.2% when compared to 2004.

In 2006, restaurant sales had a significative increase during the first quarter, moderate during the second and third quarters and a slight decrease in the fourth quarter. It is relevant to state that restaurant sales for the fourth quarter of 2005 was intensively strong (20.0% higher than the same period of 2004).

The overall increase of restaurant sales during the year 2006 is due to the continuous improvement of the Brazilian economic environment during that year, as compared to the same period of the previous year, and to (a) consumer response to intensive marketing campaigns, when Bob’s brand had an increased presence in Brazilian media, (b) investments to remodel stores and purchase new store equipment, (c) successful sales at special events as Rio de Janeiro’s Carnival and the U2 (international rock star) concerts at Morumbi Soccer Stadium, São Paulo.

The increase of restaurant sales from 2004 to 2005 was due to (i) good economic environment in Brazil; (ii) intensive marketing campaigns featuring one of the Company’s most popular products (“Ovomaltine” milkshake) as well as products to younger consumer and health oriented products, including Nestea beverages; (iii) investments on remodeling stores; (iv) an average increase of 9.0% in the sales price of Company’s products from December 31, 2004 to December 31, 2005; and (v) 2005 winter in Brazil (July, August and September), which has been one of the warmest in recent years, resulting in considerable increases in sales of products such as ice cream, sundaes, milkshakes and soft-drinks.

Food, Beverage and Packaging Costs

As a percentage of net restaurant sales, food, beverage and packaging costs were (37.4%), (37.5%) and (37.8%) for the years ended December 31, 2006, 2005 and 2004, respectively.

Food, beverage and packaging costs decreased from 2004 to 2005 and to 2006 as a percentage of net restaurant sales due to our ongoing efforts on negotiations of long term agreements with some suppliers. Also, the permanent growth of our franchise network is enhancing our negotiation power with the suppliers.

In addition, during 2005 and 2006 the devaluation of the U.S. Dollar against the Brazilian Real provided a cost decrease on imported goods such as french fries and ice cream.

In 2006, cost of food, beverage and packaging had a slight reduction due to the new conditions of our logistical supplier’s contract initiated in January 2006. Products like meat and chicken had the cost stabilized from 2006 to 2005.

Payroll & Related Benefits

As a percentage of net restaurant sales, store payroll and related benefits were (24.0%) for the year ended December 31, 2006 and (22.6%), flat for the two years ended December 31, 2005 and 2004.

During 2006 and 2005 there were increases on labor costs, such as:

- 2006- (i) the rise of the Company’s store personnel salaries of approximately 5.0% provided by union-driven agreements; (ii) an average hiring of one employee (some trainees) per point of sale; (iii) most of the trainees that were working at our own stores during 2005 were converted or substituted to employees; (iv) increases in the cost of medical insurance (employee benefit).

- 2005- (i) the rise of the Company’s store personnel salaries of approximately 6.6% provided by union-driven agreements; (ii) growth of number of employees — new Operation Supervisors and temporary employees; (iii) conversion of trainees (which have no labor charges) into new employees.

Restaurant Occupancy Costs and Other Expenses

As a percentage of restaurant sales, restaurant occupancy costs and other expenses were (11.5%), (11.8%) and (12.8%) for the years ended December 31, 2006, 2005 and 2004, respectively.

These decreases are due to negotiations of lease contracts which included temporary and permanent lease cost reductions. The growth of sales has also optimized the occupancy cost resulting on a percentage decrease.

These decreases were partially offset by increases in such rents, which contract is annually restated according to Brazilian inflation measured by the IGP-M index, at 3.8% in 2006, 1.2% in 2005 and 12.4% in 2004, as well as the opening of a new premium store with relevant rent cost.

Contracted Services

Expenses related to contracted services expressed as a percentage of net restaurant sales were approximately (11.8%), (11.4%) and (12.7%) for the twelve months ended December 31, 2006, 2005 and 2004, respectively.

During 2006, the increases is mainly attributable to higher costs as electricity, security, higher consumption of spare parts linked to maintenance contracts as well as higher cost due to special events constructions. This increase was offset by the reduction of money collection and maintenance costs and to the growth of sales, which optimized the contracted service costs.

During 2005, this decrease was mainly attributable to the reduction of utilities (especially communication), to decreases on money collection expenses as well as delivery costs. Those reductions were partially offset by increases in the costs of maintenance on equipment and buildings.

Other Store Cost and Expenses

Other store cost and expenses expressed as a percentage of net restaurant sales were approximately (4.8%), (4.3%) and (3.4%) for the twelve months ended December 31, 2006, 2005 and 2004, respectively.

The increases during 2006 is mainly attributable to higher expenses with cleaning material, transportation in special events, training and travel expenses of operating personnel.

The increase during 2005 is mainly attributable to the increase of cleaning material and higher expenses related to special events.

FRANCHISE RESULTS

Net Franchise Revenues

Franchise revenues are comprised of initial fees (amount due at the signing of a new franchise contract) and royalty fees (derived from a percentage on the sales of the stores operated by franchisees), as set forth below:

	12 Months Ended December, 31
	2006	2005	2004
	R$’000

Net Franchise Royalty Fees	13,638	10,167	8,035
Initial Fee	2,747	1,796	1,379

Net Franchise Revenues	16,385	11,963	9,414

Franchise revenues increased R$4.4 million or 37.0% to R$16.4 million for the year ended December 31, 2006, as compared to R$12.0 million and R$9.4 million for the years ended December 31, 2005 and 2004, respectively. These increases are mainly attributable to our special efforts to grow our franchise operations from 321 points of sale as of December 31, 2004 to 386 as of December 31, 2005 to 456 as of December 31, 2006, to higher number of new franchisees in the period of 2006, and to the macroeconomic environment improvement in Brazil.

In addition of royalty fees and initial fees, the Company receives from franchisees market funds which represent franchise contributions to finance corporate marketing investments and are accounted for as discussed at note 2 of the financial statements.

Franchise Costs and Expenses

Franchise cost and expenses expressed as a percentage of net franchise revenues were approximately (19.4%), (17.9%) and (20.4%) for the twelve months ended December 31, 2006, 2005 and 2004, respectively.

The increase in 2006 is attributable to hiring personnel and promoting personnel of the franchise department, as well as increase on car rental and traveling expenses.

The decrease in 2005 is attributable to the optimization of the franchise expenses related to the growth of the franchise network.

MARKETING AND ADMINISTRATIVE (EXPENSES) INCOME

Marketing (expenses) income

As a percentage of net restaurant sales, marketing income (expenses) were approximately (5.0%), (3.2%) and 0.5% for the twelve months ended December 31, 2006, 2005 and 2004, respectively.

The Company recognizes its own advertising expense as incurred. Advertising expense, including own and franchisee expenditures, was R$16.9 million, R$13.0 million and R$5.1 million for the twelve months ended December 31, 2006, 2005 and 2004, respectively.

The increase observed in 2006 is attributable to the expansion of the franchise operations and to a change in the marketing policy through which the Company is committed to its franchisees to (i) entirely use the market fund received from them on marketing investments; and (ii) expend up to 4.0% of own restaurant gross sales on marketing campaigns.

The balance of non-invested marketing fund as of December 31, 2006 amounts R$3.8 million (R$1.4 million in 2005), and refers to a strategic reserve to finance marketing campaigns in the beginning of the following year, which is a period of increased sales in the fast-food market because of summer and scholar vacations, and is recorded as accounts payable and accrued expenses at the balance sheet.

The increase of net marketing expense in 2005 is attributable to higher and more expensive investments mainly related to TV commercials.

Administrative Expenses

As a percentage of restaurant sales, administrative expenses were approximately (14.0%), (12.2%) and (12.0%) for the twelve months ended December 31, 2006, 2005 and 2004, respectively.

This increase is attributable to (a) increase in salaries and labor charges of Company’s administrative personnel (new hiring on supply and other departments); (b) increases on medical insurance, meal and transportation benefits to administrative employees; (c) consulting services contracted to improve operational methods and training, as well as to prepare new business projects; (d) tax consulting and other services contracted to avoid further tax penalties (see Note 10 of the consolidated financial statements); and (e) increase of legal fees, specially in the last quarter of 2006.

For 2005 the administrative expenses increased due to the growth of Company’s sales which required a physical expansion of Company’s headquarters, as well as new hired employees in finance and accounting departments. In addition, there were two promotions for top management: (i) one for the supply department; (ii) one for a new region unit, which will develop a network at regions in Brazil where the Company has not a meaningful presence. Those increases were partially offset by lower consulting fees and lower bank charges.

Other Operating Income (Expenses)

Other operating income (expenses) expressed as a percentage of net restaurant sales were 6.7%, for the twelve months ended December 31, 2006, 3.0% for the twelve months ended December 31, 2005 and 1.0% for the same period ended December 31, 2004.

Other operating income (expenses) are mainly comprised of income derived from suppliers pursuant to terms of certain exclusivity agreements and non recurring income or expenses. The following table sets forth the breakdown of Other Operating Income (Expense):

	December 31,
	2006		2005		2004
	R$’000

Exclusivity agreements	R$	6.059	R$	3.655	R$	3.949
Income from properties leasing		460		410		226
Uncollectable receivables		(482)		(2.470)		(2.243)
Reassessed tax and other tax adjustments		(701)		1.552		(632)
Accruals for contingencies		(936)		(1.482)		(117)
Judicial agreements		2.493		—		—
Tax consulting		(1.175)		—		—
Transport and logistic operating income		—		873		9
Preopening and other (expenses) income		(293)		(290)		(558)

	R$	5.425	R$	2.248	R$	634

The year of 2005 was impacted by adjustments related to reassessed federal taxes. On the other hand during 2006 the lack of such positive results was substitute by higher exclusivity revenues, by lower charges of uncollectible receivables and by a gain provided by an agreement between Venbo and IBM Leasing to cease their judicial dispute (see note 10 of the Financial Statements).

Other operating income was impacted by the reassessed tax reversal of 2005 discussed at note 4 of the consolidated financial statements, by the positive operating results of Venbo’ subsidiary, Suprilog, which operations started during the third quarter of 2004 and ended on the beginning of December, 2005.

Despite of improving the collection rate from its franchisees during 2005, the Company had to write-off approximately R$1.1 million of credit card receivables due to accumulated administration fees, which were not previously accounted for.

Depreciation and Amortization (Stores and Headquarters)

As a percentage of restaurant sales, depreciation and amortization expense, (both store and headquarters) was approximately (3.6%), (4.4%) and (5.2%) for the years ended December 31, 2006, 2005 and 2004, respectively.

The decrease observed in 2005 is due to the stabilization of the depreciation cost compared to the increase of sales.

The decrease on depreciation and amortization expenses during 2006 is due to the sale of trucks which were used for the operation of Suprilog, Venbo’ subsidiary, and to the growth of sales, which optimized depreciation and amortization expenses, helping on the percentage decrease.

Impairment of Assets and Net Result of Assets Sold

We review our fixed assets in accordance with SFAS 144, which requires that long-lived assets being disposed of be measured at the lower of carrying amount or fair value less cost to sell. As a consequence of such review, the Company recorded expenses in 2006 and 2005 derived from the adjustments to reach such appropriate fixed asset value.

INTEREST INCOME (EXPENSES) AND FOREIGN EXCHANGE GAIN (LOSS)

Interest Income (Expenses)

As a percentage of restaurant sales, net interest expense and foreign exchange gains and/or losses were approximately (0.8%), 0.7% and (4.8%) for the years ended December 31, 2006, 2005 and 2004, respectively.

The percentage decrease for the period ended December 31, 2005 as compared to the same period in 2004 is attributable to reduction of the level of Company’s bank indebtedness and to the effect of the reversal of interest on reassessed tax discussed at note 12 of the financial statements. In addition, the Company accounted for a non-recurring income of approximately R$800,000 regarding finance discounts obtained from one of its suppliers.

During 2006 level of Company’s bank indebtedness kept lower than in previous years, however there was no non-recurring interest income as in 2005.

Foreign Exchange and Monetary Restatement Gain (Loss)

As a percentage of net restaurant sales, net foreign exchange and monetary restatement gain and/or losses were approximately (0.1%), (0.1%) and (0.4%) for the twelve months ended December 31, 2006, 2005 and 2004, respectively. There were no significant changes in net foreign exchange and monetary loss during the periods.

INCOME TAXES

Venbo Comércio de Alimentos Ltda. (“Venbo”) has substantial tax loss carryfoward derived from its past negative operating results. Usually, tax losses represent deferred tax assets. However, before the year 2006, the Company did not record any deferred tax assets due the uncertainty of Venbo’s future positive results and, as a consequence, doubtful taxable income. As of December 31, 2006, Venbo’s business forecasts indicated taxable income for the next 10 years. Accordingly, the Company accounted for net deferred tax asset the amount of R$4.5 million, which is expected to be realized during the same period. The recognition of such asset also increased the income statement in the same amount.

LIQUIDITY AND CAPITAL RESOURCES (Amounts in thousand of Brazilian reais)

A) Introduction

As of December 31, 2006, we had cash on hand of R$3.8 million (which include temporary investments of R$976,509) and a working capital deficiency of R$3.5 million.

For the year ended December 31, 2006, we had net cash provided by operating activities of R$5.6 million, net cash used in investing activities of R$3.5 million and net cash used by financing activities of approximately R$616,000. Net cash used in investing activities was primarily the result of the Company’s investment in property and equipment to improve the Company’s retail operations. Net cash used on financing activities was a result of the Company’s repayment of borrowings from financial institutions.

The Company has also invested in the financial market approximately R$880,000, re-purchasing 201,935 shares that, up to the end of the year of 2006, had considerably increased their value according to the over the counter market where they are negotiated.

B) Debt Obligation — financial institutions

As of December 31 2006, the Company had no debt obligation with financial institutions.

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

The tax debt evolution and their current status are summarized as follows:

State Tax

Since the second quarter of 2000, the Company has been reaching a sequence of agreements with the Rio de Janeiro state government to settle unpaid taxes in installments. The last agreement with the Rio de Janeiro state government was settled during the third quarter of 2004, through which the Company sold one of its properties in exchange of (a) a sum in cash; (b) the waiver of the balance of the unpaid state tax that were being paid in installments according to previous agreements; and (c) tax credits which compensated tax on revenues accounted for during the last quarter of 2004.

Nevertheless, during this last agreement, the fiscal authorities did not recognize a portion of the Company state tax liability and were recalculating another portion.

During 2005, the fiscal authorities computed some portions of the debt, promptly paid by the Company, at the amount of approximately R$681,915. The Company did not pay any significant amount related to Rio de Janeiro state government agreements during 2006 .The consolidation of the remaining debt is not expected to be computed during 2007, and accordingly the Company estimated and accrued such portion as long-term liability. The remaining debt of R$414,628, subject to the fiscal authorities consolidation, is annually restated by interest rates set by the Rio de Janeiro state government, currently 5.8% per year.

Federal Taxes

Concerning the unpaid federal taxes and the Social Security penalties, the Company applied to join and was accepted into two subsequent amnesty programs offered by the Brazilian federal government (REFIS during 1999 and PAES during 2003).

The second amnesty program (PAES) included the balance of the previous federal tax amnesty program (REFIS) and unpaid 2001 and 2002 federal tax, as well as the Social Security penalties. The total debt included in such program is being paid in monthly installments, on a timely basis, equivalent to 1.5% of the Company’s gross sales, with interest accruing at rates set by the Brazilian federal government, which currently are 7.0% per year.

As of December 31, 2006, the Company paid approximately R$1.8 million related to such Brazilian federal tax amnesty program, including R$241,012 of interests.

During the last quarter of 2006, Brazilian Social Security Authorities applied penalties of R$1.6 million against the Company, by charging certain employees benefits not covered by the Company’s previous calculation of Social Security contributions. Those penalties were accrued on the Company’s Consolidated balance sheet as of December, 31 2006.

D) Debt Obligation — summary of tax debts

Considering all the above mentioned fiscal debts, we are required to pay restructured past-due Brazilian state taxes of approximately R$414,628 and federal taxes of approximately R$13.7 million.

For the year 2007, we expect to pay approximately R$1.7 million pursuant to the federal tax amnesty program and R$1.6 million related to social security penalties.

The following table summarizes the tax debts:

	December 31,
	2006
					Long
	Total		Current		Term
	Liability		Liability		Liability
	R$’000

Reassessed taxes
State tax (value-added)		415		—		415
Federal taxes (PAES)		13.698		1.695		12.003

TOTAL	R$	14.113	R$	1.695	R$	12.418

E) Other Obligations

We have long-term contractual obligations in the form of operating lease obligations related to our owned and operated outlets.

The future minimum lease payments under those obligations with an initial or remaining non-cancelable lease terms in excess of one year at December 31, 2006 are as follows:

Fiscal Year	Contractual Leases
R$’000

2007	6,407
2008	4,107
2009	3,270
2010	2,466
2011	1,949
Thereafter	1,700

Total	19,899

Rent expense was R$6.6 million for the year ended December 31, 2006.

Our capital expenditures for fiscal 2006 were approximately R$4.1 million. We require capital primarily for the improvement of our owned and operated points of sale. Currently, four of our owned and operated retail outlets are located in facilities that we own and all of our other owned and operated retail outlets are located in leased facilities.

Our average cost to open a retail outlet is approximately R$300,000 to R$700,000 including leasehold improvements, equipment and beginning inventory, as well as expenses for store design, site selection, lease negotiation, construction supervision and obtaining permits.

We have estimated that our capital expenditures for fiscal 2007, which will be used to maintain and upgrade our current restaurant network as well to provide new investments on restaurant equipment, will be approximately R$5.0 million. During 2007, we intend to focus our efforts on expanding both the number of our franchisees and the number of our franchised retail outlets, neither of which are expected to require significant capital expenditures. In addition, such expansion will provide income derived from initial fees charged to new franchised locations.

As discussed above, we have contractual obligations in different forms. The following table summarizes our contractual obligations and financial commitments, as well as their aggregate maturities.

	Contractual
Fiscal Year	Leases	Fiscal Debt	Total
	R$’000

2007	6.407	1.695	8.102
2008	4.107	1.614	5.721
2009	3.270	1.200	4.470
2010	2.466	1.200	3.666
2011	1.949	1.200	3.149
Thereafter	1.700	7.204	8.904

Total	19.899	14.113	34.012

Lease obligations are usually restated in accordance to Brazilian inflation (see disclose the latest recent annual rates at Background, ITEM 7 of this report). Fiscal debts are due with interests, which rates are discussed on letter C above. All the amounts disclosed on the previous tables include interest incurred up to December 31, 2006 on an accrual basis.

We have no other long-term debt obligations. We have no operating obligations and no purchase obligations.

We plan to address our immediate and future cash flow needs to include focusing on a number of areas including:

•	the expansion of Company’s franchisee base, which may be expected to generate additional cash flows from royalties and franchise initial fees without significant capital expenditures;

•	the continuing of motivational programs and menu expansions to meet consumer needs and wishes;

•	negotiation with suppliers in order to obtain significant rebates in long term supply contracts; and

•	renegotiation of past due receivables with franchisees.

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

We annually review our financial reporting and disclosure practices and accounting policies to ensure that they provide accurate and transparent information relative to the current economic and business environment. We believe that of our significant accounting policies (See the Notes to Consolidated Financial Statements or summary of significant accounting policies more fully described in pages F-9 through F-14, the following involve a higher degree of judgement and/or complexity.

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

Revenue recognition

Restaurant sales revenue is recognized when purchase in the store is effected.

Initial franchise fee revenue is recognized when all material services and conditions relating to the franchise have been substantially performed or satisfied which normally occurs when the restaurant is opened. Monthly franchise fees based on a percentage of the revenues of the franchisee are recognized when earned.

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

Also as per SFAS No. 109, the Company has to estimate its valuation allowance, which reflects the Company’s assessment of the likelihood of realizing the net deferred tax assets in view of current operations.

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

Accordingly, from January, 1 2004 to December 31, 2005 the Company was not required to record stock-based compensation charges if the employee’s stock option exercise price is equal to or exceeds the fair value of the stock at the date of grant.

Effective January 1, 2006, the Company adopted the provisions of the Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (SFAS No. 123(R)), using the modified-prospective transition method. Under this transition method, compensation cost beginning in 2006 includes the portion vesting in the period for (1) all share-based payments granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (2) all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.

NEW ACCOUNTING STANDARDS

In May 2005, the FASB issued Statement of Financial Statement Accounting Standards No. 154, “Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). This Statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of the provisions of SFAS 154 did not have a material effect on the Company’s Consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which is an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to retained earnings. The Company is evaluating the impact of adopting FIN 48; however, the Company believes that adoption of such interpretation will not have a material effect on the Company’s Consolidated financial statements.

In September 2006 the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, which establishes a framework for measuring fair value and expands disclosures about fair value measurements. The new Statement should be adopted for financial statements issued for fiscal years beginning after November 15, 2007. The Company is evaluating the impact of adopting SFAS No. 157; however, the Company believes that adoption of such interpretation will not have a material effect on the Company’s Consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS No. 158). SFAS No. 158 requires the Company to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the Consolidated balance sheet and to recognize changes in that funded status in the year changes occur through other comprehensive income. The provisions of SFAS 158 did not effect the Company’s Consolidated financial statements since the Company has no pension plans for its employees.

Effective January 1, 2006, the Company adopted the provisions of the Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (SFAS No. 123(R)), using the modified-prospective transition method. Under this transition method, compensation cost beginning in 2006 includes the portion vesting in the period for (1) all share-based payments granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (2) all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.

OFF-BALANCE SHEET ARRANGEMENTS

We are not involved in any off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

We finance a portion of our operations by issuing debt and entering into bank credit facilities. These debt obligations expose us to market risks, including interest rate risk and foreign currency exchange risk. A portion of our purchase commitments are denominated in U.S. Dollars, while our operating revenues are denominated in Brazilian Reais. We have extinguished all of our debt denominated in U.S. Dollars during 2003, and we do not foresee any significant foreign exchange risk. We attempt, when possible, to protect our revenues from foreign currency exchange risks by periodically adjusting our selling prices in Reais.

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

See pages F-1 through F-25 comprising a portion of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis, we have formalized our disclosure controls and procedures. Ricardo Figueiredo Bomeny, our principal executive and acting as our principal financial officer has reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of December 31, 2006. Based on such evaluation, Mr. Bomeny has concluded that, as of December 31, 2006, our disclosure controls and procedures were effective in timely alerting him to material information relating to us (and our consolidated subsidiaries) required to be included in our periodic SEC filings.

There have been no significant changes in our internal controls or other factors that could significantly affect internal controls subsequent to the date of their evaluation.

Under the supervision and with the participation of management, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer, Ricardo Bomeny, who is also our acting Principal Financial Officer has concluded that, as of December 31, 2006, these disclosure controls and procedures were effective in timely alerting him to material information relating to our company required to be included in our periodic SEC reports. Since December 31, 2006, there were no significant changes in our internal control over financial reporting, or in other factors, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

The 1997/2001 stockholders’ agreement between us and several stockholders was terminated on December 29th, 2004 and is no longer of any force or effect.

Unregistered Sales of Equity Securities and Use of Proceeds

(c) During the twelve months ended December 2006, the Company purchased a total of 100,035 shares of its common stock at a total cost of R$592,232.

Quarterly increments of such purchase are as follows:

	Number of	Amount
Fiscal 2006 Quarter	Shares	Paid
	(Thousand of R$)

1st	16.000	53
2nd	37.000	247
3rd	25.035	157
4th	22.000	135

Total	100.035	592

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The items required by Part III, Item 10 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2007 Annual Meeting of Shareholders to be filed on or before April 30, 2007.

ITEM 11.	EXECUTIVE COMPENSATION

The items required by Part III, Item 11 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2007 Annual Meeting of Shareholders to be filed on or before April 30, 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The items required by Part III, Item 12 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2007 Annual Meeting of Shareholders to be filed on or before April 30, 2007.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The items required by Part III, Item 13 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2007 Annual Meeting of Shareholders to be filed on or before April 30, 2007.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The items required by Part III, Item 14 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2007 Annual Meeting of Shareholders to be filed on or before April 30, 2007.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Financial Statement Schedules:

(i) Financial Statements filed as a part of this Annual Report are listed on the “Index to Financial Statements” at page F-1 herein.

(ii) Financial Statement Schedules

(b) Reports on Form 8-K

None.

(c) Exhibits

Exhibit
Index		Description

3.1		Certificate of Incorporation of the Registrant, as amended(1)
3.2		By-laws of the Registrant(2)
10.1		Amended and Restated 1992 Stock Option Plan(2)
10.2		Capitalization and Administrative Restructuring Intentions Protocol dated May 15, 2002 by and among Brazil Fast Food Corp., Gustavo Figueredo Bomeny, CCC Emprendimentos e Participacoes Ltda., BigBurger Ltda., Jose Ricardo Bousquet Bomeny, Omar Carneiro da Cunha, Seaview Venture Group, Peter van Voorst Vader and Shampi Investments A.E.C.(3)
21.1		Subsidiaries of Registrant(4)
24.1		Power of Attorney (comprises a portion of the signature page of this report)
31	.1*	Certification by Ricardo Figueiredo Bomeny, Chief Executive Officer and Acting Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1*	Certification by Ricardo Figueiredo Bomeny, Chief Executive Officer and Acting Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

(1)	Filed as an exhibit to Registrant’s Registration Statement on Form S-1 (File No. 333-3754).

(2)	Filed as an exhibit to Registrant’s Registration Statement on Form S-1 (File No. 33-71368).

(3)	Filed as an exhibit to Registrant’s Current Report on Form 8-K, dated April 1, 2002.

(4)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 0-23278).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRAZIL FAST FOOD CORP.

By:	/s/ Ricardo Figueiredo Bomeny
Ricardo Figueiredo Bomeny
President and Chief Executive Officer

April 2, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

KNOWN ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints and hereby authorizes Ricardo Figueiredo Bomeny, severally, such person’s true and lawful attorneys-in-fact, with full power of substitution or resubstitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign on such person’s behalf, individually and in each capacity stated below, any and all amendments, to this Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated:

/s/ Ricardo Figueiredo Bomeny Ricardo Figueiredo Bomeny	Chief Executive Officer and Acting Chief Financial Officer	Date: April 2, 2007

/s/ Omar Carneiro da Cunha Omar Carneiro da Cunha	Chairman of the Board	Date: April 2, 2007

/s/ Peter J.F. van Voorst Vader Peter J.F. van Voorst Vader	Director	Date: April 2, 2007

/s/ Romulo Borges Fonseca Romulo Borges Fonseca	Director	Date: April 2, 2007

/s/ José Ricardo Bousquet Bomeny José Ricardo Bousquet Bomeny	Director	Date: April 2, 2007

/s/ Stephen J. Rose Stephen J. Rose	Director	Date: April 2, 2007

/s/ Guillermo Hector Pisano Guillermo Hector Pisano	Director	Date: April 2, 2007

/s/ Gustavo Figueiredo Bomeny Gustavo Figueiredo Bomeny	Director	Date: April 2, 2007

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

EXHIBIT INDEX

Exhibit
Index		Description

3.1		Certificate of Incorporation of the Registrant, as amended(1)
3.2		By-laws of the Registrant(2)
10.1		Amended and Restated 1992 Stock Option Plan(2)
10.2		Capitalization and Administrative Restructuring Intentions Protocol dated May 15, 2002 by and among Brazil Fast Food Corp., Gustavo Figueredo Bomeny, CCC Emprendimentos e Participacoes Ltda., BigBurger Ltda., Jose Ricardo Bousquet Bomeny, Omar Carneiro da Cunha, Seaview Venture Group, Peter van Voorst Vader and Shampi Investments A.E.C.(3)
21.1		Subsidiaries of Registrant(4)
24.1		Power of Attorney (comprises a portion of the signature page of this report)
31	.1*	Certification by Ricardo Figueiredo Bomeny, Chief Executive Officer and Acting Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1*	Certification by Ricardo Figueiredo Bomeny, Chief Executive Officer and Acting Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

(1)	Filed as an exhibit to Registrant’s Registration Statement on Form S-1 (File No. 333-3754).

(2)	Filed as an exhibit to Registrant’s Registration Statement on Form S-1 (File No. 33-71368).

(3)	Filed as an exhibit to Registrant’s Current Report on Form 8-K, dated April 1, 2002.

(4)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 0-23278).

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of
Brazil Fast Food Corp. and subsidiaries

We have audited the accompanying consolidated balance sheets of Brazil Fast Food Corp. and subsidiaries (a Delaware corporation) as of December 31, 2006 and 2005, and the related consolidated income statements, comprehensive income, changes in shareholders’ equity and cash flows for the three years ended December 31,2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brazil Fast Food Corp. and subsidiaries as of December 31, 2006 and 2005 and the results of their operations and their cash flows for the three years ended December 31,2006, in conformity with accounting principles generally accepted in the United States of America.

Rio de Janeiro, Brazil
March 27, 2006

BDO Trevisan Auditores Independentes

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006		2005
	(In thousands of Brazilian reais, except share amounts)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	R$	3.810	R$	2.444
Inventories		2.187		2.054
Accounts receivable
Clients		2.026		1.420
Franchisees		6.012		5.267
Allowance for doubtful accounts		(726)		(1.081)
Prepaid expenses		814		620
Other current assets		1.690		1.076

TOTAL CURRENT ASSETS		15.813		11.800

PROPERTY AND EQUIPMENT, NET		17.454		15.970
DEFERRED CHARGES, NET		4.554		5.477
OTHER RECEIVABLES AND OTHER ASSETS		9.022		4.823

TOTAL ASSETS	R$	46.843	R$	38.070

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable	R$	—	R$	959
Accounts payable and accrued expenses		10.714		8.526
Payroll and related accruals		2.826		2.317
Income taxes accruals		331		737
Taxes, other than income taxes		980		1.014
Current portion of deferred income		986		996
Current portion of contingencies and reassessed taxes		3.253		1.522
Other current liabilities		266		100

TOTAL CURRENT LIABILITIES		19.356		16.171
DEFERRED INCOME, less current portion		1.064		2.058
CONTINGENCIES AND REASSESSED TAXES, less current portion (note 10)		16.145		19.807

TOTAL LIABILITIES		36.565		38.036

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 5,000 shares authorized; no shares issued		—		—
Common stock, $.0001 par value, 12,500,000 shares authorized; 8,384,177 and 8,128,427 shares issued; 8,182,242 and 8,026,527 shares outstanding		1		1
Additional paid-in capital		60.818		59.883
Treasury Stock (201,935 and 101,900 shares)		(808)		(216)
Accumulated Deficit		(48.753)		(58.687)
Accumulated comprehensive loss		(980)		(947)

TOTAL SHAREHOLDERS’ EQUITY		10.278		34

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	R$	46.843	R$	38.070

The accompanying notes are an integral part of the consolidated financial statements.

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

	Year Ended December 31,
	2006		2005		2004
	(In thousands of Brazilian reais, except share amounts)

STORE RESULTS
Net Restaurant Sales	R$	80.931	R$	75.559	R$	65.338
Store Costs and Expenses
Food, Beverage and Packaging		(30.240)		(28.306)		(24.728)
Payroll & Related Benefits		(19.447)		(17.094)		(14.778)
Restaurant Occupancy		(9.311)		(8.926)		(8.348)
Contracted Services		(9.523)		(8.624)		(8.324)
Depreciation and Amortization		(2.319)		(2.194)		(2.225)
Other Store Costs and Expenses		(3.849)		(3.240)		(2.250)

Total Store Costs and Expenses		(74.689)		(68.384)		(60.653)

STORE OPERATING INCOME		6.242		7.175		4.685

FRANCHISE RESULTS
Net Franchise Revenues	R$	16.385	R$	11.963	R$	9.414
Franchise Costs and Expenses		(3.176)		(2.144)		(1.916)

FRANCHISE OPERATING INCOME		13.209		9.819		7.498

MARKETING, GENERAL AND ADMINISTRATIVE (EXPENSES) INCOME
Marketing (Expenses) Income		(4.018)		(2.453)		342
Administrative Expenses		(11.333)		(9.192)		(7.828)
Other Operating Income (Expenses), net		5.425		2.248		634
Depreciation and Amortization		(626)		(1.158)		(1.160)
Net result of assets sold		145		(52)		432
Impairment of assets		(180)		(148)		—

Total Marketing, G & A (Expenses) Income		(10.587)		(10.755)		(7.580)

OPERATING INCOME (LOSS)		8.864		6.239		4.603

Interest Income (Expenses), net		(623)		537		(3.151)
Foreign Exchange and Monetary Restatement Loss		(42)		(84)		(252)

NET INCOME (LOSS) BEFORE INCOME TAXES		8.199		6.692		1.200

Income taxes — deferred		4.543		—		—
Income taxes — current		(2.808)		(2.248)		(599)

NET INCOME (LOSS)	R$	9.934	R$	4.444	R$	601

NET INCOME (LOSS) PER COMMON SHARE
BASIC AND DILUTED	R$	1,22	R$	0,55	R$	0,08

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC AND DILUTED		8.137.291		8.061.317		7.970.473

The accompanying notes are an integral part of the consolidated financial statements.

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2006		2005		2004
	(In thousands of Brazilian reais)

Net Income	R$	9.934	R$	4.444	R$	601
Other comprehensive loss:
Foreign currency translation adjustment		(33)		(20)		(25)

Comprehensive Income	R$	9.901	R$	4.424	R$	576

The accompanying notes are an integral part of the consolidated financial statements.

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

				Additional						Accumulated
	Common Stock			Paid-in		Treasury		Accumulated		Comprehensive
	Shares	Par Value		Capital		Stock		Deficit		Loss		Total
	(In thousands of Brazilian reais)

Balance, December 31, 2003	7.806.540	R$	1	R$	59.530	R$	—	R$	(63.732)	R$	(902)	R$	(5.103)
Shares granted to Venbo Employees and share adjustment (see note 13)	35.637				36		—						36
Shares in exchange of services	260.000				299								299
Net income	—		—		—		—		601		—		601
Cumulative translation adjustment	—		—		—		—		—		(25)		(25)

Balance, December 31, 2004	8.102.177	R$	1	R$	59.865	R$	—	R$	(63.131)	R$	(927)	R$	(4.192)
Exercise of options	26.250				18		—						18
Acquisition of Company’s own shares	(101.900)						(216)						(216)
Net Income	—		—		—		—		4.444		—		4.444
Cumulative translation adjustment	—		—		—		—		—		(20)		(20)

Balance, December 31, 2005	8.026.527	R$	1	R$	59.883	R$	(216)	R$	(58.687)	R$	(947)	R$	34
Exercise of options	255.750		—		935		—		—		—		935
Net Income	—		—		—		—		9.934		—		9.934
Acquisition of Company’s own shares	(100.035)		—		—		(592)		—		—		(592)
Cumulative translation adjustment	—		—		—		—		—		(33)		(33)

Balance, December 31, 2006	8.182.242	R$	1	R$	60.818	R$	(808)	R$	(48.753)	R$	(980)	R$	10.278

The accompanying notes are an integral part of the consolidated financial statements.

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(In thousands of Brazilian reais)

CASH FLOW FROM OPERATING ACTIVITIES:
Net Income	$9.934	$4.444	$601
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	2.945	3.352	3.385
(Gain) Loss on assets sold and impairment of assets	35	200	(432)
Deferred income tax asset	(4.543)
Accrued reassessed tax	—	(809)	—
Expense accounted for on grant of shares	—	—	36
Expense paid through issuance of equity	—	—	299
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(1.706)	484	(895)
Inventories	(133)	312	(770)
Prepaid expenses and other current assets	(808)	344	92
Other assets	344	(1.626)	(1.166)
(Decrease) increase in:
Accounts payable and accrued expenses	2.188	2.422	504
Payroll and related accruals	509	361	372
Taxes	(440)	640	409
Other liabilities	(1.765)	235	(1.785)
Deferred income	(1.004)	(358)	1.053

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	5.556	10.001	1.703

CASH FLOW FROM INVESTING ACTIVITIES:
Additions to property and equipment	(4.059)	(4.356)	(3.354)
Leased Assets	—	—	(2.017)
Acquisition of Company’s own shares	(592)	(216)	—
Proceeds from sale of property, equipment and deferred charges	518	1.806	3.757

CASH FLOWS (USED IN) INVESTING ACTIVITIES	(4.133)	(2.766)	(1.614)

CASH FLOW FROM FINANCING ACTIVITIES:
Net Borrowings (Repayments) under lines of credit	(959)	(6.506)	(1.427)
Proceeds for leased assets	—	—	2.017
Proceeds from issuance of shares of common stock	935	18	—

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(24)	(6.488)	590

EFFECT OF FOREIGN EXCHANGE RATE	(33)	(20)	(25)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1.366	727	654
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	2.444	1.717	1.063

CASH AND CASH EQUIVALENTS AT END OF YEAR	$3.810	$2.444	$1.717

See note 8 for supplementary cash flow information.

The accompanying notes are an integral part of the consolidated financial statements.

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1	BUSINESS AND OPERATIONS

Brazil Fast Food Corp. (the “Company”) was incorporated in the State of Delaware on September 16, 1992. During 1996, the Company acquired (the “Acquisition”) 100.0% of the capital of Venbo Comercio de Alimentos Ltda. (“Venbo”), a Brazilian limited liability company which conducts business under the trade name “Bob’s”, owns and, directly and through franchisees, operates a chain of hamburger fast food restaurants in Brazil.

In December 2006, the Company set up a new holding company, called 22N Participações Ltda. (“22N”), via the capital contribution of the equity interest it held in Venbo. Following this restructuring, completed on December 31, 2006, all of the Company’s businesses in Brazil will be consolidated through 22N, and Venbo will conduct its business through three primary divisions: fast food restaurants, franchises and real estate.

During the second half of 2004, Venbo established, in an association with a Brazilian individual (“Associate”), a new company, Suprilog Transportadora Ltda (“Suprilog”), to render transportation services at usual market value to Venbo, to Bob’s franchisees and to other Brazilian companies. During the first quarter of 2005, the Associate reach an agreement with Venbo, by which he left the joint venture and Venbo became wholly-owner of Suprilog. By the end of 2005, Venbo renegotiated the contract with one of the main suppliers, Fast Food Distributor Ltda. (“FBD” a non-affiliate company), considering different basis from the previous one, including logistics and transportation services. Because of such renewal, Venbo sold the main operating assets and liabilities of Suprilog to FBD, which is now providing the transportation. Suprilog operated the transportation business until the end of November 2005. As of December, 31, 2006 Suprilog was a non-operating company, and even though, its financial statements are being entirely consolidated in the accompanying financial statements.

2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Foreign currency

Assets and liabilities recorded in functional currencies other than Brazilian Reais are translated into Brazilian Reais at the prevailing exchange rate as reported by the Central Bank of Brazil as of the balance sheet date. Revenue and expenses are translated at the weighted-average exchange rates for the year. The resulting translation adjustments are charged or credited to other comprehensive income. Gains or losses from foreign currency transactions, such as those resulting from the settlement of receivables or payables denominated in foreign currency, are recognized in the consolidated income statement as they occur.

Cash and cash equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts receivable

Accounts receivable consist primarily of receivables from food sales, franchise royalties and assets sold to franchisees.

As a rule, all invoices past due over 6 months and below the amount of R$5,000 are written-off. This criterion is recommended by the Brazilian tax authorities to determine deductible expenses regarding the accounting judgment applied to the realization of account receivables. We believe that this fiscal rule is conservative and perfectly applicable to our business. Despite of writing-off those receivables on the accounting books, the finance department keeps these records to conduct the commercial negotiations.

In addition, the Company records a provision for doubtful receivables to allow for any amounts which may be unrecoverable and is based upon an analysis of the Company’s prior collection experience, customer credit worthiness, and current economic trends. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Revenue recognition

Restaurant sales revenue is recognized when purchase in the store is effected.

Initial franchise fee revenue is recognized when all material services and conditions relating to the franchise have been substantially performed or satisfied which normally occurs when the restaurant is opened. Monthly franchise fees based on a percentage of the revenues of the franchisee are recognized when earned.

Amounts received from the Coca-Cola exclusivity agreements (see note 10) as well as amounts received from other suppliers linked to exclusivity agreements are recorded as deferred income and are being recognized on a straight line basis over the term of such agreements or the related supply agreement.

Marketing expense, Marketing fund and advertising expenses

The Company recognizes its own advertising expense as incurred. Advertising expense, including own and franchisee expenditures, was R$16.9 million, R$13.1 million and R$5.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The increase observed in 2005 and 2006 is attributable to a change in the marketing policy through which, since 2005, the Company is committed with its franchisees to (i) entirely use the market fund received from them on marketing investments; and (ii) expend up to 4.0% of own restaurant sales on marketing campaigns.

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The balance of non-invested market fund as of December 31, 2006 amounts R$3.8 million and is recorded as accounts payable accrued expenses at the balance sheet. See notes 7 and 10 for additional discussion on this matter.

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

Accordingly, from January, 1 2004 to December 31, 2005 the Company was not required to record stock-based compensation charges if the employee’s stock option exercise price is equal to or exceeds the fair value of the stock at the date of grant.

	2005	2004
	R$’000, except share info

Net income as reported	4,444	601
Stock compensation	(124)	(449)
Net income pro forma	4,320	152
Net income per share, as reported	0,55	0,08
Net income per share, pro forma	0,54	0,03

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

During 2005, the Company’s Board of Directors and a majority of the shareholders of the Company decided that Board compensation would be paid in cash and that no more stock options would be granted. The provisions set by the Plan are still valid for all vesting options until the last option grant (November, 2004). In addition, during 2006, 2005 and 2004, no options were granted to outside consultants.

The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following weighted average assumptions used for grants in 2005 and 2004: (1) risk-free interest rate of 4.0%; (2) no expected dividend yield; (3) expected lives of 5 years; and (4) expected stock price volatility of 296.0%.

Effective January 1, 2006, the Company adopted the provisions of the Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (SFAS No. 123(R)), using the modified-prospective transition method. Under this transition method, compensation cost beginning in 2006 includes the portion vesting in the period for (1) all share-based payments granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (2) all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.

In 2006, results included share-based compensation expense of R$12,744. Compensation expense related to share-based awards is generally amortized on a straight-line basis over the vesting period other income (expenses)

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in the consolidated statement of results. As of December 31, 2006, there was R$5,910 of total unrecognized compensation cost related to nonvested share-based compensation that is expected to be recognized over a weighted-average period of 2.1 years.

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

Net income (loss) per common share

The Company applies SFAS No. 128, in the calculation of earnings per share. Under this standard, Basic EPS is computed based on weighted average shares outstanding and excludes any potential dilution; Diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock. There were no common share equivalents outstanding as of December 31, 2006, 2005 and 2004 that would have had a dilutive effect on earnings for those respective years.

Recently issued accounting standards

In May 2005, the FASB issued Statement of Financial Statement Accounting Standards No. 154, “Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). This Statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of the provisions of SFAS 154 did not have a material effect on the Company’s Consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which is an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIN 48 are effective January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to retained earnings. The Company is evaluating the impact of adopting FIN 48; however, the Company believes that adoption of such interpretation will not have a material effect on the Company’s Consolidated financial statements.

In September 2006 the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, which establishes a framework for measuring fair value and expands disclosures about fair value measurements. The new Statement should be adopted for financial statements issued for fiscal years beginning after November 15, 2007. The Company is evaluating the impact of adopting SFAS No. 157; however, the Company believes that adoption of such interpretation will not have a material effect on the Company’s Consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS No. 158). SFAS No. 158 requires the Company to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the Consolidated balance sheet and to recognize changes in that funded status in the year changes occur through other comprehensive income. The provisions of SFAS 158 did not affect the Company’s Consolidated financial statements since the Company has no pension plans for its employees.

Reclassifications

The consolidated financial statements for the years ended December 31, 2006 and 2005 have been reclassified to conform with the current year presentation.

3	OTHER CURRENT ASSETS, OTHER RECEIVABLES AND OTHER ASSETS

Other assets consist of the following:

	December 31,
Other Current Assets:	2006		2005
	R$’000

Witholding taxes	R$	59	R$	271
Receivables from franchisees and from FBD — Suprilog assets(a)		1.628		736
Other current receivables		3		69

	R$	1.690	R$	1.076

	December 31,
Other Receivable and Other Assets:	2006		2005
	R$’000

Receivables from franchisees — assets sold(b)	R$	702		1.057
Judicial deposits(c)		3.774		3.747
Deferred tax asset(d)		4,543		—
Other receivables		3		19

	R$	9.022	R$	4.823

(a)	Short term receivables from franchisees developed from rights other than royalties and sale of assets and receivables derived from transaction discussed at note 1;

(b)	Long term portion of receivables derived from selling of restaurants to franchisees;

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(c)	Deposits required by Brazilian court in connection to some of legal disputes, also discussed at note 10;

(d)	See note 9.

4	PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	December 31,
	2006		2005
	R$’000

Land	R$	2,322	R$	2,322
Buildings and building improvements		3,330		2,886
Leasehold improvements		8,308		7,449
Machinery, equipment and software		18,076		14,474
Furniture and fixtures		2,959		2,667
Assets under capitalized leases		—		3,594
Vehicles		407		314

		35,402		33,706

Less: Accumulated depreciation and amortization		(17,948)		(17,736)

	R$	17,454	R$	15,970

5	DEFERRED CHARGES, NET

Deferred charges consists of the following:

	December 31,
	2006		2005
	R$’000

Leasehold premiums	R$	9,484	R$	9,936
Less: accumulated amortization		(4,930)		(4,459)

	R$	4,554	R$	5,477

During 2006 and 2005, the Company adjusted some of its leasehold premiums related to stores in order to achieve their fair value.

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6	NOTES PAYABLE

Notes payable consists of the following:

	December 31,
	2006		2005
	R$’000

Mortgages payable(a)	R$	—	R$	100
Notes payable linked to fixed assets acquisition(b)				859

		—		959
Less: current portion				(959)

	R$	—	R$	—

(a)	Comprised of credit facility from a Brazilian private financial institution, guaranteed by certain officers and receivables. Principal and the interests of 34.9% per annum were paid in four monthly installments ending April 2006.

(b)	This credit facility was used to purchase two stores. Repayment of principal were paid in seven monthly installments of R$53,226, ending July 2006, in addition of one payment of R$486,604 on January 2006. There were no interest charged on these borrowings. Principal was indexed to Brazilian inflation measured by IGP-M.

The carrying amount of notes payable approximates fair value at December 31, 2005 because they are at market interest rates.

7	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	December 31,
	2006		2005
	R$’000

Suppliers	R$	4.189	R$	4.500
Rent payable		713		816
Outsourcing fees		615		451
Accrued utilities		436		398
Accrued maintenance		221		182
Accrued advertising		—		229
Marketing fund		3.804		1.378
Audit services		82		96
Other accrued liabilities		654		476

	R$	10.714	R$	8.526

8	CASH FLOW INFORMATION

Supplemental Disclosure of Cash Flow Information:

(i) Interest and income tax:

	Year Ended December 31,
	2006		2005		2004
	R$’000

Interest paid	R$	1,108	R$	828	R$	948
Income taxes paid	R$	2,533	R$	1,584	R$	224

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9	TAXATION

Tax losses through December 31, 2006 relating to income tax were R$32.5 million and to social contribution tax were R$33.2 million. Social contribution tax is a Brazilian tax levied on taxable income and is by its nature comparable to corporate income tax.

The accumulated tax loss position can be offset against future taxable income. Brazilian tax legislation restricts the offset of accumulated tax losses to 30.0% of taxable profits on an annual basis. These losses can be used indefinitely and are not impacted by a change in ownership of the Company.

The following is a reconciliation of the amount of reported income tax benefit and the amount computed by applying the combined statutory tax rate of 34.0% to the loss before income taxes:

	December 31,
	2006		2005		2004
	R$’000

Tax (expense) income at the combined statutory rate	R$	(2.788)	R$	(2.275)	R$	(408)
Current income tax offset by accumulated tax loss credits		1,114		1,688		234
Combined statutory rate applied to differences between taxable results in Brazil and reported results		(1.135)		(1.661)		(425)

Income tax (expense) income as reported in the accompanying consolidated statement of operations	R$	(2.808)	R$	(2.248)	R$	(599)

Differences between taxable results in Brazil and reported results are primarily due to accrued expenses that are only deductible when paid, such as contingencies. Differences between Brazilian GAAP and U.S. GAAP also result on reconcile of reported income tax.

The following summarizes the composition of deferred tax assets and liabilities and the related valuation allowance at December 31, 2006 and 2005, based on temporary differences and tax loss carry forwards determined by applying rates of 9.0% for social contribution tax and 25.0% for income tax.

	December 31,
	2006		2005
	R$’000

Deferred tax assets:
Tax loss carry forward	R$	11.108	R$	13.850
Provision for contingencies		1.268		836
Property and equipment		—		277

Total deferred tax assets		12.375		14.963

Deferred tax liabilities:
Property and equipment		67		—
Deferred charges		—		1.326

Total deferred tax liabilities		67		1.326

Net deferred tax asset		12.308		13.637
Valuation allowance		(7.766)		(13.637)

	R$	4.542	R$	—

The valuation allowance reflects the Company’s assessment of the likelihood of realizing the net deferred tax assets in view of current operations of Venbo. Before the year 2006, the valuation allowance has been accounted for in the total amount of net deferred tax assets due the uncertainty of Venbo’s future positive results and, as a

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consequence, doubtful taxable income. As of December 31, 2006, Venbo’s business forecasts indicated taxable income for the next 10 years. Accordingly, the Company accounted for net deferred tax asset the amount of R$4.5 million, which is expected to be realized during the same period. The recognition of such asset also increased the income statement in the same amount.

10	COMMITMENTS AND LITIGATION

a)  Operating leases

The future minimum lease payments under operating leases with an initial or remaining noncancelable lease terms in excess of one year at December 31, 2006 are as follows:

Contractual
Fiscal Year	Leases
R$’000

2007	6.407
2008	4.107
2009	3.270
2010	2.466
2011	1.949
Thereafter	1.700

Total	19.899

Rent expense was R$6.6 million, R$6.5 million, and R$6.2 million for the years ended December 31, 2006, 2005, and 2004, respectively.

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

Since the second quarter of 2000, the Company has been reaching a sequence of agreements with the Rio de Janeiro state government to settle unpaid taxes in installments. The last agreement with the Rio de Janeiro

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

state government was settled during the third quarter of 2004, through which the Company sold one of its properties in exchange of (a) a sum in cash; (b) the waiver of the balance of the unpaid state tax that were being paid in installments according to previous agreements; (c) tax credits which compensated tax on revenues accounted for during the last quarter of 2004.

Nevertheless, during this last agreement, the fiscal authorities did not recognize a portion of the Company state tax liability and were recalculating another portion.

During 2005, fiscal authorities computed some portions of the debt, promptly paid by the Company , at the amount of approximately R$681,915. The Company did not pay any significant amount related to Rio de Janeiro state government agreements, during 2006 .The consolidation of the remaining debt is not expected to be computed during 2007, and accordingly the Company accrued such portion, according to its estimates, as long-term liability. The remaining debt of R$414,628 is annually restated by interest rates set by the Rio de Janeiro state government, currently 5.8% per year.

•	Federal taxes — PAES

Concerning the unpaid federal taxes and the Social Security penalties, the Company applied to join and was accepted into two subsequent amnesty programs offered by the Brazilian federal government (REFIS during 1999 and PAES during 2003).

The second amnesty program (PAES) included the balance of the previous federal tax amnesty program (REFIS) and unpaid 2001 and 2002 federal tax, as well as the Social Security penalties. The total debt included in such program is being paid in monthly installments, on a timely basis, equivalent to 1.5% of the Company’s gross sales, with interest accruing at rates set by the Brazilian federal government, which currently are 7.0% per year.

During 2006, the Company paid approximately R$1.8 million related to such Brazilian federal tax amnesty program, including R$241,012 of interests.

During March 2005, the Company filed a formal request with the Brazilian Federal Authorities, claiming to have its total debt reviewed. Such request, reconciles the amounts the Company had accrued at its accounting books (prior to the retroactive adjustment) to the amounts reported in the official statement at the same period. In connection with such request, and based on the Company’s legal advisors, a portion of that amount (R$809,000) was reversed during the first quarter of 2005. The Company believes that the amounts accrued at the balance sheet as of December 31,2006 are correct, however, there is no assurance that the outcome of this situation will derive further liability to the Company. As of December 31, 2006, the difference between such debt at the statements provided by the Brazilian Federal Government and the statements reported by the Company’s was R$4.4 million (R$4.2 million in 2005 and R$3.2 million in 2004). The difference increase from 2004 to 2006 is due to monetary restatement and interest.

Contingencies

•	Leasing litigation

During 2001, the Company claimed in Brazilian court that their lease financing contracts with IBM Leasing should not have their principal amounts indexed to the US dollar, but instead stated in Brazilian Reais bearing interest of 12.0% per annum. While awaiting the court’s determination, the Company has deposited all installment payments with the court, considering the claimed amount in Brazilian Reais, inclusive of 12.0% per annum interest. The installment payments ceased on November, 2002, the end of the contract term. Despite the Company’s claim that it owes the lower amounts, the Company had accrued the full contracted in its balance sheet until November 30, 2006.

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The dispute was expected to have an outcome in Company’s favor but it could last some years ahead. In the last quarter of 2006 the Company and IBM Leasing reached an agreement and interrupted the judicial dispute. By this agreement IBM Leasing agreed to write-off the Company’s contractual obligation, in exchange of half total amount that had been deposited in court. As result, the Company recorded the amount of R$2.2 million as a gain in the Consolidated income statement, as Other income (expenses).

•	ISS litigation

ISS is a tax charged by Brazilian cities on services rendered by Brazilian companies.

None of the Company’s revenues were subject to such tax until 2003, but in the beginning of 2004 a new ISS legislation has been implemented and according to it, royalty fees should be included on the basis of ISS calculation.

Although the Company is claiming in court that royalty fees should not be considered payment for services rendered and therefore should not be subject to ISS taxation, the Company is depositing monthly with the court the amount claimed by ISS, while awaiting the court’s determination. In addition, the Company has accrued the claimed amounts as of December 31, 2006.

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

The Company purchased Venbo Comércio de Alimentos Ltda. (“Venbo”) from VENDEX in 1996. The Acquisition’s Purchase Agreement stated that Venbo’s former owner (“VENDEX”) would be responsible for off-balance liabilities derived from Venbo’s transactions prior to the Acquisition, limited to certain conditions. From 1997 to date, the Company has received several communications from the Brazilian fiscal authorities related to the period prior to the Acquisition and, accordingly, has forwarded those to VENDEX and its attorneys. However, since the last months of 2004, the Company has been receiving some communications of tax debts, which amounts may exceed the above-mentioned limit.

In 2005, the Company was required to pay some tax debts of approximately R$97,000 from the period prior to the Acquisition. Instead of paying the required amount, the Company used some of its properties as collateral while it is trying to forward these debts to VENDEX. VENDEX did not substitute such collateral by cash deposits or by its own properties, as determined by the Acquisition Purchase Agreement, because of its weak current financial condition. VENDEX attorneys are defending all demands; however, the Company cannot predict if their outcome will result in burdensome liabilities that could hazard the Company’s financial position.

•	Social Security Fines

During the last quarter of 2006, Brazilian Social Security Authorities applied penalties of R$1.6 million against the Company, by charging certain employees benefits not covered by the Company’s previous calculation of Social Security contributions. Those penalties were accrued on the Company’s Consolidated balance sheet as of December, 31 2006.

•	Other litigation

During 2005, we were condemned to pay a fine of approximately R$480,000 to a former employee. Despite the infrequency of this amount in labor processes, the Company is not guarded from receiving other labor claims in such high amount. During 2006 we received other labor claims from formers employees. As of

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2006 we had labor contingencies at the amount of R$1.8 million accounted for as liabilities in our balance sheet.

The ICMS is a Brazilian value added state tax required of business that sell products and render services within the domain of Brazilian state governments and federal district. Every amount due related to ICMS registered as of May 2002 has been paid by the Company, and since then, the Company has been paying regularly its taxes to the governments of Rio de Janeiro and Sao Paulo states and to the federal district (Brasília). Nevertheless, in 2005, the fiscal authorities of Rio de Janeiro and Sao Paulo compelled the Company to submit electronic forms with 4 years monthly figures corresponding to two stores’ sales. The exigency could not be met by the Company due to technical difficulties, which caused the Company to be fined in R$754,457 by the Rio de Janeiro’s fiscal authorities. During the last quarter of 2006 the Government of Rio de Janeiro issued an amnesty program through which the fine was reduced and the Company paid R$264,953 to quit such debt. The amount of R$489,504 was reversed to other income in the statements of results.

Liabilities related to tax amnesty programs and litigation consist of the following:

	December 31,
	2006						2005
					Long						Long
	Total		Current		Term		Total		Current		Term
	Liability		Liability		Liability		Liability		Liability		Liability
	R$’000

Reassessed taxes
State tax (value-added)		415		—		415		362				362
Federal taxes (PAES)		13.698		1.695		12.003		14.628		1.522		13.106
Contingencies
Equipment leasing litigation		—		—		—		3.144		—		3.144
ISS tax litigation		1.763		—		1.763		985		—		985
Social security fines		1.558		1.558
Labor litigation		1.783				1.783
Property leasing litigation		181				181		2.210		—		2.210

TOTAL	R$	19.398	R$	3.253	R$	16.145	R$	21.329	R$	1.522	R$	19.807

11	SHAREHOLDERS’ EQUITY

Preferred stock

The Board of Directors of the Company is empowered, without shareholder approval, to issue up to 5,000 shares of “blank check” preferred stock (the “Preferred Stock”) with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of the Company’s common stock. As of December 31, 2006, no Preferred Stock had been issued.

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common Stock

The table below states issued, treasury and outstanding shares of common stock:

	December 31,
	2006	2005

Issued shares	8,384,177	8,128,427
Less: Treasury stock	(201,935)	(101,900)

Outstanding shares	8,182,242	8,026,527

Private placements

On December 20, 2004, Bigburger Ltda.  (“BigBurger”) and CCC Empreendimentos e Participações Ltda. (“CCC”) completed a total buyout of AIG Latin America Equity Partners’ (“AIG”) 375,000 share position in Brazil Fast Food Corp. (“BFFC”). This buyout nullified the pre-existing shareholders’ agreement, which granted AIG certain rights over BFFC’s administration, and increases the collective share of Bigburger and CCC in BFFC by 5.0% to approximately 60.0% of the Company’s common stock.

Stock repurchase plan

During the last quarter of 2004, the Company’s Board of Directors approved a stock repurchase plan covering the repurchase of as many as 200,000 shares of its own common stock. The plan goal is to optimize the cash generated in the United States and its repurchase limit has been increased in 200,000 shares on October 18, 2006.

During 2006, the Company repurchased a total amount of 100,035 shares (101,900 in 2005), under the referred stock repurchase plan. From this total, 57,035 shares were repurchased at the market and 43,000 shares were repurchased in private transactions. The Company’s total disbursement for these transactions totaled R$592,232 (R$215,926 in 2005) and was accounted for as a deduction of Paid in Capital, in the Shareholders’ Equity (Deficit) section of the accompanying balance sheets.

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

During 2004 the Company charged R$283,366 to operating results related to those services. Such amounts are a result of number of shares owed multiplied by their average fair value.

Also in connection with those services, in 2004 and 2003, 260,000 and 240,000 shares of common stock were incorporated to Additional Paid in Capital, respectively.

Shares granted to Venbo employees and shares adjustments

During 2001, the board of Directors approved a grant of 35,000 shares to Venbo top management. This grant of share has not been accounted for during that year, and at December 31, 2004 the company adjusted its common stock to reflect such transaction. Correspondingly, at December 31, 2004 the Company charged R$36,729 to

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operating results related to those grant of shares. Such amount is a result of number of shares granted, multiplied by their fair value.

In addition, during 2004, the Company adjusted its number of shares stated at Consolidated statements of changes in shareholders’ equity in a total of 637 shares. Such adjustment corrected a miscalculation for the Company’s reversal split of shares accounted for during 1999.

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

During 2006, options to purchase an aggregate of 255,750 shares of common stock were exercised, having an aggregate purchase price of $430,000 equivalent to R$935,343, and 12,500 shares of common stock expired.

All options are immediately vesting. Option activity for the years ended December 31, 2006, 2005 and 2004 is summarized as follows:

	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding at beginning of year	347,000	$1.65	521,250	$1.86	570,625	$1.76
Granted	—	—	32,500	0.16	—	—
Exercised	(255,750)	1.68	(26,250)	0.29	—	—
Expired	(12,500)	2.876	(170,000)	2.24	(49,375)	2.78
Canceled			(10,500)	1.77	—	—

Options outstanding at December 31,	78,750	$1.346	347,000	$1.65	521,250	$1.86
Options exercisable at December 31,	78,750	$1.346	347,000	$1.65	521,250	$1.86

The options outstanding at December 31, 2006, range in price from $2.19 per share to $1.06 per share and have a weighted average remaining contractual life of 1.6 year.

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12	OTHER INCOME (EXPENSES)

Other income (expenses) consist of the following:

	December 31,
	2006		2005		2004
	R$’000

Exclusivity agreements	R$	6.059	R$	3.655	R$	3.949
Income from properties leasing		460		410		226
Uncollectable receivables		(482)		(2.470)		(2.243)
Reassessed tax and other tax adjustments		(701)		1.552		(632)
Accruals for contingencies		(936)		(1.482)		(117)
Judicial agreements		2.493		—		—
Tax consulting		(1.175)		—		—
Transport and logistic operating income		—		873		9
Preopening and other (expenses) income		(293)		(290)		(558)

	R$	5.425	R$	2.248	R$	634

13	TRANSACTIONS WITH RELATED PARTIES

Among all 456 franchised point of sales (“POS”), 24 stores (22 stores in 2005) are franchised with CCC Empreendimentos Ltda. and 32 stores (28 stores in 2005) are franchised with Big Buger Ltda. (or affiliate). Both enterprises are Company’s shareholders. All franchise transactions with those related parties are made at usual market value and at December 31, 2006 the Company account receivables included R$483,036 (R$393,196 in 2005) related to them.

14	SELECTED QUARTERLY FINANCIAL DATA

	2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Amounts in thousands of Brazilian reais, except shares and income (loss) per share)

Net Restaurant Sales	23.426	17.610	18.432	21.463
Net Franchise Revenues	3.993	3.439	4.208	4.745
Operating income (loss)	3.414	224	2.345	2.881
Net income (loss)	2.458	(26)	1.694	5.808
Basic and diluted income (loss) per share	0,31	—	0,21	0,70
Weighted average common shares outstanding	8.046.683	8.112.127	8.203.272	8.184.840
	2005

Net Restaurant Sales	18.099	16.774	18.221	22.465
Net Franchise Revenues	2.701	2.606	2.982	3.674
Operating income (loss)	2.824	79	721	2.615
Net income (loss)	2.018	(680)	484	2.622
Basic and diluted income (loss) per share	0,25	(0,08)	0,06	0,32
Weighted average common shares outstanding	8.098.257	8.068.015	8.057.154	8.022.716

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15	SUBSEQUENT EVENTS

In the beginning 2007, the Company, through its new holding company in Brazil, 22N, reached an agreement with Yum! Brands’, owner of KFC brand in Brazil.

By this agreement, 22N will assume the operations of KFC’s four directly owned and operated restaurants in Rio de Janeiro, as a Yum! Brands’ franchisee and will be responsible for developing and expanding KFC’s chain in Brazil through new own-operated restaurants and franchisees, as well as managing the chain’s operations in Brazil.