Form 10-K/A
period 2006-12-31
BRAZIL FAST FOOD CORP
filed 2007-04-04
CIK 914537

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

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

EXPLANATORY NOTE

This amendment to our Form 10-K filed April 2, 2007 is being filed to highlight edits to our financial statements and notes thereto, and to modify or update disclosures presented in the original Form 10-K filed on April 2, 2007.

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

Although we have reached a positive result in 2006, 2005 and 2004, we incurred net losses of R$4.1 million and R$11.2 million for the years ended December 31, 2003 and 2002, respectively. Our accumulated deficit at December 31, 2006 was R$48.7 million and our working capital deficit at such date was R$3.5 million. The years of 2006 and 2005 presented positive macroeconomic scenarios that, together with strong measures implemented in our operation and administration, have helped to turn the Company profitable. Yet, we cannot assure that the negative tendency has been wholly reversed.

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

Concerning other proceedings, during 2001, the Company claimed in Brazilian court that their lease financing contracts with IBM Leasing should not have their principal amounts indexed to the U.S. dollars, but instead should be stated in Brazilian Reais bearing interest of 12.0% p.a. While awaiting the court’s determination, the Company deposited all installment payments with the court, in Brazilian Reais with 12.0% p.a. interest, until the end of the contract term on November, 2002. In the last quarter of 2006, the Company and IBM Leasing reached an agreement and interrupted the judicial dispute. By this agreement IBM Leasing agreed to write-off the Company’s contractual obligation, in exchange for a portion of the amount that had been deposited in court. As result, the Company recorded the amount of R$2.2 million as a gain in the Consolidated Income Statement, as Other Income (expenses).

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

	Year Ended December 31,
	2006		2005		2004		2003		2002
	R$’000

STORE RESULTS
Net Restaurant Sales	R$	80,931	R$	75,559	R$	65,338	R$	60,466	R$	63,465
Store Costs and Expenses
Food, Beverage and Packaging		(30,240)		(28,306)		(24,728)		(23,754)		(25,333)
Payroll & Related Benefits		(19,447)		(17,094)		(14,778)		(13,688)		(13,802)
Restaurant Occupancy		(9,311)		(8,926)		(8,348)		(7,569)		(8,417)
Contracted Services		(9,523)		(8,624)		(8,324)		(7,950)		(7,529)
Depreciation and Amortization		(2,319)		(2,194)		(2,225)		(2,651)		(3,017)
Other Store Costs and Expenses		(3,849)		(3,240)		(2,250)		(1,684)		(1.828)

Total Store Costs and Expenses		(74,689)		(68,384)		(60,653)		(57,296)		(59,926)

STORE OPERATING INCOME		6,242		7,175		4,685		3,170		3,539

FRANCHISE RESULTS
Net Franchise Revenues	R$	16,385	R$	11,963	R$	9,414	R$	9,264	R$	4,904
Franchise Costs and Expenses		(3,176)		(2,144)		(1,916)		(2,150)		(1,166)

FRANCHISE OPERATING INCOME		13,209		9,819		7,498		7,114		3,738

MARKETING, GENERAL AND
ADMINISTRATIVE (EXPENSES) INCOME
Marketing (Expenses) Income		(4,018)		(2,453)		342		(659)		(375)
Administrative Expenses		(11,333)		(9,192)		(7,828)		(6,520)		(7,434)
Other Operating Income (Expenses)		5,425		2,248		634		(2,936)		(607)
Depreciation and Amortization		(626)		(1,158)		(1,160)		(704)		(756)
Net result of assets sold		145		(52)		432		48		(287)
Impairment of assets		(180)		(148)		—		(204)		(1,374)

Total Marketing, G & A (Expenses) Income		(10,587)		(10,755)		(7,580)		(10,975)		(10,833)

OPERATING INCOME (LOSS)		8,864		6,239		4,603		(691)		(3,556)

Interest Income (Expenses)		(623)		537		(3,151)		(3,017)		(4,174)
Foreign Exchange and Monetary Restatement Loss		(42)		(84)		(252)		(410)		(3,480)

NET INCOME (LOSS) BEFORE INCOME TAXES		8,199		6,692		1,200		(4,118)		(11,210)

Income taxes — deferred		4,543		—		—		—		—
Income taxes — current		(2,808)		(2,248)		(599)		—		—

NET INCOME (LOSS)	R$	9,934	R$	4,444	R$	601	R$	(4,118)	R$	(11,210)

NET INCOME (LOSS) PER COMMON SHARE
BASIC AND DILUTED	R$	1.22	R$	0.55	R$	0.08	R$	(0.55)	R$	(1.96)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:
BASIC AND DILUTED		8,137,291		8,061,317		7,970,473		7,552,363		5,707,957

Balance Sheet Data (End of Period):
WORKING CAPITAL DEFICIT		(3,543)		(4,371)		(5,235)		(5,882)		(14,238)
TOTAL ASSETS		46,843		38,070		37,859		35,805		36,984
ACCUMULATED DEFICIT		(48,753)		(58,687)		(63,131)		(63,732)		(59,614)
TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)		10,278		34		(4,192)		(5,103)		(1,510)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

There was no material impact of inflation and there were no material unusual or infrequent events during the three years ended December 31, 2006.

	Twelve Months			Twelve Months			Twelve Months
	Ended			Ended			Ended
	December 31,			December 31,			December 31,
	2006		%	2005		%	2004		%
	R$’000

STORE RESULTS
Net Restaurant Sales	R$	80,931	100.0%	R$	75,559	100.0%	R$	65,338	100.0%
Store Costs and Expenses
Food, Beverage and Packaging		(30,240)	(37.4)%		(28,306)	(37.5)%		(24,728)	(37.8)%
Payroll & Related Benefits		(19,447)	(24.0)%		(17,094)	(22.6)%		(14,778)	(22.6)%
Restaurant Occupancy		(9,311)	(11.5)%		(8,926)	(11.8)%		(8,348)	(12.8)%
Contracted Services		(9,523)	(11.8)%		(8,624)	(11.4)%		(8,324)	(12.7)%
Depreciation and Amortization		(2,319)	(2.9)%		(2,194)	(2.9)%		(2,225)	(3.4)%
Other Store Costs and Expenses		(3,849)	(4.8)%		(3,240)	(4.3)%		(2,250)	(3.4)%

Total Store Costs and Expenses		(74,689)	(92.3)%		(68,384)	(90.5)%		(60,653)	(92.8)%

STORE OPERATING INCOME		6,242	7.7%		7,175	9.5%		4,685	7.2%

	Twelve Months			Twelve Months			Twelve Months
	Ended			Ended			Ended
	December 31,			December 31,			December 31,
	2006		%	2005		%	2004		%
	R$’000

FRANCHISE RESULTS
Net Franchise Revenues	R$	16,385	100.0%	R$	11,963	100.0%	R$	9,414	100.0%
Franchise Costs and Expenses		(3,176)	(19.4)%		(2,144)	(17.9)%		(1,916)	(20.4)%

FRANCHISE OPERATING INCOME		13,209	80.6%		9,819	82.1%		7,498	79.6%

MARKETING, GENERAL AND ADMINISTRATIVE (EXPENSES)
Marketing (Expenses) Income		(4,018)	(5.0)%		(2,453)	(3.2)%		342	0.5%
Administrative Expenses		(11,333)	(14.0)%		(9,192)	(12.2)%		(7,828)	(12.0)%
Other Operating Income (Expenses), net		5,425	6.7%		2,248	3.0%		634	1.0%
Depreciation and Amortization		(626)	(0.8)%		(1,158)	(1.5)%		(1,160)	(1.8)%
Net result of assets sold		145	0.2%		(52)	(0.1)%		432	0.7%
Impairment of assets		(180)	(0.2)%		(148)	(0.2)%		—	0.0%

Total Marketing, G & A (Expenses) Income		(10,587)	(13.1)%		(10,755)	(14.2)%		(7,580)	(11.6)%

OPERATING INCOME		8,864			6,239			4,603

Interest Income (Expenses), net		(623)	(0.8)%		537	0.7%		(3,151)	(4.8)%
Foreign Exchange and Monetary Restatement Loss		(42)	(0.1)%		(84)	(0.1)%		(252)	(0.4)%

NET INCOME BEFORE INCOME TAXES		8,199	10.1%		6,692	8.9%		1,200	1.8%

Income taxes — deferred		4,543	5.6%		—	0.0%		—	0.0%
Income taxes — current		(2,808)	(3.5)%		(2,248)	(3.0)%		—	0.0%

NET INCOME	R$	9,934	12.3%	R$	4,444	5.9%	R$	1,200	1.8%

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

Other operating income (expenses) are mainly comprised of income derived from suppliers pursuant to terms of certain exclusivity agreements and non recurring income or expenses. The following table sets forth the breakdown of Other Operating Income (Expense):

	December 31,
	2006		2005		2004
	R$’000

Exclusivity agreements	R$	6,059	R$	3,655	R$	3,949
Income from properties leasing		460		410		226
Uncollectable receivables		(482)		(2,470)		(2,243)
Reassessed tax and other tax adjustments		(701)		1,552		(632)
Accruals for contingencies		(936)		(1,482)		(117)
Judicial agreements		2,493		—		—
Tax consulting		(1,175)		—		—
Transport and logistic operating income		—		873		9
Preopening and other (expenses) income		(293)		(290)		(558)

	R$	5,425	R$	2,248	R$	634

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

We have no other long-term debt obligations than those discussed above. We have no operating lease obligations and no purchase obligations.

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

April 4, 2007

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated:

/s/ Ricardo Figueiredo Bomeny Ricardo Figueiredo Bomeny	Chief Executive Officer and Acting Chief Financial Officer	Date: April 4, 2007

/s/ Omar Carneiro da Cunha Omar Carneiro da Cunha	Chairman of the Board	Date: April 4, 2007

/s/ Peter J.F. van Voorst Vader Peter J.F. van Voorst Vader	Director	Date: April 4, 2007

/s/ Romulo Borges Fonseca Romulo Borges Fonseca	Director	Date: April 4, 2007

/s/ José Ricardo Bousquet Bomeny José Ricardo Bousquet Bomeny	Director	Date: April 4, 2007

/s/ Stephen J. Rose Stephen J. Rose	Director	Date: April 4, 2007

/s/ Guillermo Hector Pisano Guillermo Hector Pisano	Director	Date: April 4, 2007

/s/ Gustavo Figueiredo Bomeny Gustavo Figueiredo Bomeny	Director	Date: April 4, 2007

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

CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of
Brazil Fast Food Corp. and subsidiaries

We have audited the accompanying consolidated balance sheets of Brazil Fast Food Corp. and subsidiaries (a Delaware corporation) as of December 31, 2006 and 2005, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financing reporting. Our audits includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financing reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brazil Fast Food Corp. and subsidiaries as of December 31, 2006 and 2005 and the results of their operations and their cash flows for each of the three years ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

Rio de Janeiro, Brazil
March 27, 2006

BDO Trevisan Auditores Independentes

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands of Brazilian Reais, except share amounts)

	December 31,
	2006		2005

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	R$	3,810	R$	2,444
Inventories		2,187		2,054
Accounts receivable
Clients		2,026		1,420
Franchisees		6,012		5,267
Allowance for doubtful accounts		(726)		(1,081)
Prepaid expenses		814		620
Other current assets		1,690		1,076

TOTAL CURRENT ASSETS		15,813		11,800

PROPERTY AND EQUIPMENT, NET		17,454		15,970
DEFERRED CHARGES, NET		4,554		5,477
OTHER RECEIVABLES AND OTHER ASSETS		9,022		4,823

TOTAL ASSETS	R$	46,843	R$	38,070

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable	R$	—	R$	959
Accounts payable and accrued expenses		10,714		8,526
Payroll and related accruals		2,826		2,317
Income taxes accruals		331		737
Taxes, other than income taxes		980		1,014
Current portion of deferred income		986		996
Current portion of contingencies and reassessed taxes		3,253		1,522
Other current liabilities		266		100

TOTAL CURRENT LIABILITIES		19,356		16,171
DEFERRED INCOME, less current portion		1,064		2,058
CONTINGENCIES AND REASSESSED TAXES, less current portion (note 10)		16,145		19,807

TOTAL LIABILITIES		36,565		38,036

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 5,000 shares authorized; no shares issued		—		—
Common stock, $.0001 par value, 12,500,000 shares authorized; 8,384,177 and 8,128,427 shares issued; 8,182,242 and 8,026,527 shares outstanding		1		1
Additional paid-in capital		60,818		59,883
Treasury Stock (201,935 and 101,900 shares)		(808)		(216)
Accumulated Deficit		(48,753)		(58,687)
Accumulated comprehensive loss		(980)		(947)

TOTAL SHAREHOLDERS’ EQUITY		10,278		34

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	R$	46,843	R$	38,070

The accompanying notes are an integral part of the consolidated financial statements.

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS
(in thousands of Brazilian Reais, except share amounts)

	Year Ended December 31,
	2006		2005		2004

STORE RESULTS
Net Restaurant Sales	R$	80,931	R$	75,559	R$	65,338
Store Costs and Expenses
Food, Beverage and Packaging		(30,240)		(28,306)		(24,728)
Payroll & Related Benefits		(19,447)		(17,094)		(14,778)
Restaurant Occupancy		(9,311)		(8,926)		(8,348)
Contracted Services		(9,523)		(8,624)		(8,324)
Depreciation and Amortization		(2,319)		(2,194)		(2,225)
Other Store Costs and Expenses		(3,849)		(3,240)		(2,250)

Total Store Costs and Expenses		(74,689)		(68,384)		(60,653)

STORE OPERATING INCOME		6,242		7,175		4,685

FRANCHISE RESULTS
Net Franchise Revenues	R$	16,385	R$	11,963	R$	9,414
Franchise Costs and Expenses		(3,176)		(2,144)		(1,916)

FRANCHISE OPERATING INCOME		13,209		9,819		7,498

MARKETING, GENERAL ANDADMINISTRATIVE (EXPENSES)
Marketing (Expenses) Income		(4,018)		(2,453)		342
Administrative Expenses		(11,333)		(9,192)		(7,828)
Other Operating Income (Expenses), net		5,425		2,248		634
Depreciation and Amortization		(626)		(1,158)		(1,160)
Net result of assets sold		145		(52)		432
Impairment of assets		(180)		(148)		—

Total Marketing, G & A (Expenses) Income		(10,587)		(10,755)		(7,580)

OPERATING INCOME		8,864		6,239		4,603

Interest Income (Expenses), net		(623)		537		(3,151)
Foreign Exchange and Monetary Restatement Loss		(42)		(84)		(252)

NET INCOME BEFORE INCOME TAXES		8,199		6,692		1,200

Income taxes — deferred		4,543		—		—
Income taxes — current		(2,808)		(2,248)		(599)

NET INCOME	R$	9,934	R$	4,444	R$	601

NET INCOME PER COMMON SHARE
BASIC AND DILUTED	R$	1.22	R$	0.55	R$	0.08

The accompanying notes are an integral part of the consolidated financial statements.

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands of Brazilian Reais)

	Year Ended December 31,
	2006		2005		2004

Net Income	R$	9,934	R$	4,444	R$	601
Other comprehensive loss:
Foreign currency translation adjustment		(33)		(20)		(25)

Comprehensive Income	R$	9,901	R$	4,424	R$	576

The accompanying notes are an integral part of the consolidated financial statements.

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands of Brazilian Reais)

				Additional						Accumulated
	Common Stock			Paid-In		Treasury		Accumulated		Comprehensive
	Shares	Par Value		Capital		Stock		Deficit		Loss		Total

Balance, December 31, 2003	7,806,540	R$	1	R$	59,530	R$	—	R$	(63,732)	R$	(902)	R$	(5,103)
Shares granted to Venbo Employees
and share adjustment (see note 13)	35,637				36		—						36
Shares in exchange of services	260,000				299								299
Net income	—		—		—		—		601		—		601
Cumulative translation adjustment	—		—		—		—		—		(25)		(25)

Balance, December 31, 2004	8,102,177	R$	1	R$	59,865	R$	—	R$	(63,131)	R$	(927)	R$	(4,192)
Exercise of options	26,250				18		—						18
Acquisition of Company’s own shares	(101,900)						(216)						(216)
Net Income	—		—		—		—		4,444		—		4,444
Cumulative translation adjustment	—		—		—		—		—		(20)		(20)

Balance, December 31, 2005	8,026,527	R$	1	R$	59,883	R$	(216)	R$	(58,687)	R$	(947)	R$	34
Exercise of options	255,750		—		935		—		—		—		935
Net Income	—		—		—		—		9,934		—		9,934
Acquisition of Company’s own shares	(100,035)		—		—		(592)		—		—		(592)
Cumulative translation adjustment	—		—		—		—		—		(33)		(33)

Balance, December 31, 2006	8,182,242	R$	1	R$	60,818	R$	(808)	R$	(48,753)	R$	(980)	R$	10,278

The accompanying notes are an integral part of the consolidated financial statements.

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of Brazilian Reais)

	Year Ended December 31,
	2006		2005		2004

CASH FLOW FROM OPERATING ACTIVITIES:
Net Income	R$	9,934	R$	4,444	R$	601
Adjustments to reconcile net income to cash provided by
operating activities:
Depreciation and amortization		2,945		3,352		3,385
(Gain) Loss on assets sold and impairment of assets		35		200		(432)
Deferred income tax asset		(4,543)
Accrued reassessed tax		—		(809)		—
Expense accounted for on grant of shares		—		—		36
Expense paid through issuance of equity		—		—		299
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable		(1,706)		484		(895)
Inventories		(133)		312		(770)
Prepaid expenses and other current assets		(808)		344		92
Other assets		344		(1,626)		(1,166)
(Decrease) increase in:
Accounts payable and accrued expenses		2,188		2,422		504
Payroll and related accruals		509		361		372
Taxes		(440)		640		409
Other liabilities		(1,765)		235		(1,785)
Deferred income		(1,004)		(358)		1,053

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES		5,556		10,001		1,703

CASH FLOW FROM INVESTING ACTIVITIES:
Additions to property and equipment		(4,059)		(4,356)		(3,354)
Leased Assets		—		—		(2,017)
Proceeds from sale of property, equipment and deferred charges		518		1,806		3,757

CASH FLOWS (USED IN) INVESTING ACTIVITIES		(3,541)		(2,550)		(1,614)

CASH FLOW FROM FINANCING ACTIVITIES:
Net Borrowings (Repayments) under lines of credit		(959)		(6,506)		(1,427)
Proceeds for leased assets		—		—		2,017
Acquisition of Company’s own shares		(592)		(216)		—
Proceeds from issuance of shares of common stock		935		18		—

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES		(616)		(6,704)		590

EFFECT OF FOREIGN EXCHANGE RATE		(33)		(20)		(25)

NET INCREASE IN CASH AND CASH EQUIVALENTS		1,366		727		654
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR		2,444		1,717		1,063

CASH AND CASH EQUIVALENTS AT END OF YEAR	R$	3,810	R$	2,444	R$	1,717

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Revenue recognition

Restaurant sales revenue is recognized when purchase in the state is effected.

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

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The balance of unused market fund as of December 31, 2006 amounts R$3.8 million and is recorded as accounts payable accrued expenses at the balance sheet. See notes 7 and 10 for additional discussion on this matter.

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

R$#000, except share info	2005	2004

Net income as reported	4,444	601
Stock compensation	(124)	(449)
Net income pro forma	4,320	152
Net income per share, as reported	0,55	0,08
Net income per share, pro forma	0,54	0,03

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

Effective January 1, 2006, the Company adopted the provisions of the Statement of Financial Accounting Standards No. 123®, Share-Based Payment (SFAS No. 123®), using the modified-prospective transition method. Under this transition method, compensation cost beginning in 2006 includes the portion vesting in the period for (1) all share-based payments granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (2) all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123®. Results for prior periods have not been restated.

In 2006, results included share-based compensation expense of R$12,744. Compensation expense related to share-based awards is generally amortized on a straight-line basis over the vesting period other income (expenses) in the consolidated statement of results.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132® (SFAS No. 158). SFAS No. 158 requires the Company to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the Consolidated balance sheet and to recognize changes in that funded status in the year changes occur through other comprehensive income. The provisions of SFAS 158 did not affect the Company’s Consolidated financial statements since the Company has no pension plans for its employees.

Reclassifications

The consolidated financial statements for the years ended December 31, 2006 and 2005 have been reclassified to conform with the current year presentation.

3. OTHER CURRENT ASSETS, OTHER RECEIVABLES AND OTHER ASSETS

Other assets consist of the following:

	December 31,
R$’000	2006		2005

Other current assets:
Witholding taxes	R$	59	R$	271
Receivables from franchisees and from FBD — Suprilog assets(a)		1,628		736
Other current receivables		3		69
	R$	1,690	R$	1,076

	December 31,
R$’000	2006		2005

Other receivable and other assets:
Receivables from franchisees — assets sold(b)	R$	702		1,057
Judicial deposits(c)		3,774		3,747
Deferred tax asset(d)		4,543		—
Other receivables		3		19
	R$	9,022	R$	4,823

(a)	Short term receivables from franchisees developed from rights other than royalties and sale of assets and receivables derived from transaction discussed at note 1;

(b)	Long term portion of receivables derived from selling of restaurants to franchisees;

(c)	Deposits required by Brazilian court in connection to some of legal disputes, also discussed at note 10;

(d)	See note 9.

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	December 31,
R$’000	2006		2005

Land	R$	2,322	R$	2,322
Buildings and building improvements		3,330		2,886
Leasehold improvements		8,308		7,449
Machinery, equipment and software		18,076		14,474
Furniture and fixtures		2,959		2,667
Assets under capitalized leases		—		3,594
Vehicles		407		314

		35,402		33,706

Less: Accumulated depreciation and amortization		(17,948)		(17,736)

	R$	17,454	R$	15,970

5. DEFERRED CHARGES, NET

Deferred charges consists of the following:

	December 31,
R$#000	2006		2005

Leasehold premiums	R$	9,484	R$	9,936
Less: accumulated amortization		(4,930)		(4,459)

	R$	4,554	R$	5,477

During 2006 and 2005, the Company adjusted some of its leasehold premiums related to stores in order to achieve their fair value.

6. NOTES PAYABLE

Notes payable consists of the following:

	December 31,
R$’000	2006		2005

Mortgages payable(a)	R$	—	R$	100
Notes payable linked to fixed assets acquisition(b)				859

		—		959
Less: current portion				(959)

	R$	—	R$	—

(a)	Comprised of credit facility from a Brazilian private financial institution, guaranteed by certain officers and receivables. Principal and the interests of 34.9% per annum were paid in four monthly installments ending April 2006.

(b)	This credit facility was used to purchase two stores. Repayment of principal were paid in seven monthly installments of R$53,226, ending July 2006, in addition of one payment of R$486,604 on January 2006. There were no interest charged on these borrowings. Principal was indexed to Brazilian inflation measured by IGP-M.

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The carrying amount of notes payable approximates fair value at December 31, 2005 because they are at market interest rates.

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	December 31,
R$’000	2006		2005

Suppliers	R$	4,189	R$	4,500
Rent payable		713		816
Outsourcing fees		615		451
Accrued utilities		436		398
Accrued maintenance		221		182
Accrued advertising		—		229
Marketing fund		3,804		1,378
Audit services		82		96
Other accrued liabilities		654		476

	R$	10,714	R$	8,526

8. CASH FLOW INFORMATION

Supplemental Disclosure of Cash Flow Information:

(i) Interest and income tax:

	Year ended December 31,
R$’000	2006		2005		2004

Interest paid	R$	1,108	R$	828	R$	948
Income taxes paid	R$	2,533	R$	1,584	R$	224

9. TAXATION

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

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a reconciliation of the amount of reported income tax benefit and the amount computed by applying the combined statutory tax rate of 34.0% to the loss before income taxes:

	December 31,
R$’000	2006		2005		2004

Tax (expense) income at the combined statutory rate	R$	(2,788)	R$	(2,275)	R$	(408)
Current income tax offset by
accumulated tax loss credits		1,114		1688		234
Combined statutory rate applied to differences between taxable results in Brazil and reported results		(1,135)		(1,661)		(425)

Income tax (expense) income as reported in the accompanying consolidated statement of operations	R$	(2,808)	R$	(2,248)	R$	(599)

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

	December 31,
R$’000	2006		2005

Deferred tax assets:
Tax loss carry forward	R$	11,108	R$	13,850
Provision for contingencies		1,268		836
Property and equipment		—		277

Total deferred tax assets		12,375		14,963

Deferred tax liabilities:
Property and equipment		67		—
Deferred charges		—		1,326

Total deferred tax liabilities		67		1,326

Net deferred tax asset		12,308		13,637
Valuation allowance		(7,766)		(13,637)

	R$	4,542	R$	—

The valuation allowance reflects the Company’s assessment of the likelihood of realizing the net deferred tax assets in view of current operations of Venbo. Before the year 2006, the valuation allowance has been accounted for in the total amount of net deferred tax assets due the uncertainty of Venbo’s future positive results and, as a consequence, doubtful taxable income. As of December 31, 2006 the Company’s business forecasts indicated taxable income for the next 10 years. Accordingly, the Company accounted for the net deferred tax asset the amount of R$4.5 million, which is expected to be realized during the same period. The recognition of such asset also increased the income statement in the same amount.

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. COMMITMENTS AND LITIGATION

a) Operating leases

The future minimum lease payments under operating leases with an initial or remaining noncancelable lease terms in excess of one year at December 31, 2006 are as follows:

Fiscal Year	Contractual Leases - R$’000

2007	6,407
2008	4,107
2009	3,270
2010	2,466
2011	1,949
Thereafter	1,700

Total	19,899

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

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2005, fiscal authorities computed some portions of the debt, promptly paid by the Company , at the amount of approximately R$681,915. The Company did not pay any significant amount related to Rio de Janeiro state government agreements, during 2006 .The consolidation of the remaining debt is not expected to be computed during 2007, and accordingly the Company accrued such portion, according to its estimates, as long-term liability. The remaining debt of R$414,628 is annually restated by rates set by the Rio de Janeiro state government, currently 5.8% per year.

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

During March, 2005, the Company filed a formal request with the Brazilian Federal Authorities, claiming to have its total debt reviewed. Such request, reconciles the amounts the Company had accrued at its accounting books (prior to the retroactive adjustment) to the amounts reported in the official statement at the same period. In connection with such request, and based on the Company’s legal advisors, a portion of that amount (R$809,000) was reversed during the first quarter of 2005. The Company believes that the amounts accrued at the balance sheet as of December 31, 2006 are correct, however, there is no assurance that the outcome of this situation will derive further liability to the Company. As of December 31, 2006, the difference between such debt at the statements provided by the Brazilian Federal Government and the statements reported by the Company’s was R$4.4 million (R$4.2 million in 2005 and R$3.2 million in 2004). The difference increase from 2004 to 2006 is due to monetary restatement and interest.

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

The dispute was expected to have an outcome in Company’s favor but it could last some years ahead. In the last quarter of 2006 the Company and IBM Leasing reached an agreement and interrupted the judicial dispute. By this agreement IBM Leasing agreed to write-off the Company’s contractual obligation, in exchange of half total amount that had been deposited in court. As result, the Company recorded the amount of R$2.2 million as a gain in the Consolidated income statement, as Other income (expense),net.

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

During 2005, the Company was ordered to pay a fine of approximately R$480,000 to a former employee. Despite the infrequency of this amount in labor processes, the Company is not guarded from receiving other labor claims in such high amount. During 2006 we received other labor claims from formers employees. As of December 31, 2006 we had labor contingencies at the amount of R$1.8 million accounted for as liabilities in our balance sheet.

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

Liabilities related to tax amnesty programs and litigation consist of the following:

	December 31,
	2006			2005
			Long			Long
	Total	Current	Term	Total	Current	Term
R$’000	Liability	Liability	Liability	Liability	Liability	Liability

Reassessed taxes
State tax (value-added)	415	—	415	362		362
Federal taxes (PAES)	13,698	1,695	12,003	14,628	1,522	13,106
Contingencies
Equipment leasing litigation	—	—	—	3,144	—	3,144
ISS tax litigation	1,763	—	1,763	985	—	985
Social security fines	1,558	1,558
Labor litigation	1,783		1,783
Property leasing litigation	181		181	2,210	—	2,210

TOTAL	$19,398	$3,253	$16,145	$21,329	$1,522	$19,807

11. SHAREHOLDERS’ EQUITY

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

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock repurchase plan

During the last quarter of 2004, the Company’s Board of Directors approved a stock repurchase plan covering the repurchase of as many as 200,000 shares of its own common stock. The plan goal is to optimize the cash generated in the United States and its repurchase limit has been increased by 200,000 shares on October 18, 2006.

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

Shares granted to Venbo employees and shares adjustments

During 2001, the board of Directors approved a grant of 35,000 shares to Venbo top management. This grant of share has not been accounted for during that year, and at December 31, 2004 the company adjusted its common stock to reflect such transaction. Correspondingly, at December 31, 2004 the Company charged R$36,729 to operating results related to those grant of shares. Such amount is a result of number of shares granted, multiplied by their fair value.

In addition, during 2004, the Company adjusted its number of shares stated at Consolidated statements of changes in shareholders’ equity in a total of 637 shares. Such adjustment corrected a miscalculation for the Company’s reversal split of shares accounted for during 1999.

Stock option plan

The Company’s Stock Option Plan terminated on September 17, 2002, ten years from the date of its adoption by the Board of Directors.

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

During 2006, options to purchase an aggregate of 255,750 shares of common stock were exercised, having an aggregate purchase price of $430,000 equivalent to R$935,343, and 12,500 options for shares of common stock expired.

Intrinsic value for stock options is defined as the difference between the current market value and the exercise price. During 2006 and 2005, the total intrinsic value of stock options exercised was approximately $ 247,000 and $31,000, respectively. The total intrinsic value of options exercisable at December 31, 2006 is approximately R$299,000.

Now a days new granted options are immediately vesting. Outstanding exercisable options include some former non-vested ones. Option activity for the years ended December 31, 2006, 2005 and 2004 is summarized as follows:

	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding at beginning of year	347,000	$1.65	521,250	$1.86	570,625	$1.76
Granted	—	—	32,500	0.16	—	—
Exercised	(255,750)	1.68	(26,250)	0.29	—	—
Expired	(12,500)	2.88	(170,000)	2.24	(49,375)	2.78
Canceled			(10,500)	1.77	—	—

Options outstanding at December 31,	78,750	$1.35	347,000	$1.65	521,250	$1.86
Options exercisable at December 31,	78,750	$1.35	347,000	$1.65	521,250	$1.86

The options outstanding at December 31, 2006, range in price from $2.19 per share to $1.06 per share and have a weighted average remaining contractual life of 1.6 year.

12. OTHER INCOME (EXPENSES)

Other income (expenses) consist of the following:

	December 31,
R$’000	2006		2005		2004

Exclusivity agreements	R$	6,059	R$	3,655	R$	3,949
Income from properties leasing		460		410		226
Uncollectable receivables		(482)		(2,470)		(2,243)
Reassessed tax and other tax adjustments		(701)		1,552		(632)
Accruals for contingencies		(936)		(1,482)		(117)
Judicial agreements		2,493		—		—
Professional fees for tax consulting		(1,175)		—		—
Transport and logistic operating income		—		873		9
Preopening and other (expenses) income		(293)		(290)		(558)

	R$	5,425	R$	2,248	R$	634

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. TRANSACTIONS WITH RELATED PARTIES

Among all 456 franchised point of sales (“POS”), 24 stores (22 stores in 2005) are franchised with CCC Empreendimentos Ltda. and 32 stores (28 stores in 2005) are franchised with Big Burger Ltda. (or affiliate). Both enterprises are Company’s shareholders. All franchise transactions with those related parties are made at usual market value and at December 31, 2006 the Company account receivables included R$483,036 (R$393,196 in 2005) related to them.

14. SELECTED QUARTERLY FINANCIAL DATA

	2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Amounts in Thousands of Brazilian Reais, except shares
		and income (loss) per share)

Net Restaurant Sales	23,426	17,610	18,432	21,463
Net Franchise Revenues	3,993	3,439	4,208	4,745
Operating income (loss)	3,414	224	2,345	2,881
Net income (loss)	2,458	(26)	1,694	5,808
Basic and diluted income (loss) per share	0.31	—	0.21	0.70
Weighted average common shares outstanding	8,046,683	8,112,127	8,203,272	8,184,840

	2005

Net Restaurant Sales	18,099	16,774	18,221	22,465
Net Franchise Revenues	2,701	2,606	2,982	3,674
Operating income (loss)	2,824	79	721	2,615
Net income (loss)	2,018	(680)	484	2,622
Basic and diluted income (loss) per share	0.25	(0.08)	0.06	0.32
Weighted average common shares outstanding	8,098,257	8,068,015	8,057,154	8,022,716

15. SUBSEQUENT EVENTS

In the beginning 2007, the Company, through its new holding company in Brazil, 22 N, reached an agreement with Yum! Brands’, owner of KFC brand in Brazil.

By this agreement, 22 N will assume the operations of KFC’s four directly owned and operated restaurants in Rio de Janeiro, as a Yum! Brands’ franchisee and will be responsible for developing and expanding KFC’s chain in Brazil through new own-operated restaurants and franchisees, as well as managing the chain’s operations in Brazil.