Form 10-K/A
period 2006-12-31
BRAZIL FAST FOOD CORP
filed 2007-04-30
CIK 914537

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

As of April 30, 2007, the registrant had 8,384,177 shares of outstanding Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment on Form 10-K/A (this “Amendment”) amends Brazil Fast Food Corp.’s (the “Company’s”) Annual Report on Form 10-K/A for the year ended December 31, 2006, originally filed with the Securities and Exchange Commission on April 4, 2007 (the “Original Filing”). We are refiling Part III to include information required by Items 10, 11, 12, 13 and 14 because our definitive proxy statement will not be filed within 120 days after the end of our year ended December 31, 2006. In addition, pursuant to the rules of the Securities and Exchange Commission, we are including with this Amendment certain currently dated certifications. Because no financial statements are contained in this Amendment, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other changes have been made to the Original Filing. This Amendment continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing. The filing of this Form 10-K/A is not a representation that any statements contained in items of Form 10-K other than Part III, Items 10 through 14 are true or complete as of any date subsequent to the Original Filing.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sets forth our Board of Directors as of April 26, 2007.

		Position and Offices	Director
Name	Age	Presently Held	Since

Omar Carneiro da Cunha(1)	60	Chairman of the Board	1996
José Ricardo Bousquet Bomeny(2)	65	Director	1996
Stephen J. Rose(1)	76	Director	2001
Guillermo Hector Pisano	68	Director	2002
Gustavo Figueiredo Bomeny(1)	39	Director	2002
Rômulo Borges Fonseca(2)	56	Director and Secretary	2002
Peter J. F. van Voorst Vader(2)	53	Director	1996

(1)	Member of the audit committee.

(2)	Member of the compensation committee.

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

Stephen J. Rose has served as one of our directors since June 2001. Since May 2000, Mr. Rose has been a founding director and shareholder of Latinco, a London-based investment bank specializing in capital raising and other services to medium-sized Latin American companies. Prior to that date and from 1996, Mr. Rose was Managing Director of Unibanco Capital Markets in London. From 1980 to 1996, Mr. Rose was Chairman and Managing Director of Stephen Rose & Partners, a private investment bank, which was acquired by UBS in 1996. Mr. Rose was educated in Marlborough College and subsequently at Worcester College, Oxford, where he obtained First Class Honors in Law and was called to the Bar in 1954.

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

Rômulo Borges Fonseca has served as one our directors since 2002 and as our corporate Secretary since December 2003. Mr. Fonseca was an engineer in the Maintenance and Transportation division of Petrobras, the

Brazilian Petrol Company, from 1975 to 1982. After he left Petrobras, Mr. Fonseca founded MCA, a company specializing in mechanical assemblages for fuel trucks serving airports and companies like Shell, Petrobras and others in the fuel business. In 1998 Mr. Fonseca started SBCQ, a laboratory of metallic analysis, and in the same year he founded the FORZA group which are gas stations specializing in natural gas distribution. Mr. Fonseca is also a shareholder of CCC Empreendimentos e Participações Ltd., which is a principal stockholder of our company. Mr. Fonseca is a Mechanical Engineer and a graduate of the PUC University, Rio de Janeiro and he has a degree in Economics from Fundacao Getulio Vargas, Brazil.

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

Meetings and Committees of the Board of Directors

The Board of Directors held four meetings during the year ended December 31, 2006, and each of our directors attended all of those meetings except for Mr. Peter J. F. van Voorst Vader who were absent in the meeting held in November 27, 2006 and Mr. Stephen Rose who only attended to the meeting held in July 12, 2006. The Board of Directors has two standing committees, the Audit Committee and the Compensation Committee. The Board of Directors does not have a standing nominating committee. The Board of Directors believes that questions regarding the nomination of directors are better addressed by the Board of Directors as a whole. Moreover, in accordance with certain of the voting provisions contained in the 2002 Stockholders’ Agreement, as discussed below, our stockholders who are parties to such agreement have agreed to vote for the election of certain director nominees to our Board of Directors as designated by the parties to such agreement.

Audit Committee.  The Audit Committee of our Board of Directors is charged with the review of the activities of our independent auditors, including, but not limited to, establishing our audit policies, selecting our independent auditors and overseeing the engagement of our independent auditors. The Audit Committee was previously composed of Messrs. Omar Carneiro da Cunha, Guillermo Hector Pisano and Stephen J. Rose. At the meeting of the Board of Directors on April 6, 2005, the Board accepted the resignation of Mr. Guillermo Pisano and the designation of Mr. Gustavo Figueiredo Bomeny to fill his vacancy. The Board has also confirmed Mr. Omar Carneiro da Cunha as the qualified “audit committee financial expert” as defined by the rules promulgated by the Securities and Exchange Commission (the “SEC”). The Audit Committee held two meetings during the year ended December 31, 2006 with all of its members in attendance except for Mr. Stephen Rose who were absent in the meeting held in February 9, 2006.

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

Compensation Committee.  The Compensation Committee of our Board of Directors is charged with reviewing and recommending to our Board of Directors compensation programs for our executive officers and key employees. The Compensation Committee, which is currently composed of Messrs. José Ricardo Bousquet Bomeny, Rômulo Borges Fonseca and Peter J. F. van Voorst Vader, held two meetings during the year ended December 31, 2006, with all of its members in attendance except for Mr. José Ricardo Bousquet Bomeny who were absent in the meeting held in February 9, 2006.

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, as well as those persons who own more than 10% of our Common Stock, to file reports of ownership and changes in ownership with the SEC. These persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such forms, or written representations from certain reporting persons that no such forms were required, we believe that during the fiscal year ended December 31, 2006, all filing requirements applicable to our officers, directors and greater than 10% owners of our Common Stock were met.

Code of Ethics

We expect that the standards set forth in our Code of Ethics, which are applicable to our executive officers, directors and employees will help us promote honest and ethical conduct, full, fair, accurate, timely and understandable disclosure, and compliance with applicable governmental rules and regulations.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Committee Interlocks and Insider Participation

None of the members of our Compensation Committee served as an officer or an employee of the Company or any of its subsidiaries during the fiscal year ended on December 31, 2006. There was no material transaction between us and any of the members of the Compensation Committee during the fiscal year ended December 31, 2006.

Summary Compensation

The following table presents certain summary information concerning compensation earned for services rendered in all capacities by the individual who served as Chief Executive Officer whose total annual salary and bonus exceeded $100,000 during the fiscal year ended December 31, 2006 (the “Named Executive Officers”).

					Long Term
	Annual Compensation (1)				Compensation
				Other	Awards
				Annual	Securities
				Compensation	Underlying	All Other
Name and Principal Position	Year	Salary($)	Bonus($)	($)	Options(#)	Compensation($)

Ricardo Figueiredo Bomeny	2006	$129,027	$63,990	*	—	$—
Chief Executive Officer	2005	$87,700	$40,600	*	—	$—
	2004	$35,500	$12,525	*	—	$91,000	(2)
	2003	$41,200	$7,200	*	—	$84,000	(3)

Romulo Borges Fonseca	2006	—	—	*	—	$2,000
Secretary	2005	—	—	*	—	$2,000
	2004	—	—	—	4,375	$87,500	(4)
	2003	—	—	—	4,375	—

*	Value of perquisites and other personal benefits does not exceed the lesser of $50,000 or 10% of the total of annual salary and bonus reported for the Named Executive Officer. (1) In this table, annual compensation has been converted into U.S. Dollars based on an average exchange rate for each period.

(2)	Includes 260,000 shares of Common Stock granted to Mr. Bomeny at a market value of $0.35 per share in connection with services he performed for us as our Chief Executive Officer pursuant to the 2002 Shareholders’ Agreement. Mr. Bomeny subsequently transferred 250,000 of these shares to CCC Empreendimentos e Participações Ltda.

(3)	Includes 240,000 shares of Common Stock granted to Mr. Bomeny at a market value of $0.35 per share in connection with the services he performed for us as our Chief Executive Officer pursuant to the 2002 Shareholders’ Agreement.

(4)	Includes 250,000 shares of Common Stock granted to Mr. Fonseca at a market value of $0.35 per share in connection with services he performed for us as our Secretary and assigned by Mr. Ricardo Bomeny pursuant to the 2002 Shareholders’ Agreement.

Stock Option Grants and Exercises

There were no stock option grants issued by us to any of the named executive officers during the year ended December 31, 2006.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

None.

Employment Agreement

We have an employment agreement, renewable annually at our option, with Ricardo Figueiredo Bomeny our Chief Executive Officer and also a General Manager (“Diretor Superintendente”) of our wholly owned subsidiary Venbo Comércio de Alimentos Ltda. (“Venbo”). During the first 12 months (2003) of his term as our Chief Executive Officer, in addition to his base salary, we agreed to pay Mr. Bomeny 20,000 shares of Common Stock per month. During his second 12 month term (2004) we agreed to pay Mr. Bomeny a sum in cash equal to R$12,000 per month or $5,158 per month and an additional 260,000 shares of our Common Stock, provided Mr. Bomeny met certain specific performance objectives. Mr. Bomeny was issued the 260,000 shares under this arrangement, of which 250,000 shares were transferred to CCC Empreendimentos e Participações Ltda. In 2005, Mr. Bomeny’s salary was adjusted to R$20,000 per month or $8,000 per month, plus a cash bonus up to R$140,000 or $64,200 approximately, provided Mr. Bomeny meets certain specific performance objectives.

REPORT ON EXECUTIVE COMPENSATION

Our Compensation Committee is charged with reviewing and recommending to our Board of Directors compensation programs for our executive officers.

Compensation Philosophy

We believe that executive compensation should:

•	provide motivation to achieve goals by tying executive compensation to our company performance, as well as affording recognition of individual performance;

•	provide compensation reasonably comparable to that offered by other companies in the same industry; and

•	align the interests of executive officers with the long-term interests of our stockholders.

Our compensation plan is designed to encourage and balance the attainment of short-term operational goals, as well as the implementation and realization of long-term strategic initiatives. As greater responsibilities are assumed by executive officers, a larger portion of compensation is “at risk.”

This philosophy is intended to apply to all management, including Ricardo Figueiredo Bomeny, our Chief Executive Officer.

Compensation Program

Our executive compensation program has two major components: base salary, cash bonus and long-term equity incentives. We seek to position total compensation at or near the median levels of other companies in the same industry in Brazil.

Individual performance reviews are generally conducted annually. Compensation in 2006 was based on an individual’s sustained performance and the achievement of our revenue, income, and earnings per share goals. We do not assign specific weighing factors when measuring performance; rather, subjective judgment and discretion are exercised in light of our overall compensation philosophy. Base salary is determined by evaluation of individual responsibility and performance and aligned with Brazilian market.

Chief Executive Officer Compensation

Ricardo Figueiredo Bomeny’s compensation is determined substantially in conformity with the compensation philosophy, discussed above, that is applicable to all of our executive officers. Performance is measured against predefined financial, operational and strategic objectives.

In establishing Ricardo Bomeny’s base salary, our Board of Directors took into account both corporate and individual achievements. Mr. Bomeny’s performance objectives included quantitative goals related to increasing revenues and earnings per share. His goals also included significant qualitative objectives such as evaluating expansion and acquisition opportunities and the attainment of specific cost-savings.

During 2006, we paid Mr. Bomeny a salary of $129,027. In addition, we paid compensation for task accomplishment awarded by the Board in the amount of $63,990.

Tax Considerations

Section 162(m) of the Internal Revenue Code (“Code”) generally limits the deductibility of compensation in excess of $1 million paid to the chief executive officer and the four most highly compensated officers. Certain performance-based compensation is excluded by Section 162(m)(4)(C) of the Code in determining whether the $1 million cap applies. Currently, the total compensation, including salary, bonuses and excludable stock options for any of the named executives does not exceed this limit. If, in the future, this regulation becomes applicable to us, our Board of Directors will not necessarily limit executive compensation to that which is deductible, but will consider alternatives to preserving the deductibility of compensation payments and benefits to the extent consistent with its overall compensation objectives and philosophy.

Summary

Our Board of Directors, through its Compensation Committee, will continue to review our compensation programs to assure such programs are consistent with the objective of increasing stockholder value.

Compensation Committee of the Board Of Directors

José Ricardo Bousquet Bomeny
Rômulo Borges Fonseca
Peter J. F. van Voorst Vader

April 28, 2006

Directors’ Compensation

Before 2005, our directors receive no cash compensation for attending board meetings other than reimbursement of reasonable expenses incurred in attending such meetings. Until the end of 2004, we used to compensate our directors on an annual basis for their services through grants of options to acquire shares of our Common Stock, exercisable at the prevailing market price of our Common Stock on the respective grant dates, with the next such grants scheduled to be made on the date of the annual meeting. There was no pre-determined number of options annually granted to our directors. The quantity of options to be granted was defined every year by our Compensation Committee, which is composed of certain of our board members.

In 2005, our directors started to receive cash compensation for attending board meetings. There is no pre-determined amount to be annually paid to our directors. Instead, the sum to be paid is defined every year by our Compensation Committee, which is composed of certain of our board members.

For each of the fiscal years ended December 31, 2005 and December 31, 2006, our Compensation Committee awarded Omar Carneiro da Cunha $3,000, and it awarded each of Stephen J. Rose, Peter J. F. van Voorst Vader, Rômulo Borges Fonseca, José Ricardo Bomeny, Gustavo Figueiredo Bomeny, Guillermo Hector Pisano and José Ricardo Bousquet Bomeny $2,000.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of April 26, 2007 with respect to the beneficial ownership of our Common Stock by: (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (ii) our Chief Executive Officer; and (iii) each of our directors and all executive officers, directors and nominees as a group. The total number of our shares outstanding as of April 26, 2007 was 8,355,427.

			Percent
	Number of Shares		of Common Stock
Name	Beneficially Owned (1)		Beneficially Owned

Peter J. F. van Voorst Vader	4,363,937	(2)	52.1%
Omar Carneiro da Cunha	4,310,187	(3)	51.4%
José Ricardo Bousquet Bomeny	4,310,187	(4)	51.4%
Stephen J. Rose	195,000	(5)	2.3%
Guillermo Hector Pisano	8,750	(6)	*
Gustavo Figueiredo Bomeny	258,750	(7)	3.1%
Ricardo Figueiredo Bomeny	250,000	(8)	3.0%
Rômulo Borges Fonseca	4,310,187	(9)	51.4%
Mexford Resources	810,000	(10)	9.7%
All executive officers and directors as a group (8 persons)	5,022,687		59.9%

*	Less than one percent.

(1)	Beneficial ownership means the sole or shared power to vote or direct the voting of a security or the sole or shared power to invest or dispose or direct the investment or disposition of a security. Except as otherwise indicated, we believe that all named persons have sole voting power and investment power with respect to their shares of Common Stock, except to the extent that such authority is shared by spouses under applicable law, and record and beneficial ownership with respect to their shares. This table also includes any shares of Common Stock issuable upon exercise of options or warrants that are currently exercisable.

(2)	Includes options to purchase 53,750 shares of Common Stock. Also includes 146,250 shares of Common Stock owned by Shampi Investments A.E.C., L.G., whose address is Smith Boulevard, Punta Brabo, Oranjstad, Aruba, of which Mr. van Voorst Vader is the sole stockholder. Includes 4,163,937 shares of Common Stock beneficially owned by other stockholders who are parties to the 2002 Stockholders’ Agreement, for which each of the parties, including Mr. van Voorst Vader, has shared voting power to elect directors. The address for Mr. van Voorst Vader is Rua Casuarina, 780 Humaitá CEP: 22.261-160 Rio de Janeiro — RJ, Brazil.

(3)	Includes 131,062 shares of Common Stock owned by Seaview Ventures Group Inc., whose address is The Creque Building, P.O. Box 116, Road Town, Tortola, British Virgin Islands, of which Mr. Carneiro da Cunha is a principal. Includes 4,179,125 shares of Common Stock beneficially owned by other stockholders who are parties to the 2002 Stockholders’ Agreement, for which each of the parties, including Mr. Carneiro da Cunha, has shared voting power to elect our Board of Directors. The address for Mr. Carneiro da Cunha is Avenida Visconde de Albuquerque, 999 Leblon CEP: 22.450-001 Rio de Janeiro — RJ, Brazil.

(4)	Includes 100,000 shares owned by Big Burger Recife Ltda., of which Mr. Bomeny is a shareholder. Also includes 2,845,499 shares of Common Stock beneficially owned by other stockholders who are parties to the 2002 Stockholders’ Agreement, for which each of the parties, including Mr. Bomeny, has shared voting power to elect our Board of Directors. The address for Mr. Bomeny is c/o Big Burger Ltda., Rua Lauro Muller, 116 sala 2005 Botafogo CEP:22.290-906 Rio de Janeiro — RJ, Brazil.

(5)	The address for Mr. Rose is Barnyard, The Green, Writtle, Essex, England.

(6)	The address for Mr. Pisano is Rua Barão de Ipanema, 146 — Casa 2 Copacabana CEP: 22.050-030 Rio de Janeiro — RJ, Brazil.

(7)	The address for Mr. Bomeny is Rua Gal Tasso Fragoso, 33 apto.301 Jardim Botânico CEP: 22.470-170 Rio de Janeiro — RJ, Brazil.

(8)	The address for Mr. Bomeny is Rua Gal Tasso Fragoso, 33 apto. 101 Jardim Botânico CEP: 22.470-170 Rio de Janeiro — RJ, Brazil.

(9)	Includes 149,437 shares of Common Stock owned by CCC Empreendimentos e Participações Ltda., of which Mr. Fonseca is a shareholder. Also includes 1,742,000 shares of Common Stock owned by other stockholders who are parties to the 2002 Stockholders’ Agreement, for which each of the parties, including Mr. Fonseca, has shared voting power to elect our Board of Directors. The address for Mr. Fonseca is Rua Ibere Nazareth, 140 Barra da Tijuca CEP: 22.793-780 Rio de Janeiro — RJ, Brazil.

(10)	The address for Mexford Resources is P.O. Box 3163 — Chera Chambers, RD Town, Tortola — British Virgin Islands.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed to the Company by our principal audit firm BDO Trevisan for the years ended December 31, 2005 and December 31, 2006 are as follows:

Audit Fees:  The aggregate audit fees for professional services rendered by our outside auditors in connection with their audit of (i) our consolidated annual financial statements included in our annual report on Form 10-K and (ii) reviews of our consolidated quarterly financial statements included in our quarterly reports on Form 10-Q, amounted to approximately $91,500 paid to BDO Trevisan for the fiscal year ended December 31, 2005, which includes $12,000 of services related to Sarbanes Oxley compliance, and approximately $104,732 paid to BDO Trevisan for the fiscal year ended December 31, 2006, including $16,740 related to a due diligence in KFC’s four stores in Rio de Janeiro, Brazil accounts.

Audit-Related Fees:  There were no fees paid to BDO Trevisan for audit-related services for the fiscal years ended December 31, 2005 and 2006.

Tax Fees:  There were no fees paid to BDO Trevisan for tax related services or the preparation of tax returns for the fiscal years ended December 31, 2005 or 2006.

All Other Fees:  We did not pay any other fees for professional services to BDO Trevisan for the fiscal years ended December 31, 2005 or 2006.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(c) Exhibits

Exhibit
Index	Description

31.1	Certification by Ricardo Figueiredo Bomeny, Chief Executive Officer and Acting Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRAZIL FAST FOOD CORP.

By:	/s/ Ricardo Figueiredo Bomeny
Ricardo Figueiredo Bomeny
President and Chief Executive Officer

April 30, 2007

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated:

/s/ Ricardo Figueiredo Bomeny Ricardo Figueiredo Bomeny	Chief Executive Officer and Acting Chief Financial Officer	Date: April 30, 2007

/s/ Omar Carneiro da Cunha Omar Carneiro da Cunha	Chairman of the Board	Date: April 30, 2007

/s/ Peter J.F. van Voorst Vader Peter J.F. van Voorst Vader	Director	Date: April 30, 2007

/s/ Romulo Borges Fonseca Romulo Borges Fonseca	Director	Date: April 30, 2007

/s/ José Ricardo Bousquet Bomeny José Ricardo Bousquet Bomeny	Director	Date: April 30, 2007

/s/ Stephen J. Rose Stephen J. Rose	Director	Date: April 30, 2007

/s/ Guillermo Hector Pisano Guillermo Hector Pisano	Director	Date: April 30, 2007

/s/ Gustavo Figueiredo Bomeny Gustavo Figueiredo Bomeny	Director	Date: April 30, 2007

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

EXHIBIT INDEX

Exhibit
Index	Description

31.1	Certification by Ricardo Figueiredo Bomeny, Chief Executive Officer and Acting Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002