Form 10-Q
period 2007-03-31
BRAZIL FAST FOOD CORP
filed 2007-05-21
CIK 914537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ending March 31, 2007

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
(Address of principal executive offices, including zip code)
011 55 21 2536-7500
(Registrant’s telephone number, including area code)
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
     Large accelerated filer ☐                      Accelerated filer ☐                     Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of May 11, 2007, 8,384,177 shares of the Company’s common stock, $0.0001 par value per share, were outstanding.

BRAZIL FAST FOOD CORP.
INDEX

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
(in thousands of Brazilian Reais, except share amounts)

	March, 31		December 31,
	2007		2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	R$	4,171	R$	3,810
Inventories		2,009		2,187
Accounts receivable Clients		1,793		2,026
Franchisees		5,130		6,012
Allowance for doubtful accounts		(726)		(726)
Prepaid expenses		1,267		814
Other current assets		1,067		1,690

TOTAL CURRENT ASSETS		14,711		15,813

PROPERTY AND EQUIPMENT, NET		17,740		17,454
DEFERRED CHARGES, NET		4,560		4,554
OTHER RECEIVABLES AND OTHER ASSETS		9,338		9,022

TOTAL ASSETS	R$	46,349	R$	46,843

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	R$	6,845	R$	10,714
Payroll and related accruals		3,188		2,826
Income taxes accruals		—		331
Taxes, other than income taxes		894		980
Deferred income		982		986
Reassessed taxes		1,695		3,253
Other current liabilities		905		266

TOTAL CURRENT LIABILITIES		14,509		19,356
DEFERRED INCOME, less current portion		818		1,064
CONTINGENCIES AND REASSESSED TAXES, less current portion (note 4)		17,083		16,145

TOTAL LIABILITIES		32,410		36,565

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 5,000 shares authorized; no shares issued				—
Common stock, $.0001 par value, 12,500,000 shares authorized; 8,384,177 shares issued, 8,182,242 shares outstanding		1		1
Additional paid-in capital		60,818		60,818
Treasury Stock (201,935 shares)		(808)		(808)
Accumulated Deficit		(45,061)		(48,753)
Accumulated comprehensive loss		(1,011)		(980)

TOTAL SHAREHOLDERS’ EQUITY		13,939		10,278

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	R$	46,349	R$	46,843

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
(in thousands of Brazilian Reais, except share amounts)

	Three Months Ended March 31,
	2007		2006
STORE RESULTS
Net Restaurant Sales	R$	21,243	R$	23,426
Store Costs and Expenses
Food, Beverage and Packaging		(7,720)		(8,539)
Payroll & Related Benefits		(5,009)		(5,138)
Restaurant Occupancy		(2,264)		(2,394)
Contracted Services		(2,639)		(2,695)
Depreciation and Amortization		(576)		(581)
Other Store Costs and Expenses		(1,695)		(1,465)
Total Store Costs and Expenses		(19,903)		(20,812)

STORE OPERATING INCOME		1,340		2,614

FRANCHISE RESULTS
Net Franchise Revenues	R$	4,463	R$	3,993
Franchise Costs and Expenses		(729)		(681)
FRANCHISE OPERATING INCOME		3,734		3,312

MARKETING, GENERAL AND ADMINISTRATIVE (EXPENSES) INCOME
Marketing (Expenses) income		400		(1,133)
Administrative Expenses		(3,095)		(2,626)
Other Operating Income (Expenses)		1,712		1,616
Depreciation and Amortization		(188)		(151)
Net result of assets sold and impairment of assets		—		(218)
Total Marketing, G & A (Expenses) Income		(1,171)		(2,512)

OPERATING INCOME		3,903		3,414

Interest Expense		(151)		(188)
Foreign Exchage and Monetary Restatement Loss		—		(61)

NET INCOME BEFORE INCOME TAX		3,752		3,165

Income taxes		(60)		(707)

NET INCOME	R$	3,692	R$	2,458

NET INCOME PER COMMON SHARE
BASIC AND DILUTED	R$	0.45	R$	0.31

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING: BASIC AND DILUTED		8,182,242		8,046,683
See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss (Unaudited)
(in thousands of Brazilian Reais)

	Three Months Ended March 31,
	2007		2006
NET INCOME	R$	3,692	R$	2,458
Other comprehensive income (loss):
Foreign currency translation adjustment		(31)		(13)

NET COMPREHENSIVE INCOME	R$	3,661	R$	2,445

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
Consolidated Statements of Changes In Shareholders’ Equity (Unaudited)
(in thousands of Brazilian Reais)

				Additional							Accumulated
	Common Stock			Paid-In		Treasury		Accumulated			Comprehensive
	Shares	Par Value		Capital		Stock		(Deficit)			Loss	Total
Balance, December 31, 2006	8,182,242	R$	1	R$	60,818	R$	(808)	R$	(48,753)	R$	(980)	R$	10,278
Net Income								3,692			(31)		3,661

Balance, March 31, 2007	8,182,242	R$	1	R$	60,818	R$	(808)	R$	(45,061)	R$	(1,011)	R$	13,939

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(in thousands of Brazilian Reais)

	Three Months Ended March 31,
	2007		2006
CASH FLOW FROM OPERATING ACTIVITIES:
NET INCOME	R$	3,692	R$	2,458
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization		764		732
(Gain) Loss on assets sold and impairment of assets		—		218
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable		1,115		938
Inventories		178		151
Prepaid expenses and other current assets		170		(291)
Other assets		(316)		(102)
(Decrease) increase in:
Accounts payable and accrued expenses		(3,869)		(1,892)
Payroll and related accruals		362		569
Taxes		(417)		(731)
Other liabilities		639		9
Contingencies and reassessed taxes		(620)		(133)
Deferred income		(250)		103

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES		1,448		2,029

CASH FLOW FROM INVESTING ACTIVITIES:
Additions to property and equipment		(1,056)		(675)
Acquisition of Company’s own shares		—		(53)
CASH FLOWS USED IN INVESTING ACTIVITIES		(1,056)		(728)

CASH FLOW FROM FINANCING ACTIVITIES:
Repayments under lines of credit		—		(701)
Proceeds from issuance of shares of common stock		—		92
CASH FLOWS USED IN FINANCING ACTIVITIES		—		(609)

EFFECT OF FOREIGN EXCHANGE RATE		(31)		(13)

NET INCREASE IN CASH AND CASH EQUIVALENTS		361		679
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD		3,810		2,444

CASH AND CASH EQUIVALENTS AT END OF PERIOD	R$	4,171	R$	3,123

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(in thousands of Brazilian Reais)
NOTE 1 — FINANCIAL STATEMENT PRESENTATION
     The accompanying financial statements have been prepared by Brazil Fast Food Corp. (the “Company”), without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results for the quarter ended March 31, 2007 do not necessarily indicate the results that may be expected for the full year. Unless otherwise specified all references in these financial statements to (i) “Reais” or “R$” are to the Brazilian Real (singular), or to Brazilian Reais (plural), the legal currency of Brazil, and (ii) “U.S. Dollars” or “$” are to United States’ dollars.
     Certain information and footnote disclosures prepared in accordance with generally accepted accounting principles and normally included in the financial statements have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
NOTE 2 — BUSINESS AND OPERATIONS
     Brazil Fast Food Corp. (the “Company”) was incorporated in the State of Delaware on September 16, 1992. During 1996, the Company acquired (the “Acquisition”) 100.0% of the capital of Venbo Comercio de Alimentos Ltda. (“Venbo”), a Brazilian limited liability company which conducts business under the trade name “Bob’s”, and owns and, directly or through franchisees, operates the second largest fast food hamburger restaurant chain in Brazil.
     In December 2006, the Company set up a new holding company called 22N Participações Ltda. (“22N”), via the capital contribution of the equity interest it held in Venbo. After this restructuring, completed on December 31, 2006, all of the Company’s businesses in Brazil was consolidated through 22N, and Venbo is currently preparing to conduct its business through three primary divisions: fast food restaurants, franchises and real estate.
     During the second half of 2004, Venbo established, in an association with a Brazilian individual (the “Associate”), a new company, Suprilog Transportadora Ltda (“Suprilog”), to render transportation services at market value to Venbo, Bob’s franchisees and to other Brazilian companies. During the first quarter of 2005, the Associate reached an agreement with Venbo, pursuant to which he left the joint venture and Venbo became wholly-owner of Suprilog. By the end of 2005, Venbo renegotiated the contract with one of the main suppliers, Fast Food Distributor Ltda. (“FBD”), a non-affiliate company, considering different basis from the previous one, including logistics and transportation services. Because of such renewal, Venbo sold the main operating assets and liabilities of Suprilog to FBD, which is now providing the transportation. Suprilog operated the transportation business until the end of November 2005. As of March 31, 2007 Suprilog was a non-operating company, and even though, its financial statements are being entirely consolidated in the accompanying financial statements.
     During the first quarter of 2007, the Company, through 22N, reached an agreement with Yum! Brands, owner of the KFC brand. By this agreement, 22N will assume the operations of KFC’s four directly owned and operated restaurants in Rio de Janeiro as a Yum! Brands’ franchisee, through a new established subsidiary, named Clematis Indústria e Comércio de Alimentos e Participações Ltda. (“Clematis”), and will be responsible for developing and expanding KFC’s chain in Brazil through new own-operated restaurants and franchisees, as well as managing the chain’s operations in Brazil. Clematis initiated its activities on April 1, 2007, and accordingly, the result of its operation is not included in this report.

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
     Since June 2002, the Company has been paying all its current taxes on a timely basis.
     The tax debt evolution and their current status are summarized as follows:
•	Tax on Products and Services Circulation, a value added state tax — ICMS
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
However, during this last agreement, the fiscal authorities of Rio de Janeiro State did not recognize a portion of those unpaid taxes and were recalculating another portion.
To date, the fiscal authorities have already computed some portions of the debt, promptly paid by the Company, at the amount of approximately R$681,915, but the remaining debt is not expected to be computed in the short-term, and accordingly has been estimated and accrued by the Company as long-term liability. The remaining debt of R$414,628 is annually restated by interest rates set by the Rio de Janeiro state government, currently 3.0% per year.
•	Federal Taxes and Social Security penalties — PAES
Concerning the unpaid federal taxes and the Social Security penalties, the Company applied to join and was accepted into two subsequent amnesty programs offered by the Brazilian federal government (REFIS during 1999 and PAES during 2003).
The second amnesty program (PAES) included the balance of the previous federal tax amnesty program (REFIS) and unpaid 2001 and 2002 federal tax, as well as the Social Security penalties. The total debt included in such program is being paid in monthly installments, on a timely basis, equivalent to 1.5% of the Company’s gross sales, with interest accruing at rates set by the Brazilian federal government, which currently are 6.5% per year.
During the first quarter of 2007, the Company paid approximately R$500,097 (R$470,000 in the first quarter of 2006) related to such Brazilian federal tax amnesty program, including R$81,132 (R$63,000 in 2006) of interests.

In February 2005, the Company compared its remaining debt regarding PAES with statements provided by the Brazilian Federal Government. Those statements reported that Company’s total debt would be greater than the figures in the Company’s balance sheet, in the amount of approximately R$3.2 million. In result of that comparison, the Company processed a retroactive adjustment on its balance sheet at December 31, 2004. During March 2005, the Company filed a formal request with the Brazilian Federal Authorities, claiming to have its total debt reviewed. Such request, reconciles the amounts the Company had accrued at its accounting books (prior to the retroactive adjustment) to the amounts reported in the official statement at the same period. In connection with such request, and based on the Company’s legal advisors, a portion of that amount (R$809,000) was reversed during the first quarter of 2005. The Company believes that the amounts accrued at the balance sheet as of March 31, 2007 are correct, however, there is no assurance that the outcome of this situation will derive further liability to the Company. As of March 31, 2007, the difference between such debt at the statements provided by the Brazilian Federal Government and the statements reported by the Company’s was R$4.5 million.
Contingencies
•	Leasing litigation
During 2001, the Company claimed in Brazilian court that their lease financing contracts with IBM Leasing should not have their principal amounts indexed to U.S. Dollars, but instead should be stated in Brazilian Reais bearing interest of 12.0% per annum. While awaiting the court’s determination, the Company has deposited all installment payments with the court, in Brazilian Reais with 12.0% per annum interest, until the end of the contract term on November, 2002. Despite the Company’s claim that it owes the lower amounts, the Company had accrued the full contracted amount in its balance sheet until November 30, 2006.
In the last quarter of 2006, the Company and IBM Leasing reached an agreement and interrupted the judicial dispute. By this agreement IBM Leasing agreed to write-off the Company’s contractual obligation, in exchange of half total amount that had been deposited in court. As result, during the last quarter of 2006 the Company recorded the amount of R$2.2 million as a gain in the Consolidated Income Statement, as Other Income (expense), net.
•	Tax on Service — ISS litigation
ISS is a tax charged by Brazilian cities on services rendered by companies in Brazil.
None of the Company’s revenues were subject to such tax until 2003, but in the beginning of 2004 a new ISS legislation has been implemented and according to it, royalty fees should be included on the basis of ISS calculation.
Although the Company is claiming in court that royalty fees should not be considered payment for services rendered and therefore should not be subject to ISS taxation, the Company is monthly depositing with the court the amount referred to ISS while awaits its determination. The Company has accrued the claimed amounts as of March 31, 2007.
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
In 2005, Venbo was summoned by the fiscal authority of the State of Rio de Janeiro to pay a debt of approximately R$97,000 referred to the period prior to 1996. In order to have the right to appeal it was obliged to put in a pledge one of its properties. VENDEX assumed the defense but did not substituted the seizure of the asset, because of its weak current financial condition. VENDEX attorneys are defending all demands; however, we cannot predict if the outcome will result in burdensome liabilities that could hazard our financial position.
     Liabilities related to tax amnesty programs and litigation consist of the following:

	March 31,			December 31,
R$'000	2007			2006
			Long			Long
	Total	Current	Term	Total	Current	Term
	Liability	Liability	Liability	Liability	Liability	Liability
Reassessed taxes
State tax (value-added)	415	—	415	415	—	415
Federal taxes (PAES)	13,353	1,695	11,658	13,698	1,695	12,003
Contingencies
ISS tax litigation	1,991	—	1,991	1,763	—	1,763
Social security and other fines	1,102		1,102	1,558	1,558
Labor litigation	1,732		1,732	1,783		1,783
Property leasing litigation	185		185	181		181

TOTAL	$18,778	$1,695	$17,083	$19,398	$3,253	$16,145

•	Other litigation
- By the end of 2002, a former franchisee initiated a lawsuit against the Company alleging that the Company was responsible for his unsuccessful franchise operation and stating that the franchiser should be considered responsible for having offered the operation of a store with guaranteed profitability. This franchisee became a permanent debtor of royalty and marketing contributions, and the Company, after failing a great exertion to improve his business, finally decided to interrupt the franchise contract and closed the stores explored by him. The Company’s legal advisors believe his argument contradicts franchise laws and the usual business practices of the Company, but cannot assure that no indemnity or compensation will result from this judicial claim.
- In 2005, the Company were condemned to pay a fine of approximately R$480,000 to a former employee. Despite the infrequency of this amount in labor processes, the Company is not guarded from receiving other labor claims in such high amount. During 2006 and 2007 the Company received other labor claims from formers employees. As of March 31, 2007 the Company had labor contingencies at the amount of R$1.7 million accounted for as liabilities in its balance sheet.
- The Tax on Products and Services Circulation — ICMS, is a Brazilian value added state tax required of business that sell products and render services within the domain of Brazilian state governments and the federal district. Every amount due related to ICMS registered as of May 2002 has been paid by the Company, and since then, the Company has been paying regularly its taxes to the governments of Rio de Janeiro and Sao Paulo states and to the federal district (Brasília). Nevertheless, in 2005, the fiscal authorities of Rio de Janeiro and Sao Paulo compelled the Company to submit electronic forms with 4 years monthly figures corresponding to two stores’ sales. The exigency could not be met by the Company due to technical difficulties, which caused the Company to be fined in R$754,457 by the Rio de Janeiro’s fiscal authorities. During the last quarter of 2006 the Government of Rio de Janeiro issued an amnesty program through which the fine was reduced and the Company paid R$264,953 to quit such debt. During the same period, the amount of R$489,504 was reversed to other income in the statements of results.
- During the last quarter of 2006, Brazilian Social Security Authorities applied penalties of R$1.6 million against the Company, by charging certain employees benefits not covered by the Company’s previous calculation of Social Security contributions. During the first quarter of 2007, the Company paid R$979,638 related to such penalties. The remaining amount of R$578,633 is been legally questioned by the Company and is accrued on the Company’s Consolidated balance sheet as of March, 31 2007.
- During the quarter ended March 31, 2007, Brazilian Internal Revenue Service Authorities applied penalties of R$522,917 against the Company, by charging certain employees benefits not covered by the Company’s previous calculation of income tax withheld on salaries. This penalty is accrued on the Company’s Consolidated balance sheet as of March 31, 2007.

NOTE 5 — STOCK OPTION PLAN ACTIVITY
     The Company’ Stock Option Plan terminated on September 17, 2002, ten years from the date of its adoption by the Board of Directors. In 2005, the Company’s Board of Directors decided that no more stock options would be granted. Nevertheless, the provisions set by the Company’ Stock Option Plan are still valid for all vesting stock options.
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
     There were no options canceled, expired or exercised during the three months ended March 31, 2007, under the Company’s Stock Option Plan.
     Intrinsic value for stock options is defined as the difference between the current market value and the exercise price. The total intrinsic value of options exercisable at March 31, 2007 is approximately $300,315.
NOTE 6 — TREASURY STOCK
     During the last quarter of 2004, the Company’s Board of Directors approved a stock repurchase plan covering the repurchase of as many as 200,000 shares of its own common stock. On October 18, 2006, this repurchase limit were increased by another 200,000 shares. The plan goal is to optimize the cash generated in the United States.
     During the first quarter of 2006, the Company repurchased a total amount of 16,000 shares under the referred stock repurchase plan. During the first quarter of 2007, the Company did not repurchase any share related to such plan.
     As of March 31, 2006, the Company’s total disbursement for these stock purchases totaled R$592,232 and was accounted for as a deduction of Paid in Capital.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following is a discussion of the Company’s financial condition and results of operations comparing the interim quarters ended March 31, 2007 and March 31, 2006. You should read this section together with the Company’s consolidated financial statements including the notes to those financial statements, as applicable, for the years and periods mentioned above.
OUR BUSINESS
     Through our wholly-owned subsidiary, Venbo Comercio de Alimentos Ltda. (“Venbo”), a Brazilian limited liability company which conducts business under the trade name “Bob’s,” we own and, directly and through franchisees, operate the second largest fast food hamburger restaurant chain in Brazil.
RESULTS OF OPERATIONS — COMPARISON OF QUARTERS ENDED MARCH 31, 2007 AND 2006
     The following table sets forth certain operating data for the quarters ended March 31, 2007 and 2006. These statements segregate the earnings provided by our operated stores business from the earnings provided by our franchise business. All operating figures were stated as a percentage of the Net Restaurant Sales, except for the franchise figures, which were stated as a percentage of Net Franchise Revenues.
(Amount in thousand of Brazilian Reais)

	Three Months			Three Months
	Ended			Ended
	March 31, 2007%			March 31, 2006%
STORE RESULTS
Net Restaurant Sales	R$	21,243	100.0%	R$	23,426	100.0%
Store Costs and Expenses Food, Beverage and Packaging		(7,720)	-36.3%		(8,539)	-36.5%
Payroll & Related Benefits		(5,009)	-23.6%		(5,138)	-21.9%
Restaurant Occupancy		(2,264)	-10.7%		(2,394)	-10.2%
Contracted Services		(2,639)	-12.4%		(2,695)	-11.5%
Depreciation and Amortization		(576)	-2.7%		(581)	-2.5%
Other Store Costs and Expenses		(1,695)	-8.0%		(1,465)	-6.3%

Total Store Costs and Expenses		(19,903)	-93.7%		(20,812)	-88.8%

STORE OPERATING INCOME		1,340	6.3%		2,614	11.2%

FRANCHISE RESULTS
Net Franchise Revenues	R$	4,463	100.0%	R$	3,993	100.0%
Franchise Costs and Expenses		(729)	-16.3%		(681)	-17.1%

FRANCHISE OPERATING INCOME		3,734	83.7%		3,312	82.9%

MARKETING, GENERAL AND ADMINISTRATIVE (EXPENSES) INCOME
Marketing (Expenses) Income		400	1.9%		(1,133)	-4.8%
Administrative Expenses		(3,095)	-14.6%		(2,626)	-11.2%
Other Operating Income (Expenses)		1,712	8.1%		1,616	6.9%
Depreciation and Amortization		(188)	-0.9%		(151)	-0.6%
Net result of assets sold and impairment of assets		—	0.0%		(218)	-0.9%
Total Marketing, G & A (Expenses) Income		(1,171)	-5.5%		(2,512)	-10.7%

OPERATING INCOME		3,903			3,414

Interest Income (Expense)		(151)	-0.7%		(188)	-0.8%
Foreign Exchage and Monetary Restatement Gain (Loss)		—	0.0%		(61)	-0.3%

NET INCOME BEFORE INCOME TAX		3,752	17.7%		3,165	13.5%

INCOME TAXES		(60)	-0.3%		(707)	-3.0%

NET INCOME	R$	3,692	17.4%	R$	2,458	10.5%

Store Results
Net Restaurant Sales
     Net restaurant sales for our company-owned retail outlets decreased R$2.2 million or 9.3%, to R$21.2 million for the three months ended March 31, 2007 as compared to R$23.4 million for the three months ended March 31, 2006.
     Overall restaurant sales decreased due to the reduced number of point of sales from 66 at March 31, 2006 to 63 at March 31, 2007, as well as due to exceptionally high sales in the first quarter of 2006 boosted by the Brazilian economy.
     Under the criteria of same store sales, which only includes stores that have been open for more than one year, net restaurant sales decreased approximately 4.8% for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. Although, the average ticket increased, the number of products sold and the number of registered transactions decreased significantly. Same store sales increased approximately 17.9% for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005.
Food, Beverage and Packaging Costs
     As a percentage of net restaurant sales, food, beverage and packaging costs were (36.3%) and (36.5%) for the three months ended March 31, 2007 and 2006, respectively.
     The percentage decrease of cost of food, beverage and packaging was due to (a) the decrease of the purchase price in some important items such as ice-cream and bread and to the stabilization of beverages purchase price; (b) reduction of costs related to logistics and distribution of our main raw materials.
     Increases of the purchase price of some products such as French fries, meat and chicken hamburger, partially offset the cost decreases.
Payroll & Related Benefits
     As a percentage of net restaurant sales, store payroll and related benefits increased from (21.9%) for the three months ended March 31, 2006 to (23.6%) for the same period ended March 31, 2007.
     Payroll & Related Benefits had a nominal decrease due to the reduction of Company’s store personnel, which provided reduction of expenses with salaries and related social charges. However, the decline of restaurant sales, joined with higher costs of medical insurance and uniforms, offset those payroll decreases.
Restaurant Occupancy Costs and Other Expenses
     Restaurant occupancy costs and other expenses expressed as a percentage of net restaurant sales were approximately (10.7%) and (10.2%) for the three months ended March 31, 2007 and 2006, respectively.
     Restaurant occupancy costs had a nominal decrease due to the renegotiations of the rent of our own-operated point of sales. However, the decline of restaurant sales, joined with higher condominium costs, offset this occupancy cost decrease.

Contracted Services
     Expenses related to contracted services expressed as a percentage of net restaurant sales were approximately (12.4%) and (11.5%) for the three months ended March 31, 2007 and 2006, respectively.
     This increase is mainly attributable to the increase of maintenance costs.
     This increase was partially offset by decreases in the costs of electricity and water consumption, telecommunication, security and call center contracts.
Other Store Cost and Expenses
     Other store cost and expenses expressed as a percentage of net restaurant sales were approximately (8.0%) and (6.3%) for the three months ended March 31, 2007 and 2006, respectively.
     Other store cost and expenses increase is mainly attributable to the increase of costs related to the special events. This increase was partially offset by the reduction of expenses with cleaning and office materials.
Franchise Results
Net Franchise Royalty Fees
     Franchise revenues are comprised of initial fees (amount due at the signing of a new franchise contract) and royalty fees (derived from a percentage on the sales of the stores operated by franchisees), as set forth below:

R$’000	Three months ended March, 31
	2007	2006
Net Franchise Royalty Fees	3,896	3,273
Initial Fee	567	720

Net Franchise Revenues	4,463	3,993

     Franchise revenues increased R$470,442 or 11.8%, to R$4.5 million for the three months ended March 31, 2007 as compared to R$4.0 million for the three months ended March 31, 2006.
     This increase is attributable to the growth of Company’s franchise business from 394 retail outlets as of March 31, 2006 to 475 as of March 31, 2007.
Franchise Costs and Expenses
     Franchise cost and expenses expressed as a percentage of net restaurant sales were approximately (16.3%) and (17.3%) for the three months ended March 31, 2007 and 2006, respectively.
     Such percentage decrease is attributable to the optimization of franchise expenses.

Marketing, General and Administrative (Expenses) Income
Marketing (Expenses) Income
The Company recognizes its own advertising expense as incurred. Advertising expense, including own and franchisee expenditures, was approximately R$5.2 million and R$3.7 million for the three months ended March 31, 2007 and 2006, respectively.
In the Consolidated Statements of Operations (Unaudited), the marketing (expenses) income represents the cash flow of marketing contributions and expenses imbalances. In the three months ended March 31, 2007 marketing contributions were higher than marketing expenses and in the three months ended March 31, 2006 marketing contributions were lower than marketing expenses. The balance of non-invested marketing fund as of March 31, 2007 amounts R$3.0 million and is recorded as accounts payable accrued expenses at the balance sheet.
General and Administrative Expenses
     As a percentage of restaurant sales, general and administrative expenses were approximately (14.6%) and (11.2%) for the three months ended March 31, 2007 and 2006, respectively.
     This increase is attributable to increase in salaries and meal benefits, as well as consulting services contracted to improve operational methods and training. In addition the company increased its administrative office space, and accordingly, increased rent expenses.
     This increase is also due to higher legal fees related to the Company’s restructuring in Brazil and to IBM leasing legal settlement.
     This increase was partially offset by reduction of telecommunication expenses.
Other Operating Income (Expenses)
     Other operating income (expense) expressed as a percentage of net restaurant sales were 6.9%, for the three months ended March 31, 2006 to 8.1% for the three months ended March 31, 2007.
     Other operating income (expenses) is mainly comprised of income derived from suppliers pursuant to terms of certain exclusivity agreements and non recurring income or expenses. The following table sets forth the breakdown of Other Operating Income (Expense):

R$'000	March 31,
	2007		2006
Exclusivity and Rebate Agreements	R$	1,829	R$	1,595
Income from properties leasing		127		107
Uncollectable receivables		(104)		(195)
Reassessed tax and other tax adjustments		86		—

Preopening and other income (expenses)		(226)		109
	R$	1,712	R$	1,616

Depreciation and Amortization (Stores and Headquarters)
     As a percentage of net restaurant sales, depreciation and amortization were approximately (3.6%) and (3.1%) for the three months ended March 31, 2007 and 2006, respectively.
     Depreciation and amortization kept at the same level during 2006 and 2007.
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
     During the quarter ended March 31, 2007, Company’s review in accordance with SFAS 144, derived no charge to the income statement.
Interest Expense and Foreign Exchange and Monetary Restatement Loss
Interest Expense
     As a percentage of net restaurant sales, net interest expense were approximately (0.7)% and (0.8)% for the three months ended March 31, 2007 and 2006, respectively.
     Interest Expense kept at the same level during 2006 and 2007.
Income Taxes
Income Taxes
     As a percentage of net restaurant sales, income taxes were approximately (0.3)% and (3.0)% for the three months ended March 31, 2007 and 2006, respectively.
     The reduction of income taxes is a result of the equity restructuring in Brazil, through which it was set up a new holding company, 22N (see note 2 of the consolidated financial statements), via the capital contribution of the equity interest it held in Venbo. This transaction generated credits to income taxes on the amount of approximately R$180,000 per month. After this restructuring, completed on December 31, 2006, all of the Company’s businesses in Brazil is being consolidated through 22N.

LIQUIDITY AND CAPITAL RESOURCES
A) Introduction
     Since March 1996, we have funded Company’s cumulative operating losses of approximately R$45.0 million and made acquisitions of businesses and capital improvements (including remodeling of Company’s stores) by using cash remaining at the closing of Company’s acquisition of Venbo, by borrowing funds from various sources and from private placements of Company’s securities. As of March 31, 2007, we had cash on hand of approximately R$4.2 million and a positive working capital of approximately R$202,000.
     For the quarter ended March 31, 2007, we had net cash provided in operating activities of approximately R$1.5 million and net cash used in investing activities of approximately R$1.1 million. Net cash used in investing activities was primarily the result of Company’s investment in property and equipment to improve Company’s retail operations.
B) Debt Obligation — financial institutions
     As of March 31, 2007, the Company had no debt obligation with financial institutions.
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
     Since June 2002, the Company has been paying all its current taxes on a timely basis.
     The tax debt evolution and their current status are summarized as follows:
•	Tax on Products and Services Circulation, a value added state tax — ICMS
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
However, during this last agreement, the fiscal authorities of Rio de Janeiro did not recognize a portion of those unpaid taxes and were recalculating another portion.
To date, the fiscal authorities have already computed some portions of the debt, promptly paid by the Company, at the amount of approximately R$681,915, but the remaining debt is not expected to be computed in the short-term, and accordingly has been estimated and accrued by the Company as long-term liability. The remaining debt of R$414,628 is annually restated by interest rates set by the Rio de Janeiro state government, currently 3.0% per year.

•	Federal Taxes and Social Security penalties — PAES
Concerning the unpaid federal taxes and the Social Security penalties, the Company applied to join and was accepted into two subsequent amnesty programs offered by the Brazilian federal government (REFIS during 1999 and PAES during 2003).
The second amnesty program (PAES) included the balance of the previous federal tax amnesty program (REFIS) and unpaid 2001 and 2002 federal tax, as well as the Social Security penalties. The total debt included in such program is being paid in monthly installments, on a timely basis, equivalent to 1.5% of the Company’s gross sales, with interest accruing at rates set by the Brazilian federal government, which currently are 6.5% per year.
During the first quarter of 2007, the Company paid approximately R$500,097 (R$470,000 in the first quarter of 2006) related to such Brazilian federal tax amnesty program, including R$81,132 (R$63,000 in 2006) of interests.
In February 2005, the Company compared its remaining debt regarding PAES with statements provided by the Brazilian Federal Government. Those statements reported that Company’s total debt would be greater than the figures in the Company’s balance sheet, in the amount of approximately R$3.2 million. In result of that comparison, the Company processed a retroactive adjustment on its balance sheet at December, 31 2004. During March, 2005, the Company filed a formal request with the Brazilian Federal Authorities, claiming to have its total debt reviewed. Such request, reconciles the amounts the Company had accrued at its accounting books (prior to the retroactive adjustment) to the amounts reported in the official statement at the same period. In connection with such request, and based on the Company’s legal advisors, a portion of that amount (R$809,000) was reversed during the first quarter of 2005. The Company believes that the amounts accrued at the balance sheet as of March 31,2007 are correct, however, there is no assurance that the outcome of this situation will derive further liability to the Company. As of March 31, 2007, the difference between such debt at the statements provided by the Brazilian Federal Government and the statements reported by the Company’s was R$4.5 million.
D) Debt Obligation — summary
     For the remaining period of 2007, we expect to pay approximately R$1.3 million pursuant to the federal tax amnesty program. We do not expect to have any payment regarding the state tax settlements during 2007, since the remaining balance is not expected to be consolidated by the tax authorities through this period.
E) Other Obligations
     We also have long-term contractual obligations in the form of operating lease obligations related to Company’s owned and operated stores.
     The future minimum lease payments under those obligations with an initial or remaining noncancelable lease terms in excess of one year at March 31, 2007 are as follows:

R$ 000
	Contractual
Fiscal Year	Leases
Remaining 2007		4,677
2008		4,107
2009		3,271
2010		2,466
2011		1,949
Thereafter		1,700

	R$	18,170

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
     We have estimated that our capital expenditures for the fiscal year of 2007, which will be used to maintain and upgrade our current restaurant network, provide new investments on restaurant equipment, as well as expand KFC chain in Brazil through own-operated stores, will be of approximately R$8.0 million. During 2007, we intend to focus our efforts on expanding both the number of our franchisees and the number of our franchised retail outlets, neither of which are expected to require significant capital expenditures. In addition, such expansion will provide income derived from initial fees charged to new franchised locations.
     As discussed above, we have contractual obligations in different forms.
     The following table summarizes Company’s contractual obligations and financial commitments, as well as their aggregate maturities:

R$’000	Contratual
Fiscal Year	Leases		Fiscal Debt		Total
Remaining 2007	R$	4,677	R$	1,695	R$	6,372
2008		4,107		1,695		5,802
2009		3,271		1,695		4,966
2010		2,466		1,695		4,161
2011		1,949		1,695		3,644
Thereafter		1,700		5,293		6,993

	R$	18,170	R$	13,768	R$	31,938

     We plan to address our immediate and future cash flow needs to include focusing on a number of areas including:
•	the expansion of Company’s franchisee base, which may be expected to generate additional cash flows from royalties and franchise initial fees without significant capital expenditures;

•	the continuing of motivational programs and menu expansions to meet consumer needs and wishes;

•	negotiation with suppliers in order to obtain significant rebates in long term supply contracts; and

•	renegotiation of past due receivables with franchisees .

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
     We annually review our financial reporting and disclosure practices and accounting policies to ensure that they provide accurate and transparent information relative to the current economic and business environment. We believe that of our significant accounting policies (See the Notes to Consolidated Financial Statements or summary of significant accounting policies more fully described in pages F-9 through F-15 of the our last 10-k report), the following involve a higher degree of judgment and/or complexity .
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
     Also as per SFAS Nº 109, the Company has to estimate its valuation allowance, which reflects the Company’s assessment of the likelihood of realizing the net deferred tax assets in view of current operations.
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
FORWARD-LOOKING STATEMENTS
     Forward-looking statements in this report, including statements relating, among other things, to our business plans, business and growth strategies, objectives, expectations, trends, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate” and similar expressions identify forward-looking statements, which speak only as of the date the statement is made. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Investors are cautioned that such forward-looking statements involve risks and uncertainties, some or all of which cannot be predicted or quantified and are beyond our control, including, without limitation, those risks and uncertainties described in the risk factors set forth in certain of our periodic filings with the Securities and Exchange Commission, including the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission on April 4, 2007. Investors are urged to read such periodic filings and the risk factors contained in those filings.
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
ITEM 4. CONTROLS AND PROCEDURES.
     Under the supervision and with the participation of management, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer, Ricardo Bomeny, who is also our acting Principal Financial Officer has concluded that, as of March 31, 2007, these disclosure controls and procedures were effective in timely alerting him to material information relating to our company required to be included in our periodic SEC reports. Since March 31, 2007, there were no significant changes in our internal control over financial reporting, or in other factors, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION
ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors during the fiscal quarter ended March 31, 2007 from those previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
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
Date: May 21, 2007

Brazil Fast Food Corp. (Registrant)
By:	/s/ Ricardo Figueiredo Bomeny
Ricardo Figueiredo Bomeny
Chief Executive Officer and Acting Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Ricardo Figueiredo Bomeny, Chief Executive Officer and Acting Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Ricardo Figueiredo Bomeny, Chief Executive Officer and Acting Chief Financial Officer, Pursuant 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.