Form 10-Q
period 2007-06-30
BRAZIL FAST FOOD CORP
filed 2007-08-14
CIK 914537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(MARK ONE)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending June 30, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________
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

Large accelerated filer☐	Accelerated filer☐	Non-accelerated filer☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of August 10, 2007, 8,384,177 shares of the Company’s common stock, $0.0001 par value per share, were outstanding.

BRAZIL FAST FOOD CORP.
INDEX

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
(in thousands of Brazilian Reais, except share amounts)

	June, 30		December 31,
	2007		2006
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	R$	3,066	R$	3,810
Inventories		2,523		2,187
Accounts receivable
Clients		2,063		2,026
Franchisees		4,694		6,012
Allowance for doubtful accounts		(416)		(726)
Prepaid expenses		1,421		814
Other current assets		1,862		1,690

TOTAL CURRENT ASSETS		15,213		15,813

PROPERTY AND EQUIPMENT, NET		20,558		17,454
DEFERRED CHARGES, NET		5,137		4,554
OTHER RECEIVABLES AND OTHER ASSETS		9,753		9,022

TOTAL ASSETS	R$	50,661	R$	46,843

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Notes payable	R$	2,154	R$	—
Accounts payable and accrued expenses		7,723		10,714
Payroll and related accruals		3,006		2,826
Income taxes accruals		—		331
Taxes, other than income taxes		781		980
Deferred income		890		986
Reassessed taxes		1,696		3,253
Other current liabilities		962		266

TOTAL CURRENT LIABILITIES		17,212		19,356
DEFERRED INCOME, less current portion		659		1,064
NOTES PAYABLE, less current portion		1,393		—
CONTINGENCIES AND REASSESSED TAXES, less current portion (note 4)		16,474		16,145

TOTAL LIABILITIES		35,738		36,565

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 5,000 shares authorized; no shares issued		—		—
Common stock, $.0001 par value, 12,500,000 shares authorized;
8,384,177 shares issued
8,159,048 and 8,182,242 shares outstanding		1		1
Additional paid-in capital		60,818		60,818
Treasury Stock (225,129 and 201,935 shares)		(1,043)		(808)
Accumulated Deficit		(43,802)		(48,753)
Accumulated comprehensive loss		(1,051)		(980)

TOTAL SHAREHOLDERS’ EQUITY		14,923		10,278

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	R$	50,661	R$	46,843

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
(in thousands of Brazilian Reais, except share amounts)

	Six Months Ended June 30,
	2007		2006
REVENUES
Net Revenues from Own-operated Restaurants	R$	38,345	R$	41,036
Net Revenues from Franchisees		8,439		7,432
Revenues from Supply Agreements		3,310		3,299
Other Income		1,748		207

TOTAL REVENUES		51,842		51,974

OPERATING COST AND EXPENSES
Store Costs and Expenses		(36,764)		(38,739)
Franchise Costs and Expenses		(1,467)		(1,547)
Marketing Expenses		(1,008)		(2,043)
Administrative Expenses		(6,901)		(5,211)
Other Operating Expenses		(432)		(881)
Net result of assets sold and impairment of assets		—		85

TOTAL OPERATING COST AND EXPENSES		(46,572)		(48,336)

OPERATING INCOME		5,270		3,638

Interest Expense, net		(259)		(260)
Foreign Exchage and Monetary Restatement Loss		—		(64)

NET INCOME BEFORE INCOME TAX		5,011		3,314

Income taxes		(60)		(882)

NET INCOME	R$	4,951	R$	2,432

NET INCOME PER COMMON SHARE
BASIC AND DILUTED	R$	0.61	R$	0.30

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:
BASIC AND DILUTED		8,176,433		8,079,586

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
(in thousands of Brazilian Reais, except share amounts)

	Three Months Ended June 30,
	2007		2006
REVENUES
Net Revenues from Own-operated Restaurants	R$	17,102	R$	17,610
Net Revenues from Franchisees		3,976		3,439
Revenues from Supply Agreements		1,482		1,704
Other Income		1,621		100

TOTAL REVENUES		24,181		22,853

OPERATING COST AND EXPENSES
Store Costs and Expenses		(16,861)		(17,927)
Franchise Costs and Expenses		(738)		(866)
Marketing Expenses		(1,408)		(910)
Administrative Expenses		(3,806)		(2,585)
Other Operating Expenses		(1)		(426)
Net result of assets sold and impairment of assets		—		85

TOTAL OPERATING COST AND EXPENSES		(22,814)		(22,629)

OPERATING INCOME		1,367		224

Interest Expenses, net		(108)		(72)
Foreign Exchage and Monetary Restatement Gain (Loss)		—		(3)

NET INCOME BEFORE INCOME TAX		1,259		149

Income taxes		—		(175)

NET INCOME (LOSS)	R$	1,259	R$	(26)

NET INCOME PER COMMON SHARE
BASIC AND DILUTED	R$	0.15	R$	(0.00)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:
BASIC AND DILUTED		8,171,688		8,046,683

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss (Unaudited)
(in thousands of Brazilian Reais)

	Six Months Ended June 30,				Three Months Ended June 30,
	2007		2006		2007		2006
Net Income (Loss)	R$	4,951	R$	2,432	R$	1,259	R$	(26)

Other comprehensive loss:

Foreign currency translation adjustment		(71)		(22)		(124)		(42)

Comprehensive income (loss)	R$	4,880	R$	2,410	R$	1,135	R$	(68)

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
Consolidated Statements of Changes In Shareholders’ Equity (Unaudited)
(in thousands of Brazilian Reais)

				Additional							Accumulated
	Common Stock			Paid-In		Accumulated		Treasury			Comprehensive
	Shares	Par Value		Capital		(Deficit)		Stock			Loss	Total
Balance, December 31, 2006	8,182,242	R$	1	R$	60,818	R$	(48,753)	R$	(808)	R$	(980)	R$	10,278

Net Income						4,951							4,951

Cummulative translation adjustment	—										(71)		(71)

Acquisition of Company’s own shares	(23,194)								(235)				(235)

Balance, June 30, 2007	8,159,048	R$	1	R$	60,818	R$	(43,802)	R$	(1,043)	R$	(1,051)	R$	14,923

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited) (in thousands of Brazilian Reais)

	Six Months Ended June 30,
	2007		2006
CASH FLOW FROM OPERATING ACTIVITIES:
NET INCOME	R$	4,951	R$	2,432
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization		(1,168)		1,464
(Gain) Loss on assets sold, net		—		293
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable		971		604
Inventories		(336)		171
Prepaid expenses and other current assets		(779)		(578)
Other assets		(731)		(574)
(Decrease) increase in:
Accounts payable and accrued expenses		(2,991)		(2,635)
Payroll and related accruals		180		956
Taxes other than income taxes		(530)		(1,046)
Other liabilities		696		272
Contingencies and reassessed taxes		(1,228)		(358)
Deferred income		(505)		(506)

CASH FLOWS USED IN OPERATING ACTIVITIES		(1,470)		495

CASH FLOW FROM INVESTING ACTIVITIES:
Additions to property and equipment		(2,515)		(1,275)
Acquisition of Company’s own shares		(235)		(300)
CASH FLOWS USED IN INVESTING ACTIVITIES		(2,750)		(1,575)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares of common stock		—		857
Net Borrowings (Repayments) under lines of credit		3,547		93

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES		3,547		950

EFFECT OF FOREIGN EXCHANGE RATE		(71)		(22)

NET DECREASE IN CASH AND CASH EQUIVALENTS		(744)		(152)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD		3,810		2,444

CASH AND CASH EQUIVALENTS AT END OF PERIOD	R$	3,066	R$	2,292

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(in thousands of Brazilian Reais)
NOTE 1 — FINANCIAL STATEMENT PRESENTATION
The accompanying financial statements have been prepared by Brazil Fast Food Corp. (the “Company”), without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results for the three and six months ended June 30, 2007 do not necessarily indicate the results that may be expected for the full year. Unless otherwise specified all references in these financial statements to (i) “Reais” or “R$” are to the Brazilian Real (singular), or to Brazilian Reais (plural), the legal currency of Brazil, and (ii) “U.S. Dollars” or “$” are to United States’ dollars.
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
During the second half of 2004, Venbo established, in an association with a Brazilian individual (the “Associate”), a new company, Suprilog Transportadora Ltda (“Suprilog”), to render transportation services at market value to Venbo, Bob’s franchisees and to other Brazilian companies. During the first quarter of 2005, the Associate reached an agreement with Venbo, pursuant to which he left the joint venture and Venbo became wholly-owner of Suprilog. By the end of 2005, Venbo renegotiated the contract with one of the main suppliers, Fast Food Distributor Ltda. (“FBD”), a non-affiliate company, considering a different basis from the previous one, including logistics and transportation services. Because of such renewal, Venbo sold the main operating assets and liabilities of Suprilog to FBD, which is now providing the transportation. Suprilog operated the transportation business until the end of November 2005. As of June, 30 2007 Suprilog was a non-operating company, and even though, its financial statements are being entirely consolidated in the accompanying financial statements.
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
During the first quarter of 2007, the Company, through 22N, reached an agreement with Yum! Brands, owner of the KFC brand. By this agreement, 22N will assume the operations of KFC’s four directly owned and operated restaurants in Rio de Janeiro as a Yum! Brands’ franchisee. In order to operate the KFC brand in Brazil, the Company, through 22N, established a new subsidiary, named Clematis Indústria e Comércio de Alimentos e Participações Ltda. (“Clematis”), which will be responsible for managing, developing and expanding KFC’s chain in Brazil. Clematis initiated its activities on April 1, 2007, and accordingly, the result of its operation is included in this report. Currently, the Company is evaluating the effects of such transition regarding the fair value of assets acquired.

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
The second amnesty program (PAES) included the balance of the previous federal tax amnesty program (REFIS) and unpaid 2001 and 2002 federal tax, as well as the Social Security penalties. The total debt included in such program is being paid in monthly installments, on a timely basis, equivalent to 1.5% of the Company’s gross sales, with interest accruing at rates set by the Brazilian federal government, which currently are 6.0% per year.
During the six months of 2007, the Company paid approximately R$1.1 million (R$908,000 in the six months of 2006) related to such Brazilian federal tax amnesty program, including R$173,548 (R$121,000 in 2006) of interests.
In February 2005, the Company compared its remaining debt regarding PAES with statements provided by the Brazilian Federal Government. Those statements reported that Company’s total debt would be greater than the figures in the Company’s balance sheet, in the amount of approximately R$3.2 million. In result of that comparison, the Company processed a retroactive adjustment on its balance sheet at December 31, 2004. During March, 2005, the Company filed a formal request with the Brazilian Federal Authorities, claiming to have its total debt reviewed. Such request, reconciles the amounts the Company had accrued at its accounting books (prior to the retroactive adjustment) to the amounts reported in the official statement at the same period. In connection with such request, and based on the Company’s legal advisors, a portion of that amount (R$809,000) was reversed during the first quarter of 2005. The Company believes that the amounts accrued at the balance sheet as of June 30,2007 are correct, however, there is no assurance that the outcome of this situation will derive further liability to the Company. As of June 30, 2007, the difference between such debt at the statements provided by the Brazilian Federal Government and the statements reported by the Company’s was R$4.4 million.

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
Although the Company is claiming in court that royalty fees should not be considered payment for services rendered and therefore should not be subject to ISS taxation, the Company is monthly depositing with the court the amount referred to ISS while awaits its determination. The Company has accrued the claimed amounts as of June 30, 2007.
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
The Company purchased Venbo from VENDEX in 1996. At that moment, a due diligence was conducted to evaluate Venbo’s debt, other liabilities and assets. The agreement signed by both VENDEX and Brazil Fast Food Corp. determined that VENDEX would be responsible for any hidden liability or future liability concerning the acts of Venbo prior to the date of the purchase, limited to certain conditions.
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

Liabilities related to tax amnesty programs and litigation consist of the following:

R$ 000’	June 30, 2007 (unaudited)			December 31, 2006
			Long			Long
	Total	Current	Term	Total	Current	Term
	Liability	Liability	Liability	Liability	Liability	Liability
Reassessed taxes
State tax (value-added)	415	—	415	415	—	415
Federal taxes (PAES)	13,096	1,696	11,400	13,698	1,695	12,003
Contingencies
Social Security and other fines	552	—	552	1,558	1,558	—
ISS tax litigation	2,195	—	2,195	1,763	—	1,763
Labor litigation	1,716	—	1,716	1,783	—	1,783
Property leasing litigation	196	—	196	181	—	181

TOTAL	R$18,170	R$1,696	R$16,474	R$19,398	R$3,253	R$16,145

•	Other litigation

–	In 2007, the Company was condemned to pay a compensation of R$1.2 million to a franchisee that alleged in court that the Company is responsible for having offered the operation of a store with guaranteed profitability. This franchisee has became a permanent debtor of Royalties and marketing contributions, and the Company, after failing a great exertion to improve his business, finally decided to interrupt his franchise contract and closed the stores explored by him. The Company’s legal advisors believe his argument contradicts franchise laws and the usual business practices of the Company, and appealed. However, the Company cannot predict the result of its appeal.

–	In 2005, the Company were condemned to pay a fine of approximately R$480,000 to a former employee. Despite the infrequency of this amount in labor processes, the Company is not guarded from receiving other labor claims in such high amount. During 2006 and 2007 the Company received other labor claims from formers employees. As of June 30, 2007 the Company had labor contingencies at the amount of R$1.7 million accounted for as liabilities in its balance sheet.

–	During the last quarter of 2006, Brazilian Social Security Authorities applied penalties of R$1.6 million against the Company, by charging certain employees benefits not covered by the Company’s previous calculation of Social Security contributions. During the first quarter of 2007, the Company paid R$979,638 related to such penalties. The remaining amount of R$551,239 is been legally questioned by the Company and is accrued on the Company’s Consolidated balance sheet as of June 30, 2007.

–	During the quarter ended June 30, 2007, Brazilian Internal Revenue Service Authorities applied penalties of R$522,917 against the Company, by charging certain employees benefits not covered by the Company’s previous calculation of income tax withheld on salaries. During the quarter ended June 30, 2007, the Company obtained a reduction of such penalties and paid R$441,706 to quit this fiscal debt.

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
There were no options canceled, expired or exercised during the six months ended June 30, 2007.
Intrinsic value for stock options is defined as the difference between the current market value and the exercise price. The total intrinsic value of options exercisable at June 30, 2007 is approximately $279,800.
NOTE 6 — TREASURY STOCK
During the last quarter of 2004, the Company’s Board of Directors approved a stock repurchase plan covering the repurchase of as many as 200,000 shares of its own common stock. On October 18, 2006, this repurchase limit was increased by another 200,000 shares. The plan goal is to optimize the cash generated in the United States.
During the six months ended June 30, 2007, the Company repurchase 23,194 shares related to such plan, which result in a disbursement in the same period of R$234,629. As of June 30, 2007, the Company’s accumulated disbursement related to the repurchase of its stocks totaled approximately R$1.0 million and was accounted for as a deduction of Paid in Capital.

NOTE 7 — SEGMENT INFORMATION
Through our wholly-owned subsidiary Venbo, which conducts business under the trade name “Bob’s”, we own and, directly and through franchisees, operate the second largest fast food hamburger restaurant chain in Brazil.
Currently the majority of Company ´s operations are concentrated at the southeast region of Brazil. As of June 30, 2007, from the total of 65 Company own-operated point of sales, 64 were located at the southeast region which provided 98.3% of total Net Revenues from Own-operated Restaurants. In addition, from the total of 481 franchise-operated point of sales 320 were located at the same region, which provided 55.6% Net Revenues from Franchisees.
Besides the Brazilian operations, the Bob ´s brand is also present, through franchisees, in Angola, Africa. These operations are not material to our overall results.
Since April 2007, we operate, through our wholly-owned subsidiary Clematis, the KFC’s brand in Brazil, which operating figures are not yet material to the Company’s overall results.
The following table presents the Company’s revenues, costs/expenses and operating income by segment.

R$ 000’	Results from own-stores operations
	June 30, 2007		June 30, 2006
	Six months	Three months	Six months	Three months
Revenues	38,345	17,102	41,036	17,610
Cost and expenses	(36,764)	(16,861)	(38,739)	(17,927)

Operating margin	1,581	241	2,297	(317)

R$ 000’	Results from franchise operations
	June 30, 2007		June 30, 2006
	Six months	Three months	Six months	Three months
Revenues	8,439	3,976	7,432	3,439
Cost and expenses	(1,467)	(738)	(1,547)	(866)

Operating margin	6,972	3,238	5,885	2,573

Cost and expenses that are exclusively related to own-operated stores — even the ones incurred at the headquarters — are considered in the item “Results from own-store operations”.
Cost and expenses that are exclusively related to franchisee operated stores — even the ones incurred at the headquarters — are considered in the item “Results from franchise operations”.
There are items that support both activities, such as (i) administrative expenses (finance department collects the receivables from franchise but also reviews daily own store sales); (ii) selling expenses (our marketing campaigns enhance the sales of our stores as well as the sales of our franchisees); (iii) interest expense (income); (iv) income tax (benefits); (v) exclusivity and other agreements with suppliers; and (vi) extraordinary items. Such items were not included in none of the segment results disclosed in the table above because (a) their segregation would require a high level of complexity and (b) the chief operating decision maker relies primarily on operating margins to assess the segment performance.
Currently, besides the accounts receivables from franchisees (derived from franchise fees, royalties, and marketing fund), the Company does not have assets exclusively used at the franchise business. Accordingly, except for those receivables, assets presented in the Consolidated Balance Sheets are used at the restaurant operating business.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of the Company’s financial condition and results of operations comparing the interim quarters and period of six months ended June 30, 2007 and June 30, 2006. You should read this section together with the Company’s consolidated financial statements including the notes to those financial statements, as applicable, for the years and periods mentioned above.
OUR BUSINESS
Through our wholly-owned subsidiary Venbo, which conducts business under the trade name “Bob’s”, we own and, directly and through franchisees, operate the second largest fast food hamburger restaurant chain in Brazil.
Besides the Brazilian operations, the Bob ´s brand is also present, through franchisees, in Angola, Africa. These operations are not material to our overall results.
Since April 2007, we operate, through our wholly-owned subsidiary Clematis, the KFC’s brand in Brazil, which operating figures are not yet material to the Company’s overall results.
In their majority, Revenues consist of sales by Company-operated restaurants and fees from restaurants operated by franchisees. These fees primarily include initial fees and royalties that are based on a percent of sales.
RESULTS OF OPERATIONS — COMPARISON OF THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
The following table sets forth certain operating data for the three and six months ended June 30, 2007 and 2006. All the operating figures were stated as a percentage of total revenues. However the specific discussions of store cost and expenses and franchise expenses also include the evolution of such figures stated as a percentage of the Net revenues from own-operated restaurants and Net Franchise Revenues, respectively.

R$ 000’	6 Months			6 Months			3 Months			3 Months
	Ended			Ended			Ended			Ended
	30-Jun-07%			30-Jun-06%			30-Jun-07%			30-Jun-06%
REVENUES
Net Revenues from Own-operated Restaurants	R$	38,345	74.0%	R$	41,036	79.0%	R$	17,102	70.7%	R$	17,610	77.1%
Net Revenues from Franchisees		8,439	16.3%		7,432	14.3%		3,976	16.4%		3,439	15.0%
Revenues from Supply Agreements		3,310	6.4%		3,299	6.3%		1,482	6.1%		1,704	7.5%
Other Income		1,748	3.4%		207	0.4%		1,621	6.7%		100	0.4%

TOTAL REVENUES		51,842	100.0%		51,974	100.0%		24,181	100.0%		22,853	100.0%
OPERATING COST AND EXPENSES
Store Costs and Expenses		(36,764)	-70.9%		(38,739)	-74.5%		(16,861)	-69.7%		(17,927)	-78.4%
Franchise Costs and Expenses		(1,467)	-2.8%		(1,547)	-3.0%		(738)	-3.1%		(866)	-3.8%
Marketing Expenses		(1,008)	-1.9%		(2,043)	-3.9%		(1,408)	-5.8%		(910)	-4.0%
Administrative Expenses		(6,901)	-13.3%		(5,211)	-10.0%		(3,806)	-15.7%		(2,585)	-11.3%
Other Operating Expenses		(432)	-0.8%		(881)	-1.7%		(1)	0.0%		(426)	-1.9%
Net result of assets sold and impairment of assets		—	0.0%		85	0.2%		—	0.0%		85	0.4%

TOTAL OPERATING COST AND EXPENSES		(46,572)	-89.8%		(48,336)	-93.0%		(22,814)	-94.3%		(22,629)	-99.0%

OPERATING INCOME		5,270	10.2%		3,638	7.0%		1,367	5.7%		224	1.0%

Interest Income (Expense)		(259)	-0.5%		(260)	-0.5%		(108)	-0.4%		(72)	-0.3%
Foreign Exchage and Monetary Restatement Gain (Loss)		—	0.0%		(64)	-0.1%		—	0.0%		(3)	0.0%

NET INCOME BEFORE INCOME TAX		5,011	9.7%		3,314	6.4%		1,259	5.2%		149	0.7%

Income taxes		(60)	-0.2%		(882)	-2.1%		—	0.0%		(175)	-1.0%

NET INCOME		4,951	12.9%		2,432	5.9%		1,259	7.4%		(26)	-0.1%

Net Revenues from Own-Operated Restaurants
Net restaurant sales for our company-owned retail outlets decreased R$ 507,112 or 2.9%, to R$17.1 million for the three months ended June 30, 2007 as compared to R$ 17.6 million for the three months ended June 30, 2006.
Net restaurant sales for our company-owned retail outlets decreased R$2.7 million or 6.6%, to R$38.3 million for the six months ended June 30, 2007 as compared to R$ 41.0 million for the same period ended June 30, 2006.
Same store sales increased approximately 1.5% for the three months ended June 30, 2007 and the three months ended June 30, 2006, and decreased approximately 3.0% for the six months ended in the same period.
Overall restaurant sales decreased due to the reduced number of point of sales from 66 at June 30, 2006 to 65 at June 30, 2007, as well as due to exceptionally high sales in the first quarter of 2006 boosted by the Brazilian economy.
Net Franchise Revenues
Franchise revenues are comprised of initial fees (amount due at the signing of a new franchise contract) and royalty fees (derived from a percentage on the sales of the stores operated by franchisees), as set forth below:

	6 months ended June, 30
	2007	2006
Net Franchise Royalty Fees	7,431	6,291
Initial Fee	1,008	1,141

Net Franchise Revenues	8,439	7,432

Net franchise revenues increased R$ 537,000 or 15.6%, to R$4.0 million for the three months ended June 30, 2007 from to R$ 3.4 million for the three months ended June 30, 2006.
Net franchise revenues increased R$1.0 million or 13.5%, to R$8.4 million for the six months ended June 30, 2007 from to R$ 7.4 million for the six months ended June 30, 2006.
This increase is attributable to the growth of Company’s franchise business from 413 retail outlets as of June 30, 2006 to 481 as of June 30, 2007.
Revenue from Supply Agreements and Other Income
The Company may obtain income from its suppliers when agreements are settled to exclusively use certain products from a supplier or when agreements are settled with performance bonus to be reached.
The income received from suppliers, related to performance bonus, are recognized when the suppliers agree that the contracted performance has been reached. In case the performance bonus is received in cash, it is recognized on income statement; in case they are received in products, it is recognized as a cost reduction.
Other income is mainly comprised of lease of Company ´s properties and nonrecurring gains.

Store Costs and Expenses
As a percentage of Total revenues, Store costs and expenses were (70.5%) and (78.4%) for the quarters ended June 30, 2007 and 2006, respectively. As a percentage of Total revenues, Store costs and expenses were (71.7%) and (74.5%) for the semesters ended June 30, 2007 and 2006, respectively.
Analyzing as a segment (own-stores operations), Store cost and expenses had the following evolution towards Net revenues from own-operated restaurants:

R$ 000’	6 Months		6 Months		3 Months		3 Months
	Ended		Ended		Ended		Ended
	6/30/2007%		6/30/2006%		6/30/2007%		6/30/2006%
STORE RESULTS
Net Revenues from Own-operated Restaurants	38,345	100.0%	41,036	100.0%	17,102	100.0%	17,610	100.0%
Store Costs and Expenses
Food, Beverage and Packaging	(14,099)	-36.8%	(15,344)	-37.4%	(6,379)	-37.3%	(6,805)	-38.6%
Payroll & Related Benefits	(9,445)	-24.6%	(10,217)	-24.9%	(4,436)	-25.9%	(5,079)	-28.8%
Restaurant Occupancy	(4,568)	-11.9%	(4,628)	-11.3%	(2,304)	-13.5%	(2,234)	-12.7%
Contracted Services	(5,011)	-13.1%	(5,077)	-12.4%	(2,372)	-13.9%	(2,382)	-13.5%
Depreciation and Amortization	(1,168)	-3.0%	(1,161)	-2.8%	(404)	-2.4%	(580)	-3.3%
Other Store Costs and Expenses	(2,473)	-6.4%	(2,312)	-5.6%	(778)	-4.5%	(847)	-4.8%
Total Store Costs and Expenses	(36,764)	-95.9%	(38,739)	-94.4%	(16,673)	-97.5%	(17,927)	-101.8%

STORE OPERATING INCOME	1,581	4.1%	2,297	5.6%	429	2.5%	(317)	-1.8%

Food, Beverage and Packaging Costs
As a percentage of net restaurant sales, food, beverage and packaging costs were (37.3%) and (38.6%) for quarters ended June 30, 2007 and 2006, respectively. As a percentage of net restaurant sales, food, beverage and packaging costs were (36.8) and (37.4%) for semesters ended June 30, 2007 and 2006, respectively.
The percentage decrease of cost of food, beverage and packaging was due to (a) the decrease of the purchase price in some important items such as French fries and bread and to the stabilization of beverages purchase price; (b) reduction of costs related to logistics and distribution of our main raw materials.
Increases of the purchase price of some products such as ice-cream, meat and chicken hamburger, partially offset the cost decreases.
Payroll & Related Benefits
As a percentage of net restaurant sales, store payroll and related benefits decreased from (28.8%) for the three months ended June 30, 2006 to (25.9%) for the same period ended June 30, 2007. As a percentage of net restaurant sales, store payroll and related benefits decreased from (24.9%) for the six months ended June 30, 2006 to (24.6%) for the same period ended June 30, 2007.
The decreases on Payroll & Related Benefits were due to the reduction of Company’s store personnel, which provided reduction of expenses with salaries and related social charges. However, the decline of restaurant sales, joined with higher costs of medical insurance and uniforms, offset those payroll decreases.
Restaurant Occupancy Costs and Other Expenses
Restaurant occupancy costs and other expenses expressed as a percentage of net restaurant sales were approximately (13.5%) and (12.7%) for the three months ended June 30, 2007 and 2006, respectively. Restaurant occupancy costs and other expenses expressed as a percentage of net restaurant sales were approximately (11.9%) and (11.3%) for the six months ended June 30, 2007 and 2006, respectively.
Restaurant occupancy costs had a nominal stabilization from period to period. However, the decline of restaurant sales, joined with higher condominium costs, offset this occupancy cost decrease.

Contracted Services
Expenses related to contracted services expressed as a percentage of net restaurant sales were approximately (13.9%) and (13.5%) for the quarters ended June 30, 2007 and 2006, respectively.
Expenses related to contracted services expressed as a percentage of net restaurant sales were approximately (13.1%) and (12.4%) for the periods of six months ended June 30, 2007 and 2006, respectively.
These increases are mainly attributable to the increase of maintenance and call center costs.
These increases were partially offset by decreases in the costs of electricity and water consumption, telecommunication and security contracts.
Depreciation and Amortization (Headquarters)
As a percentage of net restaurant sales, depreciation and amortization were approximately (2.4%) and (3.3%) for the three months ended June 30, 2007 and 2006, respectively.
As a percentage of net restaurant sales, depreciation and amortization were approximately (3.0%) and (2.8%) for the six months ended June 30, 2007 and 2006, respectively.
Depreciation and amortization kept at the same level during 2006 and 2007.
Other Store Cost and Expenses
Other store cost and expenses expressed as a percentage of net restaurant sales were approximately (4.5%) and (4.8%) for the three months ended June 30, 2007 and 2006, respectively.
Other store cost and expenses expressed as a percentage of net restaurant sales were approximately (6.4%) and (5.6%) for the six months ended June 30, 2007 and 2006, respectively.
Other store cost and expenses increase during the six month period is mainly attributable to the increase of costs related to the special events. This increase was partially offset by the reduction of expenses with cleaning and office materials.

Franchise Costs and Expenses
As a percentage of Total revenues, Franchise costs and expenses were (3.1%) and (3.8%) for the quarters ended June 30, 2007 and 2006, respectively. As a percentage of Total revenues, Franchise costs and expenses were (2.8%) and (3.0%) for the semesters ended June 30, 2007 and 2006, respectively.
Analyzing as a segment (franchise operations), Franchise cost and expenses had the following evolution towards Net Franchise revenues:

R$ 000’	6 Months		6 Months		3 Months		3 Months
	Ended		Ended		Ended		Ended
	6/30/2007%		6/30/2006%		6/30/2007%		6/30/2006%
FRANCHISE RESULTS
Net Revenues from Franchisees	8,439	100.0%	7,432	100.0%	3,976	100.0%	3,439	100.0%
Franchise Costs and Expenses	(1,467)	-17.4%	(1,547)	-20.8%	(738)	-18.6%	(866)	-25.2%

FRANCHISE OPERATING INCOME	6,972	82.6%	5,885	79.2%	3,238	81.4%	2,573	74.8%

Franchise cost and expenses expressed as a percentage of net franchise revenues were approximately (18.6%) and (25.2%) for the periods of three months ended June 30, 2007 and 2006, respectively.
Franchise cost and expenses expressed as a percentage net franchise revenues were approximately (17.4%) and (20.8%) for the periods of six months ended June 30, 2007 and 2006, respectively.
Such decreases are attributable to the optimization of franchise expenses against the increase of Franchise revenues.
Marketing, General and Administrative and Other Expenses
Marketing Expenses
According to the franchise agreements, the Marketing Fund is comprised of financial contributions paid by the franchisees to the Company. The fund resources are managed by the Company and must be used in the common interest of Bob ´s chain, in order to increase, through the best marketing department efforts, its restaurant operating results.
Therefore, the contributions from franchisees, as marketing fees, are recorded on accrual basis, in the assets as accounts receivables and cross entry in the liabilities as marketing fund. The contributions due by Venbo are recorded on accrual basis, as marketing expenses and cross entry in liabilities as marketing fund.
In general, franchisees monthly contribute with 4.0% of their gross sales to the marketing fund, and since 2006, the Company is also committed to invest 4.0% of its own-operated restaurant sales. The contribution related to the Company’s own-operated restaurant can be deducted by an amount previously agreed with the Company’s franchisees, today of 10.0% of the total marketing fund contributions, to balance the Company’s marketing department expenses. However, the total of marketing investments may be greater than 4.0% of combined sales, if there is any supplier additional contribution (joint marketing programs) or if the Company use additional own cash on marketing programs.
The marketing fund sources are not required to be invested during the same month or year that they were received, but they must be used in subsequent periods.
The balances presented on June 30, 2007 in the caption Marketing Fund represent contributions made by Venbo and by the franchisees, but not used in campaigns yet, thus, these balances are, as agreed with the franchisees chain, an obligation of Venbo on that date.
The Company primarily applies the marketing fund on nationwide advertising programs (commercials or sponsorship on TV). The franchisees may also purchase local advertising for themselves, upon previous Company’s consent. The Company freely decides if the cost of such single advertisement can be deducted from owed marketing contribution.

Periodically, the Company meets the Franchisee Council to demonstrate the marketing fund accounts, through a report similar to a statement of cash flows. This statement discloses the marketing contributions received and the marketing expenses, both in cash basis.
The Company recognizes its own advertising expense as incurred. Advertising investments, including own and franchisee expenditures, was R$ 9.3 million and R$ 9.7 million for the six months ended June 30, 2007 and 2006, respectively.
As a percentage of total revenues, marketing expenses were approximately (5.8%) and (4.0%) for the three months ended June 30, 2007 and 2006, respectively.
As a percentage of total revenues, marketing expenses were approximately (1.9%) and (3.9)% for the six months ended June 30, 2007 and 2006, respectively.
The balance of non-invested marketing fund as of June 30, 2007 amounts R$ 418,421 and is recorded as accounts payable accrued expenses at the balance sheet.
General and Administrative Expenses
As a percentage of total revenues, general and administrative expenses were approximately (15.7%) and (11.3%) for the three months ended June 30, 2007 and 2006, respectively, and approximately (13.3%) and (10.0%) for the six months ended June 30, 2007 and 2006, respectively.
These increases are attributable to increase in salaries and meal benefits, as well as consulting services contracted to improve operational methods and training. In addition the company increased its administrative office space, and accordingly, increased rent expenses.
These increases are also due to higher legal fees related to the Company’s restructuring in Brazil and to IBM leasing legal settlement.
Other Operating Expenses
Other operating expenses are mainly comprised of uncollectible receivables, depreciation, preopening and non recurring expenses. The following table sets forth the breakdown of Other Operating Expenses:

	Six months ended June 30,
R$ 000’	June 30,
	2007		2006
Uncollectable receivables	R$	154	R$	(372)
Depreciation of Headquarters’ fixed assets		(385)		(303)
Preopening and other expenses		(201)		(206)

	R$	(432)	R$	(881)

Other operating expenses expressed as a percentage of Total Revenues were 0.0%, for the three months ended June 30, 2007 and (1.9%) for the three months ended June 30, 2006.
Other operating expenses expressed as a percentage of Total Revenues were (0.8%), for the six months ended June 30, 2007 and (1.7%) for the three months ended June 30, 2006.
The Company received approximately R$310,000 of receivables which were previously written-off and expensed as uncollectible. Therefore, as of June 30,2007 this amount was computed as a gain, reversing the doubtful receivable expenses incurred in the period, reducing the percentage discussed above.

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
During the semester ended June 30, 2007, Company’s review in accordance with SFAS 144, derived no charge to the income statement.
Interest Expense and Foreign Exchange and Monetary Restatement Loss
Interest Expense
As a percentage of total revenues, net interest expenses were approximately (0.4%) and (0.3%) for the three months ended June 30, 2007 and 2006, respectively. As a percentage of total revenues, net interest expenses were approximately (0.5%) and (0.5%) for the six months ended June 30, 2007 and 2006, respectively.
Interest Expense kept at the same level during 2006 and 2007.
Income Taxes
As a percentage of total revenues, income taxes were approximately (0.0)% and (1.0)% for the three months ended June 30, 2007 and 2006, respectively.
As a percentage of total revenues, income taxes were approximately (0.2)% and (2.1)% for the six months ended June 30, 2007 and 2006, respectively.
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
Venbo has substantial tax loss carryforward derived from its past negative operating results. Usually, tax losses represent deferred tax assets. However, before the year 2006, the Company used to record a valuation allowance that offset its total deferred tax assets, due the uncertainty of Venbo’s future positive results and, as a consequence, doubtful taxable income. As of December 31, 2006, Venbo’s business forecasts indicated taxable income for the next 10 years. Accordingly, the Company reduced its valuation allowance and this adjustment derived the recognition of such asset in the balance sheet and a positive impact on the income statement of the year 2006 in amount of R$4.5 million, which is expected to be realized during the same period.

LIQUIDITY AND CAPITAL RESOURCES
A) Introduction
Since March 1996, we have funded Company’s cumulative operating losses of approximately R$ 43.8 million and made acquisitions of businesses and capital improvements (including remodeling of Company’s stores) by using cash remaining at the closing of Company’s acquisition of Venbo, by borrowing funds from various sources and from private placements of Company’s securities.
As of June 30, 2007, we had cash on hand of approximately R$ 3.1 million and a negative working capital of approximately R$ 1.1 million.
Negative working capital has been shown in Company ´s financial statements for several years. In the past, debts denominated in other currency than Brazilian Reais have boosted with maxi devaluation of the Brazilian Real in beginning of 1999. A sequence of years with low sales, mainly due to a weak economic environment in Brazil, has worsened the situation and the Company was not able to pay some of their obligations, including taxes. In the following years those past due taxes were renegotiated with different levels of Brazilian Government and were parceled. With the improvement of Brazilian economy since 2002, Company ´s sales increased and the Company started to reduce its liabilities position. In 2003 the Company, reschedule a great portion of its debts to long term. Continued improvement of sales conducted the Company to (i) drastically reduce its debts with financial institutions during 2005; and (ii) extinguish those debts and reverse its financial position to present time deposits with financial institutions at the end of 2006. The enhancement of collection rate from Company ´s franchisees — commencing in 2005 — also strengthened Company current assets. During the first quarter of 2007, the Company maintained this positive scenario and was able to end up computing a positive working capital. However, nonrecurring disbursements such as payment of fines (see note 3 of the financial statements) and the liabilities linked to the recently contracted leasing facilities (see comments below on “B) Debt Obligation — financial institutions”, reversed the working capital on June 30,2007.
For the quarter ended June 30, 2007, we had net cash used in operating activities of approximately R$1.9 million and net cash used in investing activities of approximately R$2.3 million. Net cash used in investing activities was primarily the result of Company’s investment in property and equipment to improve Company’s retail operations.
B) Debt Obligation — financial institutions
As of June 30, 2007, the Company’s debt obligations with financial institutions were as follows.

R$ 000’
	June, 30
	2007
Revolving lines of credit (a)	R$	1,458
Leasing Facilities (b)		2,089

		3,547
Less: current portion		(2,154)

	R$	1,393

At June 30, 2007, future maturities of notes payable are as follows:

	R$ 000’
Remaining 2007	R$	348
2008		696
2009		696
2010		348

	R$	2,089

(a) Due on demand from two Brazilian financial institutions with interest rates of approximately 20.3% and guaranteed by certain officers and receivables.
(b) Comprised of various lease facilities with Brazilian private institutions for the funding of store equipment; payable in 36 monthly payments, together with interests range from 12.9% per annum to 14.3% per annum;

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
The second amnesty program (PAES) included the balance of the previous federal tax amnesty program (REFIS) and unpaid 2001 and 2002 federal tax, as well as the Social Security penalties. The total debt included in such program is being paid in monthly installments, on a timely basis, equivalent to 1.5% of the Company’s gross sales, with interest accruing at rates set by the Brazilian federal government, which currently are 6.0% per year.
During the six months of 2007, the Company paid approximately R$ 1.1 million (R$908,000 in the six months of 2006) related to such Brazilian federal tax amnesty program, including R$173.548 (R$121,000 in 2006) of interests.
In February 2005, the Company compared its remaining debt regarding PAES with statements provided by the Brazilian Federal Government. Those statements reported that Company’s total debt would be greater than the figures in the Company’s balance sheet, in the amount of approximately R$3.2 million. In result of that comparison, the Company processed a retroactive adjustment on its balance sheet at December 31, 2004. During March, 2005, the Company filed a formal request with the Brazilian Federal Authorities, claiming to have its total debt reviewed. Such request, reconciles the amounts the Company had accrued at its accounting books (prior to the retroactive adjustment) to the amounts reported in the official statement at the same period. In connection with such request, and based on the Company’s legal advisors, a portion of that amount (R$809,000) was reversed during the first quarter of 2005. The Company believes that the amounts accrued at the balance sheet as of June 30,2007 are correct, however, there is no assurance that the outcome of this situation will derive further liability to the Company. As of June 30, 2007, the difference between such debt at the statements provided by the Brazilian Federal Government and the statements reported by the Company’s was R$4.4 million in the second quarter of 2007).
D) Debt Obligation — summary
For the remaining period of 2007, we expect to pay approximately R$1.0 million pursuant to the federal tax amnesty program. We do not expect to have any payment regarding the state tax settlements during 2007, since the remaining balance is not expected to be consolidated by the tax authorities through this period.

E) Other Obligations
We also have long-term contractual obligations in the form of operating lease obligations related to Company’s owned and operated stores.
The future minimum lease payments under those obligations with an initial or remaining noncancelable lease terms in excess of one year at June 30, 2007 are as follows:

	Contratual
Fiscal Year	Leases
Remaining 2007	R$	3,028
2008		4,107
2009		3,271
2010		2,466
2011		1,949
Thereafter		1,700

	R$	16,521

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
The following table summarizes Company’s contractual obligations and financial commitments, as well as their aggregate maturities:

R$ 000’
	Contratual
Fiscal Year	Leases		Fiscal Debt		Loans Payable		Total
Remaining 2007	R$	3,028	R$	1,696	R$	3,547	R$	8,271
2008		4,107		1,555		696		6,358
2009		3,271		1,140		696		5,107
2010		2,466		1,140		348		3,954
2011		1,949		1,140		—		3,089
Thereafter		1,700		6,840		—		8,540

	R$	16,521	R$	13,511	R$	5,288	R$	35,320

We plan to address our immediate and future cash flow needs to include focusing on a number of areas including:
•	the expansion of Company’s franchisee base, which may be expected to generate additional cash flows from royalties and franchise initial fees without significant capital expenditures;

•	the continuing of motivational programs and menu expansions to meet consumer needs and wishes;

•	negotiation with suppliers in order to obtain significant agreements in long term supply contracts; and

•	renegotiation of past due receivables with franchisees .

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
Amounts received from the Coca-Cola exclusivity agreements as well as amounts received from other suppliers linked to exclusivity agreements are recorded as deferred income and are being recognized on a straight line basis over the term of such agreements or the related supply agreement.
The income received from suppliers, related to performance bonus, are recognized when the suppliers agree that the contracted performance has been reached. In case the performance bonus is received in cash, it is recognized on income statement; in case they are received in products, it is recognized as a cost reduction.
Marketing fund and expenses
According to the franchise agreements, the Marketing Fund is comprised of financial contributions paid by the franchisees to the Company. The fund resources are managed by the Company and must be used in the common interest of Bob’s chain, in order to increase, through the best marketing department efforts, its restaurant operating results.
Therefore, the contributions from franchisees, as marketing fees, are recorded on accrual basis, in the assets as accounts receivables and cross entry in the liabilities as marketing fund. The contributions due by Venbo are recorded on accrual basis, as marketing expenses and cross entry in liabilities as marketing fund.
In general, franchisees monthly contribute with 4.0% of their gross sales to the marketing fund, and since 2006, the Company is also committed to invest 4.0% of its own-operated restaurant sales. The contribution related to the Company’s own-operated restaurant can be deducted by an amount previously agreed with the Company’s franchisees, today of 10.0% of the total marketing fund contributions, to balance the Company’s marketing department expenses. However, the total of marketing investments may be greater than 4.0% of combined sales, if there is any supplier additional contribution (joint marketing programs) or if the Company use additional own cash on marketing programs.
The marketing fund sources are not required to be invested during the same month or year that they were received, but they must be used in subsequent periods.
The balances presented on June 30, 2006 in the caption Marketing Fund represent contributions made by Venbo and by the franchisees, but not used in campaigns yet, thus, these balances are, as agreed with the franchisees chain, an obligation of Venbo on that date.
The Company primarily applies the marketing fund on nationwide advertising programs (commercials or sponsorship on satellite TV). The franchisees may also purchase local advertising for themselves, upon previous Company’s consent. The Company freely decides if the cost of such single advertisement can be deducted from owed marketing contribution.
Periodically, the Company meets the Franchisee Council to demonstrate the marketing fund accounts, through a report similar to a statement of cash flows. This statement discloses the marketing contributions received and the marketing expenses, both in cash basis.
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

NEW ACCOUNTING STANDARDS
In May 2005, the FASB issued Statement of Financial Statement Accounting Standards No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). This Statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of the provisions of SFAS 154 did not have a material effect on the Company’s Consolidated financial statements.
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
ITEM 4. CONTROLS AND PROCEDURES.
(a) Disclosure Controls and Procedures
Our management has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, referred to as the Exchange Act), as of the end of the period covered by this report. On the basis of this review, our management, including our Chief Executive Officer, Ricardo Bomeny, who is also our acting Principal Financial Officer, has concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective to give reasonable assurance that the information required to be disclosed in our reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our acting Principal Financial Officer, in a manner that allows timely decisions regarding required disclosure.
It should be noted that the effectiveness of our system of disclosure controls and procedures is subject to certain limitations inherent in any system of disclosure controls and procedures, including the exercise of judgment in designing, implementing and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events, and the inability to eliminate misconduct completely. Accordingly, there can be no assurance that our disclosure controls and procedures will detect all errors or fraud. As a result, by its nature, our system of disclosure controls and procedures can provide only reasonable assurance regarding management’s control objectives.
(b) Internal Control Over Financial Reporting
Our management is responsible to report any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management believes that there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors during the fiscal quarter ended June 30, 2007 from those previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
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
Date: August 14, 2007

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