Form 10-Q/A
period 2007-06-30
BRAZIL FAST FOOD CORP
filed 2007-09-04
CIK 914537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A

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
EXPLANATORY NOTE
This amendment to our Form 10-Q for quarter ended June 30, 2007 filed August 14, 2007 is being filed to highlight edits to our financial statements and notes thereto.

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

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited) (in thousands of Brazilian Reais)

	Six Months Ended June 30,
	2007		2006
CASH FLOW FROM OPERATING ACTIVITIES:
NET INCOME	R$	4,951	R$	2,432
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization		1,553		1,464
(Gain) Loss on assets sold, net		—		293
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable		971		604
Inventories		(336)		171
Prepaid expenses and other current assets		(779)		(578)
Other assets		(731)		(574)
(Decrease) increase in:
Accounts payable and accrued expenses		(2,991)		(2,635)
Payroll and related accruals		180		956
Taxes other than income taxes		(530)		(1,046)
Other liabilities		696		272
Contingencies and reassessed taxes		(1,228)		(358)
Deferred income		(501)		(506)

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES		1,255		495

CASH FLOW FROM INVESTING ACTIVITIES:
Additions to property and equipment		(5,240)		(1,275)
Acquisition of Company’s own shares		(235)		(300)
CASH FLOWS USED IN INVESTING ACTIVITIES		(5,475)		(1,575)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares of common stock		—		857
Net Borrowings (Repayments) under lines of credit		3,547		93

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES		3,547		950

EFFECT OF FOREIGN EXCHANGE RATE		(71)		(22)

NET DECREASE IN CASH AND CASH EQUIVALENTS		(744)		(152)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD		3,810		2,444

CASH AND CASH EQUIVALENTS AT END OF PERIOD	R$	3,066	R$	2,292

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
For the quarter ended June 30, 2007, we had net cash provided in operating activities of approximately R$1.3 million and net cash used in investing activities of approximately R$5.5 million. Net cash used in investing activities was primarily the result of Company’s investment in property and equipment to improve Company’s retail operations.
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
Date: September 4, 2007

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