Form 10-Q
period 2007-09-30
BRAZIL FAST FOOD CORP
filed 2007-11-14
CIK 914537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ending September 30, 2007

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
Yes ☐ No ☑
As of November 12, 2007, 8,384,177 shares of the Company’s common stock, $0.0001 par value per share, were outstanding.

BRAZIL FAST FOOD CORP.
INDEX

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
(in thousands of Brazilian Reais, except share amounts)

	September, 30		December 31,
	2007		2006
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	R$	1,971	R$	3,810
Inventories		4,091		2,187
Accounts receivable
Clients		2,495		2,026
Franchisees		6,463		6,012
Allowance for doubtful accounts		(416)		(726)
Prepaid expenses		1,111		814
Other current assets		2,348		1,690

TOTAL CURRENT ASSETS		19,063		15,813

PROPERTY AND EQUIPMENT, NET		19,899		17,454

DEFERRED CHARGES, NET		4,744		4,554

OTHER RECEIVABLES AND OTHER ASSETS		10,122		9,022

TOTAL ASSETS	R$	53,828	R$	46,843

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Notes payable	R$	3,942	R$	—
Accounts payable and accrued expenses		6,165		10,714
Payroll and related accruals		3,691		2,826
Income taxes accruals		—		331
Taxes, other than income taxes		815		980
Deferred income		1,667		986
Reassessed taxes		1,678		3,253
Other current liabilities		68		266

TOTAL CURRENT LIABILITIES		19,026		19,356

DEFERRED INCOME, less current portion		501		1,064

NOTES PAYABLE, less current portion		1,378		—

CONTINGENCIES AND REASSESSED TAXES, less current portion (note 4)		16,401		16,145

TOTAL LIABILITIES		37,306		36,565

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 5,000 shares authorized; no shares issued		—		—
Common stock, $.0001 par value, 12,500,000 shares authorized; 8,384,177 shares issued 8,159,048 and 8,182,242 shares outstanding		1		1
Additional paid-in capital		60,818		60,818
Treasury Stock (225,129 and 201,935 shares)		(1,043)		(808)
Accumulated Deficit		(42,177)		(48,753)
Accumulated comprehensive loss		(1,077)		(980)

TOTAL SHAREHOLDERS’ EQUITY		16,522		10,278

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	R$	53,828	R$	46,843

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
(in thousands of Brazilian Reais, except share amounts)

	Nine Months Ended September 30,
	2007		2006
REVENUES
Net Revenues from Own-operated Restaurants	R$	64,104	R$	59,468
Net Revenues from Franchisees		12,986		11,640
Revenues from Supply Agreements		4,748		4,178
Other Income		3,848		713

TOTAL REVENUES		85,686		75,999

OPERATING COST AND EXPENSES
Store Costs and Expenses		(62,576)		(55,578)
Franchise Costs and Expenses		(2,651)		(2,299)
Marketing Expenses		(1,468)		(2,964)
Administrative Expenses		(10,943)		(8,026)
Other Operating Expenses		(1,126)		(1,211)
Net result of assets sold and impairment of assets		170		62

TOTAL OPERATING COST AND EXPENSES		(78,594)		(70,016)

OPERATING INCOME		7,092		5,983

Interest Expense, net		(456)		(475)
Foreign Exchange and Monetary Restatement Loss		—		(42)

NET INCOME BEFORE INCOME TAX		6,636		5,466

Income taxes		(60)		(1,340)

NET INCOME	R$	6,576	R$	4,126

NET INCOME PER COMMON SHARE
BASIC AND DILUTED	R$	0.80	R$	0.51

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:
BASIC AND DILUTED		8,170,909		8,121,268

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
(in thousands of Brazilian Reais, except share amounts)

	Three Months Ended September 30,
	2007		2006
REVENUES
Net Revenues from Own-operated Restaurants	R$	25,759	R$	18,432
Net Revenues from Franchisees		4,547		4,208
Revenues from Supply Agreements		1,438		879
Other Income		2,100		506

TOTAL REVENUES		33,844		24,025

OPERATING COST AND EXPENSES
Store Costs and Expenses		(25,812)		(16,839)
Franchise Costs and Expenses		(1,184)		(752)
Marketing Expenses		(460)		(921)
Administrative Expenses		(4,042)		(2,815)
Other Operating Expenses		(694)		(330)
Net result of assets sold and impairment of assets		170		(23)

TOTAL OPERATING COST AND EXPENSES		(32,022)		(21,680)

OPERATING INCOME		1,822		2,345

Interest Expenses, net		(197)		(215)
Foreign Exchage and Monetary Restatement Gain (Loss)		—		22

NET INCOME BEFORE INCOME TAX		1,625		2,152

Income taxes		—		(458)

NET INCOME	R$	1,625	R$	1,694

NET INCOME PER COMMON SHARE
BASIC AND DILUTED	R$	0.20	R$	0.21

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC AND DILUTED		8,159,048		8,203,272

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss (Unaudited)
(in thousands of Brazilian Reais)

	Nine Months Ended September 30,				Three Months Ended September 30,
	2007		2006		2007		2006
NET INCOME	R$	6,576	R$	4,126	R$	1,625	R$	1,694
Other comprehensive loss:
Foreign currency translation adjustment		(97)		(18)		(150)		(38)

COMPREHENSIVE INCOME	R$	6,479	R$	4,108	R$	1,475	R$	1,656

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
Consolidated Statements of Changes In Shareholders’ Equity (Unaudited)
(in thousands of Brazilian Reais)

	Common Stock			Additional							Accumulated
				Paid-In		Accumulated		Treasury			Comprehensive
	Shares	Par Value		Capital		(Deficit)		Stock			Loss	Total

Balance, December 31, 2006	8,182,242	R$	1	R$	60,818	R$	(48,753)	R$	(808)	R$	(980)	R$	10,278

Net Income						6,576							6,576

Cummulative translation adjustment	—										(97)		(97)

Acquisition of Company’s own shares	(23,194)								(235)				(235)

Balance, September 30, 2007	8,159,048	R$	1	R$	60,818	R$	(42,177)	R$	(1,043)	R$	(1,077)	R$	16,522

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(in thousands of Brazilian Reais)

	Nine Months Ended June, 30
	2007		2006
CASH FLOW FROM OPERATING ACTIVITIES:
NET INCOME	R$	6,576	R$	4,126
Adjustments to reconcile net income to cash provided by (used in) operating activities:

Depreciation and amortization		2,409		2,202
(Gain) Loss on assets sold, net		(170)		(62)

Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable		(1,068)		636
Inventories		(1,904)		245
Prepaid expenses and other current assets		(955)		(780)
Other assets		(1,100)		(935)
(Decrease) increase in:
Accounts payable and accrued expenses		(4,549)		(1,893)
Payroll and related accruals		865		1,073
Taxes other than income taxes		(496)		(730)
Other liabilities		(198)		(6)
Contingencies and reassessed taxes		(1,319)		(613)
Deferred income		118		(421)

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES		(1,791)		2,842

CASH FLOW FROM INVESTING ACTIVITIES:
Additions to property and equipment		(5,036)		(2,103)
Acquisition of Company’s own shares		(235)		(457)

CASH FLOWS USED IN INVESTING ACTIVITIES		(5,271)		(2,560)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares of common stock		—		886
Net Borrowings (Repayments) under lines of credit		5,320		(959)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES		6,320		(73)

EFFECT OF FOREIGN EXCHANGE RATE		(97)		(18)

NET DECREASE IN CASH AND CASH EQUIVALENTS		(839)		191
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD		3,810		2,444

CASH AND CASH EQUIVALENTS AT END OF PERIOD	R$	1,971	R$	2,635

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(in thousands of Brazilian Reais)
NOTE 1 — FINANCIAL STATEMENT PRESENTATION
The accompanying financial statements have been prepared by Brazil Fast Food Corp. (the “Company”), without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results for the three and nine months ended September 30, 2007 do not necessarily indicate the results that may be expected for the full year. Unless otherwise specified all references in these financial statements to (i ) “Reais” or “R$” are to the Brazilian Real (singular), or to Brazilian Reais (plural), the legal currency of Brazil, and (ii ) “U.S. Dollars” or “$” are to United States’ dollars.
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
During the second half of 2004, Venbo established, in an association with a Brazilian individual (the “Associate”), a new company, Suprilog Transportadora Ltda (“Suprilog”), to render transportation services at market value to Venbo, Bob’s franchisees and to other Brazilian companies. During the first quarter of 2005, the Associate reached an agreement with Venbo, pursuant to which he left the joint venture and Venbo became wholly-owner of Suprilog. By the end of 2005, Venbo renegotiated the contract with one of the main suppliers, Fast Food Distributor Ltda. (“FBD”), a non-affiliate company, considering a different basis from the previous one, including logistics and transportation services. Because of such renewal, Venbo sold the main operating assets and liabilities of Suprilog to FBD, which is now providing the transportation. Suprilog operated the transportation business until the end of November 2005. As of September, 30 2007 Suprilog was a non-operating company, and even though, its financial statements are being entirely consolidated in the accompanying financial statements.
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
During the first quarter of 2007, the Company, through 22N, reached an agreement with Yum! Brands, owner of the KFC brand. By this agreement, 22N would to conduct the operations of KFC’s four directly owned and operated restaurants in Rio de Janeiro as a Yum! Brands’ franchisee. In order to operate the KFC brand in Brazil, the Company, through 22N, established a new subsidiary, named Clematis Indústria e Comércio de Alimentos e Participações Ltda. (“Clematis”), which is responsible for managing, developing and expanding KFC’s chain in Brazil. Clematis initiated its activities on April 1, 2007, and accordingly, the result of its operation is included in this report since that date. Currently, the Company is evaluating the effects of such transaction regarding the fair value of assets acquired.

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
The second amnesty program (PAES) included the balance of the previous federal tax amnesty program (REFIS) and unpaid 2001 and 2002 federal tax, as well as the Social Security penalties. The total debt included in such program is being paid in monthly installments, on a timely basis, equivalent to 1.5% of the Company’s gross sales, with interest accruing at rates set by the Brazilian federal government, which currently are 6.25% per year.
During the nine months of 2007, the Company paid approximately R$1.6 million (R$1.3 million in the nine months of 2006) related to such Brazilian federal tax amnesty program, including R$257,789 (R$178,000 in 2006) of interests.
In February 2005, the Company compared its remaining debt regarding PAES with statements provided by the Brazilian Federal Government. Those statements reported that Company’s total debt would be greater than the figures in the Company’s balance sheet, in the amount of approximately R$3.2 million. In result of that comparison, the Company processed a retroactive adjustment on its balance sheet at December 31, 2004. During March, 2005, the Company filed a formal request with the Brazilian Federal Authorities, claiming to have its total debt reviewed. Such request, reconciles the amounts the Company had accrued at its accounting books (prior to the retroactive adjustment) to the amounts reported in the official statement at the same period. In connection with such request, and based on the Company’s legal advisors, a portion of that amount (R$809,000) was reversed during the first quarter of 2005. The Company believes that the amounts accrued at the balance sheet as of September 30, 2007 are correct, however, there is no assurance that the outcome of this situation will derive further liability to the Company. As of September 30, 2007, the difference between such debt at the statements provided by the Brazilian Federal Government and the statements reported by the Company’s was R$4.6 million.

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
Although the Company is claiming in court that royalty fees should not be considered payment for services rendered and therefore should not be subject to ISS taxation, the Company is monthly depositing with the court the amount referred to ISS while awaits its determination. The Company has accrued the claimed amounts as of September 30, 2007.
Additionally, the referred change in the ISS tax regulations motivated deep debates whether marketing funds and initial fees paid by franchisees could be considered as payment for service rendered by the ISS tax authorities. Because of that, the Company, together with its tax advisors, is adopting measures in order to avoid the charge of ISS against the initial fees and the administration fees on marketing fund (or even against the entire marketing funds) but cannot guarantee they will be successful.
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
In the past years we have acknowledge the situation of Venbo’s fiscal debts prior to 1996 through the communications we received from the Brazilian fiscal authorities. These communications were, as immediately as received, forwarded to VENDEX lawyers in Brazil. All demands in discussion seemed to be within the limits of the agreement, but, in the last months of 2004, we received some communications of tax debts which sum could exceed the mentioned limit, representing a financial threat to the Company, since it could be included in the government’s demands.
In 2005, Venbo was summoned by the fiscal authority of the State of Rio de Janeiro to pay a debt of approximately R$97,000 referred to the period prior to 1996. In order to have the right to appeal it was obliged to put in a pledge one of its properties. VENDEX assumed the defense but did not substituted the seizure of the asset, because of its weak current financial condition. VENDEX attorneys are defending all demands.
During the third quarter of 2007, the most relevant claim was judged favorable to VENDEX. All other claims are immaterial; however, we cannot predict the receipt of additional claims that might be material.

Liabilities related to tax amnesty programs and litigation consist of the following:

R$ 000’	September 30, 2007 (unaudited)			December 31, 2006
			Long			Long
	Total	Current	Term	Total	Current	Term
	Liability	Liability	Liability	Liability	Liability	Liability
Reassessed taxes
State tax (value-added)	415	—	415	415	—	415
Federal taxes (PAES)	12,784	1,678	11,106	13,698	1,695	12,003

Contingencies
Social Secuty and other fines	552	—	552	1,558	1,558	—
ISS tax litigation	2,417	—	2,417	1,763	—	1,763
Labor litigation	1,705	—	1,705	1,783	—	1,783
Property leasing litigation	206	—	206	181	—	181

TOTAL	R$18,079	R$1,678	R$16,401	R$19,398	R$3,253	R$16,145

•	Other litigation

-
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

-
In 2005, the Company were condemned to pay a fine of approximately R$480,000 to a former employee. Despite the infrequency of this amount in labor processes, the Company is not guarded from receiving other labor claims in such high amount. During 2006 and 2007 the Company received other labor claims from formers employees. As of September 30, 2007 the Company had labor contingencies at the amount of R$1.7 million accounted for as liabilities in its balance sheet.

-
During the last quarter of 2006, Brazilian Social Security Authorities applied penalties of R$1.6 million against the Company, by charging certain employees benefits not covered by the Company’s previous calculation of Social Security contributions. During the first quarter of 2007, the Company paid R$979,638 related to such penalties. The remaining amount of R$551,239 is been legally questioned by the Company and is accrued on the Company’s Consolidated balance sheet as of September 30, 2007.

-
During the quarter ended June 30, 2007, Brazilian Internal Revenue Service Authorities applied penalties of R$522,917 against the Company, by charging certain employees benefits not covered by the Company’s previous calculation of income tax withheld on salaries. By the end of the quarter ended June 30, 2007, the Company obtained a reduction of such penalties and paid R$441,706 to quit this fiscal debt.

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
There were no options canceled, expired or exercised during the nine months ended September 30, 2007. To date, the total number of stock options to be exercised is 78,750.
Intrinsic value for stock options is defined as the difference between the current market value and the exercise price. The total intrinsic value of options exercisable at September 30, 2007 is approximately $371,257.
NOTE 6 — TREASURY STOCK
During the last quarter of 2004, the Company’s Board of Directors approved a stock repurchase plan covering the repurchase of as many as 200,000 shares of its own common stock. On October 18, 2006, this repurchase limit was increased by another 200,000 shares. The plan goal is to optimize the cash generated in the United States.
During the nine months ended September 30, 2007, the Company repurchase 23,194 shares related to such plan, which result in a disbursement in the same period of R$234,629. As of September 30, 2007, the Company’s accumulated disbursement related to the repurchase of its stocks totaled approximately R$1.0 million and was accounted for as a deduction of Paid in Capital.

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
Currently the majority of Company’s operations are concentrated at the southeast region of Brazil. Regarding Bobs brand, as of September 30, 2007, from the total of 59 Company own-operated point of sales, 58 were located at the southeast region which provided 98.2% of total Net Revenues from Own-operated Restaurants. In addition, from the total of 496 franchise-operated point of sales 267 were located at the same region, which provided 56.1% Net Revenues from Franchisees.
Besides the Brazilian operations, the Bob’s brand is also present, through franchisees, in Angola, Africa. These operations are not material to our overall results.
The following table presents the Company’s revenues, costs/expenses and operating income by segment.

R$ 000’	Results from own-stores operations
	September 30,2007		September 30,2006
	Nine months	Three months	Nine months	Three months

Revenues	64,104	25,759	59,468	18,432
Cost and expenses	(62,576)	(25,812)	(55,578)	(16,839)

Operating margin	1,528	(53)	3,890	1,593

R$ 000’	Results from franchise operations
	September 30,2007		September 30,2006
	Nine months	Three months	Nine months	Three months

Revenues	12,986	4,547	11,640	4,208
Cost and expenses	(2,651)	(1,184)	(2,299)	(752)

Operating margin	10,335	3,363	9,341	3,456

KFC operations conducted by the company, provided, from April 1 to September 30, 2007, revenues of R$2.7 million and a negative operating margin of R$162,000.
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

R$ 000’	9 Months			9 Months			3 Months			3 Months
	Ended			Ended			Ended			Ended
	30-Sep-07%			30-Sep-06%			30-Sep-07%			30-Sep-06%
REVENUES
Net Revenues from Own-operated Restaurants	R$	64,104	74.8%	R$	59,468	78.2%	R$	25,759	76.1%	R$	18,432	76.7%
Net Revenues from Franchisees		12,986	15.2%		11,640	15.3%		4,547	13.4%		4,208	17.5%
Revenues from Supply Agreements		4,748	5.5%		4,178	5.5%		1,438	4.2%		879	3.7%
Other Income		3,848	4.5%		713	0.9%		2,100	6.2%		506	2.1%

TOTAL REVENUES		85,686	100.0%		75,999	100.0%		33,844	100.0%		24,025	100.0%

OPERATING COST AND EXPENSES
Store Costs and Expenses		(62,576)	-73.0%		(55,578)	-73.1%		(25,812)	-76.3%		(16,839)	-70.1%
Franchise Costs and Expenses		(2,651)	-3.1%		(2,299)	-3.0%		(1,184)	-3.5%		(752)	-3.1%
Marketing Expenses		(1,468)	-1.7%		(2,964)	-3.9%		(460)	-1.4%		(921)	-3.8%
Administrative Expenses		(10,943)	-12.8%		(8,026)	-10.6%		(4,042)	-11.9%		(2,815)	-11.7%
Other Operating Expenses		(1,126)	-1.3%		(1,211)	-1.6%		(694)	-2.1%		(330)	-1.4%
Net result of assets sold and impairment of assets		170	0.2%		62	0.1%		170	0.5%		(23)	-0.1%

TOTAL OPERATING COST AND EXPENSES		(78,594)	-91.7%		(70,016)	-92.1%		(32,022)	-94.6%		(21,680)	-90.2%

OPERATING INCOME		7,092	8.3%		5,983	7.9%		1,822	5.4%		2,345	9.8%

Interest Income (Expense)		(456)	-0.5%		(475)	-0.6%		(197)	-0.6%		(215)	-0.9%
Foreign Exchange and Monetary Restatement Gain (Loss)		—	0.0%		(42)	-0.1%		—	0.0%		22	0.1%

NET INCOME BEFORE INCOME TAX		6,636	7.7%		5,466	7.2%		1,625	4.8%		2,152	9.0%

Income taxes		(60)	-0.1%		(1,340)	-2.3%		—	0.0%		(458)	-2.5%

		(10,943)	-17.1%		(8,026)	-13.5%		—	0.0%		—	0.0%

NET INCOME		6,576	10.3%		4,126	6.9%		1,625	6.3%		1,694	9.2%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of the Company’s financial condition and results of operations comparing the interim quarters and period of nine months ended September 30, 2007 and September 30, 2006. You should read this section together with the Company’s consolidated financial statements including the notes to those financial statements, as applicable, for the years and periods mentioned above.
OUR BUSINESS
Through our wholly-owned subsidiary Venbo, which conducts business under the trade name “Bob’s”, we own and, directly and through franchisees, operate the second largest fast food hamburger restaurant chain in Brazil.
Besides the Brazilian operations, the Bob’s brand is also present, through franchisees, in Angola, Africa. These operations are not material to our overall results.
Since April 2007, we operate, through our wholly-owned subsidiary Clematis, the KFC’s brand in Brazil.
In their majority, Revenues consist of sales by Company-operated restaurants and fees from restaurants operated by franchisees. These fees primarily include initial fees and royalties that are based on a percent of sales.
RESULTS OF OPERATIONS — COMPARISON OF THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
The following table sets forth certain operating data for the three and nine months ended September 30, 2007 and 2006. All the operating figures were stated as a percentage of total revenues. However the specific discussions of store cost and expenses and franchise expenses also include the evolution of such figures stated as a percentage of the Net revenues from own-operated restaurants and Net Franchise Revenues, respectively.

Introduction
During the third quarter of 2007 the company obtained the right of exclusively trade food and beverage during the Pan-American and the Para Pan-American Games, in Rio de Janeiro. For these special events, the Company operated approximately 100 points of sales distributed in around 10 arenas in different locations of the city of Rio de Janeiro. Such multi-presence work brought great marketing exposure and material revenues to the Company. However the extremely high operating complexity resulted in relevant operating cost, and consequently negative margin, that are distributed in almost all captions of the Company’s Statement of Operations.
Also during the third quarter of 2007 the Company contracted a worldwide-famous consultancy to review and improve the operating and selling process used at the franchised and owned stores. The consulting firm is working with spreadsheets that will measure different operating aspects such as selling, cleaning, control of product storage and expiration, money registering and others. The Company managers believe that this work will bring relevant improvements to the overall store operations.
Net Revenues from Own-Operated Restaurants
Net restaurant sales for our company-owned retail outlets increased R$7,3 million or 39.8%, to R$25.7 million for the three months ended September 30, 2007 as compared to R$18.4 million for the three months ended September 30, 2006.
Net restaurant sales for our company-owned retail outlets increased R$4.6 million or 7.8%, to R$64.1 million for the nine months ended September 30, 2007 as compared to R$59.5 million for the same period ended September 30, 2006.
Overall restaurant sales increases are mainly due to a) the beginning of KFC brand operation on April, 2007, which brought 4 new points of sales with additional sales of approximately R$2.6 million; b) the Pan-American and the Para Pan-American Games, during July, 2007, events in which BFFC was the exclusive food and drink supplier. Through such event, the Company reached revenues of R$4.2 million.
Same store sales, however, decreased approximately 3.4% for the three months ended September 30, 2007 and the three months ended September 30, 2006, and decreased approximately 3.2% for the nine months ended in the same period. Such decrease is to exceptionally high sales in the nine months of 2006 boosted by the Brazilian economy.
Net Franchise Revenues
Franchise revenues are comprised of initial fees (amount due at the signing of a new franchise contract) and royalty fees (derived from a percentage on the sales of the stores operated by franchisees), as set forth below:

	Nine Months Ended		Three Months Ended
R$000’	September, 30		September, 30
	2007	2006	2007	2006
Net Franchise Royalty Fees	11,286	9,572	3,855	3,281
Initial Fee	1,700	2,068	692	927

Net Franchise Revenues	12,986	11,640	4,547	4,208

Net franchise revenues increased R$339,000 or 8.1%, to R$4.5 million for the three months ended September 30, 2007 from to R$4.2 million for the three months ended September 30, 2006.
Net franchise revenues increased R$1.3 million or 11.6%, to R$13.0 million for the nine months ended September 30, 2007 from to R$11.6 million for the nine months ended September 30, 2006.
This increase is attributable to the growth of Company’s franchise business from 433 retail outlets as of September 30, 2006 to 496 as of September 30, 2007.

Revenue from Supply Agreements and Other Income
The Company may obtain income from its suppliers when agreements are settled to exclusively use certain products from a supplier or when agreements are settled with performance bonus to be reached.
The income received from suppliers, related to performance bonus, are recognized when the suppliers agree that the contracted performance has been reached. In case the performance bonus is received in cash, it is recognized as Other Income; in case they are received in products, it is recognized as a cost reduction.
Other income is mainly comprised of lease of Company’s properties, administration fees on marketing fund and nonrecurring gains.
Store Costs and Expenses
As a percentage of Total revenues, Store costs and expenses were (75.1%) and (70.1%) for the quarters ended September 30, 2007 and 2006, respectively. As a percentage of Total revenues, Store costs and expenses were (72.6%) and (73.1%) for the nine months ended September 30, 2007 and 2006, respectively.
Analyzing as a segment (own-stores operations), Store cost and expenses had the following evolution towards Net revenues from own-operated restaurants:

R$ 000’	9 Months		9 Months		3 Months		3 Months
	Ended		Ended		Ended		Ended
	9/30/2007%		9/30/2006%		9/30/2007%		9/30/2006%
STORE RESULTS

Net Revenues from Own-operated Restaurants	64,104	100.0%	59,468	100.0%	25,759	100.0%	18,432	100.0%
Store Costs and Expenses
Food, Beverage and Packaging	(23,508)	-36.7%	(22,136)	-37.2%	(9,409)	-36.5%	(6,792)	-36.8%
Payroll & Related Benefits	(16,952)	-26.4%	(14,660)	-24.7%	(7,507)	-29.1%	(4,443)	-24.1%
Restaurant Occupancy	(7,540)	-11.8%	(6,839)	-11.5%	(2,972)	-11.5%	(2,211)	-12.0%
Contracted Services	(8,435)	-13.2%	(7,251)	-12.2%	(3,424)	-13.3%	(2,174)	-11.8%
Depreciation and Amortization	(1,800)	-2.8%	(1,715)	-2.9%	(632)	-2.5%	(554)	-3.0%
Other Store Costs and Expenses	(4,341)	-6.8%	(2,977)	-5.0%	(1,868)	-7.3%	(665)	-3.6%
Total Store Costs and Expenses	(62,576)	-97.6%	(55,578)	-93.5%	(25,812)	-100.2%	(16,839)	-91.4%

STORE OPERATING INCOME	1,528	2.4%	3,890	6.5%	(53)	-0.2%	1,593	8.6%

Food, Beverage and Packaging Costs
As a percentage of net restaurant sales, food, beverage and packaging costs were (36.5%) and (36.8%) for the three months ended September 30, 2007 and 2006, respectively. As a percentage of net restaurant sales, food, beverage and packaging costs were (36.7%) and (37.2%) for the nine months ended September 30, 2007 and 2006, respectively.
The percentage decrease of cost of food, beverage and packaging was due to (a) the decrease of the purchase price in some important items such as meat, chicken and ice-cream; (b) reduction of costs related to logistics and distribution of our main raw materials.
Increases of the purchase price of some products such as bread and French fries partially offset the cost decreases.
Payroll & Related Benefits
As a percentage of net restaurant sales, store payroll and related benefits increased from (24.1%) for the three months ended September 30, 2006 to (29.1%) for the same period ended September 30, 2007. As a percentage of net restaurant sales, store payroll and related benefits increased from (24.7%) for the nine months ended September 30, 2006 to 26.4%) for the same period ended September 30, 2007.
The increases on Payroll & Related Benefits were mainly due to the temporary workforce hired for the Pan-American and Para Pan-American Games, during July 2007, as well as the raise of Company’s store personnel salaries of approximately 3.5% provided by union-driven agreements, which, in turn, increased social charges that are computed based on employees salaries increased as well.
Such increases were partially offset due to the reduction of Company’s store personnel.

Restaurant Occupancy Costs and Other Expenses
Restaurant occupancy costs and other expenses expressed as a percentage of net restaurant sales were approximately (11.5%) and (12.0%) for the three months ended September 30, 2007 and 2006, respectively. Restaurant occupancy costs and other expenses expressed as a percentage of net restaurant sales were approximately (11.8%) and (11.5%) for the nine months ended September 30, 2007 and 2006, respectively.
As percentage of Revenues from Own-operated Restaurants, Restaurant occupancy costs kept almost constant for the nine month periods of 2007 and 2006.
For the three month periods, this percentage decreased in 2007 mainly to the boost of sales during the Pan-American and Para Pan-American Games. The growth of sales provided by such event optimized the occupancy cost resulting on a percentage decrease.
Contracted Services
Expenses related to contracted services expressed as a percentage of net restaurant sales were approximately (13.3%) and (11.8%) for the quarters ended September 30, 2007 and 2006, respectively.
Expenses related to contracted services expressed as a percentage of net restaurant sales were approximately (13.2%) and (12.2%) for the periods of nine months ended September 30, 2007 and 2006, respectively.
These increases are mainly attributable to the increase of maintenance and call center costs. During the third quarter of 2007 the increase is also attributable to services contracted to specifically support the Pan-American and Para Pan-American Games, such as security, money collection, assembling of the point of sales and maintenance.
These increases were partially offset by decreases in the costs of gas, electricity and water consumption, as well as telecommunication.
Depreciation and Amortization
As a percentage of net restaurant sales, depreciation and amortization were approximately (2.5%) and (3.0%) for the three months ended September 30, 2007 and 2006, respectively.
As a percentage of net restaurant sales, depreciation and amortization were approximately (2.8%) and (2.9%) for the nine months ended September 30, 2007 and 2006, respectively.
Depreciation and amortization kept at the same level during 2006 and 2007.
Other Store Cost and Expenses
Other store cost and expenses expressed as a percentage of net restaurant sales were approximately (7.3%) and (3.6%) for the three months ended September 30, 2007 and 2006, respectively.
Other store cost and expenses expressed as a percentage of net restaurant sales were approximately (6.8%) and (5.0%) for the nine months ended September 30, 2007 and 2006, respectively.
The increases are mainly attributable to higher expenses derived from the special event referred above such as transportation, adhesion fee for this event.

Franchise Costs and Expenses
As a percentage of Total Revenues, Franchise costs and expenses were (3.4%) and (3.1%) for the quarters ended September 30, 2007 and 2006, respectively. As a percentage of Total revenues, Franchise costs and expenses were (3.1%) and (3.0%) for the nine months ended September 30, 2007 and 2006, respectively.
Analyzing as a segment (franchise operations), Franchise cost and expenses had the following evolution towards Net Franchise revenues:

R$ 000’	9 Months		9 Months		3 Months		3 Months
	Ended		Ended		Ended		Ended
	9/30/2007%		9/30/2006%		9/30/2007%		9/30/2006%
FRANCHISE RESULTS
Net Revenues from Franchisees	12,986	100.0%	11,640	100.0%	4,547	100.0%	4,208	100.0%
Franchise Costs and Expenses	(2,651)	-20.4%	(2,299)	-19.8%	(1,184)	-26.0%	(752)	-17.9%

FRANCHISE OPERATING INCOME	10,335	79.6%	9,341	80.2%	3,363	74.0%	3,456	82.1%

Franchise cost and expenses expressed as a percentage of net franchise revenues were approximately (26.0%) and (17.9%) for the periods of three months ended September 30, 2007 and 2006, respectively.
Franchise cost and expenses expressed as a percentage net franchise revenues were approximately (20.4%) and (19.8%) for the periods of nine months ended September 30, 2007 and 2006, respectively.
Such increases are mainly attributable to the increase personnel and salaries related to franchise department, as well as higher traveling expenses.
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
In general, franchisees monthly contribute with 4.0% of their gross sales to the marketing fund, and since 2006, the Company is also committed to invest 4.0% of its own-operated restaurant sales. These contributions can be deducted by an amount previously agreed with the Company’s franchisees, today of 10.0% of the total marketing fund contributions, to balance the Company’s marketing department expenses. However, the total of marketing investments may be greater than 4.0% of combined sales, if there is any supplier additional contribution (joint marketing programs) or if the Company use additional own cash on marketing programs.
The marketing fund sources are not required to be invested during the same month or year that they were received, but they must be used in subsequent periods.
The balances presented on September 30, 2007 in the caption Marketing Fund represent contributions made by Venbo and by the franchisees, but not used in campaigns yet, thus, these balances are, as agreed with the franchisees chain, an obligation of Venbo on that date.
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
To provide absolute transparency and comply with the Company’s franchisees request, all accounts included in the Marketing Fund are revised by independent auditors.
The Company recognizes its own advertising expense as incurred. Advertising expense, including own and franchisee expenditures, was R$14,377,624 and R$12,946,000 for the nine months ended September 30, 2007 and 2006, respectively.
As a percentage of Total Revenues, marketing expenses were approximately (1.3%) and (3.8%) for the three months ended September 30, 2007 and 2006, respectively.
As a percentage of Total Revenues, marketing expenses were approximately (1.7%) and (3.8%) for the nine months ended September 30, 2007 and 2006, respectively.
The balance of non-invested marketing fund as of September 30, 2007 amounts R$228,127 and is recorded as accounts payable accrued expenses at the balance sheet.
General and Administrative Expenses
As a percentage of Total Revenues, administrative expenses were approximately (11.9%) and (11.7%) for the three months ended September 30, 2007 and 2006, respectively, and approximately (12.8%) and (10.6%) for the nine months ended September 30, 2007 and 2006, respectively.
These increases are attributable to increase in salaries and meal benefits, as well as consulting services contracted to improve operational methods and training. In addition the company increased its administrative office space, and accordingly, increased rent expenses.
These increases are also due to higher : a)legal fees related to the Company’s restructuring in Brazil; b) legal fees related to IBM leasing legal settlement; c) consulting fees aiming improvements on franchised and own stores operating and selling process (see Introduction) .
Other Operating Expenses
Other operating expenses are mainly comprised of uncollectible receivables, depreciation, preopening and non recurring expenses. The following table sets forth the breakdown of Other Operating Expenses:

	Nine months ended
R$ 000’	September 30,
	2007		2006
Uncollectable receivables	R$	79	R$	(387)
Depreciation of Headquarters’ fixed assets		(609)		(487)
Preopening and other expenses		(596)		(337)

	R$	(1,126)	R$	(1,211)

Other operating expenses expressed as a percentage of Total Revenues were (2.1)%, for the three months ended September 30, 2007 and (1.4)% for the three months ended September 30, 2006.
Other operating expenses expressed as a percentage of Total Revenues were (1.3)%, for the nine months ended September 30, 2007 and (1.6)% for the nine months ended September 30, 2006.
The Company received approximately R$310,000 of receivables which were previously written-off and expensed as uncollectible. Therefore, as of September 30,2007 this amount was computed as a gain, reversing the doubtful receivable expenses incurred in the period, reducing the percentage discussed above.

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
During the nine months ended September 30, 2007, Company’s review in accordance with SFAS 144, derived no charge to the income statement.
Interest Expense and Foreign Exchange and Monetary Restatement Loss
Interest Expense
As a percentage of Total Revenues, net interest expenses were approximately (0.6%) and (0.9%) for the three months ended September 30, 2007 and 2006, respectively. As a percentage of total revenues, net interest expenses were approximately (0.6%) and (0.5%) for the nine months ended September 30, 2007 and 2006, respectively.
Interest Expense kept at the same level during 2006 and 2007.
Income Taxes
As a percentage of Total Revenues, income taxes were approximately (0.0)% and (0.1)% for the three months and for the nine months ended September 30, 2007 and 2006, respectively.
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
Since March 1996, we have funded Company’s cumulative operating losses of approximately R$42.2 million and made acquisitions of businesses and capital improvements (including remodeling of Company’s stores) by using cash remaining at the closing of Company’s acquisition of Venbo, by borrowing funds from various sources and from private placements of Company’s securities.
As of September 30, 2007, we had cash on hand of approximately R$2.0 million and working capital of approximately R$ 37,000.
Negative working capital has been shown in Company’s financial statements for several years. In the past, debts denominated in other currency than Brazilian Reais have boosted with maxi devaluation of the Brazilian Real in beginning of 1999. A sequence of years with low sales, mainly due to a weak economic environment in Brazil, has worsened the situation and the Company was not able to pay some of their obligations, including taxes. In the following years those past due taxes were renegotiated with different levels of Brazilian Government and were parceled. With the improvement of Brazilian economy since 2002, Company’s sales increased and the Company started to reduce its liabilities position. In 2003 the Company, reschedule a great portion of its debts to long term. Continued improvement of sales conducted the Company to (i) drastically reduce its debts with financial institutions during 2005; and (ii) extinguish those debts and reverse its financial position to present time deposits with financial institutions at the end of 2006. The enhancement of collection rate from Company’s franchisees — commencing in 2005 — also strengthened Company current assets. During 2007, the Company maintained this positive scenario and was able to end up computing a positive working capital.
For the quarter ended September 30, 2007, we had net cash used in operating activities of approximately R$1.8 million and net cash used in investing activities of approximately R$5.3 million. Net cash used in investing activities was primarily the result of Company’s investment in property and equipment to improve Company’s retail operations.
B)	Debt Obligation — financial institutions
As of September 30, 2007, the Company’s debt obligations with financial institutions were as follows.
R$ 000’

	September 30,
	2007
Revolving lines of credit (a)	RS$	3,425
Leasing Facilities (b)		1,895

		5,320

Less: current portion		(3,942)

	R$	1,378

At June 30, 2007, future maturities of notes payable are as follows:

R$ 000’
Remaining 2007	R$3,597
2008	689
2009	689
2010	345

R$5,320

(a) Due on demand from three Brazilian financial institutions with interest rates of approximately 18.3% and guaranteed by certain officers and receivables.
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
Since September 2002, the Company has been paying all its current taxes on a timely basis.
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
The second amnesty program (PAES) included the balance of the previous federal tax amnesty program (REFIS) and unpaid 2001 and 2002 federal tax, as well as the Social Security penalties. The total debt included in such program is being paid in monthly installments, on a timely basis, equivalent to 1.5% of the Company’s gross sales, with interest accruing at rates set by the Brazilian federal government, which currently are 6.25% per year.
During the nine months of 2007, the Company paid approximately R$1.6 million (R$1.3 million in the nine months of 2006) related to such Brazilian federal tax amnesty program, including R$257,789 (R$178,000 in 2006) of interests.
In February 2005, the Company compared its remaining debt regarding PAES with statements provided by the Brazilian Federal Government. Those statements reported that Company’s total debt would be greater than the figures in the Company’s balance sheet, in the amount of approximately R$3.2 million. In result of that comparison, the Company processed a retroactive adjustment on its balance sheet at December 31, 2004. During March, 2005, the Company filed a formal request with the Brazilian Federal Authorities, claiming to have its total debt reviewed. Such request, reconciles the amounts the Company had accrued at its accounting books (prior to the retroactive adjustment) to the amounts reported in the official statement at the same period. In connection with such request, and based on the Company’s legal advisors, a portion of that amount (R$809,000) was reversed during the first quarter of 2005. The Company believes that the amounts accrued at the balance sheet as of September 30, 2007 are correct, however, there is no assurance that the outcome of this situation will derive further liability to the Company. As of September 30, 2007, the difference between such debt at the statements provided by the Brazilian Federal Government and the statements reported by the Company’s was R$4.6 million.

D)	Debt Obligation — summary
For the remaining period of 2007, we expect to pay approximately R$0.5 million pursuant to the federal tax amnesty program. We do not expect to have any payment regarding the state tax settlements during 2007, since the remaining balance is not expected to be consolidated by the tax authorities through this period.
E)	Other Obligations
We also have long-term contractual obligations in the form of operating lease obligations related to Company’s owned and operated stores.
The future minimum lease payments under those obligations with an initial or remaining noncancelable lease terms in excess of one year at September 30, 2007 are as follows:
R$ 000’

Contractual
Fiscal Year	Leases

Remaining 2007	R$1,512
2008	4,107
2009	3,271
2010	2,466
2011	1,949
Thereafter	1,700

R$15,005

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
The following table summarizes Company’s contractual obligations and financial commitments, as well as their aggregate maturities:
R$ 000’

	Contractual
Fiscal Year	Leases	Fiscal Debt	Loans Payable	Total

Remaining 2007	R$1,512	R$1,678	R$4,597	R$7,787
2008	4,107	1,526	689	6,322
2009	3,271	1,111	689	5,071
2010	2,466	1,111	345	3,921
2011	1,949	1,111	—	3,060
Thereafter	1,700	6,664	—	8,364

	R$15,005	R$13,199	R$6,320	R$34,524

We plan to address our immediate and future cash flow needs to include focusing on a number of areas including:

-	the expansion of Company’s franchisee base, which may be expected to generate additional cash flows from royalties and franchise initial fees without significant capital expenditures;

-
the improvement of food preparation methods in all stores to increase the operational margin of the chain, including acquiring new store’s equipment and hiring a consultancy firm for stores’ personnel training program;

-	the continuing of motivational programs and menu expansions to meet consumer needs and wishes;

-	the negotiation with suppliers in order to obtain significant agreements in long term supply contracts; and

-	the renegotiation of past due receivables with franchisees .

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
We annually review our financial reporting and disclosure practices and accounting policies to ensure that they provide accurate and transparent information relative to the current economic and business environment. We believe that of our significant accounting policies (See the Notes to Consolidated Financial Statements or summary of significant accounting policies more fully described in pages F-9 through F-15 of the our last 10-k report), the following involve a higher degree of judgment and/or complexity.
Constant currency restatement
Through September 30, 1997 the Brazilian economy was hyperinflationary as defined in Statement of Financial Accounting Standards (“SFAS”) No. 52. The financial statements prior to that time were comprehensively restated for the effects of inflation. After that date, inflation restatement was not applied, however the non-monetary assets reflect the effects of inflation through that date.
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
In general, franchisees monthly contribute with 4.0% of their gross sales to the marketing fund, and since 2006, the Company is also committed to invest 4.0% of its own-operated restaurant sales. These contributions can be deducted by an amount previously agreed with the Company’s franchisees, today of 10.0% of the total marketing fund contributions, to balance the Company’s marketing department expenses. However, the total of marketing investments may be greater than 4.0% of combined sales, if there is any supplier additional contribution (joint marketing programs) or if the Company use additional own cash on marketing programs.
The marketing fund sources are not required to be invested during the same month or year that they were received, but they must be used in subsequent periods.
The balances presented on September 30, 2006 in the caption Marketing Fund represent contributions made by Venbo and by the franchisees, but not used in campaigns yet, thus, these balances are, as agreed with the franchisees chain, an obligation of Venbo on that date.
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
To provide absolute transparency and comply with the Company’s franchisees request, all accounts included in the Marketing Fund are scrutinized by independent auditors.
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

PART II—OTHER INFORMATION
ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors during the fiscal quarter ended September 30, 2007 from those previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
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
Date: November 14, 2007

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