Form 10-K
period 2007-12-31
BRAZIL FAST FOOD CORP
filed 2008-03-31
CIK 914537

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0000-23278

BRAZIL FAST FOOD CORP.
(Exact name of Registrant as specified in its charter)

Delaware	13-3688737
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Rua Voluntários da Pátria 89, 9o andar
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of March 27, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $15,503,842.50, computed by reference to the average bid and asked price of such common stock.

The number of shares of Registrant’s common stock outstanding as of March 27, 2008 was 8,427,927.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2008 annual meeting of Shareholders, which proxy statement will be filed no later than 120 days after the close of the Registrant’s fiscal year ended December 31, 2007, are hereby incorporated by reference in Part III of this Annual Report on Form 10-K.

ii

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

References to “we”, “us”, “BFFC: or the “Company” are to Brazil Fast Food Corp.

We, through our holding company in Brazil, BFFC do Brasil Participações Ltda. (“BFFC do Brasil”, formerly 22N Participações Ltda.), and its wholly-owned subsidiaries, Venbo Comércio de Alimentos Ltda. (“Venbo”), a Brazilian limited liability company that conducts business under the trade name “Bob’s”, and CFK Comércio de Alimentos Ltda. (“CFK”, formerly Clematis Indústria e Comércio de Alimentos e Participações Ltda.), a Brazilian limited liability company that conducts business under the trade name “KFC”, are the second largest fast food chain in Brazil.

We were incorporated in Delaware in 1992. Our executive offices are located at Rua Voluntários da Pátria, 89 - 9o andar, Botafogo, CEP 22.270-010, Rio de Janeiro — RJ, Brazil. Our telephone number is +5521 2536-7500.

Recent Developments

In December 2006, we set up a holding company in Brazil, called BFFC do Brasil, via the capital contribution of the equity interest we held in Venbo. Following this restructuring, all of our businesses in Brazil were consolidated through this new holding, and Venbo started to conduct its business through three primary divisions: fast food restaurants, franchises and real estate.

This division is being carried out and will improve Venbo’s management decisions, enhance its operations, increase its efficiency and facilitate its access to bank loans and other financial instruments. In addition, Venbo restructured its departments. All administrative activities were included in the financial department and excluded from the human resources department. The training department were suppressed and its activities included in the human resources department. The stores operations compliance, a department subordinated to the Company’ Superintendent that reviews own-operated and franchised stores, were also suppressed and a third party company were hired by the operations department to perform its activities.

During the first quarter of 2007, we reached an agreement with Yum! Brands, owner of the KFC brand, to conduct the operations of KFC’s four directly owned and operated restaurants in Rio de Janeiro as a Yum! Brands’ franchisee. In order to operate the KFC brand in Brazil, we, through BFFC do Brasil, established a new subsidiary, named CFK, which is responsible for managing, developing and expanding KFC’s chain in Brazil. CFK initiated its activities on April 1, 2007, and accordingly, the result of its operations are included in this report since that date.

(b)	FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

Not applicable.

(c)	NARRATIVE DESCRIPTION OF BUSINESS

Restaurant Operations

Bob’s Brand

As of December 31, 2007, we had 580 points of sale including 231 kiosks and trailers, of which 58 are owned and operated by us and the remaining 522 by our franchisees, all under the “Bob’s” tradename. Approximately 53.7% of these points of sale are located in the States of Rio de Janeiro and São Paulo, with the remainder widely spread throughout major cities in all other States of Brazil, except for three franchised restaurants in Angola. The largest number of franchise operations outside Rio de Janeiro and São Paulo are in the States of Santa Catarina and Paraná, both in the south of Brazil, and Minas Gerais.

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

For the past thirteen years, we have been the exclusive provider of hamburgers and related items at one of Brazil’s largest special events — the Rio de Janeiro Carnival, the one-week festive period that precedes the advent of Lent. Likewise, our food products are sold at other special events throughout Brazil, mainly intent on young crowds. In 2007, we also participated in the São Paulo Carnival. In addition, we participated in the Panamerican and Para Panamerican Games (North, Central and South America Olympics), held in the city of Rio de Janeiro between July and August. We also participate in events through our franchisees in the north and northeast of Brazil. Using custom constructed trailers and moveable kiosks, we are able to offer most of our products at temporary locations for the duration of each special event. Besides providing an additional revenue source, our visibility is enhanced by signage that can be picked up via television coverage of the special event and by reaching a consumer market where we may not have a permanent outlet.

The following table presents the openings and closings of both our owned and operated restaurants and our franchised restaurants for the years ended December 31, 2007, 2006 and 2005:

	Years Ended December 31,
	2007		2006		2005
	Stores	Kiosks	Stores	Kiosks	Stores	Kiosks

Owned and operated restaurants:
Opened during period	1	3	0	3	0	4
Closed during period	1	2	5	2	1	0
Sold to franchisees	3	2	0	0	0	0
Bought from franchisees	1	0	0	0	1	0
Open at end of period	42	16	44	17	49	16
Franchised restaurants:
Opened during period	30	56	40	43	36	48
Closed during period	17	7	7	6	13	5
Sold to us by our franchisees	1	0	0	0	1	0
Bought from us by our franchisees	3	2	0	0	0	0
Open at end of period	307	215	292	164	259	127
Total stores & kiosks at end of period:	349	231	336	181	308	143

The average guest check per customer for both our owned and operated points of sale and our franchised points of sale for the years ended December 31, 2007, 2006, 2005 was R$8.62, R$8.55, and R$7.93, respectively.

We strive to maintain quality and uniformity throughout our chain by publishing detailed specifications for food products, food preparation, and service, by continuous in-service training of employees and by field visits from our supervisors. The store manager, who visually inspects the products as they are being prepared for cooking, undertakes quality control at each point of sale. The store manager also keeps a record of the expiration date of the products in inventory. In addition, we have a third party company hired to review all own-operated and franchised stores’ operation as well as recommend actions to be taken by the store manager to comply with our quality and uniformity specifications. Our quality control inspectors are also sent periodically to each restaurant, whether owned by us or by one of our franchisees, to conduct a review of the food stock. These inspectors also take samples of the water used at each restaurant in the preparation of food and drinks as well as random samples of one food item, which are taken to a contract laboratory for a microbiological analysis. In 2008, we plan to hire third party company to perform these activities.

KFC Brand

In 2007, we reached an agreement with Yum! Brands, owner of the KFC brand, to conduct the operations of KFC’s four directly owned and operated restaurants in Rio de Janeiro as a Yum! Brands’ franchisee along with managing, developing and expanding KFC’s chain in Brazil. Yum! Brands is one of the largest restaurant operators in the world and we believe this agreement will allow us to diversify our business in Brazil and benefit immensely from their knowledge and experience. All stores follow Yum! Brands specifications for layout, food products, food preparation, and service. KFC operational concept is similar to Bob’s.

Growth Strategy

Our primary goal is to continue to increase our network of points of sale in Brazil, where we believe fast food is a developing market, and to gain market share by entering city markets where we are under-represented.

Bob’s is the second largest fast food hamburger restaurant chain in Brazil and we are focusing our growth efforts upon the development of new franchises, in the proportion of 35 stores to 65 kiosks. Our target is to achieve 660 operating points of sale in 2008, occupying growth potential locations to avoid the entrance of competitors and increasing the number of outlets in major cities of Brazil, like São Paulo (SP), Salvador (BA), Porto Alegre (RS) and Brasília (Brazil’s Federal District), as well as in cities with more than 300,000 inhabitants, and depending on the average income, in cities with between 150,000 and 300,000 inhabitants. As part of our growth strategy, we have begun to participate in regional business presentations and organize road shows in order to captivate new franchisees candidates in targeted cities in Brazil.

We are also focusing our growth efforts on the increase in profitability of existing points of sales. We are looking out for Bob’s stores and we aim to increment sales per square meter through layout enhancement, production process study, service improvement, as well as motivational programs and personnel training. For this reason, we recently created a new campaign called “Formula” to motivate our staff to implement a differentiated service in our stores, and parallel we developed a program called “AGIR” which aims to meet our customers desires in terms of fast, courteous and assertive service, through several new operational processes.

In 2008, we intend to make capital expenditures to upgrade both the technology system and the computer base at our own-operated Bob’s stores, purchase new equipment, introduce Coffee Station on existing stores and open new kiosks.

KFC is a new fast-food restaurant concept for us to develop in Brazil and, in 2008, we are focusing our growth efforts upon the development of new own-operated KFC stores in Rio de Janeiro. All new stores will follow Yum! Brands specifications.

We are committed to a multi-brand concept that could let us work with different trademarks. We are permanently studding investments under this concept, not only in Brazil but also abroad, including in other countries of Latin America.

Franchise Program

In 2007, for the tenth year in a row, Bob’s received the Quality Seal of the Brazilian Franchise Association (ABF). This quality seal is granted after a consultation with the franchisees of pre-qualified franchisors about marketing performance, business support and training offered by the franchisor. Franchisors only pre-qualify when fulfilling all necessary requirements of the franchising industry.

Our franchise agreements generally require the franchisee of a traditional Bob’s restaurant to pay us an initial fee of R$60,000, which is lower for kiosks and small stores, and additional monthly royalties fees equal to 5.0% of the franchisee’s gross sales. Franchisees pay also 4.0% of monthly gross sales in marketing contribution. Our typical franchise agreement also provides that the franchisee has the right to use the Bob’s trademark and formulas in a specific location or area, must use our approved supplies and suppliers and must build each franchised outlet in accordance with our specifications at approved locations. Today, the term of our franchise agreements is five years, with antecedent agreements having 10-year terms. Historically, upon expiration a franchise agreement is renewed without the interruption of the franchisee’s business. We generally have no financing obligations with respect to these franchise agreements.

At present, approximately nine months elapse between our initial contact with a prospective franchisee and the opening of a franchised point of sale. After individuals wishing to own and operate a Bob’s franchise are submitted to a psychoanalytic test, a one-day training at a store and an interview with the franchise development team, they have an initial meeting with a committee formed by our top management, which reviews all individuals’ applications and determines which should be accepted. If the potential franchisee meets certain basic conditions, such as significant business experience, financial resources and knowledge of the market in the area where the franchise will be located. When accepted, the potential franchisee who agreed with our offering circular signs (a) the candidacy agreement, which is immediately in force and suspends the franchise in case a Bob’s store is not open, (b) the franchise agreement, which will be in force when the restaurant is inaugurated, and pays a non-refundable sum equal to 50.0% of the initial franchising fee. Following mutual agreement as to the site of a new restaurant, he pays the remaining 50.0% of the initial franchising fee, begins a four-month training program and handles all documents contained in the Master check list. Construction of the restaurant typically begins at the beginning of the training program and is generally completed within three to six months. The franchising fee is sufficient to cover all training expenses we incur.

We generally retain a right of first refusal in connection with any proposed sale of a franchisee’s interest.

We, in order to intensify our intercommunication with franchisees, respond to specific difficulties in different regions of Brazil, and enhance our chain’s performance, have been organizing quarterly meetings with the Bob’s Franchisee Committee, which members are elected by our franchisees every two years, and semestral regional meetings with all franchisees. We also have been organizing working groups with our franchisees to study changes in equipment, appliances, products, suppliers, hardware and software.

We encourage mature and profitable franchisees to increase the number of stores they operate. As a consequence of this strategy, the number of stores per group of franchisees (which includes franchised restaurants in the name of partners and family relatives) increased from 1.77 in 1999 to 3.34 in 2007. At December 31, 2007, we had 158 franchisees that collectively operated 522 points of sale. From this total, 35 operate more than 5 points of sale, and 13, more than 10.

We have successfully focused on developing special agreements with gasoline retailers to house Bob’s points of sale in retail gasoline stations. The restaurant/gas stations, or “joint sites”, although housed at gas stations, are built, owned and operated by our franchisees rather than by the gasoline retailer. We then share a portion of the royalties attributable to those “joint sites” with the respective gasoline retailer. We are currently operating 42 joint sites with gasoline retailers, including Shell, Forza, and Petrobras, the largest one in Brazil.

Our agreements with each of these gasoline retailers do not establish a number of joint sites to be opened. These agreements, like our standard franchise agreements, only set forth conditions to establish a joint site and do not limit the number of joint sites that may be opened under the agreement. To date, there are eight joint sites operating in Petrobras gas stations. Shell has seven joint sites in operation. Forza has twenty-two Bob’s sites in operation. Besides, other five “join sites” operate in Repsol, Ale, Esso, Texaco.

In November 2005, we opened our first franchise point of sale in Luanda, capital of Angola, one of the largest countries in Africa with approximately 16 million people. As of today, we have three points of sale operating abroad. Although we ceased a master franchise agreement to open franchised points of sale in Portugal in 2004, there is still one point of sale operating without our approval in this country. We are suing the operator to remove our brand from his store, irregularly open and different from Bob’s specifications.

KFC franchise will operate under Yum! Brands’ model, which is similar to Bob’s model.

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

In 2007, we launched the Big Cascão Ovomaltine, a cone biscuit with vanilla ice cream, chocolate syrup and Ovomaltine granulate, a variation of our biggest success the milkshake of Ovomaltine. We also launched milk shakes of banana caramelized and apple with cinnamon, both with our new line of flavored crisps. And, we developed a special hamburger, called Bob Pan, for the events of Pan American and Para Pan American Games, in which we participated.

In addition, we launched a promotional marketing campaign for 50% off the Double Cheese in the purchase of a medium size milkshake, we kept the campaigns “Bob Frango” and “MilkShake Carente”, and we permitted our franchisees to choose for their specific stores the best combinations of products to be offered at promotional prices, called “Ofertas de Bandeja”.

We also offer a kids’ meal, a three food items with a packaged toy, called the “TriKids”. In 2007, we launched three different packaged toys to accompany the kids’ meal. All fully decorated with cartoon personages and collectable: five colorful plastic bottles featuring the personages of Scooby-Doo, eight miniatures of Scooby-Doo in different sports modalities, and seven miniatures of the personages of Flinstones. Certain of our points of sale offer special services for children’s birthday parties and also feature appearances by “Bobi, Biba, and Bonga”, our mascots. Visual tools, such as banners, posters and place mats, reinforce all these programs. We keep franchisees informed of current advertising techniques and effective promotions and make our advertising materials available to our franchisees. Our franchisees contribute generally with 4.0% of their monthly gross sales to a marketing fund dedicated to advertising and promotions that we administrate. Individual stores also develop promotional programs to attract additional clientele or to assist in the implementation of expanded business hours upon our consent. Each outlet directly pays for these promotions and we freely decide whether its cost could be deducted from the marketing contribution owed.

Sources of Supply

We purchase food products, packaging, equipment and other goods from numerous independent suppliers. In selecting and periodically adjusting the mix of our suppliers, we assess and continuously monitor the efficiency of their regional and national distribution capabilities and facilities, as well as the quality of their products. We also encourage our suppliers’ innovation, best practices and continuous improvement. To take advantage of volume discounts, we have entered into centralized purchasing agreements. Food products are ordered by, and delivered directly to each point of sale. Billing and payment for our company owned and operated points of sale are handled through the centralized office, while franchisees handle their own invoices directly. Packaging, uniforms, cleaning materials and appliances are delivered to Fast Food Distributor Ltda. (FBD), a centralized warehouse operated by a non-affiliated company. This centralized purchasing helps assure availability of products and provides quantity discounts, quality control and efficient distribution.

In June 2005, we renegotiated our contract with Fast Food Distributor Ltda. (FBD) to include transportation and delivery of supplies to each point of sale, and extended it, which otherwise would expire in December 2005, for five more years. The new terms represent substantial cost reductions and will impact positively on the operational margins of our fast food restaurant chain. Due to that, Suprilog, a limited liability company established by Venbo with the objective to carry out the transportation service for a limited period of time, ceased its operations, which were absorbed by FBD, in November 2005.

We participate in long-term exclusivity supply agreements with Coca-Cola, for its soft-drink products, Inbev, the biggest brewery company in Brazil, Farm Frites, the Argentinean producer of french fries, and Sadia, one of the biggest meat processors in Brazil, as well as with Novartis Nutricion for its Ovomaltine chocolate. These agreements are extensive from four to five years. The Coca-Cola agreement, the most relevant of them, will end on March 31, 2008 and we are currently renegotiating an additional five-year period.

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

Our trademarks and service marks have been registered in the Brazilian trademark office. These trademarks and service marks expire at various times, when they are routinely renewed. The following table sets forth our significant trademarks and service marks that are registered in the Brazilian trademark office:

Trademark or Service Mark	Expiration Date

“Bob’s Double Cheeseburger”	September 8th, 2009
“Big Bob”	January 5th, 2012
“Bob’s”	June 5th, 2012
“Franfilé”	March 24th, 2013

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

Our competitive position is enhanced by our use of fresh ground beef and special flavorings, made-to-order operations, comparatively diverse menu, use of promotional products, wide choice of condiments, atmosphere and decor of our points of sale and our 56 years history in Brazil. We believe that the use of moveable trailers and kiosks, which are not utilized by our competitors, affords us an advantage over our competitors. We also believe that, as a Brazilian-based company, we have the advantage over our non-Brazilian competitors of being able to readily understand and respond to local consumer preferences. Nevertheless we are constantly accessing the market through opinion polls, practicing benchmark and developing strategic programs to increase our market share.

Employees

As of December 31, 2007, we, including our franchisees, employed 9,000 persons, of whom 1,512 were employed in our owned and operated restaurants. The total number of full-time employees as of December 31, 2007 was 1,639, which includes our administrative staff.

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

Risks Relating to Our Operations

Our success depends on our ability to efficiently compete in the food service industry.

The success of our business is dependent upon our ability to compete with formal and informal players in the eating out segment, respond promptly to changing consumer preferences, improve and promote our products and services, recruit and motivate qualified restaurant personnel and boost consumer perceptions of our food quality and restaurants facilities, while maintaining the prices we charge our customers and our operational margins. The demand for low fat and less caloric food has increased significantly in the last few years and the Brazilian Government is glowingly imposing new disclosure rules on the nutrition content of food products on sale as well as restrictions on advertising and promotions. To respond in accordance, we may be required to spend significant funds on research and development of new products, product line extensions, new food preparation methods and new appliances, training, as well as preparing and printing disclosure materials to be exposed in stores and on food packages. We may not have the resources necessary to compete effectively, which may cause consumers to prefer the products of our competitors, and our marketing campaigns may have a diminished effect. As a result, we could experience a decrease in revenues, which would have an adverse impact on our business and operations.

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

Risks Relating to Brazil

Our business are subject to changes in Brazil’s economy.

Our business is very sensitive to the economic activity, and is highly affected by consumers’ confidence, population average income and employment. In Brazil, these three factors have improved significantly.

Nevertheless, the Brazilian economic growth has averaged 4.2% p.a. in the last three years, what is substandard in comparison to other developing countries.

Brazil’s tax burden, which accounts for an estimated 36.0% of GDP, and real interest rate, which, at around 6.8% p.a., is among the highest in the world. Tax burden and interest rates pressure our business by depressing our margins and increasing our cost of capital. Also, inflation pressure our business because, although inflation is often reflected on food products and packing material we purchase, as well as on utility service and occupancy expenses we incur, to pass on higher costs is not always possible due to Brazilian low consumers’ purchase power. Besides, higher inflation can pressure labor costs and increase unemployment, which has an adverse effect on our business, since it spurs informal business, such as moveable food vendors at the street.

Our business may be affected by political and constitutional uncertainty in Brazil.

High levels of uncertainty have marked the Brazilian political environment since the country returned to civilian rule in 1985 after 20 years of military government. Brazil’s democracy structure still lacks of solid political institutions, committed political parties and mature judicial system.

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

Nevertheless, since we may now qualify for listing on Nasdaq Capital Market, we initiated conversations with our legal counselors.

Risks Related to Past Due Fiscal Obligations of VENDEX

Past due fiscal obligations of VENDEX.

VENDEX was the owner of Venbo before we purchased it in 1996. At that moment, a due diligence was conducted to evaluate its debt, other liabilities and assets. The agreement signed by both VENDEX and Brazil Fast Food Corp. determined that VENDEX would be responsible for any hidden liability or future liability concerning the acts of the company prior to the date of the purchase, limited to certain conditions.

In the past years we have acknowledged the situation of Venbo’s fiscal debts prior to 1996 through the communications we received from the Brazilian fiscal authorities. These communications were, as immediately as received, forwarded to VENDEX lawyers in Brazil.

In 2005, Venbo was summoned by the fiscal authority of the State of Rio de Janeiro to pay a debt referred to the period prior to 1996. In order to have the right to appeal it was obliged to put in a pledge one of its properties. VENDEX assumed the defense but did not substituted the seizure of the asset, because of its weak current financial condition.

We believe VENDEX attorneys are defending all demands. During the third quarter of 2007, the single relevant claim was judged favorable to VENDEX. All other claims we have knowledge are immaterial; however, we cannot predict the receipt of additional claims that might be material.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We own the land and buildings for eight points of sale, five of which are presently leased to franchisees and three of which houses our own-operated stores. We also lease the property for 39 of our own-operated stores and 16 of our own-operated kiosks. Our land and building leases are generally written for terms of five years with one or more five-year renewal options. Certain leases require the payment of additional rent equal to the greater of a percentage (ranging from 1.0% to 10.0%) of monthly sales or specified amounts.

Our corporate headquarters are located at Rua Voluntários da Pátria, 89 — 9th floor Botafogo, CEP 22.270-010, Rio de Janeiro, RJ, Brazil. These are leased offices. The Bob’s franchise activities are supported by personnel located at this address. The KFC administrative department in Brazil is located at the same building, on the 8th floor. One of our leased stores, located in Barra da Tijuca, Rio de Janeiro, headquarters our own-operated Bob’s stores administrative department, with 25 employees. We believe that our current facilities are adequate for our needs in the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

We have pending a number of lawsuits that have been filed from time to time in various jurisdictions. The following is a brief description of the more significant of these lawsuits. In addition, we are subject to diverse federal, state and local regulations that impact several aspects of our business. In case we experience unfavorable decisions, our net income could be adversely impacted for the period in which the ruling occurs or for future periods.

•	Value Added State Tax — ICMS

Since the second quarter of 2000, the Company has been reaching a sequence of agreements with the Rio de Janeiro state government to settle unpaid taxes in installments. During the last agreement, fiscal authorities of Rio de Janeiro did not recognize a portion of those unpaid taxes, and accordingly we estimated and accrued it as long-term liability. As the state government issued a statement confirming no past due taxes, we reversed it.

•	Services Municipal Tax — ISS

Concerning the ISS, a tax charged by Brazilian cities on services rendered by companies in Brazil, none of our revenues were subject to such tax until 2003, but in the beginning of 2004 a new ISS legislation has been implemented and according to it all fees received from franchisees should be included on the basis of ISS calculation. We are claiming in court that royalty fees should not be considered payment for services rendered and therefore should not be subject to ISS taxation, and at the same time, is monthly depositing with the court the amount referred to ISS while awaits its determination. The Brazilian Franchise Association (ABF) agrees with our claim and initiated discussions of this subject with the Brazilian Government. Additionally, the referred change in the ISS tax regulations motivated deep debates whether marketing funds and initial fees paid by franchisees could be considered payment for service rendered by the ISS tax authorities. Because of that, we, together with our tax advisors, are adopting measures in order to avoid the charge of ISS against the marketing contribution and initial fees, but cannot guarantee they will be successful.

•	Franchisees

Concerning lawsuits initiated by franchisees against us, the most relevant is one related to one franchisee that blames us for his unsuccessful franchise operation and states that the franchiser should be considered responsible for having offered the operation of a store with guaranteed profitability. This franchisee became a permanent debtor of royalty and marketing contributions, and the Company, after failing a great exertion to improve his business, finally decided to interrupt the franchise contract and closed the stores explored by him. In 2007, we paid a compensation of R$1.2 million to this former franchisee. We have appealed based on our belief that his argument contradicts franchise laws and the usual business practices of the Company, but cannot guarantee a successful result.

•	Operational Leases

Concerning lawsuits initiated by individuals against us, a property owner of one of our former own-operated stores (Ipanema 2), closed in 2002, is claiming an inflation correction to rent obligations paid in a period of two and a half years, which sum R$1.0 million. Our lawyers appealed based on a letter dated March, 2002, singed by the owner, clearly stating the debt relief, and on the fact that, the time allowed for claiming, expired. However, we cannot guarantee a successful result.

•	Labor Contingencies

Concerning labor contingencies, in 2005 we were condemned to pay a fine of R$480,000 to a former employee. Despite the infrequency of this amount in labor processes, the Company is not guarded from receiving other labor claims in such high amount. During 2006 and 2007, we received other labor claims from formers employees that together with the number of lawsuits in due course obliged us to increase our labor contingencies, accounted for as liabilities in our balance sheet, to R$1.7 million.

•	Public Civil Actions

Concerning the Federal Attorney’s Office (an independent institution created by the Brazilian Government for ensuring collective rights, justice and democracy) inquires.

(a) We have committed ourselves to hire handicap personnel up to a minimum of 5% of our total employees, according to the Brazilian legislation. And so, we have done our best in hiring and training handicap personnel, but found it very difficult given the normal conditions of our stores and the limitation of labor supply. The Federal Attorney’s Office has claimed an adjustment. We want to reach an agreement, but we cannot guarantee we will be successful and avoid fines.

(b) The Federal Attorney’s Office is questioning the total amount of taxes paid by Venbo during the Pan American and Para Pan American Games. We proved that under the special tax regime Rio de Janeiro has for events, we paid the total amount due, but we haven’t yet received the judge final approval.

(c) The Federal Attorney’s Office is questioning our marketing campaigns for children in terms of whether the packaged toy included in Bob’s kids’ meal, called the “TriKids” is free of charge as stated in the Brand’s prior advertise. We believe our campaigns were not misleading and we are currently gathering evidence to use against such claim.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders in the year ended December 31, 2007.

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

Market Information

Our common stock is quoted on OTC Bulletin Board under the symbol “BOBS.OB.” Prior to March 11, 2002, our common stock was quoted on The Nasdaq Capital Market. There is a limited public trading market for our common stock. The following table sets forth the range of the high and low bid quotations for our common stock for the periods indicated:

	Common Stock
Three Months Ended	High	Low

March 30, 2007	$5.50	$4.10
June 29, 2007	5.85	4.51
September 28, 2007	8.00	5.30
December 31, 2007	7.77	6.00
March 31, 2006	$1.85	$1.35
June 30, 2006	4.85	1.70
September 29, 2006	3.20	2.45
December 29, 2006	5.50	2.60

Holders

The number of record holders of our common stock as of December 31, 2007 was 71.

Dividends

The above quotations represent prices between dealers, without retail markup, markdown or commission. They do not necessarily represent actual transactions.

Brazil generally requires the registration of foreign capital invested in Brazilian markets or businesses. Thereafter, the Brazilian government must approve any repatriation of the foreign capital, or income earned on the foreign capital investment. In addition, the Brazilian government may also impose temporary restrictions on foreign capital remittances abroad if Brazil’s foreign currency reserves decline significantly. Although approvals on repatriation are usually granted and we know of no current restrictions on foreign capital remittances, our payment of dividends would be subject to these limits if the Brazilian government delays, imposes these restrictions on, or does not approve, the transfer by our Brazilian subsidiary, BFFC do Brasil Participações Ltda., of funds out of Brazil for the payment of dividends to our non-Brazilian shareholders. See “Risk Factors — Risks Relating to Brazil.”

Equity Compensation Plans

Our Stock Option Plan terminated on September 17, 2002, ten years from the date of its adoption by the Board of Directors.

Our stock options pursuant to the 1992 Stock Option Plan, as amended, and granted outside of the plan by our Board of Directors, were included in a Registration Statement on Form S-8 we filed with the SEC. The Registration Statement, which was assigned File No. 333-133981, was declared effective by the SEC on May 10, 2006.

The provisions set by the Plan are still valid for all vesting options until the last option grant (November, 2004). The following table give information about our common stock that may be issued upon the exercise of options, warrants, and right under all existing equity compensation plans as of December 31, 2007.

EQUITY COMPENSATION PLAN INFORMATION

Remaining Available
	Securities to be		for Future Issuance
	Issued Upon		Under Equity
	Exercise of	Weighted-Average	Compensation Plans
	Outstanding	Exercise Price of	(Excluding
	Options, Warrants	Outstanding	Securities
	and Rights	Options, Warrants	Reflected in Column
Plan Category	(a)	and Rights	(a)(c)

Equity compensation plans approved by security holders	68,750	$1.22	—
Total	68,750	$1.22	—

ITEM 6.	SELECTED CONSOLIDATED HISTORICAL FINANCIAL DATA

The following Selected Consolidated Financial Data has been derived from our audited financial statements and should be read in conjunction with our consolidated financial statements, including the accompanying notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, appearing elsewhere in this report.

	Year Ended December 31,
	2007		2006		2005		2004		2003
	R$ ’000

REVENUES
Net Revenues from Own-operated Restaurants	R$	85,904	R$	80,931	R$	75,559	R$	65,338	R$	60,466
Net Revenues from Franchisees		18,811		16,385		11,963		8,035		6,663
Revenues from Supply Agreements		6,673		6,059		3,655		3,949		2,503
Other Income		3,056		2,953		1,283		(3,541)		(5,595)

TOTAL REVENUES		114,444		106,328		92,460		73,781		64,037

OPERATING COST AND EXPENSES
Store Costs and Expenses		(83,349)		(74,689)		(68,384)		(60,653)		(57,296)
Franchise Costs and Expenses		(3,623)		(3,176)		(2,144)		(1,916)		(2,150)
Marketing Expenses		(2,082)		(4,018)		(2,453)		342		(659)
Administrative Expenses		(13,430)		(11,333)		(9,192)		(7,828)		(6,520)
Other Operating Expenses		(2,945)		(4,213)		(3,848)		445		2,053
Net result of assets sold		842		145		(52)		432		48
Impairment of assets		—		(180)		(148)		—		(204)

TOTAL OPERATING COST AND EXPENSES		(104,587)		(97,464)		(86,221)		(69,178)		(64,728)

OPERATING INCOME		9,857		8,864		6,239		4,603		(691)

Interest Expense, net		(697)		(623)		537		(3,151)		(3,017)
Foreign Exchage and Monetary Restatement Loss		—		(42)		(84)		(252)		(410)

NET INCOME BEFORE INCOME TAX		9,160		8,199		6,692		1,200		(4,118)

Income taxes — deferred		4,343		4,543		—		—		—
Income taxes — current		(46)		(2,808)		(2,248)		(599)		—

NET INCOME	R$	13,457	R$	9,934	R$	4,444	R$	601	R$	(4,118)

NET INCOME PER COMMON SHARE BASIC AND DILUTED	R$	1.65	R$	1.22	R$	0.55	R$	0.07	R$	(0.51)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC AND DILUTED		8,169,496		8,137,291		8,061,317		8,061,317		8,061,317

Balance Sheet Data (End of Period):
WORKING CAPITAL (DEFICIT)		5,577		(3,543)		(4,371)		(5,235)		(5,882)
TOTAL ASSETS		61,742		46,843		38,070		37,859		35,805
ACCUMULATED DEFICIT		(35,296)		(48,753)		(58,687)		(63,131)		(63,732)
TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)		23,519		10,278		34		(4,192)		(5,103)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Brazilian Economic Environment

In March 1994, the Brazilian government introduced an economic stabilization program, known as the “Real Plan”, intended to reduce the rate of inflation by reducing certain public expenditures, collecting liabilities owed to the Brazilian government, increasing tax revenues, continuing to privatize government- owned entities and introducing the “Real”, a new currency based on a monetary correction index and fixed against the U.S. Dollar. From 1994 to 2000, the Real Plan resulted in a substantial reduction in Brazil’s rate of inflation.

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

The Central Bank of Brazil implemented a tight monetary policy in order to keep inflation under control. Nevertheless, the possibility of a left-wing president victory in 2002, scared out investors, triggering Brazil’s currency devaluation, which in only six months dropped 80.0% against the U.S. Dollar. Inflation, already in two digits, spike higher.

The currency devaluation in 2002 boosted the country exports and helped an economic recovery in the fourth quarter of 2003. In 2004, Brazil capitalized on international growth, depreciated Brazilian currency and higher commodities prices, to grow 5.7%, according to the IBGE — Brazilian Institute of Geography and Statistics (a governmental institution), helping income and employment to recover from its worst figures in years. In 2005, a corruption scandal followed by a major political crises halted economic growth, and Brazil GDP increased 3.2%, below all expectations. In 2006, albeit massive government spending, decreasing nominal interest rates and controlled inflation, amounting taxes and social contributions, as well as deep-rooted bureaucracy, diminished Brazil’s GDP, which increased 3.8%. In 2007, internal market consumption growth and investments in gross fixed capital formation expanded Brazil’s GDP in 5.4%. By the end of 2007, the Brazilian (R$) currency has revalued against U.S. Dollar ($) to around the rate negotiated at the end of 1999.

	Year Ended December 31,
	2007	2006	2005	2004	2003	2002	2001	2000

GDP(1)	5.4%	3.8%	3.2%	5.7%	1.1%	2.7%	1.3%	4.3%
Inflation(2)	4.5%	3.1%	5.7%	7.6%	9.3%	12.5%	7.7%	6.0%
Interest Rates(3)	11.2%	13.2%	18.1%	17.8%	16.3%	24.9%	19.1%	15.8%
Exchange Rates(4)	17.2%	8.7%	11.8%	8.1%	18.2%	(52.3)%	(18.7)%	(9.3)%

(1)	GDP calculation were revised by the IBGE — Brazilian Institute of Geography and Statistics in 2007

(2)	Inflation as measured by IPCA — Broad Consumers Price Index

(3)	Nominal Interest Rates (p.a.) as measured by the average interest rate (SELIC) in daily transactions with federal government bond

(4)	Devaluation/Revaluation of the Brazilian (R$) currency against U.S. Dollar ($)

Source: Brazilian Institute of Geography and Statistics (IBGE) and Central Bank of Brazil.

OUR BUSINESS

We, through our holding company in Brazil, BFFC do Brasil, (formerly 22N Participações Ltda.), and its wholly-owned subsidiaries, Venbo Comércio de Alimentos Ltda. (“Venbo”), a Brazilian limited liability company that conducts business under the trade name “Bob’s”, and CFK (formerly Clematis Indústria e Comércio de Alimentos e Participações Ltda.), a Brazilian limited liability company that conducts business under the trade name “KFC”, are the second largest fast food chain in Brazil.

Besides the Brazilian operations, the Bob’s brand is also present, through franchisees, in Angola, Africa. These operations are not material to our overall results.

The majority of our revenues consist of sales by Company-operated restaurants and fees from restaurants operated by franchisees. These fees primarily include initial fees and royalties that are based on a percent of sales.

RESULTS OF OPERATIONS

COMPARISON OF YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005 (Amount in thousand of Brazilian Reais)

The following table sets forth statement of operations for the periods of twelve months ended December 31, 2007, 2006 and 2005. All the operating figures were stated as a percentage of total revenues. However the specific discussions of store cost and expenses and franchise expenses also include the evolution of such figures stated as a percentage of the Net revenues from own-operated restaurants and Net Franchise Revenues, respectively.

	12 Months			12 Months			12 Months
	Ended			Ended			Ended
	31-Dec-07%			31-Dec-06%			31-Dec-05%
	R$ ’000

REVENUES
Net Revenues from Own-operated Restaurants	R$	85,904	75.1%	R$	80,931	76.1%	R$	75,559	81.7%
Net Revenues from Franchisees		18,811	16.4%		16,385	15.4%		11,963	12.9%
Revenues from Supply Agreements		6,673	5.8%		6,059	5.7%		3,655	4.0%
Other Income		3,056	2.7%		2,953	2.8%		1,283	1.4%

TOTAL REVENUES		114,444	100.0%		106,328	100.0%		92,460	100.0%
OPERATING COST AND EXPENSES
Store Costs and Expenses		(83,349)	(72.8)%		(74,689)	(70.2)%		(68,384)	(74.0)%
Franchise Costs and Expenses		(3,623)	(3.2)%		(3,176)	(3.0)%		(2,144)	(2.3)%
Marketing Expenses		(2,082)	(1.8)%		(4,018)	(3.8)%		(2,453)	(2.7)%
Administrative Expenses		(13,430)	(11.7)%		(11,333)	(10.7)%		(9,192)	(9.9)%
Other Operating Expenses		(2,945)	(2.6)%		(4,213)	(4.0)%		(3,848)	(4.2)%
Net result of assets sold		842	0.7%		145	0.1%		(52)	(0.1)%
Impairment of assets		—	0.0%		(180)	(0.2)%		(148)	(0.2)%

TOTAL OPERATING COST AND EXPENSES		(104,587)	(91.4)%		(97,464)	(91.7)%		(86,221)	(93.3)%

OPERATING INCOME		9,857	8.6%		8,864	8.3%		6,239	6.7%

Interest Expense, net		(697)	(0.6)%		(623)	(0.6)%		537	0.6%
Foreign Exchage and Monetary Restatement Loss		—	0.0%		(42)	0.0%		(84)	(0.1)%

NET INCOME (LOSS) BEFORE INCOME TAX		9,160	8.0%		8,199	7.7%		6,692	7.2%

Income taxes — deferred		4,343	5.1%		4,543	5.6%		—	0.0%
Income taxes — current		(46)	(0.1)%		(2,808)	(3.5)%		(2,248)	(3.0)%

NET INCOME		13,457	15.7%		9,934	12.3%		4,444	5.9%

Introduction

During 2007 we obtained the right of exclusively retail food and beverage during the Pan-American and the Para Pan-American Games, in Rio de Janeiro. For these special events, we operated approximately 100 points of sales distributed in around 10 arenas in different locations of the city of Rio de Janeiro. Such multi-presence work brought great marketing exposure and material revenues to us; however the extremely high operating complexity resulted in relevant operating cost, and consequently negative margin, that are distributed in almost all captions of our Statement of Operations.

Also during 2007 we contracted a well known consultancy to review and improve the operating and selling processes used at own-operated and franchised stores. The consulting firm worked with spreadsheets which measure different operating aspects such as selling, cleaning, control of product storage and expiration, money registering and others. We believe that this work, which will last until the end of 2008, will bring relevant improvements to the overall store operations.

Net Revenues from Own-Operated Restaurants

Net restaurant sales for our company-owned retail outlets increased R$5.0 million or 6.1% to R$85.9 million for the year ended December 31, 2007 as compared to R$80.9 million and R$75.6 million for the years ended December 31, 2006 and 2005, respectively.

Despite of the increase of total restaurant sales in the twelve months of 2007 as contrasted to the twelve month of 2006, same store sales, decreased approximately 2.2% in the same period. We believe that such decrease is due to the fact that Brazil economic environment faced an excellent improvement during 2006 that was not repeated in 2007 and that the increase of public credit facilities drifted financial resources to purchase durable goods.

Total restaurant sales increase is mainly due to a) the beginning of KFC brand operation on April, 2007, which brought 4 new points of sales with additional sales of approximately R$5.8 million; b) the Pan-American and the Para Pan-American Games, during July, 2007, events in which BFFC was the exclusive food and drink supplier and reached revenues of R$4.4 million. Such increases were partially offset by the reduction of point of sales with Bob’s brand from 61 in the end of 2006 to 58 in the end of 2007.

Same store sales for the year ended December 31, 2006 increased by 3.8% when compared to 2005. In addition to the better economic scenario mentioned above, restaurant sales increase during the year 2006 as compared to the same period of the previous year, was due to (a) consumer response to a intensive marketing campaigns, when Bob’s brand was more present at the Brazilian media, (b) investments on remodeling stores and new store equipment; (c) successful sales at special events as Rio de Janeiro’s Carnival and the U2 (international rock stars) concerts at Morumbi Soccer Stadium, São Paulo.

Net Franchise Revenues

Franchise revenues are comprised of initial fees (amount due at the signing of a new franchise contract) and royalty fees (derived from a percentage on the sales of the stores operated by franchisees), as set forth below:

	12 Months Ended
	December, 31
	2007	2006	2005
	R$ ’000

Net Franchise Royalty Fees	16,205	13,638	10,167
Initial Fee	2,606	2,747	1,796

Net Franchise Revenues	18,811	16,385	11,963

Net franchise revenues increased R$2.4 million or 14.8% to R$18.8 million for the year ended December 31, 2007, as compared to R$16.4 million and R$12.0 million for the years ended December 31, 2006 and 2005, respectively. These increases are mainly attributable to the growth of our franchise operations from 386 points of sale as of December 31, 2005 to 456 as of December 31, 2006 to 522 as of December 31, 2007.

The decrease on Initial fee in 2007 is mainly attributable to changes in the Franchise Agreement, which derived not only changes on agreement term (from 10 to 5 year), but also on the average of initial fees from R$90,000 to R$60,000.

In addition of royalty fees and initial fees, the Company receives from franchisees marketing contributions which represent franchise contributions to finance corporate marketing investments and are accounted for as discussed at note 2 of the financial statements.

Revenue from Supply Agreements and Other Income

We may obtain income from its suppliers when agreements are settled to exclusively use certain products from a supplier or when agreements are settled with performance bonus to be reached.

The income received from suppliers, related to performance bonus, are recognized when the suppliers agree that the contracted performance has been reached. In case the performance bonus is received in cash, it is recognized as Other Income; in case they are received in products, it is recognized as a cost reduction.

Other income is mainly comprised of a lease of out properties, administration fees on marketing fund and nonrecurring gains.

Store Costs and Expenses

As a percentage of Total revenues, Store costs and expenses were (72.8%), (70.2%) and (74.0%) for the years ended December 31, 2007, 2006 and 2005, respectively.

Analyzing as a segment (own-stores operations), Store cost and expenses had the following evolution towards Net revenues from own-operated restaurants:

	12 Months		12 Months		12 Months
	Ended		Ended		Ended
	31-Dec-07%		31-Dec-06%		31-Dec-05
	R$ ’000

STORE RESULTS
Net Revenues from Own-operated Restaurants	85,904	100.0%	80,931	100.0%	75,559	100.0%
Store Costs and Expenses
Food, Beverage and Packaging	(31,334)	(36.5)%	(30,240)	(37.4)%	(28,306)	(37.5)%
Payroll & Related Benefits	(22,807)	(26.5)%	(19,447)	(24.0)%	(17,094)	(22.6)%
Restaurant Occupancy	(10,107)	(11.8)%	(9,311)	(11.5)%	(8,926)	(11.8)%
Contracted Services	(11,681)	(13.6)%	(9,523)	(11.8)%	(8,624)	(11.4)%
Depreciation and Amortization	(2,416)	(2.8)%	(2,319)	(2.9)%	(2,194)	(2.9)%
Other Store Costs and Expenses	(5,004)	(5.8)%	(3,849)	(4.8)%	(3,240)	(4.3)%
Total Store Costs and Expenses	(83,349)	(97.0)%	(74,689)	(92.3)%	(68,384)	(90.5)%

STORE OPERATING INCOME	2,555	3.0%	6,242	7.7%	7,175	9.5%

Food, Beverage and Packaging Costs

As a percentage of net revenues from own-operated restaurants, food, beverage and packaging costs were (36.5%), (37.4%) and (37.5%) for the years ended December 31, 2007, 2006 and 2005, respectively.

The percentage decrease of cost of food, beverage and packaging during 2007 was due to lower purchase price for the majority of the year period of some important items such as meat, chicken and ice-cream. Those goods had their purchase price increased at 2007 year end, which may reduce operating margin during 2008. The percentage decrease in 2007 was also caused by reduction on costs of packaging goods and to reduction of costs related to logistics and distribution of our main raw materials.

Increases of the purchase price of some products such as bread and French fries partially offset the cost decreases.

Food, beverage and packaging costs decrease from 2005 to 2006 as a percentage of net revenues from own-operated restaurants due to changes of our logistical supplier’s contract initiated in January 2006. Important goods such as meat and chicken had the cost stabilized from 2006 to 2005. In addition, during 2006 the devaluation of the U.S. Dollar against the Brazilian Real provided a cost decrease on imported goods such as French fries and ice cream.

Payroll & Related Benefits

As a percentage of net revenues from own-operated restaurants, store payroll and related benefits were (26.5%) for the year ended December 31, 2007, (24.0%) and (22.6%) for the years ended December 31, 2006 and 2005, respectively.

The increase on Payroll & Related Benefits during 2007 was mainly due to the temporary personnel hired for the Pan-American and Para Pan-American Games, during July 2007, as well as the raise of our store personnel salaries of approximately 3.5% provided by union-driven agreements, which, in turn, increased social charges that are computed based on employees salaries increased as well.

During 2006 there were increases on labor costs, such as: (i) the rise of the Company’s store personnel salaries of approximately 5.0% provided by union-driven agreements; (ii) an average hiring of one employee (some trainees) per point of sale; (iii) most of the trainees that were working at our own stores during 2005 were converted or substituted to employees; (iv) increases in the cost of medical insurance (employee benefit).

Restaurant Occupancy Costs

As a percentage of net revenues from own-operated restaurants, restaurant occupancy costs and other expenses were (11.8%), (11.5%) and (11.8%) for the years ended December 31, 2007, 2006 and 2005, respectively.

Despite of increases in store rents derived from contracted annual restatements according to Brazilian inflation measured by the IGP-M index (7.8% in 2007, 3.8% in 2006 and 1.2% in 2005), Restaurant Occupancy Cost kept almost at the same level through the years 2005, 2006 and 2007.

Contracted Services

Expenses related to contracted services expressed as a percentage of net revenues from own-operated restaurants were approximately (13.6%), (11.8%) and (11.4%) for the twelve months ended December 31, 2007, 2006 and 2005, respectively.

The increase in 2007 is mainly attributable to the increase of maintenance and call center costs as well as to services contracted to specifically support the Pan-American and Para Pan-American Games, such as security, money collection, assembling of the point of sales and maintenance.

Such increase is partially offset by decreases in the costs of gas, electricity and water consumption, as well as telecommunication.

During 2006, the increase is mainly attributable to higher costs as electricity, security, higher consumption of spare parts linked to maintenance contracts as well as higher cost due to special events constructions. This increase was offset by the reduction of money collection and maintenance costs and to the growth of sales, which optimized the contracted service costs.

Depreciation and Amortization

As a percentage of net revenues from own-operated restaurants, depreciation and amortization expense was approximately (3.0%), (2.9%) and (2.9%) for the years ended December 31, 2007, 2006 and 2005, respectively.

Depreciation and amortization kept at the same level during 2005, 2006 and 2007.

Other Store Costs and Expenses

Other store costs and expenses expressed as a percentage of net revenues from own-operated restaurants were approximately (5.8%), (4.8%) and (4.3%) for the twelve months ended December 31, 2007, 2006 and 2005, respectively.

The increase during 2007 is mainly attributable to higher expenses derived from the special event referred above such as transportation, security and its adhesion fee.

The increase during 2006 is mainly attributable to higher expenses with cleaning material, transportation in special events, training and travel expenses of operating personnel.

Franchise Costs and Expenses

As a percentage of Total Revenues, Franchise costs and expenses were (3.2%), (3.0%) and (2.3%) for the years ended December 31, 2007, 2006 and 2005, respectively.

Analyzing as a segment (franchise operations), Franchise costs and expenses had the following evolution towards Net Franchise revenues:

	12 Months		12 Months		12 Months
	Ended		Ended		Ended
	31-Dec-07%		31-Dec-06%		31-Dec-05%
	R$ ’000

FRANCHISE RESULTS
Net Revenues from Franchisees	18,811	100.0%	16,385	100.0%	11,963	100.0%
Franchise Costs and Expenses	(3,623)	(19.3)%	(3,176)	(19.4)%	(2,144)	(17.9)%

FRANCHISE OPERATING INCOME	15,188	80.7%	13,209	80.6%	9,819	82.1%

Franchise costs and expenses expressed as a percentage of net franchise revenues were approximately (19.3%), (19.4%) and (17.9%) for the twelve months ended December 31, 2007, 2006 and 2005, respectively.

Increases of personnel and salaries related to franchise department and increases of its traveling expenses in 2007 were diluted by higher growth of Revenues from Franchises, resulting in the percentage reduction from 2006 to 2007.

The increase in 2006 is attributable to hiring personnel and promoting personnel of the franchise department, as well as increase on car rental and traveling expenses.

Marketing, General and Administrative and Other Expenses

Marketing expenses

According to our franchise agreements, the marketing fund we have dedicated to advertising and promotion is comprised of financial contributions paid by the franchisees and also by the contributions due by the Company. The fund resources are administrated by the Company and must be used in the common interest of Bob’s chain, through the best marketing department efforts, to increase its restaurant sales.

Therefore, the marketing contribution from franchisees, are recorded on accrual basis, in the assets as accounts receivables and cross entry in the liabilities as marketing fund. The contributions due by Venbo are recorded on accrual basis, as marketing expenses and cross entry in liabilities as marketing fund.

In general, franchisees monthly contribute with 4.0% of their monthly gross sales to the marketing fund, and since 2006, we is also committed to contribute with 4.0% of its own-operated restaurant monthly gross sales (sales derived from special events are not subject to such contribution). These contributions can be deducted by an amount previously agreed with our franchisees, today of 10.0% of the total marketing fund contributions, to balance our marketing department expenses. However, the total of marketing investments may be greater than 4.0% of combined sales, if there is any supplier additional contribution (joint marketing programs) or if we use additional own cash on marketing advertising and promotion.

We primarily invests the marketing fund resources on nationwide advertising programs (commercials or sponsorship on TV). Our franchisees may also directly invest in advertising and promotions for their own stores, upon previous consent from the Company, which freely decides whether the cost of such single advertisement or promotion could be deducted from the marketing contribution owed.

The marketing fund expenses on advertising and promotions is recognized as incurred and amounted R$19.4 million, R$16.9 million and R$13.0 million for the years ended December 31, 2007, 2006 and 2005, respectively.

The marketing fund resources are not required to be invested during the same month or year that they were received, but they must be used in subsequent periods.

Periodically, we meet meets the Franchisee Council to demonstrate the marketing fund accounts, through a report similar to a statement of cash flows. This statement discloses the marketing contributions received and the marketing expenses, both in cash basis. To provide absolute transparency and comply with our franchisees request, all accounts included in the Marketing Fund are revised by independent auditors.

The balances presented on December 31, 2007 in the caption Marketing Fund represent contributions made by Venbo and by the franchisees, but not used in campaigns yet, thus, these balances are, as agreed with the franchisees chain, an obligation of Venbo on that date.

As a percentage of Total revenues, marketing department expenses were approximately (1.8%), (3.8%) and (2.7%) for the twelve months ended December 31, 2007, 2006 and 2005, respectively.

Administrative Expenses

As a percentage of Total revenues, administrative expenses were approximately (11.7%), (10.7%) and (9.9%) for the twelve months ended December 31, 2007, 2006 and 2005, respectively.

Concerning the growth of operating activities during 2007 (increase of franchise chain, beginning of KFC operation etc), the company increased its administrative offices, and accordingly, increased rent expenses and administrative personnel. The expansion of administrative headcount increased salaries and benefits (meal and medical insurance).

In addition, the increase of Administrative Expenses in 2007 is attributable to (a) consulting fees aiming improvements on franchised and own stores operating and selling process (see Introduction) (b) fees related to IBM leasing legal settlement.

The increase in 2006 was also attributable to increase in salaries and labor charges of our administrative personnel (new hiring on supply and other departments), and to: (a) increases on medical insurance, meal and transportation benefits to administrative employees; (b) consulting services contracted to improve operational methods and training, as well as to prepare new business projects; (c) tax consulting and other services contracted to avoid further tax penalties (see Note 12 of the consolidated financial statements); and (d) increase of legal fees, specially in the last quarter of 2006.

Other Operating Expenses

Other operating expenses are mainly comprised of uncollectible receivables, depreciation, preopening and non recurring expenses. The following table sets forth the breakdown of Other Operating Expenses:

	December 31,
	2007		2006		2005
	R$ ’000

Uncollectable receivables		(1,288)		(482)		(2,470)
Reassessed tax and other tax adjustments		424		(701)		1,552
Accruals for contingencies		215		(936)		(1,482)
Depreciation of Headquarters’ fixed assets		(833)		(626)		(1,158)
Professional fees for tax consulting		(1,793)		(1,175)		—
Preopening and other (expenses) income		330		(293)		(290)

	R$	(2,945)	R$	(4,213)	R$	(3,848)

Other operating expenses expressed as a percentage of Total revenues were (2.6%), for the twelve months ended December 31, 2007, (4.0%) for the twelve months ended December 31, 2006 and (4.2%) for the same period ended December 31, 2005.

In 2007 and 2006 we had legal and consulting fees related to its restructuring in Brazil that increased Other Expenses. However, in 2007, the company reversed some tax expenses and some labor contingencies — see discussions at the Liquidity and Capital Resources section of this report — , which overall decreased Operating Expenses.

Other operating expenses in 2005 was impacted by the reassessed tax reversal of 2005 discussed at note 6 of the consolidated financial statements.

Impairment of Assets and Net Result of Assets Sold

We review our fixed assets in accordance with SFAS 144, which requires that long-lived assets being disposed of be measured at the lower of carrying amount or fair value less cost to sell. As a consequence of such review, we recorded expenses in 2006 and 2005 derived from the adjustments to reach such appropriate fixed asset value.

During the year ended December 31, 2007, our review in accordance with SFAS 144, derived no charge to the income statement.

INTEREST EXPENSES AND FOREIGN EXCHANGE GAIN (LOSS)

Interest Expenses

As a percentage of Total revenues, net interest expenses were approximately (0.6%), (0.6%) and 0.6% for the years ended December 31, 2007, 2006 and 2005, respectively.

During 2006 level of our bank indebtedness kept lower than in previous years, however there was no non-recurring interest income as in 2005 of approximately R$800,000 regarding finance discounts obtained from one of its suppliers.

Interest Expenses kept at the same level during 2006 and 2007.

Foreign Exchange and Monetary Restatement Gain (Loss)

As a percentage of Total revenues, net foreign exchange and monetary restatement gain and/or losses were approximately (0.0%), (0.0%) and (0.1%) for the twelve months ended December 31, 2007, 2006 and 2005, respectively. There were no significant changes in net foreign exchange and monetary loss during the periods.

INCOME TAXES

As a percentage of Total Revenues, income taxes (both current and deferred) were approximately 5.0%, 2.1% and (3.0%) for the years ended December 31, 2007, 2006 and 2005, respectively.

The reduction of income taxes is a result of the equity restructuring in Brazil, through which it was set up a new holding company, BFFC do Brasil (see note 1 of the consolidated financial statements), via the capital contribution of the equity interest it held in Venbo. This transaction generated credits to income taxes on the amount of approximately R$200,000 per month. After this restructuring, completed on December 31, 2006, all of the Company’s businesses in Brazil is being consolidated through BFFC do Brasil.

Venbo has substantial tax loss carryforward derived from its past negative operating results. Usually, tax losses represent deferred tax assets. However, before the year 2006, we used to record a valuation allowance that offset its total deferred tax assets, due the uncertainty of Venbo’s future positive results and, as a consequence, doubtful taxable income. As of December 31, 2006, Venbo’s business forecasts indicated taxable income for the subsequent 10 years. Accordingly, we reduced its valuation allowance and this adjustment derived the recognition of such asset in the balance sheet and a positive impact on the income statement of the year 2006 in amount of R$4.5 million.

At year end, our fiscal 2007 improved compared than those predicted in the previous year and its business projections still indicates positive results for the next 10 years. Therefore, as of December 31, 2007, we Company reduced its valuation allowance for the second year in a row and increased the caption Deferred Income Tax Assets in the balance sheet. Such adjustment also derived another positive impact of R$4.3 million on the income statement of the year 2007.

LIQUIDITY AND CAPITAL RESOURCES (Amounts in thousand of Brazilian reais)

A)	Introduction

As of December 31, 2007, we had cash on hand of R$7.3 million (which include investments funds of R$4.8 million) and a positive working capital of R$5.6 million (working capital deficiency of R$3.5 million in 2006).

Negative working capital has been shown in our financial statements for several years. In the past, debts denominated in other currency than Brazilian Reais have increased with maxi devaluation of the Brazilian Real in the beginning of 1999. A sequence of years with reduced sales, mainly due to a weak economic environment in Brazil, has worsened the situation and we were not able to pay some of its obligations, including taxes. In the following years those past due taxes were renegotiated with different levels of Brazilian Government and were parceled.

With the improvement of Brazilian economy since 2002, our total revenues increased and we started to reduce its liabilities position. In 2003 the Company, reschedule a great portion of its debts to long term. Continued improvement of sales carried the Company to (i) drastically reduce its debts with financial institutions during 2005; and (ii) extinguish those debts and reverse its financial position to present time deposits with financial institutions at the end of 2006. The enhancement of collection rate from our franchisees — commencing in 2005 — also strengthened our current assets. During 2007, we maintained this positive scenario and was able to end up computing a positive working capital.

For the year ended December 31, 2007, we had net cash provided by operating activities of R$3.3 million (R$5.5 million in 2006), net cash used in investing activities of R$4.5 million (R$3.5 million in 2006)and net cash provided by financing activities of R$4.9 million (used R$0.6 million in 2006). Net cash used in investing activities was primarily the result of our investment in property and equipment to improve our retail operations. Net cash used on financing activities was a result of our repayment of borrowings from financial institutions.

We have also invested in the financial market approximately R$1,0 million, re-purchasing 226,490 shares that, up to the end of the year of 2007, had considerably increased their value according to the over the counter market where they are negotiated.

B)	Debt Obligation — financial institutions

As of December 31 2007, our debt obligations with financial institutions were as follows:

	December 31,		December 31,
	2007		2006
	R$ ’000

Revolving lines of credit(a)	R$	3,242	R$	—
Leasing Facilities(b)		1,729		—

		4,971		—
Less: current portion		(4,010)		—

	R$	961	R$	—

At December 31, 2007, future maturities of notes payable are as follows:

	R$ ’000

2008	R$	4,010
2009		768
2010		192

	R$	4,971

(a)	Due on demand from two Brazilian financial institutions with interest rates of approximately 17.0% and guaranteed by certain officers and receivables.

(b)	Comprised of various lease facilities with Brazilian private institutions for the funding of store equipment; payable in 27 monthly payments, together with interests range from 12.9% per annum to 14.3% per annum;

C)	Debt Obligation — taxes

During 1999, 2001 and in the beginning of 2002, certain Brazilian state and federal taxes levied on the Company were not paid. In addition during 2002, Brazilian Social Security Authorities applied penalties against us by charging certain operating transactions not covered by our previous calculation of Social Security contributions. Those debts were renegotiated in different moments and with different levels of Brazilian Government.

Since September 2002, we have been paying all its current taxes on a timely basis.

The tax debt evolution and their current status are summarized as follows:

•	Tax on Products and Services Circulation, a value added state tax — ICMS

Since the second quarter of 2000, we have been reaching a sequence of agreements with the Rio de Janeiro state government to settle unpaid taxes in installments. The last agreement with the Rio de Janeiro state government was settled during the third quarter of 2004. Through this last agreement, the fiscal authorities of Rio de Janeiro have computed some portions of the debt, promptly paid by the Company, at the amount of approximately R$681,915. Another portion of those unpaid taxes (R$414,628) was not recognized by the fiscal authorities at that time. We had accrued such amount as long-term liability until the third quarter of 2007. During the last quarter of 2007 the Rio de Janeiro state government issued a statement confirming that we no longer had past due tax debts. Therefore, we reversed such liability, obtaining a positive impact of such amount in the Consolidated Statement of Operations.

•	Federal Taxes and Social Security penalties — PAES

Concerning the unpaid federal taxes and the Social Security penalties, we applied to join and was accepted into two subsequent amnesty programs offered by the Brazilian federal government (REFIS during 1999 and PAES during 2003).

The second amnesty program (PAES) included the balance of the previous federal tax amnesty program (REFIS) and unpaid 2001 and 2002 federal tax, as well as the Social Security penalties. The total debt included in such program is being paid in monthly installments, on a timely basis, equivalent to 1.5% of our gross sales, with interest accruing at rates set by the Brazilian federal government, which currently are 6.25% per year per year (7.0% per year in 2006).

During the year ended December 31, 2007, we paid approximately R$1.9 million (R$1.8 million in 2006) related to such Brazilian federal tax amnesty program, including R$311,163 (R$241,000 in 2006) of interests.

In February 2005, we compared our remaining debt regarding PAES with statements provided by the Brazilian Federal Government. Those statements reported that our total debt would be greater than the figures in our balance sheet, in the amount of approximately R$3.2 million. In result of that comparison, we processed a retroactive adjustment on its balance sheet at December 31, 2004. During March, 2005, we filed a formal request with the Brazilian Federal Authorities, claiming to have its total debt reviewed. Such request, reconciles the amounts we had accrued at its accounting books (prior to the retroactive adjustment) to the amounts reported in the official statement at the same period. In connection with such request, and based on our legal advisors, a portion of that amount (R$809,000) was reversed during the first quarter of 2005. We believe that the amounts accrued at the balance sheet as of December 31, 2007 (total of R$12.4 million) are correct, however, there is no assurance that the outcome of this situation will derive further liability to us. As of December 31, 2007, the difference between such debt at the statements provided by the Brazilian Federal Government and the statements reported by us was R$4.7 million.

D)	Debt Obligation — summary of tax debts

Considering all the above mentioned fiscal debts, we are required to pay restructured past-due Brazilian federal taxes of approximately R$12.4 million (R$13.7 million in 2006), of which, R$1.7 million we expect to pay during 2008.

E)	Other Obligations

We have long-term contractual obligations in the form of operating lease obligations related to our owned and operated outlets.

The future minimum lease payments under those obligations with an initial or remaining non-cancelable lease terms in excess of one year at December 31, 2007 are as follows:

Contractual
Fiscal Year	Leases
R$ ’000

2008	4,107
2009	3,270
2010	2,466
2011	1,949
2012	891
Thereafter	565

Total	13,248

Rent expense was R$7.2 million for the year ended December 31, 2007 (R$6.6 million in 2006).

Our capital expenditures for fiscal 2007 were approximately R$6.0 million (R$4.0 million in 2006). We require capital primarily for the improvement of our owned and operated points of sale. Currently, four of our owned and operated retail outlets are located in facilities that we own and all of our other owned and operated retail outlets are located in leased facilities.

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

We have estimated that our capital expenditures for the fiscal year of 2008, which will be used to maintain and upgrade our current restaurant network, provide new investments on restaurant equipment, as well as expand KFC chain in Brazil through own-operated stores, will be of approximately R$13.0 million. During 2008, we intend to focus our efforts on expanding both the number of our franchisees and the number of our franchised retail outlets, neither of which are expected to require significant capital expenditures. In addition, such expansion will provide income derived from initial fees charged to new franchised locations.

As discussed above, we have contractual obligations in different forms. The following table summarizes our contractual obligations and financial commitments, as well as their aggregate maturities.

	Contractual
Fiscal Year	Leases	Financial Debt	Fiscal Debt	Total
	R$ ’000

2008	4,107	4,010	1,696	9,813
2009	3,270	768	1,069	5,107
2010	2,466	192	1,069	3,727
2011	1,949	—	1,069	3,018
2012	891	—	1,069	1,960
Thereafter	565	—	6,411	6,976

Total	13,248	4,971	12,383	30,602

Lease obligations are usually restated in accordance to Brazilian inflation (see disclose the latest recent annual rates at Background, ITEM 7 of this report). Fiscal debts are due with interests, which rates are discussed on letter C above. All the amounts disclosed on the previous tables include interest incurred up to December 31, 2007 on an accrual basis.

We plan to address our immediate and future cash flow needs to include focusing on a number of areas including:

•	the expansion of Company’s franchisee base, which may be expected to generate additional cash flows from royalties and franchise initial fees without significant capital expenditures;

•	the improvement of food preparation methods in all stores to increase the operational margin of the chain, including acquiring new store’s equipment and hiring a consultancy firm for stores’ personnel training program;

•	the continuing of motivational programs and menu expansions to meet consumer needs and wishes;

•	the improvement and upgrade of our IT system

•	the negotiation with suppliers in order to obtain significant agreements in long term supply contracts; and

•	the renegotiation of past due receivables with franchisees.

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

We annually review our financial reporting and disclosure practices and accounting policies to ensure that they provide accurate and transparent information relative to the current economic and business environment. We believe that of our significant accounting policies (See the Notes to Consolidated Financial Statements or summary of significant accounting policies more fully described in pages F-8 through F-15 , the following involve a higher degree of judgment and/or complexity.

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

In addition, our records a provision for doubtful receivables to allow for any amounts which may be unrecoverable and is based upon an analysis of our prior collection experience, customer credit worthiness, and current economic trends. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

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

Amounts related to exclusivity agreements received from suppliers linked to exclusivity agreements (see note 12b) are recorded as deferred income and are being recognized on a straight line basis over the term of such agreements or the related supply agreement.

The income received from suppliers, related to performance bonus, is recognized when the suppliers agree that the contracted performance has been reached. Performance bonuses received in cash, are recognized on income statement; performance bonuses received in products, are recognized as a cost reduction.

Marketing fund and expenses

According to our franchise agreements, the marketing fund we have dedicated to advertising and promotion is comprised of financial contributions paid by the franchisees and also by the contributions due by the Company. The fund resources are administrated by the Company and must be used in the common interest of Bob’s chain, through the best marketing department efforts, to increase its restaurant sales.

Therefore, the marketing contribution from franchisees, are recorded on accrual basis, in the assets as accounts receivables and cross entry in the liabilities as marketing fund. The contributions due by Venbo are recorded on accrual basis, as marketing expenses and cross entry in liabilities as marketing fund.

In general, franchisees monthly contribute with 4.0% of their monthly gross sales to the marketing fund, and since 2006, the Company is also committed to contribute with 4.0% of its own-operated restaurant monthly gross sales (sales derived from special events are not subject to such contribution). These contributions can be deducted by an amount previously agreed with the Company’s franchisees, today of 10.0% of the total marketing fund contributions, to balance the Company’s marketing department expenses.

However, the total of marketing investments may be greater than 4.0% of combined sales, if there is any supplier additional contribution (joint marketing programs) or if the Company use additional own cash on marketing advertising and promotion.

The Company primarily invests the marketing fund resources on nationwide advertising programs (commercials or sponsorship on TV). The Company’s franchisees may also directly invest in advertising and promotions for their own stores, upon previous consent from the Company, which freely decides whether the cost of such single advertisement or promotion could be deducted from the marketing contribution owed. The marketing fund resources are not required to be invested during the same month or year that they were received, but they must be used in subsequent periods.

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

Also as per SFAS No 109, we have to estimate its valuation allowance, which reflects our assessment of the likelihood of realizing the net deferred tax assets in view of current operations.

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

Accordingly, from January, 1 2004 to December 31, 2005 we were not required to record stock-based compensation charges if the employee’s stock option exercise price is equal to or exceeds the fair value of the stock at the date of grant.

Effective January 1, 2006, we adopted the provisions of the Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (SFAS No. 123(R)), using the modified-prospective transition method. Under this transition method, compensation cost beginning in 2006 includes the portion vesting in the period for (1) all share-based payments granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (2) all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.

NEW ACCOUNTING STANDARDS

Effective January 1, 2006, we adopted the provisions of the Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (SFAS No. 123(R)), using the modified-prospective transition method. Under this transition method, compensation cost beginning in 2006 includes the portion vesting in the period for (1) all share-based payments granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (2) all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which is an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 establish the cumulative effect of the change in accounting principle to be recorded as an adjustment to retained earnings. We adopted FIN 48 effective January 1, 2007, as required, however, its adoption did not derived material effects on our Consolidated financial statements.

In September 2006 the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, which establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007 except for nonfinancial assets and nonfinancial liabilities, for which the effective date is fiscal years beginning after November 15, 2008. The adoption of SFAS No. 157 is not expected to have a material impact on our financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS No. 158). SFAS No. 158 requires us to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the Consolidated balance sheet and to recognize changes in that funded status in the year changes occur through other comprehensive income. The provisions of SFAS 158 did not affect our Consolidated financial statements since we have no pension plans for its employees.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of SFAS No. 115”. This statement allows entities to measure certain assets and liabilities at fair value, with changes in the fair value recognized in earnings. The statement’s objective is to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently, without applying complex hedge accounting provisions. This statement is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of the adoption of SFAS No. 159, however, it is not expected to have material effects on our Consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. This Statement changes the accounting for acquisition-related costs and restructuring costs, now requiring those costs to be recognized separately from the acquisition. This Statement also makes various other amendments to the authoritative literature intended to provide additional guidance or to conform the guidance in that literature to that provided in this Statement. SFAS No. 141(R) shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and early adoption is prohibited. We do not expect the adoption of SFAS No. 141(R) to have a significant impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interest) and for the deconsolidation of a subsidiary. This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with early adoption prohibited. We do not expect the adoption of SFAS No. 160 to have a significant impact on our consolidated financial statements.

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

Reference is made to the Index to Financial Statements that appears on page F-1 of this Annual Report on Form 10-K. The Report of Independent Registered Public Accounting Firm, the Financial Statements and the Notes of Financial Statements, listed in the Index to Financial Statements, which appear beginning on page F-2 of this Annual Report on Form 10-K, are incorporated by referenced into this Item 8.

MANAGEMENT ASSESSMENT OF INTERNAL CONTROL OVER FINANCIAL REPORTING

1.	INTRODUCTION

BFFC has been operating the brand Bob’s since 1996. Bob’s brand and chain have existed since 1952, always growing and increasing its brand’s visibility and prestige and is recognized today as one of the fast-food leaders in Brazil. Throughout those years, between 1952 and 1996, Bob’s had many administrations. At the beginning, the company had a vertical administration, comprising the industry that produced food and equipment. At the last stage, before BFFC took over, the industrial activity was abandoned and the company turned to the commercialization of fast-food products.

In 1996, the retail chain was already divided into outlets and franchising stores. From 1996 to 2002, the company stimulated the increase of franchises and struggled against hard times in Brazil’s economy. The company’s finances were deeply affected by those challenges and in 2002 it was necessary to inject money into the company and change the course of investments. Two Brazilian partners, industrial entrepreneurs of the construction and fuel markets, took over the stockholding control and the firm’s administration. The first four years of the new stage were dedicated to restore the financial situation, refurbish the outlets and renew the franchise stores that showed lack of adaptation to the business in its new concepts.

The result was really positive. It was possible to recover the net wealth that was negative, increase liquidity, eliminate high-cost debts, recover the stores and brand’s image, improve the products and place Bob’s again at the top of the Brazilian market restaurants. At the same time, the chain grew from 250 to 440 stores at the end of 2005.

The year of 2006 was the first year of successes. Over 80 sales points were inaugurated and there started the elaboration and execution of a strategic plan aiming at the ingress into the concept of multibrands. At the end of that year, the company negotiated with Yum! the operation of its KFC brand in Brazil, made real in April 2007. At the same time, the Holding Brazilian Fast Food Corporation — BFFC — was created, starting to control VENBO and CFK, respectively operating the brands Bob’s and KFC. This gave rise to a fiscal planning that gave a new impulse to the company’s finances.

In the year of 2007, a complete review of the group’s administrative and financial operational processes was carried out, which will be applied in 2008 and at the moment are already in force.

Until 2007, the processes responded to very old norms that needed to be adapted to the new organization, but were never left unobserved by the administrators. Those norms focused on the operational and financial movement of the stores, as well as their revenue and expenses control. In the first years of their management, the new administration decided to keep the procedures and increase the controls over them. The new processes will bring new energy to the decisions and will allow a faster and deeper control of the financial movements.

It must be emphasized that the franchisor activity motivated the alteration of the franchisee selection process, greatly influencing the chain operation, the maintenance of brand prestige and the financial results of the company. Finally, it should be highlighted the initial effort at the end of 2007 to reformulate the information technology of the chain of stores and headquarters. For many years this sector was hindered by a long-lasting and stressful litigation with the store equipment supplier, of financial root, and linked to the credit rules in Brazil. This was finally concluded in the last quarter of 2006 and made it possible to get rid of the old equipment and start the IT reformulation in the group.

Throughout that long period of adjustments, the company’s accounting was always the object of attention of the administrators and was rigidly submitted to independent internal and external audits. In 1996 and later in 2002, the company’s past left innumerable fiscal problems, franchisees in debt and legal problems concerning lease and work. In the new administration’s years, these problems have been gradually eliminated and always highlighted in the yearly and quarterly reports as contingencies, generally object of provision in the liabilities in the balance sheets whenever their materiality and the knowledge of values allowed. The current administration estimates that almost all the problems have been solved or equated and are today recorded in a clear and fair way in the financial reports.

An analysis will now be made of the controls the administrations performed until 2007 over the old procedures and norms, as well as the changes they underwent in order to have their precision and efficiency increased.

2.	BFFC’S ACTIVITIES

BFFC has always carried out its activity in the restaurants domain exclusively through its branch at 100% in Brazil, VENBO Comércio de Alimentos Ltda. It has created the Holding Brazilian Fast Food Corporation with 100% control, which at its turn controls VENBO and CFK Comércio de Alimentos Ltda, which operates the brand KFC. In the same proportion, it also controls a small company, SUPRILOG Logística Ltda, which for a while served as a haulage firm to the chain to solve a problem of the logistic operator and was later deactivated when the operator took up the transportation service again. SUPRILOG will be reactivated in 2008 in order to administer the equipment depots, reposition parts, construction, marketing and information technology materials for all the companies that will integrate the group in the future, when the company extends the brands operated. This same company will be useful for an incipient purchasing and selling activity of certain products of strategic character that is now starting with the raw materials for new milkshakes sold by the chain under Bob’s brand’s protection.

The activities are divided into two distinct sectors: exploration of outlets and expansion and administration of the franchisees network. The 4 KFC outlets are operated as Yum! franchises, in a separate company already mentioned before. Bob’s outlets are managed by a VENBO’s Outlets Department. The franchising activity constitutes the VENBO’s Franchises Department and concentrates the entire group’s administration. This Department represents BFFC’s head office, which is usually referred to as “Chain Support” to make it clear that it is at the service of the stores that are the source activity of our corporate life.

Below is an organizational chart of the group and the executive organizational chart based in the VENBO’s Franchises Department.

3.	ORGANIZATIONAL CHARTS

See at the end of this report.

4.	PROCESSES THAT INFLUENCE THE ACCOUNTING AND FINANCIAL STATUS

4.1	STORES

4.1.1	Supplies

The stores are stocked up with food, beverages and packaging (FBP) that integrate the products sold, straight from some suppliers who take their products throughout the country (in March 08 there are 600 stores in all states), from local suppliers of fresh food like fruits and vegetables and from the logistic distributor that is chosen by the franchisor. The same logistic operator supplies the cleaning and office products. Equipment spare parts and product reposition materials are provided by the suppliers nominated by the franchisor in the case of the franchisees, and by SUPRILOG’s warehouse in the case of the outlets.

The franchisor chooses the suppliers and obliges the franchisees by contract to make exclusive use of them as well as the products selected and approved by the franchisor’s own quality control. The prices and delivery conditions are discussed by the franchisor with the suppliers for each chain (according to the trademark operated), without specification of the stores, with just some difference in relation to freight distance from the products source. Each store orders directly from the nominated suppliers, in almost all cases, by means of the program MERCADOR installed on the Internet. As for KFC, VENBO Franchises Department does the same service without the intervention of the franchisor Yum!. The contracts with the suppliers are always signed by the CEO (in Brazil known as Director Superintendent and here-on called DS), may or may not foresee exclusive rights and may have durations and clauses of price adjustments differentiated. The sales level in the outlets is controlled by the Field Consultants, outlets operation managers that respond to the General Manager of the firm (VENBO Outlets Department, in the case of Bob’s or CFK for the KFC brand).

4.1.2	Inventories

A specific norm determines the stock level that must be kept in the stores. The stores orders must be adjusted to the estimated weekly or monthly consumption and to the stock level defined for supplying security and to minimize the financial cost. Formerly there was a central stock belonging to Bob’s and administered by the logistic operator, an independent outsourced company. It was removed at the end of 2007 because it was very difficult to control the stock in power of the logistic operator who supplied other clients with similar products. It happened that the stocks were generally very high.

4.1.3	Consumption of products sold

The store computer system produces a daily report of the raw materials consumed in the selling of each product based on their compositions.

4.1.4	Waste

Every day the store manager checks the waste in product making, total in the case of a client’s refusal of an order or partial in the case of failures in the production process. This waste is set aside in appropriate bags and accounted for in a daily report sent to the Chain Support by the store manager. Out-of-standard waste is controlled and investigated by the Field Consultant and taken to the knowledge of the Outlets General Manager in the monthly reports. The franchisees carry out this control in their stores with varied procedures.

4.1.5	Human Resources

The store staff is defined by the system, according to the operational norms and the selling level and times of each sales point. The DS approves or refuses staff increase or reduction. He is the final authority for these decisions that are requested by the Brand General Manager (outlets). The same is valid for salary levels, benefits and bonuses or for awarding of target achievements or in contests and incentive campaigns. In all related to human resources, the DS has a final decision written in reports or specific forms.

4.1.6	Other expenses

Store leasing is defined by contracts whose final signature is always up to the DS. Having the contracts been signed, the payment control goes straight to the Treasury. According to hierarchical competences (here-on “competences” or “jurisdictions”) defined in norms, the payment may demand the signature of a Manager, Officer or even the DS. Public bills are paid directly by the Treasury, but the Field Consultants, the Brand Manager and the Operations Officer periodically control these expenses to check whether they fit the historical standards or analyze whether it is possible to generate savings. Maintenance is assisted by the Chain Support and its costs monitored monthly by the Store Manager, the Field Consultant and occasionally by the Operation Officer who can take the problem to the DS. Minor expenses, like cleaning and office materials are controlled and reported by the Store Manager.

4.1.7	Sales

The stores sales are effected by means of the electronic equipment of the sales point, linked to a fiscal thermal printer sealed up that the state tax inspectors (ICMS in Brazil = VAT) can access externally with appropriate equipment. The system works with a software common to all the stores provided by a specialized company and very much used in the retail market, especially in restaurants. Means of payment range from cash to credit and debt cards as well as checks (accepted only in special cases such as delivery and scheduled parties) and several types of meal vouchers. Only means of payment in the Brazilian currency are accepted. The sales point software registers the type of collection, either by the attendants’ keying in the terminal or by the automatic reading of cards and vouchers. The system itself issues a daily report called MRE that is sent automatically to the Chain Support, where it is processed and entered. It is used both for accounting purposes and management control of the stores operation. The MRE plus a hand-written report elaborated by the store manager containing further data such as waste constitute the tools that make it possible to elaborate the production and sales activity reports.

4.1.8	Sales Costs

The sales cost is processed in the accounting department, where the sales are recorded, as well as the cost of the goods sold (store system), the cost of the workmanship produced by the employees payroll, the waste recorded in the store reports and other expenses recorded by the suppliers payment system that are out of the cost system processed in the outgoings for sales (rents, public bills, etc.). The goods classified as A type are the products with higher unit value and the ones that demand a greater control of quantity consumed.

They are included in the composition of each product that the system downloads automatically. The B products that are not included in this category form the sales cost the moment they enter the store. Among them are the simple packaging, napkins, towels, straws, etc. The accounting department provides a monthly report about the contribution margin (or profit and loss) of each store that is analyzed by the field consultants, regional managers, brand general manager and the Chain Support operations director in the franchisor. The Operations Direction also has access to the profit and loss report of the franchise store allowing comparisons and corrective measures.

The financial sector and accounting department prepares a monthly consolidation of the revenues deriving from the store system with the values deposited in bank. All this chain of procedures and controls carried out by the operation and accounting services allows for high-level security of the monthly reports and confers to the business high credibility in the sales and costs figures announced. The periodic inventories of goods have different periodicity and depth. The store manager gets the daily consumption of all A and B products from the information system. He has to count the A products physically every day. He performs a monthly inventory of all the products that is sampled by the accounting staff. Annually, the external auditors carry out a rigorous inventory in some stores selected either randomly or by volume worked and without any intervening or noticing the company.

4.1.9	Manuals and other controls

In the company there is a set of store operation manuals that include from production to client service and administrative and financial operations. These manuals are used in training courses for franchisees and outlets staff. They are operation norms that must be respected and are controlled by the field consultants and regional managers. There is also an outsourced company that audits the stores checking the norms and standards fulfillment. This company’s report is on the Internet with access keys at the disposal of the franchisees or the own stores manager and field consultants and regional managers. Finally there is a system of “occult customer” or “mysterious customer” who visits the stores randomly and reports about what they observed in the store and the way they were served, the quality of the products, etc. It must be said that the chain stores are submitted to visits without any previous notice of sanitary authorities’ inspectors.

4.1.10	MOMIX

This is a program that is being assembled on the Internet and provides commercial data of sales, mix of products sold and other factors related to climate and other sources of influence on the commercial activity in the stores. Over 15% of the stores have already adhered to this program that is a way to spread valuable information for the chain management and, at the same time, an efficient way to control their activity online.

4.2	SUPPORT TO THE CHAIN AND FRANCHISEES

4.2.1	Supplies

The purchases made by the franchisee or in the Stores Support follow similar standards determined by the company’s set of norms. The purchases are processed by three basic systems: (a) PA Project Approval, which is elaborated by the sector interested for the execution of work, workmanships and purchases that involve projects, designs and, many times, several suppliers or service providers. Every PA is signed by the Officer of the area interested (or Officers, when there is more than one area involved) and by the DS. Generally, every project, reason for PA, is part of the annual budget and, depending on how much it is worth, may have to be approved by two partners or BFFC Board of Directors (the Board) because of the competences in force determined in written and registered norm; (b) MSR (Material and Service Request) is a document that authorizes the purchase of material, equipment or other assets and the hiring of some external service to be executed by third parties (small workmanship, consultancy, assessors services, etc.)

Purchases and services that are within a PA also require the emission of an MS. The approval is given by the DS, by the Area Officer or by the brand or area manager because of the competence norm and always going through budget control that determines whether there is cash allowance or whether the allowance has been depleted. The DS is the only one who can authorize expenses out of the budget and, depending on their value, may need previous approval from the Board. (c) Purchases by petty cash do not demand previous documentation and are the responsibility of the fund owner and are generally limited to R$500.00.

4.2.2	Human Resources

The same applies to the stores. The DS is the only one who is allowed to authorize recruiting, dismissal and to regulate salaries, benefits and bonuses or awarding. The collaborators’ payment is processed by an information system linked to the accounting department central system.

4.2.3	Rents and public bills

Rents are regulated by contracts always signed by the DS and other officer with power to represent the company. Public bills respond to official tariffs and the only thing to do is to control the use of the public services (electricity, gas, telephone, water) in order to achieve greater economy and efficiency in the core services of the group. This task is up to the brand general managers and the Administrative and Financial Officers in the Franchisor Department.

4.2.4	Other expenses

In general, the other expenses are concentrated on the property maintenance materials and services, and equipment (especially computing), on the purchases of fixed assets that are reasons for PA (or MSR, in punctual cases), and several expenses, like office materials, all ruled by MSR and signed according to jurisdictions. Travel and representation expenses are reason for special norms approved by jurisdictions, in which the DS reserves to himself the approval of trips abroad. There is a special system for the control of advance payments and rendering of accounts with rigid rules controlled by the budget control department and the treasury.

4.2.5	Revenues from Franchise Application Fees and Royalties

The franchisees of the brands operated by the group have to contribute the application fee, which is paid on the contract signing day and controlled by the Accounts Receivables financial department. In a permanent way, the franchisees pay the royalties fee monthly during the validity of the franchise contract (normally 5 years, although there are still 10-year-old contracts). This fee is a fixed percentage value over the stores’ gross sales. It is the Accounts Receivables department that issues the monthly collection documents and controls the receipts, issuing monthly reports of the debt position of the franchisees.

A special norm determines the form in which the collection is carried out up to the moment there is a need to appeal to the law services of the company for an eventual legal action against the franchisee. These procedures are avoided and many times an agreement is negotiated with the franchisee so that their debt is cancelled within a reasonable time, with application of fines, interests and/or indexation. The Financial Direction is responsible for this management as of 2008. Until 2007, this management was performed by the Operations Direction.

4.2.6	Marketing Fund

The franchisees, and the own stores too, contribute a tax on the gross sales to a fund destined to brand advertising and propaganda. The money from these contributions is not a company’s revenue and is tax-free. The Franchisor’s Marketing Direction plans the campaigns along with the Operations, Expansion and Supplies

Directions. The DS authorizes the annual program that the Marketing Director will administer. The marketing fund is the object of an independent annual external audit approved by the Franchisees Council. Account is given quarterly to the Council of the revenues and actions effected using the fund.

4.2.7	Other expenses

The expenses concerning taxes in general are calculated by the accounting service that makes use of a fiscal sector specialized and supported by external consultancy hired for such end, given the complexity and constant alteration of the Brazilian tax rules. The independent external auditors also carry out an annual revision of the taxes paid and the correct application of the law. Tax payment is made with the Financial Officer approval, except when the competence norms determine the DS’s signature as well. The taxes charged by official bodies such as health and hygiene, external publicity, right of use of property, etc. are processed by the stores or by the franchisor’s support department with management-level signature. Fiscal fines and filings are paid according to the competence norm and informed to the Area Officers for control effect. The Law Department intervenes in these cases and informs about the course of the proceedings on a regular basis. In the cases in which a deposit in court must be made, the DS has to sign.

5.	REVIEW OF THE PAST FINANCIAL YEARS SINCE 2002 AND OF 2007 IN SPECIAL

5.1	INTRODUCTION

The procedures and norms described in the previous chapter were practiced partially and increasingly in the years 2002 to 2006. It can be considered that in 2007 almost all norms were in force. However, throughout the year 2007 a new study of the processes was carried out, aiming to adjust to the arrival of new brands and to the new organization, improving the controls that demanded greater attention. As already mentioned in the introduction to this report, the new norms went into effect in 2008. We will comment on the continuation, especially the controls situation in 2007, highlighting their strengths and weaknesses. We divided the review into the following items: (a) Stores Information System, (b) Central Information System and Accounting, (c) Expense Controls, (d) Revenue Controls, (e) Chain Expansion, (f) Operation, (g) Training, (h) Human Resources and (i) Supplies.

(a)	STORES INFORMATION SYSTEM

This was one of the weak points of our controls that had, in many cases, to be substituted for manual controls without the same accuracy. The outlets’ equipment was out of step with technology and did not accept the introduction of new software made available by the supplier. It took several years to conclude the litigation with the supplier of the old equipment and start the replacement with new models that speed the operation and improve the controls. The park will be totally equipped with the new material only in April 2008 if the supplier manages to meet his contract commitments which today are greatly delayed.

The administration does not consider that from this situation there have appeared material mistakes in the store’s operation recording, thanks to manual work effort. More frequent and thorough inventories made it possible to recover eventual accounting mistakes of the automatic outgoings system. On the other hand, the system deficiencies resulted in further costs in the accounting services due to the unreliability of the automatic transmissions of the stores’ data to the central information system of the Franchisor Support. Double keying gave place to minor mistakes, of slow or hindered detection, though. As there is a control by averages of behavior of the stores by the operation department, these mistakes were minimized. The tendency is that in 2008 the new software will be introduced in all stores and a more automatic data transmission to the central and to the accounting system will be obtained, probably in a few months. This must reduce the mistakes and accelerate the production of the accounting and financial reports.

An unfavorable consequence of the system imperfections was the non-fulfillment of certain rules, called accessory tax obligations in special in RJ and SP States, where the Value Added Tax (VAT) is paid. The company was submitted to inspection requirements, which cost some fines and further costs to place the information inside the law. Curiously, the fines for breach of accessory norms (in fact, information registered in magnetic means not kept appropriately) are proportionally higher than the taxes that were paid regularly and on time. Between the second semester of 2006 and the first of 2007, it is estimated that we have incurred for this reason in expenses around R$1.0 million.

(b)	CENTRAL IT SYSTEMS AND ACCOUNTING

Since 2002, the new administration has been developing some important work in the Franchisor Department in order to be able to make use of IT properly enabled to supply agile and frequent chain management information. The company makes use of ERP software from the company Microsiga, called Protheus. In the last 4 years, we did 2 upgrades of this system and eliminated a program alien to our cost system that would not allow its agility and use to the full. That is the cost system which was briefly described in the previous chapter and today runs in the Protheus. At the beginning of 2008, we are incorporating other parallel programs that are already running in Protheus: accounts payables, receivables and sales. This has definitely eliminated parallel programs that demanded permanent external maintenance, a lot of production slowness, as well as frequent manual corrections and interventions.

It is not a question of relevant mistakes that affected the accounting reporting. The central IT systems have been properly equipped in the past years and to day have equipment and a DPC that can meet the set of activities of the group without much difficulty. These systems are starting to provide important data for the management. The accounting is carried out with accounting severity. However, the lack of precision of the documents that generate it in terms of classification make the accounting present errors that do not affect the results, but can alter the management decisions. We have been working in order to wipe away the register of these minor but significant errors for a good administration of the business. The central information system still presents some problems of external data transmission (of the stores and the Brand Support sector) that do not affect the result but affect the dynamics and production speed of the accounting reporting, which also has a reflex on the administration cost. On the other hand, the DPC is physically located in a sector that does not respond totally to the more rigorous norms of security and secrecy. Even so, safety back-ups are made externally, what somehow preserves the compulsory fiscal registers and historic data useful for the management. There is not a well-structured contingency plan in the case of important imperfections in the ERP system.

The accounting team is formed by professionals of the area and the company relies on an outsourced Audit and Accounting Service that carries out a revision of the most important entries, and closes the consolidated balance sheet of the BFFC group. This balance sheet is submitted to the Audit Committee of the Board, to the Independent External Audits and to an accredited accountant in the USA who also prepares the annual tax return before the American fiscal authorities.

(c)	EXPENSES CONTROL

Since the new administration took over the command of the company in 2002, the expenses control has been one of the main focuses of the management. The norms of expenses approval and payments control have been updated and a new process has been introduced. The main document to liberate payments was a Payment Voucher that was issued by the origin sector. Next, it went through the treasury for control of the accompanying documents (receipts, debt notes, travel advance payment request, petty cash replacement, etc.). Then, it got an officer’s signature and finally the DS’s. Later on, the DS’s signature was reserved only for values above a limit established by the competences. The person in charge of the Finances (at the time, an external consultant, who, in January 2007 was hired as Financial Officer), signed all the documents.

A daily payment schedule was organized for each day and a projection for the rest of the month was carried out. This program was revised by the DS and monthly monitored by BFFC’s controlling partners. In each revision, the payments reality (and revenues, as we will here in see) of the previous day was presented and the projection corrected. At that moment, the bank statement received over the Internet was controlled and a line was used to indicate the floating corresponding to checks not debited or credited and eventual credits and debits made by the Bank (taxes, deposits by third parties, etc.). In our opinion, this control was always very effective and avoided any embezzlement or fraud on the part of the employees. Throughout that time, the DS and the Financial Officer used to have a strict view of the cash-book, bank balance and the nature of the expenses authorized. In the checks issuance, the signature of two officers has always been obligatory, but the Financial Officer does not have power of attorney to sign. This multiplies the chain of responsibilities and the crossed controls per different areas of the company.

In 2002, the PA already existed for project approval, always signed by the DS. From 2002 to 2006, several store refurbishment works were budgeted and approved by means of a PA, which was signed both by the Engineering Department and the Operations Officer, besides the DS. Each PV (payment voucher) contained the PA number, allowing the Treasury department to check the nature of the expense. The Protheus system has always issued a monthly report of all the daily expenses classified by financial nature. The DS promoted (and still does) a meeting at the beginning of the following month in which he presented his doubts about the payments. The meeting was attended by the Financial Officer, the Operation Officer, the Own Stores Manager, the Financial Manager and the HR Manager.

In 2007, the document Materials and Services Request (MSR) was introduced (it existed before 2002, but was not in rigorous use). This facilitated the control prior to the payment commitment. In the new process that started in 2008, the PA-MSR together makes it possible to reduce the PV signature jurisdiction. The Area Officer’s or Manager’s signing the bills became more important as they certify the reception of the goods or service rendered according to the demand. As all the contracts go through the Law Department signature and the DS’s, there is a guarantee in the values committed in the most important cases that are supported by this type of document (rents, third party services, purchases of fixed assets, etc.).

In the administrators’ viewpoint, the payment system is highly reliable and is in the hands of several jurisdictions that represent a high guarantee against internal frauds. In the new 2008 format, the system has grown in terms of controls, as a Budget Control Department has been created, where PA, MSR and PV circulate in 100% of the cases. This department checks the existence of budget allowance and the correction of the expense classification. The payment route has been changed, with Treasury coming before Accounting, which brought more fluidity to the system. With a more hierarchical jurisdiction norm, it has been possible to reduce the DS’s signatures and better distribute the responsibilities among directors and managers. The emphasis is being put on the approval of PA and MSR which are the expense sources and not on the PV, as it was before, a document that only sanctioned what had already been agreed. There are no risks of significant alterations in the accounting and financial statements because of mistakes or deviations in the expense payments.

(d)	REVENUE CONTROLS

(d)1	STORES

The stores’ revenues are divided into cash, checks, credit and debit cards, paper and electronic meal vouchers (SMART). The use of the cell phone for collection in store (OI PAGGO) is being introduced.

The money is collected with variable periodicity of stores, but always within the week. In the stores there are deposit safes for safekeeping. The outsourced security van takes the change to the stores, collects the sales money and deposits it in the Bank. The Store Manager accounts daily for the change received, the sales money received, the money handed over to the transporter and the balance that occasionally stays in the store. This is included in the MRE document that is electronically transmitted to the Franchisor Chain Support and later on sent on paper, duly signed. The MRE is issued by the system and manually complemented with data that do not go through the system automatically (collection of SMART electronic vouchers) and data referring to daily water, electricity and gas consumption.

There are few possibilities of embezzlement in the store, but for the sales not recorded in the system that, however, require the complicity of several people and can be detected by the excessive product consumption or the form of exaggerated waste. The monthly control of the store’s profit and loss results allows for the monitoring of the financial movement. The administration sees that the current processes and methods of money control are the ones practiced in the retail market as a whole and the likely and occasional embezzlement cases do not affect materially the results exposed in the accounting statements.

On the other hand, the Accounting performs the bank conciliation that crosses the daily MRE, conferring safety to the money transportation and deposit.

As for the credit and debit cards, the collection control goes straight via system, as they necessarily go through the reading machine linked to the cashier terminal. The problem we have had in this collection is the later revenue control done by deposit in our Bank by the administrators. We normally receive a monthly statement that can, in certain cases, be consulted via Internet. Comments per irregular revenues happen, but the time spent on the search for vouchers in general is not compatible with the stated period of the claim. In 2006, we had to adjust the accounts receivables balance which affected the result in the order of R$1.0 million. We dedicated 2007 to improving the controls and we realize that, at the moment, there still exist differences, but they have been reduced to acceptable values. In this case, we do not see any possibility of internal fraud. The differences are with the administrators and will be object of more frequent claims and adjustments.

Meal vouchers that are processed with credit-type cards offer the same problems above mentioned. In 2007, we performed a more accurate conciliation. It is not difficult to compare the account balance with the sales record and the collection period. This value started being checked monthly in order to assure its consistency. However, we still have the electronic SMART-type cards, which are not connected to the cashier terminal and may present attendant’s deviations if they do not register the order, and demand periodic loading and unloading in external establishments. Again, it is a case of minor deviations, as a major fraud would be made evident in the stocks or the store’s results.

Payment by check was excluded in the stores, but the check is still accepted for sales on delivery (which, with some exceptions, allows for checking the customer’s home for occasional claims), and, in the case of parties in which the check is deposited before they are held or the payer is identified and has fixed residence. Again, it must be said that there may be cases of non-registered check operations that enter the control already mentioned. In the delivery, there is a control by the call-center system that registers the orders and the payment form and produces periodic reports.

In short, the collection in store demands accurate controls that, in general, are carried out with precision, but still offer possibilities of non-material deviations of little relevance, proper of retail activities. We have been improving the collection control of the electronic means to minimize the differences in the conciliation with the administrators. Since 2007, this matter has been the object of revision and adjustments in order to avoid distortions in the accounting statements.

(d)2	FRANCHISES

The Franchisor’s Accounts Receivables department is responsible for the issuing of deposit slips the franchisees use to pay their liabilities in bank: initial fees, royalty and marketing tax, and, in special cases, rents (sub-leases). This function is complex and delicate. The AR receives internal documents that specify the collection conditions that it keeps in electronic file.

The initial fees are, in general, of easy collection, in the case of new franchisees, eager to inaugurate their stores and operate. The franchisees that renew franchises usually delay the payment of the fee a little longer and require the intervention of the AR, and rarely face a judicial execution. Operations collaborate in these cases to avoid delays by means of the Field Consultants or Regional Managers, but the responsibility of the collections is with the Finance and Law department.

Still, the royalty and marketing fees are charged monthly based on the gross sales information that the franchisees are obliged to communicate within the first 3 working days of each month. The communication is via Internet and used to present delays in many cases. As the deposit slip must be sent by email on the fifth working day to facilitate the payment on the expiry date (12th and 18th, respectively), when the sale is not received, a value is decided by the target previously established by common consent with the franchisee, and the real value is adjusted in the following month’s collection.

The system works correctly; however, there is always a degree of default that makes certain franchisees delay their payments. The AR department has an established routine to proceed in these cases towards claim, notice, and, in extreme, go the judicial way for collection. Throughout the year 2007 there was still the intervention of the Operations department first in the negotiations for delay with the franchisees. In fact, it is necessary to study each situation to define the cause of the delay: store’s inefficient operation, change in the point conditions, accidents, wrong fund administration, etc. As of 2008, the Operation will keep periodic reports of the default franchise behavior that the Finance Direction will be able to consult.

The collection lawsuit will be up to the FD, along with the agreements negotiation to solve the claims. Without agreement, Operations will have to make a decision together with the DS to suit the franchisee and eventually cancel the franchise. This change will be really important and will allow the FD to carry out the action for debt and avoid the field consultant’s stress with the franchisee. Every six months the DS gets together with the Operation, Expansion and Finance Officers to consider the list of franchisees in default and the situation of the agreements signed or to be signed. From this meeting there comes the decision to perform a Doubtful Debt Provision (DDP) that may surpass the DDP made by the accounting rules. Occasionally it is defined the uncollectible cases that are removed from the “accounts receivables”. The administration realizes that these analyses were carried out throughout the year 2007 with all precision and that the receivables that appear in the BFFC assets balance sheet are consistent with reality. Currently, the effective franchisee default is on a reasonable level for the market averages that oscillate between 3 and 5% of the invoiced.

(e)	CHAIN EXPANSION

The Expansion Direction aims to attract new franchisees, renew or not the franchises that come to contract due date and look for new points for the chain growth, be it with own stores or franchisees. For this last item, we hold a weekly meeting on the analysis of the opportunities prepared by the Expansion Manager in which new points are chosen and strategies for chain growth in all trademarks are defined.

Franchisee selection follows an extensive and rigorous rite. A specific norm determines the search ways and the conditions to admit a new franchisee or to give an existing franchisee a new store. We seek not to admit franchisees without vocation to operate stores, avoid the mere investors who will delegate the store to third parties. We require from the franchisees a minimum of 50% of the investment with own capital and a minimum equity of 51% in the control of the company to which he will yield the franchise received in personal character. The franchisee must accomplish the training plan fixed by the brand’s norm, condition indispensable for his admittance to the chain.

The rigor imposed to the applicants in the selection throughout the years 2002 to 2007 improved significantly the franchisees’ level and reduced the default, at the same time increasing the sales and the profits of the stores with evident gain for the franchisee and for the franchisor.

The process has the participation of the Expansion Officer, the HR and Training Officer and the Finance Officer, on the final selection stage.

(f)	OPERATION

The Operation Direction controls and stimulates the effective functioning of the outlets and franchisees chain. The controls that they exert on the storekeepers tend to assess the results, providing for the difficulties of automatic controls not always efficient, as seen in the expense and revenue controls. The activity is performed by the field consultants and regional managers who supervise all the outlets and franchisees with an appropriate periodicity. Moreover, they make use of the already mentioned reports of the external audit and the occult and mysterious clients’ reports. There is reliability on the franchisees’ sales information, which the royalty and marketing fee collection is based on, it is performed by evolution comparison of the production, taking care of the timeliness of our sector. We also have the control in the most important purchases made by the franchisee through the MERCADOR system or by direct communication from the supplier, which makes it possible to detect unconformity between the acquisition and the sales level.

(g)	TRAINING

The training department, which in August 2007 stopped being a direction to be incorporated into the HR Direction, has no direct influence on the accounting statements. It works with a budget defined for the following year in the months of October/November of the previous year. It comprises the training of the new franchisees and store operators, their recycling and professional formation and staff improvement of the Chain Support in the Franchisor and trademarks. The expenses control goes through the normal expense process already mentioned with the intervention of the Budget Control department and the signatures of the PA, MSR and PV forms already mentioned.

(h)	HUMAN RESOURCES

We have already mentioned that the fundamental decisions in the expense processes are restricted to the DS. This control is performed with precision and is in the hands of the most reliable people in the company. The DS performs a monthly control of the value of the expenses on salaries and social charges. The benefits are defined in contracts with third parties (health, transport voucher with payroll withholding, food, life insurance). The system is totally automated and outsourced and fed by the HR staff that calculates vacation, thirteenth salary, discounts, and carries out the dismissals. In the latter case, the HR Officer signs the rescissions that are later authenticated by the FD. Periodically, verification is performed by sampling in the calculations. There should not be short payments as the calculations are revised in the Union or in the Labor Ministry. Big payments will be detected by the HR Officer if they are material or in the periodic controls by sampling. The penalty for an employee who tried to defraud in this terrain is dismissal without labor rights and this in general inhibits these procedures.

The HR works in the staff selection for the sectors of Chain Support and store managers, and advises and collaborates with the staff selection for store made by the store manager.

The HR department deals with the company’s atmosphere, the career plan and the salary grid always with the DS’s approval.

The HR Direction also has an activity dedicated to Social Responsibility. For that purpose it makes use of some allocation included in the budget and controlled by the Budget Control department and the DS.

Without a doubt, the HR is one of the reliability activities of the Administration and even with periodic controls depends a lot on the honesty of their employees to prevent embezzlements.

(i)	SUPPLIES

The Supplies Direction develops a prospecting function in the product market for the operational activity, their selection and purchase management. They participate actively in the product development for sale and collaborate with the FBP suppliers to adapt them to our needs and reasonable price levels. Every contract is signed by the DS and is reason of long negotiations in which the franchises perform a strong supervision even without the right to vote. The direction has a technician specialized in food that performs the quality control of the materials selected and of the products developed for sale. The Supplies Direction works with a budget for their structure and with targets for the cost of sold merchandises.

Its results are assessed by the directions involved: Operations, Expansion, Marketing, and Finance. The supervision performed by these departments consists of comparisons of historic prices, data obtained in the market and contacts with other companies in the same business. The DS is particularly attentive to the sector activity and has direct participation in the negotiations with the most important suppliers. This is another sector where it is difficult to assure total transparency of all employees in the choice of the store’s minor or Support products like office and cleaning material and reposition material for photocopying machines and others of internal use.

The department meets the requirement of surveying prices in the market, but the control can only be performed by sampling, which is not always carried out due to the difficulty that it involves. Supplies staff honesty is a factor that has no substitute for controls, no matter how perfected they are. The discovery of employees receiving commission from the suppliers can only happen by chance. We have never detected any problem of the type, but we cannot assure that it did not exist. Only that their influence on the company results is not material, given the DS’s and other officers’ participation in the negotiations with the big suppliers.

6.	CONCLUSIONS

6.1 The company’s employees receive training and possess manuals, processes and norms they are aware they have to obey at all moments. Among others, there is the Ethics Code that is a commitment that staff signs with the company when they become its employees and collaborators. In special, the team who manufactures the accounting and finance documents, which are to be presented to SEC and to the local authorities (Brazil) and are spread out to the shareholders, is integrated by capable people, professionals who know deeply the tasks entrusted to them. The administrators, in turn, possess all the elements necessary to assess the correction of the information recorded in these documents by themselves or by means of the employees hired for that purpose as internal auditors and independent external auditors.

6.2 Our business has, as any other business, risk factors both internal and external. From the internal point of view, we have the risks common to all retail operators and in special restaurants and more specifically fast-food. The operations are many, variable and complex. They involve young and inexperienced staff at the store front who, in spite of being trained, may present abnormal or unethical behavior. Multi-functional employees require different types of selection and training conditions. The geographic dispersion of the own stores, where 1300 people work, impose special remote controls. And the franchisee control is still more difficult since dispersion is bigger, occupying today all the Brazilian States, in a country of continental proportions.

On the other hand, the external risks are permanent challenges caused by a strong and active competition, as we work in an unstable economy subject to political changes and changes of the world’s economy to which we are very sensitive. Brazil also presents a very complex and mutant tax system that issues lots of norms, decrees, provisional measures, laws, regulations and transitory provisions that make the businessman’s activity a tax challenge of unpredictable results. Our company struggles against these factors and against the bureaucracy of unimaginable complexity through class associations we belong to and where our DS holds a post.

Along with the federal, state and municipal taxes, there are also daily inspections from the Public Health Department and environmental controls and the Public Ministry interventions in the publicity activity and consumer protection. In this scenery of difficult administration, our company positions itself as an entity that performs its public duties, respectful of laws and with total transparency in the corporate governance. Keeping this position is a daily challenge and we are not exempt from mistakes that make us search for varied solutions to correct. We are in an environment where justice is slow and, by the complexity of law, many times of dubious interpretation, what makes us consider private contingencies always highlighted in our reports as risk factors when they are able to alter the results in a material way. As far as risks are concerned, in the way the transactions are authorized, processed and recorded, and gets reflected in the financial reports, we, the administrators, understand that they are of little expression, so many are the controls and the centralization, at times exaggerated like in the detailed analysis, one by one, of the teller transactions that the DS performs monthly. The company thinks that vulnerability to fraud is low and under control.

6.3 Great part of the controls in the company is automated, as we use two modern developed programs that enjoy prestige in Brazil: SNACK for the stores and PROTHEUS, the ERP that performs the accounting and the management reports more used. Human error gets reduced to a part of the data entry that is not processed by economic means, which is nowadays partly eliminated with the advent of new processes put into service in 2008 and with the total renewing of the stores’ information technology facilities that will be concluded this April 2008.

We operate at a good precision level of the financial reports due to work professionalism, to the capacity of the finance and accounting areas operators and to the permanent evolution of the IT systems. The most important controls appear duplicated or repeated through the intervention of different departments among which the recently created department of the Budget Control acquires special interest. We think that the most efficient controls are the ones that refer to authorization of expenses, the investments in assets and to the HR department in terms of recruiting, dismissals, salaries and benefits. We have still to improve the Accounts Receivables department starting by the automation of the franchisees’ collection that has passed on to the financial area and with studies that we have been carrying out in order to automate the bank conciliations and the credit cards and meal vouchers.

6.4 The company is still a small-sized company that allows the total involvement of all the direction and managing levels in the work and controls, with a special and permanent dedication of the DS. The reporting service is centralized, facilitating the controls. Any financing and accounting deviation may be detected quickly to avoid major problems. We are sure that currently our control levels do not jeopardize the financial reports materially. The major problems the external auditors signaled in the years 2005 and 2006 focused on the stores revenues controls by cards and vouchers, on the bank conciliation, due to the delay it was being done, on the franchisees’ debts and on the fiscal obstacles the Brazilian companies face on a daily basis.

Controls improved a lot in 2007 and the new processes and norms introduced in 2008 must be an efficient answer to the first problems. In relation to the fiscal situations, we have appealed to external consultancy and sought to take steps that prudence demands in the provision of relevant contingencies. In their entirety, controls are operating in the way they were defined. The new processes will still take some months to be practiced without mistakes, but the first results are showing consistency. The DS has conferred authority to the controllers that, in their turn, have been chosen by the competence and trust they offer the administrators. We highlight once more that in terms of the data contained in the financial reports, we put our trust in and recognize merit in the internal auditors, on the independent external auditors, on the fiscal consultants of local prestige, on the accountants who review the accounts in the USA and in our law advisory body in Brazil and in the USA, all of recognized public performance.

THE MANAGEMENT

ORGANIZATIONAL CHARTS

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis, we have formalized our disclosure controls and procedures. Ricardo Figueiredo Bomeny, our principal executive officer and acting as our principal financial officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of December 31, 2007. Based on such evaluation, Mr. Bomeny has concluded that, as of December 31, 2007, our disclosure controls and procedures were effective in timely alerting him to material information relating to us (and our consolidated subsidiaries) required to be included in our periodic SEC filings.

Because of its inherent limitations, our internal control systems and procedures may not prevent or detect misstatement. an internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

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

Unregistered Sales of Equity Securities and use of proceeds

(c) During the twelve months ended December 2007, the Company purchased a total of 24,555 shares of its common stock at a total cost of R$0.3 million.

Quarterly increments of such purchase are as follows:

	2007
	#of Shares	R$ ’000

1st quater	—	—
2nd quater	23,194	235
3rd quater	—	—
4th quater	1,361	17

	24,555	252

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The items required by Part III, Item 10 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2008 Annual Meeting of Shareholders to be filed on or before April 30, 2008.

ITEM 11.	EXECUTIVE COMPENSATION

The items required by Part III, Item 11 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2008 Annual Meeting of Shareholders to be filed on or before April 30, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The items required by Part III, Item 12 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2008 Annual Meeting of Shareholders to be filed on or before April 30, 2008.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The items required by Part III, Item 13 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2008 Annual Meeting of Shareholders to be filed on or before April 30, 2008.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The items required by Part III, Item 14 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2008 Annual Meeting of Shareholders to be filed on or before April 30, 2008.

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

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of
Brazil Fast Food Corp. and subsidiaries

We have audited the accompanying consolidated balance sheets of Brazil Fast Food Corp. and subsidiaries (a Delaware corporation) as of December 31, 2007 and 2006, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financing reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financing reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statement. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brazil Fast Food Corp. and subsidiaries as of December 31, 2007 and 2006 and the results of their operations and their cash flows for each of the three years ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/  BDO Trevisan Auditores Independentes

Rio de Janeiro, Brazil
March 24, 2008

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007		2006
	(In thousands of Brazilian Reais, except share amounts)

CURRENT ASSETS:
Cash and cash equivalents (note 3)	R$	7,345	R$	3,810
Inventories		3,278		2,187
Accounts receivable (note 4)		8,617		7,312
Prepaid expenses		1,401		814
Other current assets (note 5)		2,267		1,690

TOTAL CURRENT ASSETS		22,908		15,813

Property and equipment, net (note 6)		19,536		17,454
Deferred charges, net (note 7)		4,567		4,554
Deferred tax asset (note 11)		8,886		4,543
Other receivables and other assets (note 5)		5,845		4,479

TOTAL ASSETS	R$	61,742	R$	46,843

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable (note 8)	R$	4,010	R$	—
Accounts payable and accrued expenses (note 9)		6,606		10,714
Payroll and related accruals		2,924		2,826
Income taxes accruals		—		331
Taxes, other than income taxes		1,069		980
Current portion of deferred income (note 12b)		956		986
Current portion of contingencies and reassessed taxes (note 12c)		1,696		3,253
Other current liabilities		70		266

TOTAL CURRENT LIABILITIES		17,331		19,356
Deferred income, less current portion (note 12b)		4,626		1,064
Notes payable, less current portion (note 8)		961		—
Contingencies and reassessed taxes, less current portion (note 12c)		15,305		16,145

TOTAL LIABILITIES		38,223		36,565

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 5,000 shares authorized; no shares issued		—		—
Common stock, $.0001 par value, 12,500,000 shares authorized; 8,404,177 and 8,384,177 shares issued; 8,177,687 and 8,182,242 shares outstanding		1		1
Additional paid-in capital		60,988		60,818
Treasury Stock (226,490 and 201,935 shares)		(1,060)		(808)
Accumulated Deficit		(35,296)		(48,753)
Accumulated comprehensive loss		(1,114)		(980)

TOTAL SHAREHOLDERS’ EQUITY		23,519		10,278

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	R$	61,742	R$	46,843

The accompanying notes are an integral part of the consolidated financial statements.

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

	Year Ended December 31,
	2007		2006		2005
	(In thousands of Brazilian Reais,
	except share amounts)

REVENUES
Net Revenues from Own-operated Restaurants	R$	85,904	R$	80,931	R$	75,559
Net Revenues from Franchisees		18,811		16,385		11,963
Revenues from Supply Agreements		6,673		6,059		3,655
Other Income		3,056		2,953		1,283

TOTAL REVENUES		114,444		106,328		92,460

OPERATING COST AND EXPENSES
Store Costs and Expenses (note 17)		(83,349)		(74,689)		(68,384)
Franchise Costs and Expenses		(3,623)		(3,176)		(2,144)
Marketing Expenses		(2,082)		(4,018)		(2,453)
Administrative Expenses		(13,430)		(11,333)		(9,192)
Other Operating Expenses (note 14)		(2,945)		(4,213)		(3,848)
Net result of assets sold		842		145		(52)
Impairment of assets		—		(180)		(148)

TOTAL OPERATING COST AND EXPENSES		(104,587)		(97,464)		(86,221)

OPERATING INCOME		9,857		8,864		6,239

Interest Expense, net		(697)		(623)		537
Foreign Exchage and Monetary Restatement Loss		—		(42)		(84)

NET INCOME BEFORE INCOME TAX		9,160		8,199		6,692

Income taxes — deferred (note 11)		4,343		4,543		—
Income taxes — current (note 11)		(46)		(2,808)		(2,248)

NET INCOME	R$	13,457	R$	9,934	R$	4,444

NET INCOME PER COMMON SHARE BASIC AND DILUTED	R$	1.65	R$	1.22	R$	0.55

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC AND DILUTED		8,169,766		8,137,291		8,061,317

The accompanying notes are an integral part of the consolidated financial statements.

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2007		2006		2005
	(In thousands of Brazilian Reais)

Net Income	R$	13.457	R$	9.934	R$	4.444
Other comprehensive loss:
Foreign currency translation adjustment		(134)		(33)		(20)

Comprehensive Income	R$	13.323	R$	9.901	R$	4.424

The accompanying notes are an integral part of the consolidated financial statements.

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

				Additional						Accumulated
	Common Stock			Paid-In		Treasury		Accumulated		Comprehensive
	Shares	Par Value		Capital		Stock		Deficit		Loss		Total
	(In thousands of Brazilian Reais)

Balance, December 31, 2004	8.102.177	R$	1	R$	59.865	R$	—	R$	(63.131)	R$	(927)	R$	(4.192)
Exercise of options	26.250		—		18		—		—		—		18
													—
Acquisition of Company’s own shares	(101.900)		—		—		(216)		—		—		(216)
Net income	—		—		—		—		4.444		—		4.444
Cumulative translation adjustment	—		—		—		—		—		(20)		(20)

Balance, December 31, 2005	8.026.527	R$	1	R$	59.883	R$	(216)	R$	(58.687)	R$	(947)	R$	34
Exercise of options	255.750		—		935		—		—		—		935
Acquisition of Company’s own shares	(100.035)		—		—		(592)		—		—		(592)
Net Income	—		—		—		—		9.934		—		9.934
Cumulative translation adjustment	—		—		—		—		—		(33)		(33)

Balance, December 31, 2006	8.182.242	R$	1	R$	60.818	R$	(808)	R$	(48.753)	R$	(980)	R$	10.278
Exercise of options	10.000		—		35		—		—		—		35
Shares granted	10.000		—		135		—		—		—		135
Net Income	—		—		—		—		13.457		—		13.457
Acquisition of Company’s own shares	(24.555)		—		—		(252)		—		—		(252)
Cumulative translation adjustment	—		—		—		—		—		(134)		(134)

Balance, December 31, 2007	8.177.687	R$	1	R$	60.988	R$	(1.060)	R$	(35.296)	R$	(1.114)	R$	23.519

The accompanying notes are an integral part of the consolidated financial statements.

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007		2006		2005
	(In thousands of Brazilian Reais)

CASH FLOW FROM OPERATING ACTIVITIES:
Net Income	R$	13,457	R$	9,934	R$	4,444
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization		3,249		2,945		3,352
(Gain) Loss on assets sold and impairment of assets		(842)		35		200
Deferred income tax asset		(4,343)		(4,543)		—
Accrued reassessed tax		—		—		(809)
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable		(1,305)		(1,706)		484
Inventories		(1,091)		(133)		312
Prepaid expenses and other current assets		(1,164)		(808)		344
Other assets		(1,366)		344		(1,626)
(Decrease) increase in:
Accounts payable and accrued expenses		(4,108)		2,188		2,422
Payroll and related accruals		98		509		361
Taxes		(242)		(440)		640
Other liabilities		(2,593)		(1,765)		235
Deferred income		3,532		(1,004)		(358)

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES		3,282		5,556		10,001

CASH FLOW FROM INVESTING ACTIVITIES:
Additions to property and equipment		(6,039)		(4,059)		(4,356)
Proceeds from sale of property, equipment and deferred charges		1,537		518		1,806

CASH FLOWS (USED IN) INVESTING ACTIVITIES		(4,502)		(3,541)		(2,550)

CASH FLOW FROM FINANCING ACTIVITIES:
Net Borrowings (Repayments) under lines of credit		4,971		(959)		(6,506)
Acquisition of Company’s own shares		(252)		(592)		(216)
Proceeds from issuance of shares of common stock		170		935		18

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES		4,889		(616)		(6,704)

EFFECT OF FOREIGN EXCHANGE RATE		(134)		(33)		(20)

NET INCREASE IN CASH AND CASH EQUIVALENTS		3,535		1,366		727
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR		3,810		2,444		1,717

CASH AND CASH EQUIVALENTS AT END OF YEAR	R$	7,345	R$	3,810	R$	2,444

See note 10 for supplementary cash flow information.

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

During the second half of 2004, Venbo established, in an association with a Brazilian individual (“Associate”), a new company, Suprilog Transportadora Ltda (“Suprilog”), to render transportation services at usual market value to Venbo, to Bob’s franchisees and to other Brazilian companies. During the first quarter of 2005, the Associate reach an agreement with Venbo, by which he left the joint venture and Venbo became wholly-owner of Suprilog. By the end of 2005, Venbo renegotiated the contract with one of the main suppliers, Fast Food Distributor Ltda. (“FBD” a non-affiliate company), considering different basis from the previous one, including logistics and transportation services. Because of such renewal, Venbo sold the main operating assets and liabilities of Suprilog to FBD, which is now providing the transportation. Suprilog operated the transportation business until the end of November 2005. As of December, 31, 2007 Suprilog was a non-operating company, and its financial statements are entirely consolidated in the accompanying financial statements.

In December 2006, the Company set up a new holding company, called BFFC do Brasil Participações Ltda. (“BFFC do Brasil”, formerly 22N Participações Ltda.), via the capital contribution of the equity interest it held in Venbo. Following this restructuring, completed on December 31, 2006, all of the Company’s businesses in Brazil will be consolidated through BFFC do Brasil, and Venbo will conduct its business through three primary divisions: fast food restaurants, franchises and real estate.

During the first quarter of 2007, the Company, through BFFC do Brasil, reached an agreement with Yum! Brands, owner of the KFC brand. By this agreement, BFFC do Brasil would to conduct the operations of KFC’s four directly owned and operated restaurants in Rio de Janeiro as a Yum! Brands’ franchisee. In order to operate the KFC brand in Brazil, the Company, through BFFC do Brasil, established a new subsidiary, named CFK Comércio de Alimentos Ltda. (“CFK”, formerly Clematis Indústria e Comércio de Alimentos e Participações Ltda.), which is responsible for managing, developing and expanding KFC’s chain in Brazil. CFK initiated its activities on April 1, 2007, and accordingly, the result of its operation is included in this report since that date. The Company acquired assets to run such business for the cost of R$1.

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

Constant currency restatement

Through June 30, 1997 the Brazilian economy was hyperinflationary as defined in Statement of Financial Accounting Standards (“SFAS”) No. 52 “Foreign Currency Translation”. The financial statements prior to that time were comprehensively restated for the effects of inflation. After that date, inflation restatement was not applied, however the non-monetary assets reflect the effects of inflation through that date.

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

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a rule, all invoices past due over 6 months and below the amount of R$5,000 are written-off. This criterion is recommended by the Brazilian tax authorities to determine deductible expenses regarding the accounting judgment applied to the realization of account receivables. We believe that this fiscal rule is conservative and perfectly applicable to our business. Despite writing-off those receivables on the accounting books, the finance department keeps these records to conduct the commercial negotiations.

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

Property and equipment

Property and equipment are stated at price-level adjusted cost, less price-level adjusted accumulated depreciation through June 30, 1997. Depreciation on property and equipment is provided using the straight-line method over the following estimated useful lives of the related assets:

Years

Buildings and building improvements	50
Leasehold improvements	4-5
Machinery and equipment	10-15
Furniture and fixtures	10-15
Software	3-5
Vehicles	5-13

Deferred charges

Deferred charges, which relate to leasehold premiums paid in advance for rented outlet premises are stated at price-level adjusted cost, less price-level adjusted accumulated amortization until June 30, 1997. Leasehold premiums related to unprofitable stores written off.

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

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amounts related to exclusivity agreements received from suppliers linked to exclusivity agreements (see note 12b) are recorded as deferred income and are being recognized on a straight line basis over the term of such agreements or the related supply agreement.

The income received from suppliers, related to performance bonus, is recognized when the suppliers agree that the contracted performance has been reached. Performance bonuses received in cash, are recognized on income statement; performance bonuses received in products, are recognized as a cost reduction.

Marketing expense, Marketing fund and advertising expenses

According to our franchise agreements, the marketing fund we have dedicated to advertising and promotion is comprised of financial contributions paid by the franchisees and also by the contributions due by the Company. The fund resources are administrated by the Company and must be used in the common interest of Bob’s chain, through the best marketing department efforts, to increase its restaurant sales.

Therefore, the marketing contribution from franchisees, are recorded on accrual basis, in the assets as accounts receivables and cross entry in the liabilities as marketing fund. The contributions due by Venbo are recorded on accrual basis, as marketing expenses and cross entry in liabilities as marketing fund.

In general, franchisees monthly contribute with 4.0% of their monthly gross sales to the marketing fund, and since 2006, the Company is also committed to contribute with 4.0% of its own-operated restaurant monthly gross sales (sales derived from special events are not subject to such contribution). These contributions can be deducted by an amount previously agreed with the Company’s franchisees, today of 10.0% of the total marketing fund contributions, to balance the Company’s marketing department expenses. However, the total of marketing investments may be greater than 4.0% of combined sales, if there is any supplier additional contribution (joint marketing programs) or if the Company use additional own cash on marketing advertising and promotion.

The Company primarily invests the marketing fund resources on nationwide advertising programs (commercials or sponsorship on TV). The Company’s franchisees may also directly invest in advertising and promotions for their own stores, upon previous consent from the Company, which freely decides whether the cost of such single advertisement or promotion could be deducted from the marketing contribution owed.

The marketing fund expenses on advertising and promotions is recognized as incurred and amounted R$19.4 million, R$16.9 million and R$13.0 million for the years ended December 31, 2007, 2006 and 2005, respectively.

The marketing fund resources are not required to be invested during the same month or year that they were received, but they must be used in subsequent periods.

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

The balances presented on December 31, 2007 in the caption Marketing Fund represent contributions made by Venbo and by the franchisees, but not used in campaigns yet, thus, these balances are, as agreed with the franchisees chain, an obligation of Venbo on that date.

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

Accordingly, during the twelve months ended December 31, 2005 the Company was not required to record stock-based compensation charges if the employee’s stock option exercise price is equal to or exceeds the fair value of the stock at the date of grant.

2005
R$ ’000, except share info

Net income as reported	4,444
Stock compensation	(124)
Net income pro forma	4,320
Net income per share, as reported	0,55
Net income per share, pro forma	0,54

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

All transactions with individuals other than those considered employees, as set forth within the scope of APB No. 25, must be accounted for under the provisions of SFAS No. 123 “Accounting for Share-Based Compensation”.

During 2005, the Company’s Board of Directors and a majority of the shareholders of the Company decided that Board compensation would be paid in cash and that no more stock options would be granted. The provisions set by the Plan are still valid for all vesting options until the last option grant (November, 2004). In addition, during 2007, 2006 and 2005, no options were granted to outside consultants.

The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model. In 2005 the following weighted average assumptions were used: (1) risk-free interest rate of 4.0%; (2) no expected dividend yield; (3) expected lives of 5 years; and (4) expected stock price volatility of 296.0%.

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

In 2007, results included share-based compensation expense of R$5,125 (R$12,744 in 2006). Compensation expense related to share-based awards is generally amortized on a straight-line basis over the vesting period other income (expenses) in the consolidated statement of results.

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

Long-lived and intangibles assets

The Company adopted SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, which requires that long-lived assets being disposed of be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations.

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

Net income (loss) per common share

The Company applies SFAS No. 128 “Earnings per Share”, in the calculation of earnings per share. Under this standard, Basic EPS is computed based on weighted average shares outstanding and excludes any potential dilution; Diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock. There were no common share equivalents outstanding as of December 31, 2007, 2006 and 2005 that would have had a dilutive effect on earnings for those respective years.

Recently issued accounting standards

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which is an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 establish the cumulative effect of the change in accounting principle to be recorded as an adjustment to retained earnings. The Company adopted FIN 48 effective January 1, 2007,as required, however, its adoption did not have a material effect on the Company’s Consolidated financial statements.

In September 2006 the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, which establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007 except for nonfinancial assets and nonfinancial liabilities, for which the effective date is fiscal years beginning after November 15, 2008. The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s financial statements.

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

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of SFAS No. 115”. This statement allows entities to

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

measure certain assets and liabilities at fair value, with changes in the fair value recognized in earnings. The statement’s objective is to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently, without applying complex hedge accounting provisions. This statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the adoption of SFAS No. 159, however, it is not expected to have material effects on the Company’s Consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. This Statement changes the accounting for acquisition-related costs and restructuring costs, now requiring those costs to be recognized separately from the acquisition. This Statement also makes various other amendments to the authoritative literature intended to provide additional guidance or to conform the guidance in that literature to that provided in this Statement. SFAS No. 141(R) shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and early adoption is prohibited. The Company does not expect the adoption of SFAS No. 141(R) to have a significant impact on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interest) and for the deconsolidation of a subsidiary. This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with early adoption prohibited. The Company does not expect the adoption of SFAS No. 160 to have a significant impact on the consolidated financial statements.

Reclassifications

The consolidated financial statements for the years ended December 31, 2006 and 2005 have been reclassified to conform with the current year presentation.

3	CASH AND CASH EQUIVALENTS

Cash and cash equivalent consists of the following:

	December 31,
	2007		2006

Cash at point of sales	R$	778	R$	532
Cash with money collectors		929		825
Bank accounts		846		1,476
Investments funds		4,792		977

	R$	7,345	R$	3,810

Bank account figures are comprised of the amount of R$512,000 (R$759,000 in 2006) which is deposited in a financial institution located in the U.S.A. and the balance in financial institutions located in Brazil.

The Company invests its temporary overflow of cash in financial funds linked, in their majority, to fixed-income securities.

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4	ACCOUNTS RECEIVABLES

Accounts Receivables consists of the following:

	December 31,
	2007		2006

Clients — food sales	R$	2,282	R$	2,026
Franchisees — current accounts		4,227		3,679
Franchisees — renegotiated past due accounts		1,643		1,941
Franchisees — receivable from sales of assets		1,312		392
Allowance for doubtful accounts		(847)		(726)

	R$	8,617	R$	7,312

5	OTHER CURRENT ASSETS, OTHER RECEIVABLES AND OTHER ASSETS

Other assets consist of the following:

	December 31,
	2007		2006
	R$ ’000

Other current assets:
Witholding taxes	R$	115	R$	59
Receivables from franchisees and from FBD — Suprilog assets(a)		2,063		1,628
Other current receivables		89		3

	R$	2,267	R$	1,690

	December 31,
	2007		2006
	R$ ’000

Other receivables and other assets:
Receivables from franchisees — assets sold(b)	R$	415		702
Judicial deposits(c)		5,345		3,774
Other receivables		85		3

	R$	5,845	R$	4,479

(a)	Short term receivables from franchisees developed from rights other than royalties and sale of assets and receivables derived from transaction discussed at note 1;

(b)	Long term portion of receivables derived from selling of restaurants to franchisees;

(c)	Deposits required by Brazilian court in connection to some legal disputes, also discussed at note 12.c;

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6	PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	December 31,
	2007		2006

Land	R$	2.322	R$	2.322
Buildings and building improvements		3.717		3.330
Leasehold improvements		8.714		8.308
Machinery, equipment and software		19.026		18.076
Furniture and fixtures		3.245		2.959
Assets under capitalized leases		2.039		—
Vehicles		286		407

		39.349		35.402

Less: Accumulated depreciation and amortization		(19.813)		(17.948)

	R$	19.536	R$	17.454

7	DEFERRED CHARGES, NET

Deferred charges consists of the following:

	December 31,
	2007		2006
	R$ ’000

Leasehold premiums	R$	9,982	R$	9,484
Less: accumulated amortization		(5,415)		(4,930)

	R$	4,567	R$	4,554

8	NOTES PAYABLE

Notes payable consists of the following:

	December 31,		December 31,
	2007		2006
	R$ ’000

Revolving lines of credit(a)	R$	3,242	R$	—
Leasing Facilities(b)		1,729		—

		4,971		—
Less: current portion		(4,010)		—

	R$	961	R$	—

At December 31, 2007, future maturities of notes payable are as follows:

	R$ ’000

2008	R$	4,010
2009		768
2010		192

	R$	4,971

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	Due on demand from two Brazilian financial institutions with interest rates of approximately 17.0% and guaranteed by certain officers and receivables.

(b)	Comprised of various lease facilities with Brazilian private institutions for the funding of store equipment; payable in 27 monthly payments, together with interests range from 12.9% to 14.3% per annum;

The carrying amount of notes payable approximates fair value at December 31, 2007 because they are at market interest rates.

9	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	December 31,
	2007		2006
	R$ ’000

Suppliers	R$	4,306	R$	4,189
Rent payable		488		713
Outsourcing fees		68		615
Accrued utilities		447		436
Accrued maintenance		267		221
Accrued advertising		311		—
Marketing fund		—		3,804
Audit services		78		82
Other accrued liabilities		641		654

	R$	6,606	R$	10,714

As mentioned at note 2, the balances presented in the caption Marketing Fund represent contributions made by Venbo and by the franchisees, but not used in campaigns yet. At December 31, 2007, Venbo had completely invested Marketing Fund on marketing campaigns.

10	CASH FLOW INFORMATION

Supplemental Disclosure of Cash Flow Information:

(i) Interest and income tax:

	Year Ended December 31,
	2007		2006		2005
	R$ ’000

Interest paid	R$	465	R$	1,108	R$	828

Income taxes paid	R$	69	R$	2,533	R$	1,584

11	TAXATION

Tax loss carryforwards through December 31, 2007 relating to income tax were R$34.1 million and to social contribution tax were R$34.9 million. Social contribution tax is a Brazilian tax levied on taxable income and is by its nature comparable to corporate income tax.

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

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a reconciliation of the amount of reported income tax benefit and the amount computed by applying the combined statutory tax rate of 34.0% to the loss before income taxes:

	December 31,
	2007		2006		2005
	R$ ’000

Tax (expense) income at the combined statutory rate	R$	(3.114)	R$	(2.788)	R$	(2.275)
Current income tax offset by accumulated tax loss credits		—		1.114		1.688
Combined statutory rate applied to differences between taxable results in Brazil and reported results		3.068		(1.134)		(1.661)

Income tax (expense) income as reported in the accompanying consolidated statement of operations	R$	(46)	R$	(2.808)	R$	(2.248)

Differences between taxable results in Brazil and reported results are primarily due to accrued expenses that are only deductible when paid, such as contingencies. Differences between Brazilian GAAP and U.S. GAAP also result on reconcile of reported income tax.

As mentioned in note 1, in December 2006, the Company set up a new holding company, called BFFC do Brasil, via the capital contribution of the equity interest it held in Venbo. Following this restructuring, completed on December 31, 2006, all of the Company’s businesses in Brazil is being consolidated through BFFC do Brasil. During 2007, this transaction generated tax free credits to income statement on the amount of approximately R$200,000 per month.

In addition, during 2007, the company recorded other tax free credits to income statement related to deferred income taxes (see comment below).

The following summarizes the composition of deferred tax assets and liabilities and the related valuation allowance at December 31, 2007 and 2006, based on temporary differences and tax loss carry forwards determined by applying rates of 9.0% for social contribution tax and 25.0% for income tax.

	December 31,
	2007		2006
	R$ ’000

Deferred tax assets:
Tax loss carry forward	R$	11.669	R$	11.108
Provision for contingencies		1.570		1.268

Total deferred tax assets		13.239		12.376

Deferred tax liabilities:
Property and equipment		1.773		67
Deferred charges		979		—

Total deferred tax liabilities		2.752		67

Net deferred tax asset		10.487		12.309
Valuation allowance		(1.601)		(7.766)

	R$	8.886	R$	4.543

The valuation allowance reflects the Company’s assessment of the likelihood of realizing the net deferred tax assets in view of current operations.

Before the year 2006, the valuation allowance has been accounted for in the total amount of net deferred tax assets due the uncertainty of future positive results and, as a consequence, doubtful taxable income. As of

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2006, Venbo’s business forecasts indicated taxable income for the subsequent 10 years. Accordingly, the Company reduced its valuation allowance and this adjustment derived the recognition of such asset in the balance sheet and a positive and tax free impact on the income statement of the year 2006 in amount of R$4.5 million.

At year end, Company’s fiscal 2007 results improved compared to those predicted in the previous year and its business projections still indicates positive results for the next 10 years. Therefore, as of December 31, 2007, the Company reduced its valuation allowance for the second year in a row and increased the caption Deferred Income Tax Assets in the balance sheet. Such adjustment also derived another positive and tax free impact of R$4.3 million on the income statement of the year 2007.

12	COMMITMENTS AND LITIGATION

a)	Operating leases

The future minimum lease payments under those obligations with an initial or remaining non-cancelable lease terms in excess of one year at December 31, 2007 are as follows:

Contractual
Fiscal Year	Leases
R$ ’000

2008	4,107
2009	3,270
2010	2,466
2011	1,949
2012	891
Thereafter	565

Total	13,248

Rent expense was R$7.2 million, R$6.6 million, and R$6.5 million for the years ended December 31, 2007, 2006, and 2005, respectively.

b)	Other commitments

The Company has long term contracts (5 to 10 years) with all of its franchisees. Under these contracts the franchisee has the right to use the Bob’s name and formulas in a specific location or area. The Company has no specific financial obligations in respect of these contracts.

The Company has exclusivity supply agreements with some of its food and beverage providers. Under these agreements the Company receives cash in order to exclusively trade the supplier’s products, for a period of time. Amounts received upon such agreements are recorded as deferred income and are being recognized on a straight line basis over the term of such agreements or the related supply agreement. The most relevant of them — the one with Brazilian subsidiary of Coca-Cola — will end on March, 31 2008. Currently, the Company is very close to renew such agreement for an additional five-year period and during the last quarter of 2007 the Company received a portion of the amount that is being attributable to such renew (approximately R$4.3 million).

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

Since the second quarter of 2000, the Company has been reaching a sequence of agreements with the Rio de Janeiro state government to settle unpaid taxes in installments. The last agreement with the Rio de Janeiro state government was settled during the third quarter of 2004. Through this last agreement, the fiscal authorities of Rio de Janeiro have computed some portions of the debt, promptly paid by the Company, at the amount of approximately R$681,915. Another portion of those unpaid taxes (R$414,628) was not recognized by the fiscal authorities at that time. The Company had accrued such amount as long-term liability until the third quarter of 2007. During the last quarter of 2007 the Rio de Janeiro state government issued a statement confirming that the Company no longer had past due tax debts. Therefore, the Company reversed such liability, obtaining a positive impact of such amount in the Consolidated Statement of Operations.

•	Federal taxes — PAES

Concerning the unpaid federal taxes and the Social Security penalties, the Company applied to join and was accepted into two subsequent amnesty programs offered by the Brazilian federal government (REFIS during 1999 and PAES during 2003).

The second amnesty program (PAES) included the balance of the previous federal tax amnesty program (REFIS) and unpaid 2001 and 2002 federal tax, as well as the Social Security penalties. The total debt included in such program is being paid in monthly installments, on a timely basis, equivalent to 1.5% of the Company’s gross sales, with interest accruing at rates set by the Brazilian federal government, which currently are 6.25% per year (7.0% per year in 2006).

During the year ended December 31, 2007, the Company paid approximately R$1.9 million (R$1.8 million in 2006) related to such Brazilian federal tax amnesty program, including R$311,163 (R$241,000 in 2006) of interests.

In February 2005, the Company compared its remaining debt regarding PAES with statements provided by the Brazilian Federal Government. Those statements reported that Company’s total debt would be greater than the figures in the Company’s balance sheet, in the amount of approximately R$3.2 million. In result of that comparison, the Company processed a retroactive adjustment on its balance sheet at December 31, 2004. During March, 2005, the Company filed a formal request with the Brazilian Federal Authorities, claiming to have its total debt reviewed. Such request, reconciles the amounts the Company had accrued at its accounting books (prior to the retroactive adjustment) to the amounts reported in the official statement at the same period. In connection with such request, and based on the Company’s legal advisors, a portion of that amount (R$809,000) was reversed during the first quarter of 2005. The Company believes that the amounts accrued at the balance sheet as of December 31, 2007 (total of R$12.4 million) are correct, however, there is no assurance that the outcome of this situation will derive further liability to the Company. As of December 31, 2007, the difference between such debt at the statements provided by the Brazilian Federal Government and the statements reported by the Company’s was R$4.7 million.

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contingencies

•	ISS litigation

ISS is a tax charged by Brazilian cities on services rendered by Brazilian companies.

None of the Company’s revenues were subject to such tax until 2003, but in the beginning of 2004 a new ISS legislation has been implemented and according to it, royalty fees should be included on the basis of ISS calculation.

Although the Company is claiming in court that royalty fees should not be considered payment for services rendered and therefore should not be subject to ISS taxation, the Company is depositing monthly with the court the amount claimed by ISS, while awaiting the court’s determination. In addition, the Company has accrued the claimed amounts as of December 31, 2007 (total of R$2.7 million).

The referred change in the ISS tax regulations motivated deep debates whether marketing funds and initial fees paid by franchisees could be considered as payment for service rendered by the ISS tax authorities. Because of that, the Company, together with its tax advisors, is adopting measures in order to avoid the charge of ISS against the marketing funds and initial fees.

•	Labor litigations

During 2005, the Company was ordered to pay a fine of approximately R$480,000 to a former employee. Despite the infrequency of this amount in labor processes, the Company is not guarded from receiving other labor claims in such high amount. During 2006 and 2007 the Company received other labor claims from formers employees. As of December 31, 2007 the Company’s accounted for liabilities in the amount of R$1.7 million (R$1.8 million in 2006), which the Companys’s Management, based on the opinion of its legal advisors, believes is sufficient to face Company’s current labor contingencies.

•	Social security fines

•	During the last quarter of 2006, Brazilian Social Security Authorities applied fines of R$1.6 million against the Company, by charging certain employees benefits not covered by the Company’s previous calculation of Social Security contributions. During the first quarter of 2007, the Company paid R$979,638 related to such penalties. For the remaining amount of R$551,239 the Company obtained a reduction of such fine and paid R$334,000 to have it settled.

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Liabilities related to tax amnesty programs and litigation consist of the following:

	December 31,
	2007			2006
			Long			Long
	Total	Current	Term	Total	Current	Term
	Liability	Liability	Liability	Liability	Liability	Liability
	R$ ’000

Reassessed taxes
State tax (value-added)	—	—	—	415	—	415
Federal taxes (PAES)	12,383	1,696	10,687	13,698	1,695	12,003
Contingencies
ISS tax litigation	2,703	—	2,703	1,763	—	1,763
Social security fines	—	—	—	1,558	1,558	—
Labor litigation	1,700	—	1,700	1,783	—	1,783
Property leasing litigation	215	—	215	181	—	181

TOTAL	$17,001	$1,696	$15,305	$19,398	$3,253	$16,145

Other contingencies

•	The Company purchased Venbo Comércio de Alimentos Ltda. (“Venbo”) from VENDEX in 1996. The Acquisition’s Purchase Agreement stated that Venbo’s former owner (“VENDEX”) would be responsible for off-balance liabilities derived from Venbo’s transactions prior to the Acquisition, limited to certain conditions. From 1997 to date, the Company has received several communications from the Brazilian fiscal authorities related to the period prior to the Acquisition and, accordingly, has forwarded those to VENDEX and its attorneys.

In 2005, Venbo was summoned by the fiscal authority of the State of Rio de Janeiro to pay a debt of approximately R$97,000 referred to the period prior to 1996. In order to have the right to appeal it was obliged to put in a pledge one of its properties. VENDEX assumed the defense but did not substituted the seizure of the asset, because of its weak current financial condition.

VENDEX attorneys are defending all demands. During the third quarter of 2007, the single relevant claim was judged favorable to VENDEX. All other claims are immaterial; however, we cannot predict the receipt of additional claims that might be material.

•	The ICMS is a Brazilian value added state tax required of business that sell products and render services within the domain of Brazilian state governments and federal district. Every amount due related to ICMS registered as of May 2002 has been paid by the Company, and since then, the Company has been paying regularly its taxes to the governments of Rio de Janeiro and Sao Paulo states and to the federal district (Brasília). Nevertheless, in 2005, the fiscal authorities of Rio de Janeiro and Sao Paulo compelled the Company to submit electronic forms with 4 years monthly figures corresponding to two stores’ sales. The exigency could not be met by the Company due to technical difficulties, which caused the Company to be fined in R$754,457 by the Rio de Janeiro’s fiscal authorities. During the last quarter of 2006 the Government of Rio de Janeiro issued an amnesty program through which the fine was reduced and the Company paid R$264,953 to quit such debt. The amount of R$489,504 was reversed to other income in the statements of results.

•	During the quarter ended June 30, 2007, Brazilian Internal Revenue Service Authorities applied penalties of R$522,917 against the Company, by charging certain employees benefits not covered by the Company’s previous calculation of income tax withheld on salaries. By the end of the quarter ended

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2007, the Company obtained a reduction of such penalties and paid R$441,706 to pay off this fiscal debt.

•	In 2007, the Company was condemned to pay a compensation of R$1.2 million to a franchisee that alleged in court that the Company is responsible for having offered the operation of a store with guaranteed profitability. This franchisee has became a permanent debtor of Royalties and marketing contributions, and the Company, after failing a great exertion to improve his business, finally decided to interrupt his franchise contract and closed the stores explored by him. The Company’s legal advisors believe his argument contradicts franchise laws and the usual business practices of the Company, and appealed. However, the Company cannot predict the result of its appeal.

13	SHAREHOLDERS’ EQUITY

Preferred stock

The Board of Directors of the Company is empowered, without shareholder approval, to issue up to 5,000 shares of “blank check” preferred stock (the “Preferred Stock”) with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of the Company’s common stock. As of December 31, 2007 and 2006, no Preferred Stock had been issued.

Common Stock

The table below states issued, treasury and outstanding shares of common stock:

	December 31,
	2007	2006

Issued shares	8,404,177	8,384,177
Less: Treasury stock	(226,490)	(201,935)

Outstanding shares	8,177,687	8,182,242

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

Stock repurchase plan

During the last quarter of 2004, the Company’s Board of Directors approved a stock repurchase plan covering the repurchase of as many as 200,000 shares of its own common stock. The plan goal was to optimize the cash generated in the United States and its repurchase limit has been increased by 200,000 shares on October 18, 2006.

During 2007, the Company repurchased a total amount of 24,555 shares (100,035 in 2006 and 101,900 in 2005), under the referred stock repurchase plan. The Company’s total disbursement for these transactions totaled R$1.1 million and is accounted for as a deduction of Paid in Capital, in the Shareholders’ Equity section of the accompanying balance sheets.

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Severance agreement

In December, 2007 we granted 10,000 shares to Mr. Bruce Bennet as a severance payment for leaving Venbo’s management. Exemption from registration under the Securities Act of 1933, as amended, was claimed for this issuance in reliance upon the exemption afforded by Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering. During 2007 the Company charged R$135,000 to operating results related to those severance agreements. Such amount is a result of number of shares granted, multiplied by their fair value.

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

During 2007, options to purchase an aggregate of 10,000 shares of common stock were exercised, having an aggregate purchase price of $21,880 equivalent to R$35,000.

Intrinsic value for stock options is defined as the difference between the current market value and the exercise price. During 2007 and 2006, the total intrinsic value of stock options exercised was approximately $48,120 and $247,000, respectively. The total intrinsic value of options exercisable at December 31, 2007 is approximately $397,100.

All options are immediately vesting. Option activity for the years ended December 31, 2007, 2006 and 2005 is summarized as follows:

	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding at beginning of year	78,750	$1.35	347,000	$1.65	521,250	$1.86
Granted	—		—	—	32,500	0.16
Exercised	(10,000)	2.188	(255,750)	1.68	(26,250)	0.29
Expired	—		(12,500)	2.88	(170,000)	2.24
Canceled	—				(10,500)	1.77

Options outstanding at December 31,	68,750	$1.224	78,750	$1.35	347,000	$1.65
Options exercisable at December 31,	68,750	$1.224	78,750	$1.35	347,000	$1.65

The options outstanding at December 31, 2007, range in price from $2.19 per share to $1.06 per share and have a weighted average remaining contractual life of 1.3 year.

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14	OTHER OPERATING EXPENSES

Other expenses consist of the following:

	December 31,
	2007		2006		2005
	R$ ’000

Uncollectable receivables		(1,288)		(482)		(2,470)
Reassessed tax and other tax adjustments		424		(701)		1,552
Accruals for contingencies		215		(936)		(1,482)
Depreciation of Headquarters’ fixed assets		(833)		(626)		(1,158)
Professional fees for tax consulting		(1,793)		(1,175)		—
Preopening and other (expenses) income		330		(293)		(290)

	R$	(2,945)	R$	(4,213)	R$	(3,848)

15	TRANSACTIONS WITH RELATED PARTIES

Among all 522 franchised point of sales (“POS”), 23 stores (24 stores in 2006) are franchised with CCC Empreendimentos Ltda. and 32 stores (also 32 stores in 2006) are franchised with Big Burger Ltda. (or affiliate). Both enterprises are Company’s shareholders. All franchise transactions with those related parties are made at usual market value and at December 31, 2007 the Company account receivables included R$897.915 (R$483,036 in 2006) related to them.

16	SELECTED QUARTERLY FINANCIAL DATA

	2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Amounts in thousands of Brazilian Reais, except shares and income (loss) per share)

Net Restaurant Sales	21.243	17.102	25.759	21.800
Net Franchise Revenues	4.463	3.976	4.547	5.825
Operating income	3.903	1.367	1.822	2.765
Net income	3.692	1.259	1.625	6.881
Basic and diluted income per share	0,45	0,15	0,20	0,83
Weighted average common shares outstanding	8.182.242	8.171.688	8.159.048	8.167.367

	2006

Net Restaurant Sales	23.426	17.610	18.432	21.463
Net Franchise Revenues	3.993	3.439	4.208	4.745
Operating income	3.414	224	2.345	2.881
Net income (loss)	2.458	(26)	1.694	5.808
Basic and diluted income per share	0,31	—	0,21	0,70
Weighted average common shares outstanding	8.046.683	8.112.127	8.203.272	8.184.840

17	SEGMENT INFORMATION

Through our wholly-owned subsidiary Venbo, which conducts business under the trade name “Bob’s”, we own and, directly and through franchisees, operate the second largest fast food hamburger

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

restaurant chain in Brazil. Since April 2007, we operate, through our wholly-owned subsidiary CFK, the KFC’s brand in Brazil, which operating figures are not yet material to the Company’s overall results.

Currently the majority of Company’s operations are concentrated at the southeast region of Brazil. Regarding Bobs brand, as of December 31, 2007, from the total of 58 Company own-operated point of sales, 57 were located at the southeast region which provided 98.1% of total Net Revenues from Own-operated Restaurants. In addition, from the total of 522 franchise-operated point of sales, 285 were located at the same region, which provided 54.4% Net Revenues from Franchisees.

Besides the Brazilian operations, the Bob’s brand is also present, through franchisees, in Angola, Africa. These operations are not material to our overall results.

The following table presents the Company’s revenues, costs/expenses and operating income by segment.

	Results from Own-Stores Operations
	Year Ended December 31,
	2007	2006	2005
	R$ ’000

Revenues	85.904	80.931	75.559
Food, Beverage and Packaging	(31.334)	(30.240)	(28.306)
Payroll & Related Benefits	(22.807)	(19.447)	(17.094)
Restaurant Occupancy	(10.107)	(9.311)	(8.926)
Contracted Services	(11.681)	(9.523)	(8.624)
Depreciation and Amortization	(2.416)	(2.319)	(2.194)
Other Store Costs and Expenses	(5.004)	(3.849)	(3.240)

Total Own-stores cost and expenses	(83.349)	(74.689)	(68.384)

Operating margin	2.555	6.242	7.175

	Results from Franchise Operations
	Year Ended December 31,
	2007	2006	2005
	R$ ’000

Revenues	18.811	16.385	11.963
Payroll & Related Benefits	(2.600)	(2.068)	(1.311)
Occupancy expenses	(283)	(375)	(169)
Travel expenses	(334)	(296)	(206)
Other franchise cost and expenses	(406)	(437)	(458)

Total franchise cost and expenses	(3.623)	(3.176)	(2.144)

Operating margin	15.188	10.033	7.675

KFC operations conducted by the company, provided, from April 1 to December 31, 2007, revenues of R$5.8 million and an operating margin of R$452,000.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Rio de Janeiro, Federative Republic of Brazil, on the 31st day of March, 2008.

BRAZIL FAST FOOD CORP.

By:	/s/ Ricardo Figueiredo Bomeny
Ricardo Figueiredo Bomeny
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated:

/s/ Ricardo Figueiredo Bomeny Ricardo Figueiredo Bomeny	Chief Executive Officer and Acting Chief Financial Officer	Date: March 31, 2008

/s/ Guillermo Hector Pisano Guillermo Hector Pisano	Chairman of the Board	Date: March 31, 2008

/s/ Omar Carneiro da Cunha Omar Carneiro da Cunha	Director	Date: March 31, 2008

/s/ Peter J.F. van Voorst Vader Peter J.F. van Voorst Vader	Director	Date: March 31, 2008

/s/ Romulo Borges Fonseca Romulo Borges Fonseca	Director	Date: March 31, 2008

/s/ José Ricardo Bousquet Bomeny José Ricardo Bousquet Bomeny	Director	Date: March 31, 2008

/s/ Gustavo Alberto Villela Filho Gustavo Alberto Villela Filho	Director	Date: March 31, 2008

/s/ Gustavo Figueiredo Bomeny Gustavo Figueiredo Bomeny	Director	Date: March 31, 2008

EXHIBIT INDEX

Exhibit
Index		Description

3.1		Certificate of Incorporation of the Registrant, as amended(1)
3.2		By-laws of the Registrant(2)
10.1		Amended and Restated 1992 Stock Option Plan(2)
10.2		Capitalization and Administrative Restructuring Intentions Protocol dated May 15, 2002 by and among Brazil Fast Food Corp., Gustavo Figueredo Bomeny, CCC Emprendimentos e Participacoes Ltda., BigBurger Ltda., Jose Ricardo Bousquet Bomeny, Omar Carneiro da Cunha, Seaview Venture Group, Peter van Voorst Vader and Shampi Investments A.E.C.(3)
21.1		Subsidiaries of Registrant(4)
24.1		Power of Attorney (comprises a portion of the signature page of this report)
31	.1*	Certification by Ricardo Figueiredo Bomeny, Chief Executive Officer and Acting Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1*	Certification by Ricardo Figueiredo Bomeny, Chief Executive Officer and Acting Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

(1)	Filed as an exhibit to Registrant’s Registration Statement on Form S-1 (File No. 333-3754).

(2)	Filed as an exhibit to Registrant’s Registration Statement on Form S-1 (File No. 33-71368).

(3)	Filed as an exhibit to Registrant’s Current Report on Form 8-K, dated April 1, 2002.

(4)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 0-23278).