Form 10-Q
period 2008-03-31
BRAZIL FAST FOOD CORP
filed 2008-05-15
CIK 914537

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008
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
Yes ☑     No ☐
As of May 11, 2008 there were issued 8,427,927 shares of the Registrant’s Common Stock, par value $0.0001.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “larger accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑

ITEM 1. FINANCIAL STATEMENTS.
BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
(in thousands of Brazilian Reais, except share amounts)

	March 31,		December 31,
	2008		2007
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	R$	9,718	R$	7,345
Inventories		3,170		3,278
Accounts receivable
Clients		1,810		2,282
Franchisees		5,677		7,182
Allowance for doubtful accounts		(847)		(847)
Prepaid expenses		2,056		1,401
Other current assets		1,448		2,267

TOTAL CURRENT ASSETS		23,032		22,908

PROPERTY AND EQUIPMENT, NET		19,488		19,536

DEFERRED TAX ASSET		8,886		8,886

DEFERRED CHARGES, NET		4,390		4,567

OTHER RECEIVABLES AND OTHER ASSETS		6,101		5,845

TOTAL ASSETS	R$	61,897	R$	61,742

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Notes payable	R$	2,741	R$	4,010
Accounts payable and accrued expenses		6,232		6,606
Payroll and related accruals		3,377		2,924
Dividend payable		717		—
Income taxes accruals		198		—
Taxes, other than income taxes		542		1,069
Deferred income		1,034		956
Reassessed taxes		1,696		1,696
Other current liabilities		66		70

TOTAL CURRENT LIABILITIES		16,603		17,331

DEFERRED INCOME, less current portion		4,468		4,626

NOTES PAYABLE, less current portion		780		961

CONTINGENCIES AND REASSESSED TAXES, less current portion		15,193		15,305

TOTAL LIABILITIES		37,044		38,223

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 5,000 shares authorized; no shares issued				—
Common stock, $.0001 par value, 12,500,000 shares authorized; 8,427,927 and 8,404,177 shares issued 8,199,887 and 8,177,687 shares outstanding		1		1
Additional paid-in capital		61,032		60,988
Treasury Stock (228,040 and 226,490 shares)		(1,075)		(1,060)
Accumulated Deficit		(33,984)		(35,296)
Accumulated comprehensive loss		(1,121)		(1,114)

TOTAL SHAREHOLDERS’ EQUITY		24,853		23,519

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	R$	61,897	R$	61,742

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
(in thousands of Brazilian Reais, except share amounts)

	Three Months Ended March 31,
	2008		2007
REVENUES
Net revenues from own-operated restaurants	R$	20,628	R$	21,243
Net revenues from franchisees		4,965		4,463
Revenues from supply agreements		2,748		1,828
Other income		1,087		127

TOTAL REVENUES		29,428		27,661

Store Costs and Expenses		(21,190)		(19,903)
Franchise Costs and Expenses		(1,170)		(729)
Marketing Expenses		(536)		400
Administrative Expenses		(3,870)		(3,095)
Other Operating Expenses		(367)		(431)
Net result of assets sold and impairment of assets		(17)		—

TOTAL OPERATING COST AND EXPENSES		(27,150)		(23,758)

OPERATING INCOME		2,278		3,903

Interest Income (Expense)		(96)		(151)

NET INCOME BEFORE INCOME TAX		2,182		3,752

Income taxes		(153)		(60)

NET INCOME	R$	2,029	R$	3,692

NET INCOME PER COMMON SHARE BASIC AND DILUTED	R$	0.25	R$	0.45

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC AND DILUTED		8,192,720		8,182,242

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss (Unaudited)
(in thousands of Brazilian Reais)

	Three Months Ended March 31,
	2008		2007
NET INCOME	R$	2,029	R$	3,692

Other comprehensive loss:
Foreign currency translation adjustment		(7)		(31)

COMPREHENSIVE INCOME	R$	2,022	R$	3,661

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
Consolidated Statements of Changes In Shareholders’ Equity (Unaudited)
(in thousands of Brazilian Reais)

				Additional							Accumulated
	Common Stock			Paid-In		Accumulated		Treasury			Comprehensive
	Shares	Par Value		Capital		(Deficit)		Stock			Loss	Total
Balance, December 31, 2007	8,177,687	R$	1	R$	60,988	R$	(35,296)	R$	(1,060)	R$	(1,114)	R$	23,519

Net Income							2,029						2,029

Exercise of options	23,750				44								44

Dividend payable							(717)						(717)

Cummulative translation adjustment	—										(7)		(7)

Acquisition of Company’s own shares	(1,550)								(15)				(15)

Balance, March 31, 2008	8,199,887	R$	1	R$	61,032	R$	(33,984)	R$	(1,075)	R$	(1,121)	R$	24,853

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(in thousands of Brazilian Reais)

	Three Months Ended March 31,
	2008		2007
CASH FLOW FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)	R$	2,029	R$	3,692
Adjustments to reconcile net income to cash provided by (used in) operating activities:

Depreciation and amortization		838		764
(Gain) Loss on assets sold, net		17		—

Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable		1,977		1,115
Inventories		108		178
Prepaid expenses and other current assets		164		170
Other assets		(256)		(316)
(Decrease) increase in:
Accounts payable and accrued expenses		(374)		(3,869)
Payroll and related accruals		453		362
Taxes other than income taxes		(329)		(417)
Other liabilities		(21)		639
Contingencies and reassessed taxes		(112)		(620)
Deferred income		(80)		(250)

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES		4,414		1,448

CASH FLOW FROM INVESTING ACTIVITIES:
Additions to property and equipment		(613)		(1,056)
Acquisition of Company’s own shares		(15)		—

CASH FLOWS USED IN INVESTING ACTIVITIES		(628)		(1,056)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares of common stock		44		—
Net Borrowings (Repayments) under lines of credit		(1,450)		—

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES		(1,406)		—

EFFECT OF FOREIGN EXCHANGE RATE		(7)		(31)

NET INCREASE IN CASH AND CASH EQUIVALENTS		2,373		361

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD		7,345		3,810

CASH AND CASH EQUIVALENTS AT END OF PERIOD	R$	9,718	R$	4,171

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(in thousands of Brazilian Reais)
NOTE 1 — FINANCIAL STATEMENT PRESENTATION
     The accompanying financial statements have been prepared by Brazil Fast Food Corp. (the “Company”), without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results for the quarter ended March 31, 2008 do not necessarily indicate the results that may be expected for the full year. Unless otherwise specified, all references in these financial statements to (i ) “Reais” or “R$” are to the Brazilian Real (singular), or to Brazilian Reais (plural), the legal currency of Brazil, and (ii ) “U.S. Dollars” or “$” are to United States’ dollars.
     Certain information and footnote disclosures prepared in accordance with generally accepted accounting principles and normally included in the financial statements have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
NOTE 2 — BUSINESS AND OPERATIONS
     Brazil Fast Food Corp. (the “Company”) was incorporated in the State of Delaware on September 16, 1992. During 1996, the Company acquired (the “Acquisition”) 100.0% of the capital of Venbo Comercio de Alimentos Ltda. (“Venbo”), a Brazilian limited liability company which conducts business under the trade name “Bob’s” and, directly or through franchisees, owns and operates a chain of hamburger fast food restaurants in Brazil.
     During the second half of 2004, Venbo established, in an association with a Brazilian individual (“Associate”), a new company, Suprilog Transportadora Ltda (“Suprilog”), to render transportation services at usual market value to Venbo, to Bob’s franchisees and to other Brazilian companies. During the first quarter of 2005, the Associate reach an agreement with Venbo, by which he left the joint venture and Venbo became wholly-owner of Suprilog. By the end of 2005, Venbo renegotiated the contract with one of the main suppliers, Fast Food Distributor Ltda. (“FBD” a non-affiliate company), considering different basis from the previous one, including logistics and transportation services. Because of such renewal, Venbo sold the main operating assets and liabilities of Suprilog to FBD, which is now providing the transportation. Suprilog operated the transportation business until the end of November 2005. As of March, 31, 2008 Suprilog was a non-operating company, and its financial statements are entirely consolidated in the accompanying financial statements.
     On December 2006, the Company set up a new holding company, called BFFC do Brasil Participações Ltda. (“BFFC do Brasil”, formerly 22N Participações Ltda.), via the capital contribution of the equity interest it held in Venbo. After this restructuring, completed on December 31, 2006, all of the Company’s businesses in Brazil are being consolidated through BFFC do Brasil, and Venbo is being prepared to conduct its business through three primary divisions: fast food restaurants, franchises and real estate.
     During the first quarter of 2007, the Company reached an agreement with Yum! Brands, owner of the KFC brand. By this agreement, BFFC do Brasil would to conduct the operations of KFC’s four directly owned and operated restaurants in Rio de Janeiro as a Yum! Brands’ franchisee. In order to operate the KFC brand in Brazil, the Company, through BFFC do Brasil, established a new subsidiary, named CFK Comércio de Alimentos Ltda. (“CFK”, formerly Clematis Indústria e Comércio de Alimentos e Participações Ltda.), which is responsible for managing, developing and expanding KFC’s chain in Brazil. CFK initiated its activities on April 1, 2007, and accordingly, the result of its operation is included in this report since that date. The Company acquired assets to run such business for the cost of R$1.

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
               Since the second quarter of 2000, the Company has been reaching a sequence of agreements with the Rio de Janeiro state government to settle unpaid taxes in installments. The last agreement with the Rio de Janeiro state government was settled during the third quarter of 2004. Through this last agreement, the fiscal authorities of Rio de Janeiro have computed some portions of the debt, promptly paid by the Company, at the amount of approximately R$681,915. Another portion of those unpaid taxes (R$414,628) was not recognized by the fiscal authorities at that time. The Company had accrued such amount as long-term liability until the third quarter of 2007. During the last quarter of 2007 the Rio de Janeiro state government issued a statement confirming that the Company no longer had past due tax debts. Therefore, the Company reversed such liability, obtaining a positive impact of such amount in the Consolidated Statement of Operations during the last quarter of 2007.
•	Federal taxes — PAES
                    Concerning the unpaid federal taxes and the Social Security penalties, the Company applied to join and was accepted into two subsequent amnesty programs offered by the Brazilian federal government (REFIS during 1999 and PAES during 2003).
                    The second amnesty program (PAES) included the balance of the previous federal tax amnesty program (REFIS) and unpaid 2001 and 2002 federal tax, as well as the Social Security penalties. The total debt included in such program is being paid in monthly installments, on a timely basis, equivalent to 1.5% of the Company’s gross sales, with interest accruing at rates set by the Brazilian federal government, which currently are 6.3% per year (6.5% per year in 2007).
                    During the first quarter of 2008, the Company paid approximately R$508,825 (R$500,097 in the first quarter of 2007) related to such Brazilian federal tax amnesty program, including R$92,257 (R$81,132 in 2007) of interests.
                    In February 2005, the Company compared its remaining debt regarding PAES with statements provided by the Brazilian Federal Government. Those statements reported that Company’s total debt would be greater than the figures in the Company’s balance sheet, in the amount of approximately R$3.2 million. During March, 2005, the Company filed a formal request with the Brazilian Federal Authorities, claiming to have its total debt reviewed. Such request, reconciled the amounts the Company had accrued at its accounting books to the amounts reported in the official statement at the same period. The Company believes that the amounts accrued at the balance sheet as of March 31, 2008 (total of R$12.1 million) are correct, however, there is no assurance that the outcome of this situation will derive further liability to the Company. As of March 31, 2007, the difference between such debt at the statements provided by the Brazilian Federal Government and the statements reported by the Company’s was R$4.3 million (R$2.9 million in 2007).

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

During 2005, the Company was ordered to pay a fine of approximately R$480,000 to a former employee. Despite the infrequency of this amount in labor processes, the Company is not guarded from receiving other labor claims in such high amount. During 2006 and 2007 the Company received other labor claims from formers employees. As of December 31, 2007 the Company ´s accounted for liabilities in the amount of R$1.7 million (R$1.8 million in 2006), which the Companys ´s Management, based on the opinion of its legal advisors, believes is sufficient to face Company ´s current labor contingencies.

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

Liabilities related to tax amnesty programs and litigation consist of the following:

R$ 000’	March 31, 2008 (unaudited)						December 31, 2007
					Long						Long
	Total		Current		Term		Total		Current		Term
	Liability		Liability		Liability		Liability		Liability		Liability
Reassessed taxes
Federal taxes (PAES)		12,047		1,696		10,351		12,383		1,696		10,687

Contingencies
ISS tax litigation		2,958				2,958		2,703		—		2,703
Labor litigation		1,662				1,662		1,700		—		1,700
Property leasing litigation		222				222		215		—		215

TOTAL	R$	16,889	R$	1,696	R$	15,193	R$	17,001	R$	1,696	R$	15,305

Other contingencies
- The Company purchased Venbo Comércio de Alimentos Ltda. (“Venbo”) from VENDEX in 1996. The Acquisition’s Purchase Agreement stated that Venbo’s former owner (“VENDEX”) would be responsible for off-balance liabilities derived from Venbo’s transactions prior to the Acquisition, limited to certain conditions. From 1997 to date, the Company has received several communications from the Brazilian fiscal authorities related to the period prior to the Acquisition and, accordingly, has forwarded those to VENDEX and its attorneys.
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
- In 2007, the Company was condemned to pay a compensation of R$1.2 million to a franchisee that alleged in court that the Company is responsible for having offered the operation of a store with guaranteed profitability. This franchisee has became a permanent debtor of Royalties and marketing contributions, and the Company, after failing a great exertion to improve his business, finally decided to interrupt his franchise contract and closed the stores explored by him. The Company’s legal advisors believe his argument contradicts franchise laws and the usual business practices of the Company and appealed managing to reduce the compensation to R$450,000. Although still appealing the franchise claim, the Company cannot predict the result of its appeal.

NOTE 5 — STOCK OPTION PLAN ACTIVITY
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
     During the first quarter of 2008, options to purchase an aggregate of 23,750 shares of common stock were exercised, having an aggregate purchase price of $25,175 equivalent to R$44,033.
     Intrinsic value for stock options is defined as the difference between the current market value and the exercise price. The total intrinsic value of stock options exercised during the first quarter ended March 31, 2008 was approximately $103,075. The total intrinsic value of options exercisable at March 31, 2008 is approximately $193,050 ($300,315 in March 31, 2007).
     There were no options canceled or expired during the three months ended March 31, 2008, under the Company’s Stock Option Plan.
NOTE 6 — TREASURY STOCK
     During the last quarter of 2004, the Company’s Board of Directors approved a stock repurchase plan covering the repurchase of as many as 200,000 shares of its own common stock. The plan goal is to optimize the cash generated in the United States and its repurchase limit has been increased by 200,000 shares on October 18, 2006.
     During the first quarter of 2008, the Company repurchased a total amount of 1,550 shares under the referred stock repurchase plan. During the first quarter of 2007, the Company did not repurchase any share related to such plan.
     During the quarter ended March 31, 2008, the Company’s total disbursement for these stock purchases totaled R$15,304. The Company’s accumulated disbursement for these transactions is R$1.1 million and is accounted for as a deduction of Paid in Capital, in the Shareholders’ Equity section of the accompanying balance sheets.
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
     Currently the majority of Company ´s operations are concentrated at the southeast region of Brazil. Regarding Bobs brand, as of March 31, 2008, from the total of 58 Company own-operated point of sales, 57 were located at the southeast region which provided 98.4% of total Net Revenues from Own-operated Restaurants. In addition, from the total of 532 franchise-operated point of sales, 289 were located at the same region, which provided 55.1% Net Revenues from Franchisees.
     Besides the Brazilian operations, the Bob’s brand is also present, through franchisees, in Angola, Africa. These operations are not material to our overall results.

     The following table presents the Company’s revenues, costs/expenses and operating income by segment.

R$ 000’	Results from own-stores operations
	March 31, 2008	March 31, 2007
	Three months	Three months
Revenues	20,628	21,243
Cost and expenses	(21,190)	(19,903)

Operating margin	(562)	1,340

R$ 000’	Results from franchise operations
	March 31, 2008	March 31, 2007
	Three months	Three months
Revenues	4,965	4,463
Cost and expenses	(1,170)	(729)

Operating margin	3,795	3,734

     KFC operations conducted by the company, provided, during the first quarter of 2008, revenues of R$2.5 million and a negative operating margin of R$0.2 million. There were no such KFC’s figures during the first quarter of 2007, since its operations started on April 1, 2007
     Cost and expenses that are exclusively related to own-operated stores — even the ones incurred at the headquarters — are considered in the item “Results from own-store operations”.
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
NOTE 8 — DIVIDENDS ACCRUED
     On February 28, 2008, the Company’s Board of Directors met and discussed the intention to payback to the Company’s shareholders the amount of $0.05 per share either as a one-time dividend or as return of capital. The Board of Directors expects to declare such payback during the second quarter of 2008. Accordingly, the company anticipated an accrual of R$717,000 in its balance sheet as of March 31, 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following MD&A is intended to help the reader understand the results of operations, financial condition, and cash flows of the Company. MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to the financial statements.
Special Note About Forward-Looking Statements
     Certain statements in Management’s Discussion and Analysis (“MD&A”), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the company’s Annual Report on Form 10-K for the year ended December 31, 2007. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.
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

RESULTS OF OPERATIONS — COMPARISON OF QUARTERS ENDED MARCH 31, 2008 AND 2007
(Amount in thousand of Brazilian Reais)
     The following table sets forth statement of operations for the quarters ended March 31, 2008 and 2007. All the operating figures were stated as a percentage of total revenues. However the specific discussions of store cost and expenses and franchise expenses also include the evolution of such figures stated as a percentage of the Net revenues from own-operated restaurants and Net Franchise Revenues, respectively.

R$ 000’	3 Months			3 Months
	Ended			Ended
	31-Mar-08%			31-Mar-07%
REVENUES
Net Revenues from Own-operated Restaurants	R$	20,628	70.1%	R$	21,243	76.8%
Net Revenues from Franchisees		4,965	16.9%		4,463	16.1%
Revenues from Supply Agreements		2,748	9.3%		1,828	6.6%
Other Income		1,087	3.7%		127	0.5%

TOTAL REVENUES		29,428	100.0%		27,661	100.0%
OPERATING COST AND EXPENSES
Store Costs and Expenses		(21,190)	-72.0%		(19,903)	-72.0%
Franchise Costs and Expenses		(1,170)	-4.0%		(729)	-2.6%
Marketing Expenses		(536)	-1.8%		400	1.4%
Administrative Expenses		(3,870)	-13.2%		(3,095)	-11.2%
Other Operating Expenses		(367)	-1.2%		(431)	-1.6%
Net result of assets sold and impairment of assets		(17)	-0.1%		—	0.0%

TOTAL OPERATING COST AND EXPENSES		(27,150)	-92.3%		(23,758)	-85.9%

OPERATING INCOME		2,278	7.7%		3,903	14.1%

Interest Income (Expense)		(96)	-0.3%		(151)	-0.5%

NET INCOME BEFORE INCOME TAX		2,182	7.4%		3,752	13.6%

Income taxes		(153)	-0.7%		(60)	-0.3%

NET INCOME		2,029	9.8%		3,692	17.4%

Introduction
     During the quarter ended March 31, 2008, the Company’s operations were well-matched with a light overall increase of retail market activity in Brazil, which is heated due to wide credit facilities to consumers. However, such market is centered on the consumption of durable goods. The Company believes that this economic factor affected negatively its operations during the first quarter of 2008.
     In addition, the concentration of Company’s point of sales in the southeast of Brazil develop great correlation between high temperatures and selling products like ice-cream, sundaes, milkshake and soft drinks — which reach 45.0% of Company’s mix of sales. During the first quarter of 2008 the southeast region suffered with low-standard temperature and several rainy days, resulting in the reduction of Company ´s sales.
     The Company is working in order to reduce the influence of “high temperature” products in the mix of sales, while motivating the personnel training, accelerating stores remodeling, introducing new lay-out at its point of sales and purchasing new modern equipments.
Net Revenues from Own-Operated Restaurants
     Net restaurant sales for our company-owned retail outlets decreased R$ 0.6 million or 2.9%, to R$20.6 million for the three months ended March 31, 2008 as compared to R$21.2 million for the three months ended March 31, 2007.
     Under the criteria of same store sales, which only includes stores that have been open for more than one year, net restaurant sales decreased approximately 6.2% for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007.
     Overall restaurant sales decreased due the issues discussed above and due to the reduced number of point of sales from 63 at March 31, 2007 to 58 at March 31, 2008. Such decrease was partially offset by the beginning of KFC brand operation on April, 2007, which brought 4 new points of sales with additional sales of approximately R$2.5 million.
Net Franchise Revenues
     Net Franchise revenues are comprised of initial fees (amount due at the signing of a new franchise contract) and royalty fees (derived from a percentage on the sales of the stores operated by franchisees), as set forth below:

R$ 000’	3 months ended March 31,
	2008	2007
Net Franchise Royalty Fees	4,471	3,896
Initial Fee	494	567

Net Franchise Revenues	4,965	4,463

     Net Franchise revenues increased R$0.5 million or 11.2%, to R$5.0 million for the three months ended March 31, 2008 as compared to R$4.5 million for the three months ended March 31, 2007.
     This increase is attributable to the growth of Company’s franchise business from 475 retail outlets as of March 31, 2007 to 532 as of March 31, 2008.
     The decrease on initial fee in 2008 is mainly attributable to changes in the Franchise Agreements, which derived not only changes on agreement terms (from 10 to 5 years), but also on the average initial fees from R$90,000 to R$60,000.

     In addition of royalty fees and initial fees, the Company receives from franchisees marketing contributions which represent franchise contributions to finance corporate marketing investments and are accounted for as discussed at Marketing (Expenses) Income
Revenue from Supply Agreements and Other Income
     The Company may obtain income from its suppliers when agreements are settled to exclusively use certain products from a supplier or when agreements are settled with performance bonus to be reached.
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
Store Costs and Expenses
     As a percentage of Total revenues, Store costs and expenses were (72.0%) and (72.0%) for the quarters ended March 31, 2008 and 2007, respectively.
     Analyzing as a segment (own-stores operations), Store cost and expenses had the following evolution towards Net revenues from own-operated restaurants:

R$ 000’	3 Months		3 Months
	Ended		Ended
	3/31/2008%		3/31/2007%
STORE RESULTS
Net Revenues from Own-operated Restaurants	20,628	100.0%	21,243	100.0%
Store Costs and Expenses
Food, Beverage and Packaging	(7,888)	-38.2%	(7,720)	-36.3%
Payroll & Related Benefits	(5,591)	-27.1%	(5,009)	-23.6%
Restaurant Occupancy	(2,395)	-11.6%	(2,264)	-10.7%
Contracted Services	(2,721)	-13.2%	(2,639)	-12.4%
Depreciation and Amortization	(641)	-3.1%	(576)	-2.7%
Other Store Costs and Expenses	(1,954)	-9.5%	(1,695)	-8.0%
Total Store Costs and Expenses	(21,190)	-102.7%	(19,903)	-93.7%

STORE OPERATING INCOME	(562)	-2.7%	1,340	6.3%

Food, Beverage and Packaging Costs
     As a percentage of Net revenues from own-operated restaurants, food, beverage and packaging costs were (38.2%) and (36.3%) for the three months ended March 31, 2008 and 2007, respectively.
     The percentage increase of cost of food, beverage and packaging was due to increases of the purchase price of all main products: bread, meat and chicken hamburger, French fries, ice cream and soft drinks.
     The reduction of costs related to logistics and distribution of our main raw materials partially offset the cost increases.

Payroll & Related Benefits
     As a percentage of Net revenues from own-operated restaurants, store payroll and related benefits increased from (23.6%) for the three months ended March 31, 2007 to (27.1%) for the same period ended March 31, 2008.
     Payroll & Related Benefits had their nominal figures stabilized from 2007 to 2008. However, the decline of restaurant sales, joined with raises of Company’s store personnel salaries of approximately 5.9% provided by union-driven agreements (which also derived higher social charges that are computed based on employees salaries) increased the 2008 percentage.
Restaurant Occupancy Costs and Other Expenses
     Restaurant occupancy costs and other expenses expressed as a percentage of Net revenues from own-operated restaurants were approximately (11.6%) and (10.7%) for the three months ended March 31, 2008 and 2007, respectively.
     Restaurant occupancy costs had their nominal figures almost stabilized from 2007 to 2008. However, the decline of restaurant sales, joined with higher condominium costs, increased the 2008 percentage.

Contracted Services
     Expenses related to contracted services expressed as a percentage of Net revenues from own-operated restaurants were approximately (13.2%) and (12.4%) for the three months ended March 31, 2008 and 2007, respectively.
     Besides the decline of restaurant sales, this increase is mainly attributable to the increase money collection costs, as well as increases of telecommunication, water and gas consumption costs.
     This increase was partially offset by decreases in the costs of electricity and maintenance.
Depreciation and Amortization (Stores and Headquarters)
     As a percentage of Net revenues from own-operated restaurants, depreciation and amortization were approximately (3.1%) and (2.7%) for the three months ended March 31, 2008 and 2007, respectively.
     The increase in Depreciation and amortization is attributable to store equipment modernization and to stores remodeling.
Other Store Cost and Expenses
     Other store cost and expenses expressed as a percentage of Net revenues from own-operated restaurants were approximately (9.5%) and (8.0%) for the three months ended March 31, 2008 and 2007, respectively.
     Other store cost and expenses increase is mainly attributable to the increase of costs related to cleaning and consumption material. This increase was partially offset by lower expenses related to special events that the Company takes part.
Franchise Costs and Expenses
     As a percentage of Total Revenues, Franchise costs and expenses were (4.0%) and (2.6%) for the quarters ended March 31, 2008 and 2007, respectively.
     Analyzing as a segment (franchise operations), Franchise costs and expenses had the following evolution towards Net Franchise revenues:

R$ 000’	3 Months		3 Months
	Ended		Ended
	3/31/2008%		3/31/2007%
FRANCHISE RESULTS

Net Revenues from Franchisees	4,965	100.0%	4,463	100.0%
Franchise Costs and Expenses	(1,170)	-23.6%	(729)	-16.3%

FRANCHISE OPERATING INCOME	3,795	76.4%	3,734	83.7%

     Franchise costs and expenses expressed as a percentage of net franchise revenues were approximately (23.6%) and (16.3%) for the three months ended March 31, 2008 and 2007, respectively.
     This increase is attributable the growth of franchise business and the related necessity to spread its infra-structure. Accordingly, there were increases of franchise department personnel and their compensation, as well as increase on occupancy costs, consulting services and traveling expenses in 2008.

Marketing, General and Administrative (Expenses) Income
Marketing (Expenses) Income
     According to our franchise agreements, the marketing fund we have dedicated to advertising and promotion is comprised of financial contributions paid by the franchisees and also by the contributions due by the Company. The fund resources are administrated by the Company and must be used in the common interest of Bob ´s chain, through the best marketing department efforts, to increase its restaurant sales.
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
     The Company primarily invests the marketing fund resources on nationwide advertising programs (commercials or sponsorship on TV, radio and outdoors). The Company’s franchisees may also directly invest in advertising and promotions for their own stores, upon previous consent from the Company, which freely decides whether the cost of such single advertisement or promotion could be deducted from the marketing contribution owed.
     The marketing fund expenses on advertising and promotions is recognized as incurred and amounted R$ 4.7 million and R$5.2 million for the three months ended March 31, 2008 and 2007, respectively.
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
     The balances presented on March 31, 2008 in the caption Marketing Fund represent contributions made by Venbo and by the franchisees, but not used in campaigns yet, thus, these balances are, as agreed with the franchisees chain, an obligation of Venbo on that date.
     As a percentage of total revenues, marketing expenses were approximately (1.8%) and 1.4% for the three months ended March 31, 2008 and 2007, respectively. In the Consolidated Statements of Operations (Unaudited), the marketing (expenses) income represents the cash flow of marketing contributions and expenses imbalances. In the three months ended March 31, 2007 marketing contributions were higher than marketing expenses.
General and Administrative Expenses
     As a percentage of total revenues, general and administrative expenses were approximately (13.2%) and (11.2%) for the three months ended March 31, 2008 and 2007, respectively.
     This increase is attributable to increase in salaries, administrative personnel, information technology improvements, as well as new programs launched to motivate a differentiated service in Bob’s chain stores, through several new operational processes. Also, the Company retained external consultants services and hired a third party company to verify the stores operations compliance, reviewing own-operated and franchised stores activities.

Other Operating Expenses
     Other operating expenses are mainly comprised of uncollectible receivables, depreciation, preopening and non recurring expenses. The following table sets forth the breakdown of Other Operating Expenses:

	Three months ended
R$ 000’	March 31,
	2008		2007
Uncollectable receivables	R$	(116)	R$	(104)
Reassessed tax and other tax adjustments		—		86
Depreciation of Headquarters’ fixed assets		(197)		(188)
Preopening and other expenses		(54)		(225)

	R$	(367)	R$	(431)

     Other operating expenses expressed as a percentage of Total revenues were (1.2%), for the three months ended March 31, 2008 and (1.6%) for the three months ended March 31, 2007.
Impairment of Assets and Net Result of Assets Sold
     The Company usually reviews its fixed assets in accordance with SFAS 144, which requires that long-lived assets being disposed of be measured at the lower of carrying amount or fair value less cost to sell.
     During the quarter ended March 31, 2008, Company’s review in accordance with SFAS 144, derived no charge to the income statement.
Interest Expense
     As a percentage of net restaurant sales, net interest expense were approximately (0.3)% and (0.5)% for the three months ended March 31, 2008 and 2007, respectively.
     Interest Expense kept at the same level during 2007 and 2008.
Income Taxes
     As a percentage of net restaurant sales, income taxes were approximately (0.7)% and (0.3)% for the three months ended March 31, 2008 and 2007, respectively.
     The reduction of income taxes in 2007 as compared to prior years is a result of the equity restructuring in Brazil, through which it was set up a new holding company, BFFC do Brasil (see note 1 of the consolidated financial statements), via the capital contribution of the equity interest it held in Venbo. This transaction generated credits to income taxes on the amount of approximately R$200,000 per month. After this restructuring, completed on December 31, 2006, all of the Company’s businesses in Brazil is being consolidated through BFFC do Brasil.
     In January 2008, however, the computation of income taxes resulted in due amounts greater than the monthly tax credit, resulting in income tax payable.

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
     At year end, Company’s fiscal 2007 improved compared than those predicted in the previous year and its business projections still indicates positive results for the next 10 years. Therefore, as of December 31, 2007, the Company reduced its valuation allowance for the second year in a row and increased the caption Deferred Income Tax Assets in the balance sheet. Such adjustment also derived another positive impact of R$4.3 million on the income statement of the year 2007.
LIQUIDITY AND CAPITAL RESOURCES (Amounts in thousand of Brazilian reais)
A)	Introduction
     Since March 1996, we have funded Company’s cumulative operating losses of approximately R$33.3 million and made acquisitions of businesses and capital improvements (including remodeling of Company’s stores) by using cash remaining at the closing of Company’s acquisition of Venbo, by borrowing funds from various sources and from private placements of Company’s securities. As of March 31, 2008, we had cash on hand of approximately R$9.7 million — which includes investments funds of R$4.9 million — and a positive working capital of approximately R$6.4 million.
     Negative working capital has been shown in Company ´s financial statements for several years. In the past, debts denominated in other currency than Brazilian Reais have increased with maxi devaluation of the Brazilian Real in the beginning of 1999. A sequence of years with reduced sales, mainly due to a weak economic environment in Brazil, has worsened the situation and the Company was not able to pay some of its obligations, including taxes. In the following years those past due taxes were renegotiated with different levels of Brazilian Government and were parceled.
     With the improvement of Brazilian economy since 2002, the Company ´s total revenues increased and, joined to a capital injection of R$9.0 million, the Company started to reduce its liabilities position. In 2003 the Company, reschedule a great portion of its debts to long term. Continued improvement of sales conducted the Company to (i) drastically reduce its debts with financial institutions during 2005; and (ii) extinguish those debts and reverse its financial position to present time deposits with financial institutions at the end of 2006. The enhancement of collection rate from Company ´s franchisees — commencing in 2005 — also strengthened Company current assets. During 2007 and 2008, the Company maintained this positive scenario and together with resources provided by the renewal of Coca-Cola exclusivity agreement during 2008, was able to end up computing a positive working capital.
     For the quarter ended March 31, 2008, we had net cash provided by operating activities of R$4.1 million (R$1.5 million in 2007), net cash used in investing activities of R$0.6 million (R$1.1 million in 2007) and net cash provided by financing activities of R$1.4 million. Net cash used in investing activities was primarily the result of Company’s investment in property and equipment to improve Company’s retail operations, including new stores with KFC brand. Net cash used on financing activities was a result of Company’s repayment of borrowings from financial institutions.
     The Company has also invested in the financial market approximately R$4.9 million, re-purchasing 228,040 shares that, had considerably increased their value according to the over the counter market where they are negotiated.
     On February 28, 2008, the Company’s Board of Directors met and discussed the intention to payback to the Company’s shareholders the amount of $0.05 per share either as a one-time dividend or as return of capital. The Board of Directors expects to declare such payback during the second quarter of 2008. Accordingly, the company anticipated an accrual of R$717,000 in its balance sheet as of March 31, 2008.

B)	Debt Obligation — financial institutions
     As of March 31 2008, the Company had no debt obligation with financial institutions.

R$ 000’
	March 31,		December 31,
	2008		2007
Revolving lines of credit (a)	R$	1,961	R$	3,242
Leasing Facilities (b)		1,560		1,729

		3,521		4,971

Less: current portion		(2,741)		(4,010)

	R$	780	R$	961

     At March 31, 2008, future maturities of notes payable are as follows:

	R$ 000’
Remaining 2008	R$	2,546
2009		780
2010		195

	R$	3,521

(a)	Due on demand from two Brazilian financial institutions with interest rates of approximately 17.0% and guaranteed by certain officers and receivables.

(b)	Comprised of various lease facilities with Brazilian private institutions for the funding of store equipment; payable in 24 monthly payments, together with interests range from 12.9% per annum to 14.3% per annum;

C)	Debt Obligation — taxes
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
                    Since the second quarter of 2000, the Company has been reaching a sequence of agreements with the Rio de Janeiro state government to settle unpaid taxes in installments. The last agreement with the Rio de Janeiro state government was settled during the third quarter of 2004. Through this last agreement, the fiscal authorities of Rio de Janeiro have computed some portions of the debt, promptly paid by the Company, at the amount of approximately R$681,915. Another portion of those unpaid taxes (R$414,628) was not recognized by the fiscal authorities at that time. The Company had accrued such amount as long-term liability until the third quarter of 2007. During the last quarter of 2007 the Rio de Janeiro state government issued a statement confirming that the Company no longer had past due tax debts. Therefore, the Company reversed such liability, obtaining a positive impact of such amount in the Consolidated Statement of Operations during the last quarter of 2007.
•	Federal taxes — PAES
                    Concerning the unpaid federal taxes and the Social Security penalties, the Company applied to join and was accepted into two subsequent amnesty programs offered by the Brazilian federal government (REFIS during 1999 and PAES during 2003).
                    The second amnesty program (PAES) included the balance of the previous federal tax amnesty program (REFIS) and unpaid 2001 and 2002 federal tax, as well as the Social Security penalties. The total debt included in such program is being paid in monthly installments, on a timely basis, equivalent to 1.5% of the Company’s gross sales, with interest accruing at rates set by the Brazilian federal government, which currently are 6.3% per year (6.5% per year in 2007).
                    During the first quarter of 2008, the Company paid approximately R$508,825 (R$500,097 in the first quarter of 2007) related to such Brazilian federal tax amnesty program, including R$92,257 (R$81,132 in 2007) of interests.
                    In February 2005, the Company compared its remaining debt regarding PAES with statements provided by the Brazilian Federal Government. Those statements reported that Company’s total debt would be greater than the figures in the Company’s balance sheet, in the amount of approximately R$3.2 million. During March, 2005, the Company filed a formal request with the Brazilian Federal Authorities, claiming to have its total debt reviewed. Such request, reconciled the amounts the Company had accrued at its accounting books to the amounts reported in the official statement at the same period. The Company believes that the amounts accrued at the balance sheet as of March 31, 2008 (total of R$12,047,000) are correct, however, there is no assurance that the outcome of this situation will derive further liability to the Company. As of March 31, 2008, the difference between such debt at the statements provided by the Brazilian Federal Government and the statements reported by the Company’s was R$4.3 million (R$2.9 million in 2007).
                    For the remaining period of 2008, we expect to pay approximately R$1.3 million pursuant to the federal tax amnesty program.

D)	Other Obligations
     We also have long-term contractual obligations in the form of operating lease obligations related to Company’s owned and operated stores.
     The future minimum lease payments under those obligations with an initial or remaining noncancelable lease terms in excess of one year at March 31, 2008 are as follows:

R$ 000’
	Contractual
Fiscal Year	Leases
Remaining 2008	R$	3,053
2009		3,271
2010		2,466
2011		1,949
2012		876
Thereafter		560

	R$	12,175

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

R$ 000’
	Contractual
Fiscal Year	Leases		Fiscal Debt		Loans Payable		Total
Remaining 2008	R$	3,053	R$	1,696	R$	2,546	R$	7,295
2009		3,271		1,035		780		5,086
2010		2,466		1,035		195		3,696
2011		1,949		1,035		—		2,984
2012		876		1,035		—		1,911
Thereafter		560		6,211		—		6,771

	R$	12,175	R$	12,047	R$	3,521	R$	27,743

     Lease obligations are usually restated in accordance to Brazilian inflation (see disclose the latest recent annual rates at Background, ITEM 7 of this report). Fiscal debts are due with interests, which rates are discussed on letter C above. All the amounts disclosed on the previous tables include interest incurred up to March 31, 2008 on an accrual basis.
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
     In general, franchisees monthly contribute with 4.0% of their gross sales to the marketing fund, and since 2006, the Company is also committed to invest 4.0% of its own-operated restaurant sales (sales derived from special events are not subject to such contribution). These contributions can be deducted by an amount previously agreed with the Company’s franchisees, today of 10.0% of the total marketing fund contributions, to balance the Company’s marketing department expenses. However, the total of marketing investments may be greater than 4.0% of combined sales, if there is any supplier additional contribution (joint marketing programs) or if the Company use additional own cash on marketing programs.
     The marketing fund sources are not required to be invested during the same month or year that they were received, but they must be used in subsequent periods.
     The balances presented on March 31, 2008 in the caption Marketing Fund represent contributions made by Venbo and by the franchisees, but not used in campaigns yet, thus, these balances are, as agreed with the franchisees chain, an obligation of Venbo on that date.
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
     In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which is an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 establish the cumulative effect of the change in accounting principle to be recorded as an adjustment to retained earnings. The Company adopted FIN 48 effective January 1, 2007, as required, however, its adoption did not derived material effects on the Company’s Consolidated financial statements.
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
Limitations on the Effectiveness of Controls
     A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving its objectives. Our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
     We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.
ITEM 1A. RISK FACTORS.
     An investment in our securities involves a high degree of risk. There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 that was filed with the Securities and Exchange Commission on April 4, 2008.
ITEM 6. EXHIBITS.
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
Date: May 15, 2008

BRAZIL FAST FOOD CORP.
By:	/s/ Ricardo Figueiredo Bomeny
Ricardo Figueiredo Bomeny
Chief Executive Officer and acting Chief Financial Officer