Form 10-Q
period 2008-06-30
BRAZIL FAST FOOD CORP
filed 2008-08-14
CIK 914537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008
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
Yes ☑     No ☐
As of August 14, 2008 there were issued 8,427,927 shares of the Registrant’s Common Stock, par value $0.0001.
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
Yes ☐     No ☑

ITEM 1. FINANCIAL STATEMENTS.
BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
(in thousands of Brazilian Reais, except share amounts)

	June 30,		December 31,
	2008		2007
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	R$	10,329	R$	7,345
Inventories		2,130		3,278
Accounts receivable
Clients		1,998		2,282
Franchisees		6,192		7,182
Allowance for doubtful accounts		(847)		(847)
Prepaid expenses		2,076		1,401
Other current assets		1,572		2,267

TOTAL CURRENT ASSETS		23,450		22,908

PROPERTY AND EQUIPMENT, NET		20,641		19,536

DEFERRED CHARGES, NET		3,640		4,567

DEFERRED TAX ASSET		8,886		8,886

OTHER RECEIVABLES AND OTHER ASSETS		6,379		5,845

TOTAL ASSETS	R$	62,996	R$	61,742

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Notes payable	R$	1,470	R$	4,010
Accounts payable and accrued expenses		5,433		6,606
Payroll and related accruals		3,723		2,924
Income taxes accruals		193		—
Taxes, other than income taxes		842		1,069
Current portion of Deferred income		937		956
Current portion of Reassessed taxes		1,696		1,696
Other current liabilities		66		70

TOTAL CURRENT LIABILITIES		14,360		17,331

DEFERRED INCOME, less current portion		8,309		4,626

NOTES PAYABLE, less current portion		742		961

CONTINGENCIES AND REASSESSED TAXES, less current portion (note 4)		15,101		15,305

TOTAL LIABILITIES		38,512		38,223

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 5,000 shares authorized; no shares issued		—		—
Common stock, $.0001 par value, 12,500,000 shares authorized;
8,427,927 and 8,404,177 shares issued
8,149,987 and 8,177,687 shares outstanding		1		1
Additional paid-in capital		61,032		60,988
Treasury Stock (277,940 and 226,490 shares)		(1,493)		(1,060)
Accumulated Deficit		(33,904)		(35,296)
Accumulated comprehensive loss		(1,152)		(1,114)

TOTAL SHAREHOLDERS’ EQUITY		24,484		23,519

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	R$	62,996	R$	61,742

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
(in thousands of Brazilian Reais, except share amounts)

	Six Months Ended June 30,
	2008		2007
REVENUES

Net Revenues from Own-operated Restaurants	R$	39,167	R$	38,345
Net Revenues from Franchisees		10,116		8,439
Revenues from Supply Agreements		4,126		3,310
Other Income		1,573		1,748

TOTAL REVENUES		54,982		51,842

OPERATING COST AND EXPENSES
Store Costs and Expenses		(40,975)		(36,764)
Franchise Costs and Expenses		(2,854)		(1,467)
Marketing Expenses		(220)		(1,008)
Administrative Expenses		(7,530)		(6,901)
Other Operating Expenses		(1,111)		(432)
Net result of assets sold and impairment of assets		(24)		—

TOTAL OPERATING COST AND EXPENSES		(52,714)		(46,572)

OPERATING INCOME		2,268		5,270

Interest Expense, net		(47)		(259)

NET INCOME BEFORE INCOME TAX		2,221		5,011

Income taxes		(153)		(60)

NET INCOME	R$	2,068	R$	4,951

NET INCOME PER COMMON SHARE BASIC AND DILUTED	R$	0.25	R$	0.61

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC AND DILUTED		8,179,731		8,176,433

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
(in thousands of Brazilian Reais, except share amounts)

	Three Months Ended June 30,
	2008		2007
REVENUES
Net Revenues from Own-operated Restaurants	R$	18,539	R$	17,102
Net Revenues from Franchisees		5,151		3,976
Revenues from Supply Agreements		1,378		1,482
Other Income		486		1,621

TOTAL REVENUES		25,554		24,181

OPERATING COST AND EXPENSES
Store Costs and Expenses		(19,785)		(16,861)
Franchise Costs and Expenses		(1,684)		(738)
Marketing Expenses		316		(1,408)
Administrative Expenses		(3,660)		(3,806)
Other Operating Expenses		(744)		(1)
Net result of assets sold and impairment of assets		(7)		—

TOTAL OPERATING COST AND EXPENSES		(25,564)		(22,814)

OPERATING INCOME		(10)		1,367

Interest Expenses, net		49		(108)

NET INCOME BEFORE INCOME TAX		39		1,259

Income taxes		—		—

NET INCOME	R$	39	R$	1,259

NET INCOME PER COMMON SHARE BASIC AND DILUTED	R$	0.00	R$	0.15

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC AND DILUTED		8,166,961		8,171,688

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss (Unaudited)
(in thousands of Brazilian Reais)

	Six Months Ended June 30,				Three Months Ended June 30,
	2008		2007		2008		2007

NET INCOME	R$	2,068	R$	4,951	R$	39	R$	1,259
Other comprehensive loss:
Foreign currency translation adjustment		(38)		(71)		(225)		(124)

COMPREHENSIVE INCOME (LOSS)	R$	2,030	R$	4,880	R$	(186)	R$	1,135

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
Consolidated Statements of Changes In Shareholders’ Equity (Unaudited)
(in thousands of Brazilian Reais)

				Additional							Accumulated
	Common Stock			Paid-In		Accumulated		Treasury			Comprehensive
	Shares	Par Value		Capital		(Deficit)		Stock			Loss	Total

Balance, December 31, 2007	8,177,687	R$	1	R$	60,988	R$	(35,296)	R$	(1,060)	R$	(1,114)	R$	23,519

Net Income							2,068						2,068

Exercise of options	23,750				44								44

Paid dividend							(676)						(676)

Cummulative translation adjustment	—										(38)		(38)

Acquisition of Company’s own shares	(51,450)								(433)				(433)

Balance, June 30, 2008	8,149,987	R$	1	R$	61,032	R$	(33,904)	R$	(1,493)	R$	(1,152)	R$	24,484

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(in thousands of Brazilian Reais)

	Six Months Ended June, 30
	2008		2007
CASH FLOW FROM OPERATING ACTIVITIES:
NET INCOME	R$	2,068	R$	4,951
Adjustments to reconcile net income to cash provided by (used in) operating activities:

Depreciation and amortization		1,648		(1,168)
(Gain) Loss on assets sold, net		24		—

Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable		1,250		971
Inventories		1,148		(336)
Prepaid expenses and other current assets		20		(779)
Other assets		(534)		(731)
(Decrease) increase in:
Accounts payable and accrued expenses		(1,173)		(2,991)
Payroll and related accruals		799		180
Taxes other than income taxes		(34)		(530)
Other liabilities		(4)		696
Contingencies and reassessed taxes		(204)		(1,228)
Deferred income		3,664		(501)

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES		8,672		1,255

CASH FLOW FROM INVESTING ACTIVITIES:
Additions to property and equipment		(1,826)		(5,240)
Acquisition of Company’s own shares		(433)		(235)
CASH FLOWS USED IN INVESTING ACTIVITIES		(2,259)		(5,475)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares of common stock		44		—
Dividend paid		(676)		—
Net Borrowings (Repayments) under lines of credit		(2,759)		3,547

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES		(3,391)		3,547

EFFECT OF FOREIGN EXCHANGE RATE		(38)		(71)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		2,984		(744)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD		7,345		3,810

CASH AND CASH EQUIVALENTS AT END OF PERIOD	R$	10,329	R$	3,066

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(in thousands of Brazilian Reais)
NOTE 1 — FINANCIAL STATEMENT PRESENTATION
     The accompanying financial statements have been prepared by Brazil Fast Food Corp. (the “Company”), without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results for the quarter ended June 30, 2008 do not necessarily indicate the results that may be expected for the full year. Unless otherwise specified, all references in these financial statements to (i ) “Reais” or “R$” are to the Brazilian Real (singular), or to Brazilian Reais (plural), the legal currency of Brazil, and (ii ) “U.S. Dollars” or “$” are to United States’ dollars.
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
     During the second half of 2004, Venbo established, in an association with a Brazilian individual (“Associate”), a new company, Suprilog Transportadora Ltda (“Suprilog”), to render transportation services at usual market value to Venbo, to Bob’s franchisees and to other Brazilian companies. During the first quarter of 2005, the Associate reached an agreement with Venbo, by which he left the joint venture and Venbo became wholly-owner of Suprilog. By the end of 2005, Venbo renegotiated the contract with one of the main suppliers, Fast Food Distributor Ltda. (“FBD” a non-affiliate company), considering different basis from the previous one, including logistics and transportation services. Because of such renewal, Venbo sold the main operating assets and liabilities of Suprilog to FBD, which is now providing the transportation. Suprilog operated the transportation business until the end of November 2005. Although as of June, 30, 2008 Suprilog was a non-operating company, its financial statements are entirely consolidated in the accompanying financial statements.
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
     During the first quarter of 2007, the Company reached an agreement with Yum! Brands, owner of the KFC brand. By this agreement, BFFC do Brasil started to conduct the operations of KFC’s four directly owned and operated restaurants in Rio de Janeiro as a Yum! Brands’ franchisee. In order to operate the KFC brand in Brazil, the Company, through BFFC do Brasil, established a new subsidiary, named CFK Comércio de Alimentos Ltda. (“CFK”, formerly Clematis Indústria e Comércio de Alimentos e Participações Ltda.), which is responsible for managing, developing and expanding KFC’s chain in Brazil. CFK initiated its activities on April 1, 2007, and accordingly, the result of its operation is included in this report since that date. The Company acquired assets to run such business for the cost of R$1.

NOTE 3 — CONTINGENCIES AND REASSESSED TAXES
     Reassessed taxes
     During 1999, 2001 and in the beginning of 2002, certain Brazilian state and federal taxes levied on Venbo were not paid. In addition during 2002, Brazilian Social Security Authorities applied penalties against Venbo, by charging certain operating transactions not covered by Venbo’s previous calculation of Social Security contributions. Those debts were renegotiated in different moments and with different levels of Brazilian Government.
     Since June 2002, the Company and its subsidiaries have been paying all its current taxes on a timely basis.
     The tax debt evolution and their current status are summarized as follows:
•	Value added state tax — ICMS
     Since the second quarter of 2000, Venbo has been reaching a sequence of agreements with the Rio de Janeiro state government to settle unpaid taxes in installments. The last agreement with the Rio de Janeiro state government was settled during the third quarter of 2004. Through this last agreement, the fiscal authorities of Rio de Janeiro have computed some portions of the debt, promptly paid by Venbo, at the amount of approximately R$681,915. Another portion of those unpaid taxes (R$414,628) was not recognized by the fiscal authorities at that time. The Company had accrued such amount as long-term liability until the third quarter of 2007. During the last quarter of 2007 the Rio de Janeiro state government issued a statement confirming that Venbo no longer had past due tax debts. Therefore, the Company reversed such liability, obtaining a positive impact of such amount in the Consolidated Statement of Operations during the last quarter of 2007.
•	Federal taxes — PAES
     Concerning the unpaid federal taxes and the Social Security penalties, the Company applied to join and was accepted into two subsequent amnesty programs offered by the Brazilian federal government (REFIS during 1999 and PAES during 2003).
     The second amnesty program (PAES) included the balance of the previous federal tax amnesty program (REFIS) and unpaid 2001 and 2002 federal tax, as well as the Social Security penalties. The total debt included in such program is being paid in monthly installments, on a timely basis, equivalent to 1.5% of Venbo’s gross sales, with interest accruing at rates set by the Brazilian federal government, which currently are 6.25% per year (6.0% per year in 2007).
     During the first six months ended June 30, 2008, the Company paid approximately R$955,080 (1.1 million in the first semester of 2007) related to such Brazilian federal tax amnesty program, including R$168,338 (R$173,548 in 2007) of interests.
     In February 2005, the Company compared its remaining debt regarding PAES with statements provided by the Brazilian Federal Government. Those statements reported that Company’s total debt would be greater than the figures in the Company’s balance sheet, in the amount of approximately R$3.2 million. During March, 2005, the Company filed a formal request with the Brazilian Federal Authorities, claiming to have its total debt reviewed. Such request, reconciled the amounts the Company had accrued at its accounting books to the amounts reported in the official statement at the same period. The Company believes that the amounts accrued at the balance sheet as of June 30, 2008 (total of R$11.7 million) are correct, however, there is no assurance that the outcome of this situation will derive further liability to the Company. As of June 30, 2008, the difference between such debt at the statements provided by the Brazilian Federal Government and the statements reported by the Company’s was R$4.8 million (R$4.4 million in 2007).

     Contingencies
•	ISS litigation

ISS is a tax charged by Brazilian cities on services rendered by Brazilian companies.

None of the Company’s revenues were subject to such tax until 2003, but in the beginning of 2004 a new ISS legislation has been implemented and according to it, royalty fees should be included on the basis of ISS calculation.
Although the Company is claiming in court that royalty fees should not be considered payment for services rendered and therefore should not be subject to ISS taxation, the Company is depositing monthly with the court the amount claimed by ISS, while awaiting the court’s determination. In addition, the Company has accrued the claimed amounts as of June 30, 2008 (total of R$3.2 million).

The referred change in the ISS tax regulations motivated deep debates whether marketing funds and initial fees paid by franchisees could be considered as payment for service rendered by the ISS tax authorities. Because of that, the Company, together with its tax advisors, is adopting measures in order to avoid the charge of ISS against the marketing funds and initial fees.

•	Labor litigations

During 2005, the Company was ordered to pay a fine of approximately R$480,000 to a former employee. Despite the infrequency of this amount in labor processes, the Company is not guarded from receiving other labor claims in such high amount. During 2006, 2007 and 2008 the Company received other labor claims from formers employees. As of June 30, 2007 the Company ´s accounted for liabilities in the amount of R$1.6 million (R$1.7 million in 2007), which the Companys ´s Management, based on the opinion of its legal advisors, believes is sufficient to face Company ´s current labor contingencies.

•	Social security fines

During the last quarter of 2006, Brazilian Social Security Authorities applied fines of R$1.6 million against the Company, by charging certain employees benefits not covered by the Company’s previous calculation of Social Security contributions. During the first quarter of 2007, the Company paid R$ 979,638 related to such penalties. For the remaining amount of R$551,239 the Company obtained a reduction of such fine and paid R$334,000 to have it settled.

     Liabilities related to tax amnesty programs and litigation consist of the following:

R$ 000’	June 30, 2008 (unaudited)						December 31, 2007
					Long						Long
	Total		Current		Term		Total		Current		Term
	Liability		Liability		Liability		Liability		Liability		Liability
Reassessed taxes
Federal taxes (PAES)		11,723		1,696		10,027		12,383		1,696		10,687

Contingencies
ISS tax litigation		3,204		—		3,204		2,703		—		2,703
Labor litigation		1,640		—		1,640		1,700		—		1,700
Property leasing litigation		230		—		230		215		—		215

TOTAL	R$	16,797	R$	1,696	R$	15,101	R$	17,001	R$	1,696	R$	15,305

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
     During the six months ended June 30, 2008, options to purchase an aggregate of 23,750 shares of common stock were exercised, having an aggregate purchase price of $ 25,175 equivalent to R$44,033.
     There were no options canceled or expired during the six months ended June 30, 2008, under the Company’s Stock Option Plan.
     Intrinsic value for stock options is defined as the difference between the current market value and the exercise price. The total intrinsic value of stock options exercised during the first semester ended June 30, 2008 was approximately $ 103,075. The total intrinsic value of options exercisable at June 30, 2008 is approximately $233,550 ($279,800 in June 30, 2007).
NOTE 6 — TREASURY STOCK
     During the last quarter of 2004, the Company’s Board of Directors approved a stock repurchase plan covering the repurchase of as many as 200,000 shares of its own common stock. The plan goal is to optimize the cash generated in the United States and its repurchase limit has been increased by 200,000 shares on October 18, 2006.
     During the six months ended June 30 of 2008, the Company repurchased a total amount of 51,450 shares (23,194 shares in the same period of 2007) under the referred stock repurchase plan.
     During the six months ended June 30, 2008, the Company’s total disbursement for these stock purchases totaled R$ 433,338. The Company’s accumulated disbursement for these transactions is R$ 1.5 million and is accounted for as a deduction of Paid in Capital, in the Shareholders’ Equity section of the accompanying balance sheets.
NOTE 7 — SEGMENT INFORMATION
     Through our wholly-owned subsidiary Venbo, which conducts business under the trade name “Bob’s”, we own and, directly and through franchisees, operate the second largest fast food hamburger restaurant chain in Brazil. Since April 2007, we operate, through our wholly-owned subsidiary CFK, the KFC’s brand in Brazil.
     Currently the majority of Company ´s operations are concentrated at the southeast region of Brazil. Regarding Bobs brand, as of June 30, 2008, from the total of 57 Company own-operated point of sales, one was located at the southeast region which provided 98.2% of total Net Revenues from Own-operated Restaurants. In addition, from the total of 542 franchise-operated point of sales, 291 were located at the same region, which provided 55.5% Net Revenues from Franchisees.
     Besides the Brazilian operations, the Bob ´s brand is also present, through franchisees, in Angola, Africa. These operations are not material to the Company’s overall results.

     The following table presents the Company’s revenues, costs/expenses and operating income by segment, under Bob’s Brand.
Summary

R$ 000’	Results from own-stores operations
	June 30,2008		June 30,2007
	Six months	Three months	Six months	Three months

Revenues	39,167	18,539	38,345	17,102
Cost and expenses	(40,975)	(19,785)	(36,764)	(16,861)

Operating margin	(1,808)	(1,246)	1,581	241

R$ 000’	Results from franchise operations
	June 30,2008		June 30,2007
	Six months	Three months	Six months	Three months

Revenues	10,116	5,151	8,439	3,976
Cost and expenses	(2,854)	(1,684)	(1,467)	(738)

Operating margin	7,262	3,467	6,972	3,238

     KFC operations conducted by the company, provided, during the second quarter of 2008, the following figures:

	Results from KFC’s brand operation
	June 30, 2008		June 30, 2007
	Six months	Three months	Three months

Revenues	4,819	2,316	285
Cost and expenses	(4,770)	(2,451)	(930)

Operating margin	49	(135)	(645)

     There were no KFC’s figures for the period of six months ended June 30, 2007, since its operations started on April 1, 2007.
     Cost and expenses that are exclusively related to own-operated stores — even the ones incurred at the headquarters — are considered in the item “Results from own-store operations”.
     Cost and expenses that are exclusively related to franchisee operated stores — even the ones incurred at the headquarters — are considered in the item “Results from franchise operations”.

     There are items that support all activities, such as (i) administrative expenses (finance department collects the receivables from franchise but also reviews daily own store sales); (ii) selling expenses (our marketing campaigns enhance the sales of our stores as well as the sales of our franchisees); (iii) interest expense (income); (iv) income tax (benefits); (v) exclusivity and other agreements with suppliers; and (vi) extraordinary items. Such items were not included in none of the segment results disclosed in the tables above because (a) their segregation would require a high level of complexity and (b) the chief operating decision maker relies primarily on operating margins to assess the segment performance.
     Currently, besides the accounts receivables from franchisees (derived from franchise fees, royalties, and marketing fund), the Company does not have assets exclusively used at the franchise business. Accordingly, except for those receivables, assets presented in the Consolidated Balance Sheets are used at the restaurant operating business.
NOTE 8 — PAID DIVIDENDS
     On February 28, 2008, the Company’s Board of Directors met and discussed the intention to payback to the Company’s shareholders the amount of $ 0,05 per share either as a one-time dividend. The Board of Directors expects to declare such payback during the third quarter of 2008. Accordingly on May 6 of 2008, the company paid dividends in the amount of R$ 675.803.
NOTE 9 — SUBSEQUENT EVENT
     On August 5, 2008 the Company, through its wholly-owned holding subsidiary, BFFC do Brasil, signed an agreement with a North-American company, RCI -Restaurants Connection International Inc (“RCI”), for the acquisition of 60% of its Brazilian subsidiary, IRB — Internacional Restaurantes do Brasil (“IRB”). IRB operates 14 restaurants in the city of Sao Paulo — Brazil, as a franchisee of Pizza Hut (another Yum!’s brand), with annual revenues of around R$ 50.0 million.
     The remaining 40% of IRB is hold by another Brazilian company of which the current IRB’s CEO is the main stockholder. Such IRB Officer has been operating the stores for the last years and has been responsible for raising the company that had gone through a long period of operating losses.
     BFFC do Brasil will control and manage IRB.
     The transaction was closed on August 11, 2008, when BFFC do Brasil wired the amount of $ 5.5 million to RCI — the acquisition price defined as per the agreement referred above. The Company had the necessary cash for funding the transaction, however the Company’s officers, supported by the Board, decided to undertake a bank loan in order to fund such acquisition. Therefore, the Company ´s current cash will be reserved for working capital as well as for other projects, including the expansion of the KFC chain.

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

RESULTS OF OPERATIONS — COMPARISON OF THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Amount in thousand of Brazilian Reais)
     The following table sets forth certain operating data for the three and six months ended June 30, 2008 and 2007. All the operating figures were stated as a percentage of total revenues. However the specific discussions of store cost and expenses and franchise expenses also include the evolution of such figures stated as a percentage of the Net revenues from own-operated restaurants and Net Franchise Revenues, respectively.

R$ 000’	6 Months			6 Months			3 Months			3 Months
	Ended			Ended			Ended			Ended
	30-Jun-08%			30-Jun-07%			30-Jun-08%			30-Jun-07%
REVENUES
Net Revenues from Own-operated Restaurants	R$	39,167	71.2%	R$	38,345	74.0%	R$	18,539	72.5%	R$	17,102	70.7%
Net Revenues from Franchisees		10,116	18.4%		8,439	16.3%		5,151	20.2%		3,976	16.4%
Revenues from Supply Agreements		4,126	7.5%		3,310	6.4%		1,378	5.4%		1,482	6.1%
Other Income		1,573	2.9%		1,748	3.4%		486	1.9%		1,621	6.7%

TOTAL REVENUES		54,982	100.0%		51,842	100.0%		25,554	100.0%		24,181	100.0%

OPERATING COST AND EXPENSES
Store Costs and Expenses		(40,975)	-74.5%		(36,764)	-70.9%		(19,785)	-77.4%		(16,861)	-69.7%
Franchise Costs and Expenses		(2,854)	-5.2%		(1,467)	-2.8%		(1,684)	-6.6%		(738)	-3.1%
Marketing Expenses		(220)	-0.4%		(1,008)	-1.9%		316	1.2%		(1,408)	-5.8%
Administrative Expenses		(7,530)	-13.7%		(6,901)	-13.3%		(3,660)	-14.3%		(3,806)	-15.7%
Other Operating Expenses		(1,111)	-2.0%		(432)	-0.8%		(744)	-2.9%		(1)	0.0%
Net result of assets sold and impairment of assets		(24)	0.0%		—	0.0%		(7)	0.0%		—	0.0%

TOTAL OPERATING COST AND EXPENSES		(52,714)	-95.9%		(46,572)	-89.8%		(25,564)	-100.0%		(22,814)	-94.3%

OPERATING INCOME		2,268	4.1%		5,270	10.2%		(10)	0.0%		1,367	5.7%

Interest Income (Expense)		(47)	-0.1%		(259)	-0.5%		49	0.2%		(108)	-0.4%

NET INCOME BEFORE INCOME TAX		2,221	4.0%		5,011	9.7%		39	0.2%		1,259	5.2%

Income taxes		(153)	-0.4%		(60)	-0.2%		—	0.0%		—	0.0%

NET INCOME		2,068	5.3%		4,951	12.9%		39	0.2%		1,259	7.4%

Introduction
     The increase in sales related to 2007 are due to KFC revenues as the stores of this brand initiated the activities only in the second quarter last year. Bob’s own stores reduced sales in the first half of 2008 mainly because of the first quarter revenues. A raise of sales was verified in May and June 2008 representing 4% increase over 2007 and in July an expressive raise of 29.3% shows a good recovery of the activity. In fact, the marketing campaigns and the improvement of the climatic conditions are the most important factor of this growth. In the whole, during the six months ended June 30, 2008, the Company’s operations were well-matched with the retail market activity in Brazil. However, such market is centered on the consumption of durable goods. In addition, the increase of inflation in Brazil and subsequently the increase of basic interest rates at the end of the second quarter, started to reduce overall spending on consuming goods. The Company believes that this economic factor affected negatively its operations during the first semester of 2008.
Net Revenues from Own-Operated Restaurants
     Net restaurant sales for our company-owned retail outlets increased R$ 1.4 million or 8,4%, to R$18.5 million for the three months ended June 30, 2008 as compared to R$17.1 million for the three months ended June 30, 2007.
     Net restaurant sales for our company-owned retail outlets increased R$0.8 million or 2,1%, to R$39.2 million for the six months ended June 30, 2008 as compared to R$ 38.3 million for the same period ended June 30, 2007.
     Under the criteria of same store sales, which only includes stores that have been open for more than one year, net restaurant sales increased approximately 7.1% for the three months ended June 30, 2008 and the three months ended June 30, 2007, and decreased approximately 0.2% for the six months ended in the same period.
     The increase of Revenues is attributable to the beginning of KFC brand operation on April, 2007, which brought 4 new points of sales with additional sales of approximately R$2.5 million.
     Such increase was partially offset by decreases attributable to issues discussed above and due to the reduced number of Bobs brand point of sales from 61 at June 30, 2007 to 57 at June 30, 2008.
Net Franchise Revenues
     Net Franchise revenues are comprised of initial fees (amount due at the signing of a new franchise contract) and royalty fees (derived from a percentage on the sales of the stores operated by franchisees), as set forth below:

R$’000	Six months ended June 30,
	2008	2007

Net Franchise Royalty Fees	8,816	7,431
Initial Fee	1,300	1,008

Net Franchise Revenues	10,116	8,439

     Net franchise revenues increased R$1.2 million or 29,6%, to R$5.2 million for the three months ended June 30, 2008 from R$ 4.0 million for the three months ended June 30, 2007.
     Net franchise revenues increased R$1.7 million or 19,9%, to R$10.1 million for the six months ended June 30, 2008 from R$ 8.4 million for the six months ended June 30, 2007.
     This increase is attributable to the growth of Company’s franchise business from 481 retail outlets as of June 30, 2007 to 542 as of June 30, 2008.

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
Store Costs and Expenses
     As a percentage of Total revenues, Store costs and expenses were (77.4%) and (69.7%) for the quarters ended June 30, 2008 and 2007, respectively. As a percentage of Total revenues, Store costs and expenses were (74.5%) and (70.9%) for the semesters ended June 30, 2008 and 2007, respectively.
     Analyzing as a segment (own-stores operations), Store cost and expenses had the following evolution towards Net revenues from own-operated restaurants:

R$ 000’	6 Months		6 Months		3 Months		3 Months
	Ended		Ended		Ended		Ended
	6/30/2008%		6/30/2007%		6/30/2008%		6/30/2007%

STORE RESULTS
Net Revenues from Own-operated Restaurants	39,167	100.0%	38,345	100.0%	18,539	100.0%	17,102	100.0%
Store Costs and Expenses
Food, Beverage and Packaging	(15,282)	-39.0%	(14,099)	-36.8%	(7,394)	-39.9%	(6,379)	-37.3%
Payroll & Related Benefits	(11,095)	-28.3%	(9,445)	-24.6%	(5,504)	-29.7%	(4,436)	-25.9%
Restaurant Occupancy	(4,784)	-12.2%	(4,568)	-11.9%	(2,389)	-12.9%	(2,304)	-13.5%
Contracted Services	(4,992)	-12.7%	(5,011)	-13.1%	(2,271)	-12.2%	(2,372)	-13.9%
Depreciation and Amortization	(1,294)	-3.3%	(1,168)	-3.0%	(653)	-3.5%	(592)	-3.5%
Other Store Costs and Expenses	(3,528)	-9.0%	(2,473)	-6.4%	(1,574)	-8.5%	(778)	-4.5%
Total Store Costs and Expenses	(40,975)	-104.6%	(36,764)	-95.9%	(19,785)	-106.7%	(16,861)	-98.6%

STORE OPERATING INCOME	(1,808)	-4.6%	1,581	4.1%	(1,246)	-6.7%	241	1.4%

Food, Beverage and Packaging Costs
     As a percentage of net restaurant sales, food, beverage and packaging costs were (39,9%) and (37.3%) for quarters ended June 30, 2008 and 2007, respectively. As a percentage of net restaurant sales, food, beverage and packaging costs were (39,0%) and (36.8%) for semesters ended June 30, 2008 and 2007, respectively.
     The percentage increase of cost of food, beverage and packaging was due to increases of the purchase price of all main products: bread, meat and chicken hamburger, French fries, ice cream and soft drinks.The reduction of costs related to logistics and distribution of our main raw materials partially offset the cost increases.
     It was not possible to carry forward inflation increases to the sale prices of products due to market conditions and competitors strategies.
Payroll & Related Benefits
     As a percentage of net restaurant sales, store payroll and related benefits increased from (25.9%) for the three months ended June 30, 2007 to (29.7%) for the same period ended June 30, 2008. As a percentage of net restaurant sales, store payroll and related benefits increased from (24.6%) for the six months ended June 30, 2007 to (28.3%) for the same period ended June 30, 2008.
     Payroll & Related Benefits increases are mainly attributable to raises of Company’s store personnel salaries of approximately 5.85% provided by union-driven agreements (3.6% which also derived higher social charges that are computed based on employees salaries) and promotions.

Restaurant Occupancy Costs and Other Expenses
     Restaurant occupancy costs and other expenses expressed as a percentage of net restaurant sales were approximately (12.9%) and (13.5%) for the three months ended June 30, 2008 and 2007, respectively. Restaurant occupancy costs and other expenses expressed as a percentage of net restaurant sales were approximately (12.2%) and (11.9%) for the six months ended June 30, 2008 and 2007, respectively.
     Restaurant occupancy costs had their nominal figures almost stabilized from the six months ended June 30, 2007 to the same period of 2008. However, the decline of the percentage from the quarter ended June 30, 2007 to the quarter ended June 30, 2008 is mainly attributable to the closure of 4 stores and to the reduction o sales (some occupancy contracts are a % of sales.
Contracted Services
     Expenses related to contracted services expressed as a percentage of net restaurant sales were approximately (12.2%) and (13.9%) for the quarters ended June 30, 2008 and 2007, respectively.
     Expenses related to contracted services expressed as a percentage of net restaurant sales were approximately (12.7%) and (13.1%) for the periods of six months ended June 30, 2008 and 2007, respectively.
     These decreases are mainly attributable to reduction in the costs of electricity and reductions of contracted services as maintenance, security and call center.
     On the other hand, increases on money collection costs, as well as increases of water and gas prices partially offset the overall decrease.
Depreciation and Amortization (Stores and Headquarters)
     As a percentage of net restaurant sales, depreciation and amortization were approximately (3.5%) and (3.5%) for the three months ended June 30, 2008 and 2007, respectively.
     As a percentage of net restaurant sales, depreciation and amortization were approximately (3.3%) and (3.0%) for the six months ended June 30, 2008 and 2007, respectively.
     The increases in Depreciation and amortization are attributable to store equipment modernization and to stores remodeling.
Other Store Cost and Expenses
     Other store cost and expenses expressed as a percentage of net restaurant sales were approximately (8.5%) and (4.5%) for the three months ended June 30, 2008 and 2007, respectively.
     Other store cost and expenses expressed as a percentage of net restaurant sales were approximately (9.0%) and (6.4%) for the six months ended June 30, 2008 and 2007, respectively.
     Other store cost and expenses increases are mainly attributable to the increase of costs related to cleaning, office and consumption material.
Comments on store results
     Without the effect of inflation the cost of FBP would have been at the same level of 2007. The management directed all efforts to compensate extra costs and was partially successful in reducing the impact of this surprising inflation that affected in general all our expenses. Utility costs, services outsourced, maintenance and cleaning materials were in part reduced, in part increased under inflation.

Franchise Costs and Expenses
     As a percentage of Total revenues, Franchise costs and expenses were (6.6%) and (3.1%) for the quarters ended June 30, 2008 and 2007, respectively. As a percentage of Total revenues, Franchise costs and expenses were (5.2%) and (2.8%) for the semesters ended June 30, 2008 and 2007, respectively.
     Analyzing as a segment (franchise operations), Franchise costs and expenses had the following evolution towards Net Franchise revenues:

R$ 000’	6 Months		6 Months		3 Months		3 Months
	Ended		Ended		Ended		Ended
	6/30/2008%		6/30/2007%		6/30/2008%		6/30/2007%
FRANCHISE RESULTS
Net Revenues from Franchisees	10,116	100.0%	8,439	100.0%	5,151	100.0%	3,976	100.0%
Franchise Costs and Expenses	(2,854)	-28.2%	(1,467)	-17.4%	(1,684)	-32.7%	(738)	-18.6%

FRANCHISE OPERATING INCOME	7,262	71.8%	6,972	82.6%	3,467	67.3%	3,238	81.4%

     Franchise cost and expenses expressed as a percentage of net franchise revenues were approximately (32.7%) and (18.6%) for the periods of three months ended June 30, 2008 and 2007, respectively.
     Franchise cost and expenses expressed as a percentage net franchise revenues were approximately (28.2%) and (17.4%) for the periods of six months ended June 30, 2008 and 2007, respectively.
     This increase is attributable to the growth of franchise business and the related necessity to spread its infra-structure. Accordingly, there were increases of franchise department personnel and their compensation, as well as increase on occupancy costs, consulting services and traveling expenses in 2008.
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
     In general, franchisees monthly contribute with 4.0% of their monthly gross sales to the marketing fund, and since 2006, the Company is also committed to contribute with 4.0% of its own-operated restaurant monthly gross sales (sales derived from special events are not subject to such contribution). These contributions can be deducted by an amount previously agreed with the Company’s franchisees, today of 10.0% of the total marketing fund contributions, to balance the Company’s marketing department expenses. However, the total of marketing investments may be greater than 4.0% of combined sales, if there is any supplier additional contribution (joint marketing programs) or if the Company uses additional own cash on marketing advertising and promotion.
     The result on the line “Marketing Expenses” correspond to excess of marketing administration over the 10% paid by the fund and to KFC marketing actions for own stores.
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
     The Company recognizes its own advertising expense as incurred. Advertising investments, including own and franchisee expenditures, was R$9.8 million and R$9.3 million for the six months ended June 30, 2008 and 2007, respectively.

     The marketing fund resources are not required to be invested during the same month or year that they were received, but they must be used in subsequent periods.
     The balance of non-invested marketing fund as of June 30, 2008 amounts R$ 187 thousand and is recorded as accounts payable accrued expenses at the balance sheet.
     As a percentage of total revenues, marketing expenses were approximately 1.2% and (5.8%) for the three months ended June 30, 2008 and 2007, respectively.
     As a percentage of total revenues, marketing expenses were approximately (0.4%) and (1.9)% for the six months ended June 30, 2008 and 2007, respectively.
General and Administrative Expenses
     As a percentage of total revenues, general and administrative expenses were approximately (14.3%) and (15.7%) for the three months ended June 30, 2008 and 2007, respectively, and approximately (13.7%) and (13.3%) for the six months ended June 30, 2008 and 2007, respectively.
     The increase for the period of six months is attributable to increase in salaries of the administrative personnel, information technology improvements, as well as new programs launched to motivate a differentiated service in Bob’s chain stores, through several new operational processes.
     The decreased observed for the period of three months is attributable to the decrease of lower consulting expenses.
Other Operating Expenses
     Other operating expenses are mainly comprised of uncollectible receivables, depreciation, preopening and non recurring expenses. The following table sets forth the breakdown of Other Operating Expenses:

R$ 000’	Six months ended
	June 30,
	2008		2007
Uncollectable receivables	R$	(602)	R$	154
Depreciation of Headquarters’ fixed assets		(355)		(385)
Preopening and other expenses		(154)		(201)

	R$	(1,111)	R$	(432)

     Other operating expenses expressed as a percentage of Total Revenues were (2.3%), for the three months ended June 30, 2008 and (0.0%) for the three months ended June 30, 2007.
     Other operating expenses expressed as a percentage of Total Revenues were (2.6%), for the six months ended June 30, 2008 and (0.8%) for the three months ended June 30, 2007.
     During the second quarter of 2007, the Company received approximately R$310,000 of receivables which were previously written-off and expensed as uncollectible. Such amount was computed as a gain, reversing the doubtful receivable expenses incurred in that period.
Impairment of Assets and Net Result of Assets Sold
     The Company usually reviews its fixed assets in accordance with SFAS 144, which requires that long-lived assets being disposed of be measured at the lower of carrying amount or fair value less cost to sell.
     During the semesters ended June 30, 2008 and 2007, Company’s review in accordance with SFAS 144, derived no charge to the income statement.

Interest Expense
     As a percentage of total revenues, net interest expenses were approximately 0.2% and (0.4%) for the three months ended June 30, 2008 and 2007, respectively. As a percentage of total revenues, net interest expenses were approximately (0.1%) and (0.5%) for the six months ended June 30, 2008 and 2007, respectively.
     The decreases of Interest Expenses are the reflection of the reduction of Company’s indebtedness.
Income Taxes
     As a percentage of total revenues, income taxes were flat 0.0% for the three months ended June 30, 2008 and 2007, respectively.
     As a percentage of total revenues, income taxes were approximately (0.4%) and (0.2%) for the six months ended June 30, 2008 and 2007, respectively.
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
          Since March 1996, we have funded Company’s cumulative operating losses of approximately R$33,904 million and made acquisitions of businesses and capital improvements (including remodeling of Company’s stores) by using cash remaining at the closing of Company’s acquisition of Venbo, by borrowing funds from various sources and from private placements of Company’s securities. As of June 30, 2008, we had cash on hand of approximately R$10.3 million — which includes investments funds of R$9.5 million — and a positive working capital of approximately R$9.0 million.
          Negative working capital has been shown in Company ´s financial statements for several years. In the past, debts denominated in other currency than Brazilian Reais have increased with a maxi devaluation of the Brazilian Real in the beginning of 1999. A sequence of years with reduced sales, mainly due to a weak economic environment in Brazil, has worsened the situation and the Company was not able to pay some of its obligations, including taxes. In the following years those past due taxes were renegotiated with different levels of Brazilian Government and were parceled.
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
          For the quarter ended June 30, 2008, we had net cash provided by operating activities of R$8.7 million (R$1.5 million in 2007), net cash used in investing activities of R$2.3 million (R$2.8 million in 2007) and net cash used in financing activities of R$3.4 million (R$3.5 million provided in 2007). Net cash used in investing activities was primarily the result of Company’s investment in property and equipment to improve Company’s retail operations, including new stores with KFC brand. Net cash used on financing activities was a result of Company’s repayment of borrowings from financial institutions.
          The Company has also invested in the financial market approximately R$1.5 million, re-purchasing 277,940 shares that, had considerably increased their value according to the over the counter market where they are negotiated.
          On February 28, 2008, the Company’s Board of Directors met and discussed the intention to payback to the Company’s shareholders the amount of $ 0,05 per share either as a one-time dividend. Accordingly, on May 6 of 2008, the company paid dividend in the amount of R$675.803.

     B) Debt Obligation — financial institutions
          As of June 30 2008, the Company had the following debts obligations:

R$ 000’	June 30,		December 31,
	2008		2007
Revolving lines of credit (a)	R$	481	R$	3,242
Leasing Facilities (b)		1,731		1,729
		2,212		4,971

Less: current portion		(1,470)		(4,010)

	R$	742	R$	961

          As of June 30 2008, future maturities of notes payable are as follows:

R$ 000’

Remaining 2008	R$	976
2009		989
2010		247

	R$	2,212

(a)	Due on demand from two Brazilian financial institutions with interest rates of approximately 19.1% and guaranteed by certain officers and receivables. The Company has additional R$4.0 million of unused credit lines.

(b)	Comprised of various lease facilities with Brazilian private institutions for the funding of store equipment; payable in 21 monthly payments, together with interests range from 12.9% per annum to 14.3% per annum;
C) Debt Obligation — taxes
     During 1999, 2001 and in the beginning of 2002, certain Brazilian state and federal taxes levied on Venbo were not paid. In addition during 2002, Brazilian Social Security Authorities applied penalties against Venbo, by charging certain operating transactions not covered by Venbo’s previous calculation of Social Security contributions. Those debts were renegotiated in different moments and with different levels of Brazilian Government.
     Since June 2002, the Company and its subsidiaries have been paying all its current taxes on a timely basis.
     The tax debt evolution and their current status are summarized as follows:
•	Value added state tax — ICMS
Since the second quarter of 2000, Venbo has been reaching a sequence of agreements with the Rio de Janeiro state government to settle unpaid taxes in installments. The last agreement with the Rio de Janeiro state government was settled during the third quarter of 2004. Through this last agreement, the fiscal authorities of Rio de Janeiro have computed some portions of the debt, promptly paid by Venbo, at the amount of approximately R$681,915. Another portion of those unpaid taxes (R$414,628) was not recognized by the fiscal authorities at that time. The Company had accrued such amount as long-term liability until the third quarter of 2007. During the last quarter of 2007 the Rio de Janeiro state government issued a statement confirming that Venbo no longer had past due tax debts. Therefore, the Company reversed such liability, obtaining a positive impact of such amount in the Consolidated Statement of Operations during the last quarter of 2007.

•	Federal taxes — PAES
     Concerning the unpaid federal taxes and the Social Security penalties, the Company applied to join and was accepted into two subsequent amnesty programs offered by the Brazilian federal government (REFIS during 1999 and PAES during 2003).
     The second amnesty program (PAES) included the balance of the previous federal tax amnesty program (REFIS) and unpaid 2001 and 2002 federal tax, as well as the Social Security penalties. The total debt included in such program is being paid in monthly installments, on a timely basis, equivalent to 1.5% of Venbo’s gross sales, with interest accruing at rates set by the Brazilian federal government, which currently are 6.25% per year (6.0% per year in 2007).
     During the first semester of 2008, the Company paid approximately R$955,080 (1.1 million in the first semester of 2007) related to such Brazilian federal tax amnesty program, including R$168,338 (R$173,548 in 2007) of interests.
     In February 2005, the Company compared its remaining debt regarding PAES with statements provided by the Brazilian Federal Government. Those statements reported that Company’s total debt would be greater than the figures in the Company’s balance sheet, in the amount of approximately R$3.2 million. During March, 2005, the Company filed a formal request with the Brazilian Federal Authorities, claiming to have its total debt reviewed. Such request, reconciled the amounts the Company had accrued at its accounting books to the amounts reported in the official statement at the same period. The Company believes that the amounts accrued at the balance sheet as of June 30, 2008 (total of R$11.7 million) are correct, however, there is no assurance that the outcome of this situation will derive further liability to the Company. As of June 30, 2008, the difference between such debt at the statements provided by the Brazilian Federal Government and the statements reported by the Company’s was R$4.8 million (R$4.4 million in 2007).
     For the remaining period of 2008, we expect to pay approximately R$0.8 million pursuant to the federal tax amnesty program.
D) Other Obligations
     We also have long-term contractual obligations in the form of operating lease obligations related to Company’s owned and operated stores.
     The future minimum lease payments under those obligations with an initial or remaining noncancelable lease terms in excess of one year at June 30, 2008 are as follows:

R$ 000’	Contractual
Fiscal Year	Leases
Remaining 2008	R$	2,017
2009		3,271
2010		2,466
2011		1,949
2012		876
Thereafter		560

	R$	11,139

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

R$ 000’	Contratual
Fiscal Year	Leases		Fiscal Debt		Loans Payable		Total

Remaining 2008	R$	2,017	R$	848	R$	976	R$	3,841
2009		3,271		1,696		989		5,956
2010		2,466		1,696		247		4,409
2011		1,949		1,696		—		3,645
2012		876		1,696		—		2,572
Thereafter		560		4,091		—		4,651

	R$	11,139	R$	11,723	R$	2,212		25,074

     Lease obligations are usually restated in accordance to Brazilian inflation (see disclose the latest recent annual rates at Background, ITEM 7 of this report). Fiscal debts are due with interests, which rates are discussed on letter C above. All the amounts disclosed on the previous tables include interest incurred up to June 30, 2008 on an accrual basis.
     We plan to address our immediate and future cash flow needs to include focusing on a number of areas including:
•	the expansion of Company’s franchisee base, which may be expected to generate additional cash flows from royalties and franchise initial fees without significant capital expenditures;

•	the improvement of food preparation methods in all stores to increase the operational margin of the chain, including acquiring new store’s equipment and hiring a consultancy firm for stores’ personnel training program;

•	the continuing of motivational programs and menu expansions to meet consumer needs and wishes;

•	the improvement and upgrade of our IT system

•	the negotiation with suppliers in order to obtain significant agreements in long term supply contracts;

•	the renegotiation of past due receivables with franchisees and

•	agreements to enlarge our activities within the context of the multi-brand strategy.
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
     The balances presented on June 30, 2008 in the caption Marketing Fund represent contributions made by Venbo and by the franchisees, but not used in campaigns yet, thus, these balances are, as agreed with the franchisees chain, an obligation of Venbo on that date.
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
     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer, as appropriate to allow timely decisions regarding required disclosure.
     As required by Rules 13a-15 and 15d-15 under the Exchange Act, Ricardo Bomeny, our principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. Based upon his evaluation, he concluded that our disclosure controls and procedures were effective.
     Our internal control over financial reporting is a process designed by, or under the supervision of, our president and chief executive officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles (United States). Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles (United States), and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements. During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Date: August 14, 2008

BRAZIL FAST FOOD CORP.
By:	/s/ Ricardo Figueiredo Bomeny
Ricardo Figueiredo Bomeny
Chief Executive Officer and acting Chief Financial Officer