Form 10-K/A
period 2007-12-31
BRAZIL FAST FOOD CORP
filed 2008-09-09
CIK 914537

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

    This Amendment No. 1 on Form 10-K/A amends the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, which the Registrant previously filed with the Securities and Exchange Commission on March 31, 2008. The Registrant is filing this amendment for the sole purpose of including the information required by Item 308(a)(3) of Regulation S-K in Part II, Items 8 and 9A, which information had been inadvertently omitted from the Form 10-K.

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

6.4 The company is still a small-sized company that allows the total involvement of all the direction and managing levels in the work and controls, with a special and permanent dedication of the DS. The reporting service is centralized, facilitating the controls. Any financing and accounting deviation may be detected quickly to avoid major problems. We, under the supervision of and with the participation of our management, including Ricardo Figueiredo Bomeny, our Chief Executive Officer and Acting Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, based on criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, we concluded that we maintained effective internal control over financial reporting as of December 31, 2007, based on the specified criteria.

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

We, under the supervision of and with the participation of our management, including Ricardo Figueiredo Bomeny, our Chief Executive Officer and Acting Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, based on criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, we concluded that we maintained effective internal control over financial reporting as of December 31, 2007, based on the specified criteria.

ITEM 9B.	OTHER INFORMATION

The 1997/2001 stockholders’ agreement between us and several stockholders was terminated on December 29th, 2004 and is no longer of any force or effect.

Unregistered Sales of Equity Securities and use of proceeds

(c) During the twelve months ended December 2007, the Company purchased a total of 24,555 shares of its common stock at a total cost of R$0.3 million.

Quarterly increments of such purchase are as follows:

	2007
	#of Shares	R$ ’000

1st quarter	—	—
2nd quarter	23,194	235
3rd quarter	—	—
4th quarter	1,361	17

	24,555	252

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Rio de Janeiro, Federative Republic of Brazil, on the 9th day of September, 2008.

BRAZIL FAST FOOD CORP.

By:	/s/ Ricardo Figueiredo Bomeny
Ricardo Figueiredo Bomeny
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated:

/s/ Ricardo Figueiredo Bomeny Ricardo Figueiredo Bomeny	Chief Executive Officer and Acting Chief Financial Officer	Date: September 9, 2008

/s/ Guillermo Hector Pisano Guillermo Hector Pisano	Chairman of the Board	Date: September 9, 2008

/s/ Omar Carneiro da Cunha Omar Carneiro da Cunha	Director	Date: September 9, 2008

/s/ Peter J.F. van Voorst Vader Peter J.F. van Voorst Vader	Director	Date: September 9, 2008

/s/ Romulo Borges Fonseca Romulo Borges Fonseca	Director	Date: September 9, 2008

/s/ José Ricardo Bousquet Bomeny José Ricardo Bousquet Bomeny	Director	Date: September 9, 2008

/s/ Gustavo Alberto Villela Filho Gustavo Alberto Villela Filho	Director	Date: September 9, 2008

/s/ Gustavo Figueiredo Bomeny Gustavo Figueiredo Bomeny	Director	Date: September 9, 2008

EXHIBIT INDEX

Exhibit
Index		Description

3.1		Certificate of Incorporation of the Registrant, as amended(1)
3.2		By-laws of the Registrant(2)
10.1		Amended and Restated 1992 Stock Option Plan(2)
10.2		Capitalization and Administrative Restructuring Intentions Protocol dated May 15, 2002 by and among Brazil Fast Food Corp., Gustavo Figueredo Bomeny, CCC Emprendimentos e Participacoes Ltda., BigBurger Ltda., Jose Ricardo Bousquet Bomeny, Omar Carneiro da Cunha, Seaview Venture Group, Peter van Voorst Vader and Shampi Investments A.E.C.(3)
21.1		Subsidiaries of Registrant(4)
24.1		Power of Attorney (comprises a portion of the signature page of this report)
31	.1*	Certification by Ricardo Figueiredo Bomeny, Chief Executive Officer and Acting Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1*	Certification by Ricardo Figueiredo Bomeny, Chief Executive Officer and Acting Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

(1)	Filed as an exhibit to Registrant’s Registration Statement on Form S-1 (File No. 333-3754).

(2)	Filed as an exhibit to Registrant’s Registration Statement on Form S-1 (File No. 33-71368).

(3)	Filed as an exhibit to Registrant’s Current Report on Form 8-K, dated April 1, 2002.

(4)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 0-23278).