Form 10-K/A
period 2007-12-31
BRAZIL FAST FOOD CORP
filed 2008-09-24
CIK 914537

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

    This Amendment No. 2 on Form 10-K/A amends Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2007, which the Registrant previously filed with the Securities and Exchange Commission on September 9, 2008. The Registrant is filing this amendment for the sole purpose of revising the information in Part II, Item 9A, which information was previously incorrect.

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

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis, we have formalized our disclosure controls and procedures. Ricardo Figueiredo Bomeny, our principal executive officer and acting as our principal financial officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of December 31, 2007. Based on such evaluation, Mr. Bomeny has concluded that, as of December 31, 2007, our disclosure controls and procedures were not effective in timely alerting him to material information relating to us (and our consolidated subsidiaries) required to be included in our periodic SEC filings.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Rio de Janeiro, Federative Republic of Brazil, on the 24th day of September, 2008.

BRAZIL FAST FOOD CORP.

By:	/s/ Ricardo Figueiredo Bomeny
Ricardo Figueiredo Bomeny
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated:

/s/ Ricardo Figueiredo Bomeny Ricardo Figueiredo Bomeny	Chief Executive Officer and Acting Chief Financial Officer	Date: September 24, 2008

/s/ Guillermo Hector Pisano Guillermo Hector Pisano	Chairman of the Board	Date: September 24, 2008

/s/ Omar Carneiro da Cunha Omar Carneiro da Cunha	Director	Date: September 24, 2008

/s/ Peter J.F. van Voorst Vader Peter J.F. van Voorst Vader	Director	Date: September 24, 2008

/s/ Romulo Borges Fonseca Romulo Borges Fonseca	Director	Date: September 24, 2008

/s/ José Ricardo Bousquet Bomeny José Ricardo Bousquet Bomeny	Director	Date: September 24, 2008

/s/ Gustavo Alberto Villela Filho Gustavo Alberto Villela Filho	Director	Date: September 24, 2008

/s/ Gustavo Figueiredo Bomeny Gustavo Figueiredo Bomeny	Director	Date: September 24, 2008

EXHIBIT INDEX

Exhibit
Index		Description

3.1		Certificate of Incorporation of the Registrant, as amended(1)
3.2		By-laws of the Registrant(2)
10.1		Amended and Restated 1992 Stock Option Plan(2)
10.2		Capitalization and Administrative Restructuring Intentions Protocol dated May 15, 2002 by and among Brazil Fast Food Corp., Gustavo Figueredo Bomeny, CCC Emprendimentos e Participacoes Ltda., BigBurger Ltda., Jose Ricardo Bousquet Bomeny, Omar Carneiro da Cunha, Seaview Venture Group, Peter van Voorst Vader and Shampi Investments A.E.C.(3)
21.1		Subsidiaries of Registrant(4)
24.1		Power of Attorney (comprises a portion of the signature page of this report)
31	.1*	Certification by Ricardo Figueiredo Bomeny, Chief Executive Officer and Acting Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1*	Certification by Ricardo Figueiredo Bomeny, Chief Executive Officer and Acting Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

(1)	Filed as an exhibit to Registrant’s Registration Statement on Form S-1 (File No. 333-3754).

(2)	Filed as an exhibit to Registrant’s Registration Statement on Form S-1 (File No. 33-71368).

(3)	Filed as an exhibit to Registrant’s Current Report on Form 8-K, dated April 1, 2002.

(4)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 0-23278).