Form 10-Q
period 2008-09-30
BRAZIL FAST FOOD CORP
filed 2008-11-28
CIK 914537

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008
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
Yes ☑     No ☐
As of November 25, 2008 there were issued 8,427,927 shares of the Registrant’s Common Stock, par value $0.0001.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “larger accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑

ITEM 1.	FINANCIAL STATEMENTS.
BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)
(in thousands of Brazilian Reais, except share amounts)

	September 30,		December 31,
	2008		2007
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	R$	10,194	R$	7,345
Inventories		1,733		3,278
Accounts receivable
Clients		1,161		2,282
Franchisees		6,489		7,182
Allowance for doubtful accounts		(847)		(847)
Prepaid expenses		2,715		1,401
Other current assets		6,045		2,267

TOTAL CURRENT ASSETS		27,490		22,908

OTHER RECEIVABLES AND OTHER ASSETS		12,362		5,845

DEFERRED TAX ASSET		8,886		8,886

PROPERTY AND EQUIPMENT, NET		24,810		19,536

DEFERRED CHARGES, NET		3,405		4,567

TOTAL ASSETS	R$	76,953	R$	61,742

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Notes payable	R$	6,366	R$	4,010
Accounts payable and accrued expenses		7,711		6,606
Payroll and related accruals		4,355		2,924
Taxes, other than income taxes		1,177		1,069
Deferred income		2,150		956
Reassessed taxes		1,696		1,696
Other current liabilities		5		70

TOTAL CURRENT LIABILITIES		23,460		17,331

DEFERRED INCOME, less current portion		4,853		4,626

NOTES PAYABLE, less current portion		7,227		961

CONTINGENCIES AND REASSESSED TAXES, less current portion (note 3)		14,971		15,305

TOTAL LIABILITIES		50,511		38,223

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 5,000 shares authorized; no shares issued		—		—
Common stock, $.0001 par value, 12,500,000 shares authorized; 8,427,927 shares issued 8,148,817 and 8,177,687 shares outstanding		1		1
Additional paid-in capital		61,032		60,988
Treasury Stock (279,110 and 226,490 shares)		(1,503)		(1,060)
Accumulated Deficit		(31,971)		(35,296)
Accumulated comprehensive loss		(1,117)		(1,114)

TOTAL SHAREHOLDERS’ EQUITY		26,442		23,519

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	R$	76,953	R$	61,742

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
(in thousands of Brazilian Reais, except share amounts)

	Nine Months Ended September 30,
	2008		2007
REVENUES
Net Revenues from Own-operated Restaurants	R$	60,837	R$	64,104
Net Revenues from Franchisees		15,815		12,986
Revenues from Supply Agreements		6,150		4,748
Other Income		1,983		3,848

TOTAL REVENUES		84,785		85,686

OPERATING COST AND EXPENSES
Store Costs and Expenses		(62,134)		(62,576)
Franchise Costs and Expenses		(4,531)		(2,651)
Marketing Expenses		(481)		(1,468)
Administrative Expenses		(11,824)		(10,943)
Other Operating Expenses		(1,488)		(1,126)
Net result of assets sold and impairment of assets		(181)		170

TOTAL OPERATING COST AND EXPENSES		(80,639)		(78,594)

OPERATING INCOME		4,146		7,092

Interest Expense, net		17		(456)

NET INCOME BEFORE INCOME TAX		4,163		6,636

Income taxes		(160)		(60)

NET INCOME	R$	4,003	R$	6,576

NET INCOME PER COMMON SHARE
BASIC AND DILUTED	R$	0.49	R$	0.80

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC AND DILUTED		8,169,757		8,170,909

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
(in thousands of Brazilian Reais, except share amounts)

	Three Months Ended September 30,
	2008		2007
REVENUES
Net Revenues from Own-operated Restaurants	R$	21,670	R$	25,759
Net Revenues from Franchisees		5,699		4,547
Revenues from Supply Agreements		2,024		1,438
Other Income		410		2,100

TOTAL REVENUES		29,803		33,844

OPERATING COST AND EXPENSES
Store Costs and Expenses		(21,159)		(25,812)
Franchise Costs and Expenses		(1,677)		(1,184)
Marketing Expenses		(261)		(460)
Administrative Expenses		(4,294)		(4,042)
Other Operating Expenses		(377)		(694)
Net result of assets sold and impairment of assets		(157)		170

TOTAL OPERATING COST AND EXPENSES		(27,925)		(32,022)

OPERATING INCOME		1,878		1,822

Interest Expenses, net		64		(197)

NET INCOME BEFORE INCOME TAX		1,942		1,625

Income taxes		(7)		—

NET INCOME	R$	1,935	R$	1,625

NET INCOME PER COMMON SHARE
BASIC AND DILUTED	R$	0.24	R$	0.20

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC AND DILUTED		8,149,919		8,159,048

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss (Unaudited)
(in thousands of Brazilian Reais)

	Nine Months Ended September 30,				Three Months Ended September 30,
	2008		2007		2008		2007

NET INCOME	R$	4,003	R$	6,576	R$	1,935	R$	1,625
Other comprehensive loss:
Foreign currency translation adjustment		(3)		(97)		35		(150)

COMPREHENSIVE INCOME	R$	4,000	R$	6,479	R$	1,970	R$	1,475

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
Consolidated Statements of Changes In Shareholders’ Equity (Unaudited)
(in thousands of Brazilian Reais)

				Additional							Accumulated
	Common Stock			Paid-In		Treasury		Accumulated			Comprehensive
	Shares	Par Value		Capital		Stock		(Deficit)			Loss	Total

Balance, December 31, 2007	8,177,687	R$	1	R$	60,988	R$	(1,060)	R$	(35,296)	R$	(1,114)	R$	23,519

Net Income									4,003				4,003

Exercise of options	23,750						44						44

Paid dividend									(678)				(678)

Cummulative translation adjustment	—										(3)		(3)

Acquisition of Company’s own shares	(52,620)						(443)						(443)

Balance, September 30, 2008	8,148,817	R$	1	R$	61,032	R$	(1,503)	R$	(31,971)	R$	(1,117)	R$	26,442

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(in thousands of Brazilian Reais)

	Nine Months Ended September 30,
	2008		2007
CASH FLOW FROM OPERATING ACTIVITIES:
NET INCOME	R$	4,003	R$	6,576
Adjustments to reconcile net income to cash provided by (used in) operating activities:

Depreciation and amortization		2,466		2,409
(Gain) Loss on assets sold, net		181		(170)

Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable		1,633		(1,068)
Inventories		1,545		(1,904)
Prepaid expenses and other current assets		(5,092)		(955)
Other assets		(6,517)		(1,100)
(Decrease) increase in:
Accounts payable and accrued expenses		1,105		(4,549)
Payroll and related accruals		1,431		865
Taxes other than income taxes		108		(496)
Deferred income		1,421		(198)
Contingencies and reassessed taxes		(334)		(1,319)
Other liabilities		(65)		118

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES		1,885		(1,791)

CASH FLOW FROM INVESTING ACTIVITIES:
Additions to property and equipment		(6,578)		(5,036)
Acquisition of Company’s own shares		(443)		(235)

CASH FLOWS USED IN INVESTING ACTIVITIES		(7,021)		(5,271)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares of common stock		44		—
Dividend paid		(678)		—
Net Borrowings (Repayments) under lines of credit		8,622		6,320

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES		7,988		6,320

EFFECT OF FOREIGN EXCHANGE RATE		(3)		(97)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		2,849		(839)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD		7,345		3,810

CASH AND CASH EQUIVALENTS AT END OF PERIOD	R$	10,194	R$	2,971

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(in Brazilian Reais, unless otherwise stated)
NOTE 1 — FINANCIAL STATEMENT PRESENTATION
     The accompanying financial statements have been prepared by Brazil Fast Food Corp. (the “Company”), without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results for the quarter ended September 30, 2008 do not necessarily indicate the results that may be expected for the full year. Unless otherwise specified, all references in these financial statements to (i ) “Reais” or “R$” are to the Brazilian Real (singular), or to Brazilian Reais (plural), the legal currency of Brazil, and (ii ) “U.S. Dollars” or “$” are to United States’ dollars.
     Certain information and footnote disclosures prepared in accordance with United States generally accepted accounting principles and normally included in the financial statements have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
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
     During the second half of 2004, Venbo established, in an association with a Brazilian individual (“Associate”), a new company, Suprilog Transportadora Ltda (“Suprilog”), to render transportation services at usual market value to Venbo, to Bob’s franchisees and to other Brazilian companies. During the first quarter of 2005, the Associate left the joint venture and Venbo became wholly-owner of Suprilog. By the end of 2005, Venbo renegotiated the contract with one of the main suppliers, Fast Food Distributor Ltda. (“FBD” a non-affiliate company), considering different basis from the previous one, including logistics and transportation services. Because of such renewal, Venbo sold the main operating assets and liabilities of Suprilog to FBD, which is now providing the transportation. Suprilog operated the transportation business until the end of November 2005. Suprilog was kept as a non-operating company until the second quarter of 2008. Currently it is starting its new operations as supporting all the Company’s subsidiaries with maintenance for restaurant and its equipments, including warehouses for spare parts, engineering and marketing materials. It may also be used for some particular re-sale activities of special products or raw-materials used in the stores operation. Although its financial figures are currently not material, they are being entirely consolidated on the present Financial Staments.
     On December 2006, the Company set up a new holding company, called BFFC do Brasil Participações Ltda. (“BFFC do Brasil”, formerly 22N Participações Ltda.), via the capital contribution of the equity interest it held in Venbo. After this restructuring, completed on December 31, 2006, all of the Company’s businesses in Brazil are being consolidated through BFFC do Brasil, and Venbo is being prepared to conduct its business through three primary divisions: fast food restaurants, franchises and real estate. The creation of BFFC do Brasil also marked the beginning of the Company’s multi-brand program, discussed below:
     KFC
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

     Pizza Hut
     On August 5, 2008 the Company, through its wholly-owned holding subsidiary, BFFC do Brasil, signed an agreement with a North-American company, RCI -Restaurants Connection International Inc (“RCI”), for the acquisition of 60% of its Brazilian subsidiary, IRB - Internacional Restaurantes do Brasil (“IRB”). IRB operates 14 restaurants in the city of Sao Paulo — Brazil, as a franchisee of Pizza Hut (another Yum!’s brand), with annual revenues of around R $50.0 million. IRB also operates a coffee concept brand called “In Bocca al Lupo Café” with 4 stores in Sao Paulo.
     The remaining 40% of IRB is hold by another Brazilian company of which the current IRB’s CEO is the main stockholder. Such IRB Officer has been operating the stores for the last years and has been responsible for raising the company that had gone through a long period of operating losses.
     BFFC do Brasil will control and manage IRB.
     The Company had the necessary cash for funding the transaction, however the Company’s officers, supported by the Board, decided to undertake a bank loan in order to fund such acquisition. Therefore, the Company ´s current cash will be reserved for working capital as well as for other projects, including the expansion of the KFC chain. The bank loan has been contracted by the Company ´s subsidiary BFFC DO BRASIL within UBS PACTUAL (a Brazilian financial instituition) in the total amount of R $9 million.
     According to the purchase and sale agreement dated as of July 31, 2008, POGO PARTICIPAÇÕES S.A. (“POGO”) is the buyer of IRB ´s capital stock. However, BFFC DO BRASIL paid the costs of acquisition (US $5.5 million) to RCI -Restaurants Connection International Inc (“RCI”) in behalf of POGO. At the moment of this payment, BFFC do Brasil accounted for a loan receivable (a portion as “other current assets” and another portion as “other receivables and other assets”) with POGO. During the fourth quarter POGO and IRB will merge and BFFC DO BRASIL will convert a portion of such loan (US2.0 million) into 60% of IRB ´s capital stock. The other portion of the loan will be repaid considering the same terms as the loan between BFFC do Brasil and UBS Pacutal, including the interest rates (see discussion at “Liquidity and Capital Resources”, B) Debt Obligation — financial institutions). Due to pending legal issues, until the end of the third quarter, such merge has not been completed, what we expect to be fully closed during the next quarter. Therefore, the present consolidated financial statements do not include IRB operations.
Doggis

During October 2008, the Company reached an agreement with Doggis, see NOTE 8.
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
                    The second amnesty program (PAES) included the balance of the previous federal tax amnesty program (REFIS) and unpaid 2001 and 2002 federal tax, as well as the Social Security penalties. The total debt included in such program is being paid in monthly installments, on a timely basis, equivalent to 1.5% of Venbo’s gross sales, with interest accruing at rates set by the Brazilian federal government, which currently are 6.25% per year (6.25% per year in 2007).
                    During the period of nine months ended September 30, 2008, the Company paid approximately R$1.5 million (1.6 million in the first same period of 2007) related to such Brazilian federal tax amnesty program, including R$263,491 (R$257,789 in 2007) of interests.
                    In February 2005, the Company compared its remaining debt regarding PAES with statements provided by the Brazilian Federal Government. Those statements reported that Company’s total debt would be greater than the figures in the Company’s balance sheet, in the amount of approximately R$3.2 million. During March, 2005, the Company filed a formal request with the Brazilian Federal Authorities, claiming to have its total debt reviewed. Such request, reconciled the amounts the Company had accrued at its accounting books to the amounts reported in the official statement at the same period. The Company believes that the amounts accrued at the balance sheet as of September 30, 2008 (total of R$11.4 million) are correct, however, there is no assurance that the outcome of this situation will derive further liability to the Company. As of September 30, 2008, the difference between such debt at the statements provided by the Brazilian Federal Government and the statements reported by the Company’s was R$4.8 million (R$4.6 million in 2007).
Contingencies
•	ISS litigation
ISS is a tax charged by Brazilian cities on services rendered by Brazilian companies.

None of the Company’s revenues were subject to such tax until 2003, but in the beginning of 2004 a new ISS legislation has been implemented and according to it, royalty fees should be included on the basis of ISS calculation.

Although the Company is claiming in court that royalty fees should not be considered payment for services rendered and therefore should not be subject to ISS taxation, the Company is depositing monthly with the court the amount claimed by ISS, while awaiting the court’s determination. In addition, the Company has accrued the claimed amounts as of September 30, 2008 (total of R$3.5 million).

The referred change in the ISS tax regulations motivated deep debates whether marketing funds and initial fees paid by franchisees could be considered as payment for service rendered by the ISS tax authorities. Because of that, the Company, together with its tax advisors, is adopting measures in order to avoid the charge of ISS against the marketing funds and initial fees.
•	Labor litigations
During 2005, the Company was ordered to pay a fine of approximately R$480,000 to a former employee. Despite the infrequency of this amount in labor processes, the Company is not guarded from receiving other labor claims in such high amount. During 2006, 2007 and 2008 the Company received other labor claims from formers employees. As of September 30, 2008 the Company ´s accounted for liabilities in the amount of R$1.5 million (R$1.7 million in 2007), which the Companys ´s Management, based on the opinion of its legal advisors, believes is sufficient to face Company ´s current labor contingencies.
•	Social security fines
During the last quarter of 2006, Brazilian Social Security Authorities applied fines of R$1.6 million against the Company, by charging certain employees benefits not covered by the Company’s previous calculation of Social Security contributions. During the first quarter of 2007, the Company paid R $979,638 related to such penalties. For the remaining amount of R$551,239 the Company obtained a reduction of such fine and paid R$334,000 to have it settled.
     Liabilities related to tax amnesty programs and litigation consist of the following:

R $000’	September 30, 2008 (unaudited)						December 31, 2007
					Long						Long
	Total		Current		Term		Total		Current		Term
	Liability		Liability		Liability		Liability		Liability		Liability
Reassessed taxes
Federal taxes (PAES)		11,400		1,696		9,704		12,383		1,696		10,687
Contingencies
ISS tax litigation		3,494		—		3,494		2,703		—		2,703
Labor litigation		1,543		—		1,543		1,700		—		1,700
Property leasing litigation		230		—		230		215		—		215

TOTAL	R$	16,667	R$	1,696	R$	14,971	R$	17,001	R$	1,696	R$	15,305

     Other contingencies
•	The Company purchased Venbo Comércio de Alimentos Ltda. (“Venbo”) from VENDEX in 1996. The Acquisition’s Purchase Agreement stated that Venbo’s former owner (“VENDEX”) would be responsible for off-balance liabilities derived from Venbo’s transactions prior to the Acquisition, limited to certain conditions. From 1997 to date, the Company has received several communications from the Brazilian fiscal authorities related to the period prior to the Acquisition and, accordingly, has forwarded those to VENDEX and its attorneys.

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

•	During the quarter ended June 30, 2007, Brazilian Internal Revenue Service Authorities applied penalties of R$522,917 against the Company, by charging certain employees benefits not covered by the Company’s previous calculation of income tax withheld on salaries. By the end of the same quarter, the Company obtained a reduction of such penalties and paid R$441,706 to pay off this fiscal debt.

•	A Company’s franchisee has became a permanent debtor of Royalties and marketing contributions, and the Company, after failing a great exertion to improve his business, finally decided to interrupt his franchise contract and closed the stores explored by him. After claiming in court, the Company manage to receive the past due amounts from the franchise and to terminate the original franchisee agreement.

This same franchisee alleged in court that the Company was responsible for having offered the operation of a store with guaranteed profitability, but, instead he had operating losses. He claimed to receive a legal indemnity in the amount R$5.5. As per the first instance, the court judged the claim favorable to the franchisee, but reduced the indemnity to R$1.2 million. The Company’s legal advisors understood that his argument contradicts franchise laws and the usual business practices of the Company and appealed. As per the second instance, the court gave another positive outcome to the franchisee, but, again, reducing the compensation; this time to R$450,000. Although still appealing the franchise claim, the Company cannot predict the result of its appeal.
NOTE 4 — STOCK OPTION PLAN ACTIVITY
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
     During the period of nine months ended September 30, 2008, options to purchase an aggregate of 23,750 shares of common stock were exercised, having an aggregate purchase price of $25,175 equivalent to R$44,033.

     There were no options canceled or expired during the nine months ended September 30, 2008, under the Company’s Stock Option Plan.
     Intrinsic value for stock options is defined as the difference between the current market value and the exercise price. The total intrinsic value of stock options exercised during the period of nine monthse ended September 30, 2008 was approximately $103,075. The total intrinsic value of options exercisable at September 30, 2008 is approximately $166,500 ($371,257 in September 30, 2007).
NOTE 5 — TREASURY STOCK
     During the last quarter of 2004, the Company’s Board of Directors approved a stock repurchase plan covering the repurchase of as many as 200,000 shares of its own common stock. The plan goal is to optimize the cash generated in the United States and its repurchase limit has been increased by 200,000 shares on October 18, 2006.
     During the nine months ended September 30 of 2008, the Company repurchased a total amount of 52,620 shares (23,194 shares in the same period of 2007) under the referred stock repurchase plan.
     During the nine months ended September 30 of 2008, the Company’s total disbursement for these stock purchases totaled R $443,238. The Company’s accumulated disbursement for these transactions is R $1.5 million and is accounted for as a deduction of Paid in Capital, in the Shareholders’ Equity section of the accompanying balance sheets.
NOTE 6 — SEGMENT INFORMATION
     Through our wholly-owned subsidiary Venbo, which conducts business under the trade name “Bob’s”, we own and, directly and through franchisees, operate the second largest fast food hamburger restaurant chain in Brazil. Since April 2007, we operate, through our wholly-owned subsidiary CFK, the KFC’s brand in Brazil.
     Currently the majority of Company’s operations are concentrated at the southeast region of Brazil. Regarding Bob’s brand, as of September 30, 2008, from the total of 58 Company’s own-operated point of sales, 57 were located at the southeast region which provided 98.2% of total Net Revenues from Own-operated Restaurants. In addition, from the total of 558 franchise-operated point of sales, 299 were located at the same region, which provided 54.5% Net Revenues from Franchisees.
     Besides the Brazilian operations, the Bob’s brand is also present, through franchisees, in Angola, Africa. These operations are not material to the Company’s overall results.

     The following table presents the Company’s revenues, costs/expenses and operating income by segment, under Bob’s Brand.

R $000’	Results from own-stores operations
	September 30, 2008		September 30, 2007
	Nine months	Three months	Nine months	Three months

Revenues	60,837	21,670	64,104	25,759
Cost and expenses	(62,134)	(21,159)	(62,576)	(25,812)

Operating margin	(1,297)	511	1,528	(53)

R $000’	Results from franchise operations
	September 30, 2008		September 30, 2007
	Nine months	Three months	Nine months	Three months

Revenues	15,815	5,699	12,986	4,547
Cost and expenses	(4,531)	(1,677)	(2,651)	(1,184)

Operating margin	11,284	4,022	10,335	3,363

     KFC operations conducted by the company, provided, during the third quarter of 2008, the following figures:

R $000’	Results from KFC’s brand operations
	September 30, 2008		September 30, 2007
	Nine months	Three months	Six months *	Three months

Revenues	7,491	2,672	2,684	2,399
Cost and expenses	(7,221)	(2,451)	(2,846)	(1,916)

Operating margin	270	221	(162)	483

     * There were no KFC’s figures for the period of nine months ended September 30, 2007, since its operations started on April 1, 2007.
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

NOTE 7 — PAID DIVIDENDS
     On February 28, 2008, the Company’s Board of Directors met and discussed the intention to payback to the Company’s shareholders the amount of $0,05 per share either as a one-time dividend. Accordingly, during second and third quarter of 2008, the company paid dividends in the amount of R $678.223.
NOTE 8 — SUBSEQUENT EVENT
     During October 2008, the Company reached an agreement with Doggis, a company that operates a hot dog chain with 150 stores in Chile, it is one of the fast-food leaders. As per such agreement, BFFC do Brasil will develop own and franchised hot-dog stores in Brazil and Doggis will develop Bob’s brand stores in Chile. This business will be operated in a Master Franchise concept, with a company created in Brazil and another company in Chile. 80% of capital shares will belong to the local controller of the brand and 20% to the corresponding partner. The transaction involves an investment of $0.4 million dollars to capitalize the master franchise companies along the first year of the agreement. The companies expect to open a maximum of 4 own stores in each country, an investment of around $4.0 million.

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
     In 2006 the company decided to enter into a program of multi-brand development of its fast-food chain. KFC, a Yum!’s brand, arrived in 2007. The company signed three agreements with Yum!. BFFC acquired the four stores operating in Rio de Janeiro, by the time the only KFC stores in Brazil, and becme a franchisee signing a franchise agreement in the usual world terms practiced by Yum! The second agreement is a plan to develop KFC chain, first in Rio de Janeiro, and then in other States, with own operated and franchise stores. The third one is a compromise to administrate the whole KFC chain in Brazil. We opened the fifth own store in last September and we must open four other own operated stores up to the end of the year. The first franchised operations will begin in 2010 or in the last months of 2009. The agreements were signed at zero cost for BFFC. Investments began in 2008 with the new stores and the setting up of the structure to operate the new brand. Up to the present moment we invested R $6 million with the funds originated in Bob’s and KFC operation.
     The second brand is Pizza Hut, also a Yum!’s brand. BFFC signed an agreement in last August to acquire 60% of Internacional Restaurantes do Brasil (IRB), a company that operates 14 Pizza Hut restaurants in the great São Paulo city. IRB belonged to an American company for many years. After a long period of difficult development, in the last five years, under the command of its CEO, Mr Jorge Aguirre, IRB expanded the chain and became profitable. Mr Aguirre created Millena, a Brazilian company where he has 75% of the shares. The other 25% of the shares belong to Rosenberg & Partners, a Brazilian manager of financial funds. Millena will hold 40% of IRB’s stock. This acquisition will involve an investment of $2.0 million that will be invested by BFFC do Brasil, the Brazilian holding company created in December 2006 in order to control and manage the companies through which the BFFC Group operates and will operate the different brands in the future. The other $3.5 million that totalize de $5.5 million paid for the acquisition of IRB will be paid by IRB itself. One of the agreements was the purchase agreement signed with the vendors. A partners’ agreement was signed with Millena in order to fix all the necessary steps that must be franchised to complete the operation. In the first step Millena holds IRB through its wholly owned subsidiary POGO and BFFC do Brasil will acquire 60% of POGO Capital in November 2008. Next, POGO will be incorporated by IRB and BFFC do Brasil will finally hold 60% of IRB’s capital. This is the reason for not consolidating IRB’s balance-sheet in the third quarter. The operation was wholly financed by BFFC do Brasil that paid the $5.5 million to the vendors in last August, at the closing of the agreements. The company had sufficient funds to pay the vendors but preferred to get a R $9.0 million loan from UBS Pactual Bank, in order to save the cash for the future investments in the brands. The loan will be paid in three years, 36% by BFFC, 64% by IRB with its own cash generation. The loan was negotiated in the Brazilian currency with a very comfortable rate of interest, for the Brazilian financial market, equivalent today to around 16%p.y. To obtain this excellent rate the BFFC fraction was linked to a second contract based on dollar options. The world crises that pushed a significant growth of the rate of change $/R$ (Brazilian currency) may affect the cost of the loan in BFFC but only in the period December 2008 to May 2009. The rate of change is lowering in the last days but we cannot say what will be its value in this period so we cannot fairly estimate an eventual loss. Anyway, in our opinion this was a very good transaction considering we paid, except for the cost of the loan, around 3 times the EBITDA ( R $3,059 million in September 2008). In the package of IRB acquisition BFFC received also a Coffee concept brand, In Bocca al Lupo Café, operating to-day 4 stores in São Paulo city. The entering into the pizza and the coffee concepts is considered a very important step in the diversification and expansion of our business.
     In last October we incorporated Doggis, a Chilean brand covering a hot-dog fast-food concept. Doggis has 150 stores in Chile where it is one of the fast-food leaders. The agreements just signed involve the development of own and franchised hot-dog stores in Brazil and the owners of Doggis will develop Bob’s stores in Chile. This business will be operated in a Master Franchise concept. A Master Franchise company was created in each country, 80% belonging to the local controller of the brand, 20% to the corresponding partner. The transaction involves an investment of $0.4 million dollars to capitalize the master franchise companies along the first year of the agreement. We intend opening a maximum of 4 own stores in each country, an investment of around $4.0 million. The expansion of the chains will be financed by the franchisees of the chains in each country.
     This multi-brand strategy in due course promoted a change in the organization of our group. The CEO and President of the company will command 4 Divisions: Administrative and Financial, Development and Expansion, Own Stores Operation and Brands Operation. The companies operating the brands will be legally independent entities, commanded by the Officer of the Own Stores Operation Division, and will be consolidated in the Holding’s balance-sheet (BFFC do Brasil) and finally consolidated in BFFC. The Development and Expansion Division will take care of the expansion of all brands under the BFFC management and will have also the administration of the Engineering Department. The Brands Operation Division will control all the franchisee stores operation. The Administration and Financial Division will concentrate different activities considered as a support for all the companies: accountants, cash control, financing, human resources, judicial activities and supply department. The four divisions are now located in VENBO, the company that operates Bob’s own stores. In the future VENBO will suffer a split in order to separate Bob’s stores operation and the central management of the Group with the 4 mentioned Divisions. We have also a logistic company called Suprilog whose balance-sheet, with no material influence in our financial figures, is also consolidated in BFFC do Brasil. This company serves all companies in the Group with maintenance support for stores and warehouses for spare parts, engineering and marketing materials. It may also be used for some particular re-sale activities of special products or raw-materials used in the stores operation.
     Besides the Brazilian operations, the Bob’s brand is also present, through franchisees, in Angola, Africa. These operations are not material to our overall results.
     In their majority, Revenues consist of sales by Company-operated restaurants and fees from restaurants operated by franchisees. These fees primarily include initial fees and royalties that are based on a percent of sales.

RESULTS OF OPERATIONS — COMPARISON OF THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(in Brazilian Reais, unless otherwise stated)
     The following table sets forth certain operating data for the three and nine months ended September 30, 2008 and 2007. All the operating figures were stated as a percentage of total revenues. However the specific discussions of store cost and expenses and franchise expenses also include the evolution of such figures stated as a percentage of the Net revenues from own-operated restaurants and Net Franchise Revenues, respectively.

R $000’	9 Months			9 Months			3 Months			3 Months
	Ended			Ended			Ended			Ended
	30-Sep-08%			30-Sep-07%			30-Sep-08%			30-Sep-07%
REVENUES
Net Revenues from Own-operated Restaurants	R$	60,837	71.8%	R$	64,104	74.8%	R$	21,670	72.7%	R$	25,759	76.1%
Net Revenues from Franchisees		15,815	18.7%		12,986	15.2%		5,699	19.1%		4,547	13.4%
Revenues from Supply Agreements		6,150	7.3%		4,748	5.5%		2,024	6.8%		1,438	4.2%
Other Income		1,983	2.3%		3,848	4.5%		410	1.4%		2,100	6.2%

TOTAL REVENUES		84,785	100.0%		85,686	100.0%		29,803	100.0%		33,844	100.0%
OPERATING COST AND EXPENSES
Store Costs and Expenses		(62,134)	-73.3%		(62,576)	-73.0%		(21,159)	-71.0%		(25,812)	-76.3%
Franchise Costs and Expenses		(4,531)	-5.3%		(2,651)	-3.1%		(1,677)	-5.6%		(1,184)	-3.5%
Marketing Expenses		(481)	-0.6%		(1,468)	-1.7%		(261)	-0.9%		(460)	-1.4%
Administrative Expenses		(11,824)	-13.9%		(10,943)	-12.8%		(4,294)	-14.4%		(4,042)	-11.9%
Other Operating Expenses		(1,488)	-1.8%		(1,126)	-1.3%		(377)	-1.3%		(694)	-2.1%
Net result of assets sold and impairment of assets		(181)	-0.2%		170	0.2%		(157)	-0.5%		170	0.5%

TOTAL OPERATING COST AND EXPENSES		(80,639)	-95.1%		(78,594)	-91.7%		(27,925)	-93.7%		(32,022)	-94.6%

OPERATING INCOME		4,146	4.9%		7,092	8.3%		1,878	6.3%		1,822	5.4%

Interest Income (Expense)		17	0.0%		(456)			64	0.2%		(197)	-0.6%

NET INCOME (LOSS) BEFORE INCOME TAX		4,163	4.9%		6,636	7.7%		1,942	6.5%		1,625	4.8%

Income taxes		(160)	-0.3%		(60)	-0.1%		(7)	0.0%		—	0.0%

NET INCOME (LOSS)		4,003	6.6%		6,576	10.3%		1,935	8.9%		1,625	6.3%

Introduction and worldwide economic crisis
     During the first semester of 2008, the Company’s operations were well-matched with a light overall increase of retail market activity in Brazil. However, such market is centered on the consumption of durable goods. In addition, the increase of inflation in Brazil and subsequently the increase of basic interest rates at the end of the second quarter, started to reduce overall spending on consuming goods. The Company believes that this economic factor affected negatively its operations during the first semester of 2008.
     The third quarter features increase of sales and improvement of operating margins, pushed by strong marketing campaigns and by the hot weather, specialy in Rio de Janeiro, where the Company operates the majority of its restaurants and quiosks.
     Recent crises shocked economies and financial markets in the world and, among other consequences, devaluated the Brazilian Real against the U.S Dollar. We cannot predict in what measure the world wide crises will affect our operation in the short term. For the moment on, we know that such devaluation will increase some raw materials prices. This may be partially offset by the increase of selling prices if the market, as it seems, supports certain cost elasticity. There may be a migration from durable goods to recreation expenditures in the consumers’ habits. This migration may be stimulated by less credit in the market or more expensive credits. On the other hand, the Brazilian Government is taking measures against recession. Brazil is better prepared than in the past decades to face internal and international challenges. Currently, however, it is almost impossible to make forecasts as we have very weak hints on the extension and the dimension of the world crises. The Company decided not to stop the development plans in due course that concern all the brands we are operating with the recent agreements. We will certainly reduce expenses and stop new programs until the scenario will be clear for us.
Net Revenues from Own-Operated Restaurants
     Net restaurant sales for our company-owned retail outlets decreased R $4.1 million or 15.9%, to R$21.7 million for the three months ended September 30, 2008 as compared to R$25.8 million for the three months ended September 30, 2007.
     Net restaurant sales for our company-owned retail outlets decreased R$3.3 million or 5.1%, to R$60.8 million for the nine months ended September 30, 2008 as compared to R $64.1 million for the same period ended September 30, 2007.
     Under the criteria of same store sales, which only includes stores that have been open for more than one year, net restaurant sales increased approximately 16.6% for the three months ended September 30, 2008 and the three months ended September 30, 2007, and increased approximately 8.15% for the nine months ended in the same period.
     The reason from declining nominal sales and increasing same store sales from 2007 to 2008 is because, during July 2007, we had non-recurring revenues of R$4.2 million provided by sales at the Pan-American and the Para Pan-American Games, events in which BFFC was the exclusive food and drink supplier. Excluding such non-recurring sales Net restaurant sales for our company-owned retail outlets would have been R$21.7 million for the three months ended September 30, 2008 and R$21.6 million for the three months ended September 30, 2007 and R$60.8 million and R$59.9 million for the nine months ended in the same periods.
     The increase of Revenues is attributable to the beginning of KFC brand operation on April, 2007, which brought 5 new points of sales with additional sales of approximately R$2.5 million as well as the factors described above.
     Such increase was partially offset by decreases attributable to the reduced number of Bobs brand point of sales, from 59 at September 30, 2007 to 58 at September 30, 2008.

Net Franchise Revenues
Net Franchise revenues are comprised of initial fees (amount due at the signing of a new franchise contract) and royalty fees (derived from a percentage on the sales of the stores operated by franchisees), as set forth below:

	Nine Months Ended		Three Months Ended
R$000’	September 30,		September 30,
	2008	2007	2008	2007

Net Franchise Royalty Fees	13,886	11,286	5,070	3,855
Initial Fee	1,929	1,700	629	692

Net Franchise Revenues	15,815	12,986	5,699	4,547

     Net franchise revenues increased R$1.2 million or 25.3%, to R$5.7 million for the three months ended September 30, 2008 from R$4.5 million for the three months ended September 30, 2007.
     Net franchise revenues increased R$2.8 million or 21.8%, to R$15.8 million for the nine months ended September 30, 2008 from R $13.0 million for the nine months ended September 30, 2007.
     This increase is attributable to the growth of Company’s franchise business from 496 retail outlets as of September 30, 2007 to 558 as of September 30, 2008.
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
Store Costs and Expenses
     As a percentage of Total revenues, Store costs and expenses were (71.0%) and (76.3%) for the quarters ended September 30, 2008 and 2007, respectively. As a percentage of Total revenues, Store costs and expenses were (73.3%) and (73.0%) for the periods of nine months ended September 30, 2008 and 2007, respectively.
     Analyzing as a segment (own-stores operations), Store cost and expenses had the following evolution towards Net revenues from own-operated restaurants:

R $000’	9 Months		9 Months		3 Months		3 Months
	Ended		Ended		Ended		Ended
	30-Sep-08%		30-Sep-07%		30-Sep-08%		30-Sep-07%
STORE RESULTS

Net Revenues from Own-operated Restaurants	60,837	100.0%	64,104	100.0%	21,670	100.0%	25,759	100.0%
Store Costs and Expenses
Food, Beverage and Packaging	(23,820)	-39.2%	(23,508)	-36.7%	(8,538)	-39.4%	(9,409)	-36.5%
Payroll & Related Benefits	(16,805)	-27.6%	(16,952)	-26.4%	(5,710)	-26.3%	(7,507)	-29.1%
Restaurant Occupancy	(7,092)	-11.7%	(7,540)	-11.8%	(2,308)	-10.7%	(2,972)	-11.5%
Contracted Services	(7,295)	-12.0%	(8,435)	-13.2%	(2,303)	-10.6%	(3,424)	-13.3%
Depreciation and Amortization	(1,956)	-3.2%	(1,800)	-2.8%	(662)	-3.1%	(632)	-2.5%
Other Store Costs and Expenses	(5,166)	-8.5%	(4,341)	-6.8%	(1,638)	-7.6%	(1,868)	-7.3%
Total Store Costs and Expenses	(62,134)	-102.1%	(62,576)	-97.6%	(21,159)	-97.6%	(25,812)	-100.2%

STORE OPERATING INCOME	(1,297)	-2.1%	1,528	2.4%	511	2.4%	(53)	-0.2%

Food, Beverage and Packaging Costs
     As a percentage of net restaurant sales, food, beverage and packaging costs were (39.4%) and (36.5%) for quarters ended September 30, 2008 and 2007, respectively. As a percentage of net restaurant sales, food, beverage and packaging costs were (39.2%) and (36.7%) for the nine months ended September 30, 2008 and 2007, respectively.
     The percentage increase of cost of food, beverage and packaging was due to increases of the purchase price of all main products: bread, meat and chicken hamburger, French fries, ice cream and soft drinks.
     The reduction of costs related to logistics and distribution of our main raw materials partially offset the cost increases.
Payroll & Related Benefits
     As a percentage of net restaurant sales, store payroll and related benefits decreased from (29.1%) for the three months ended September 30, 2007 to (26.3%) for the same period ended September 30, 2008. As a percentage of net restaurant sales, store payroll and related benefits increased from (26.4%) for the nine months ended September 30, 2007 to (27.6%) for the same period ended September 30, 2008.
     Payroll & Related Benefits increase is mainly attributable to raises of Company’s store personnel salaries of approximately 5.85% provided by union-driven agreements (which also derived higher social charges that are computed based on employees salaries). Such increase was partially offset by the reduction of temporary workforce.
Restaurant Occupancy Costs and Other Expenses
     Restaurant occupancy costs and other expenses expressed as a percentage of net restaurant sales were approximately (10.7%) and (11.5%) for the three months ended September 30, 2008 and 2007, respectively. Restaurant occupancy costs and other expenses expressed as a percentage of net restaurant sales were approximately (11.7%) and (11.8%) for the nine months ended September 30, 2008 and 2007, respectively.
     The decline of the percentage from the quarter ended September 30, 2007 to the same period of 2008 is mainly attributable to permanent reductions effective during the second and third quarters of 2008.
Contracted Services
     Expenses related to contracted services expressed as a percentage of net restaurant sales were approximately (10.6%) and (13.3%) for the quarters ended September 30, 2008 and 2007, respectively. Expenses related to contracted services expressed as a percentage of net restaurant sales were approximately (12.0%) and (13.2%) for the periods of nine months ended September 30, 2008 and 2007, respectively.
     These decreases are mainly attributable to reduction in the costs of electricity and reductions of contracted services as maintenance, security, money collection and call center.
     On the other hand, increases of water and gas consumption costs and cleaning material partially offset the overall decrease.

Depreciation and Amortization
     As a percentage of net restaurant sales, depreciation and amortization were approximately (3.1%) and (2.5%) for the three months ended September 30, 2008 and 2007, respectively. As a percentage of net restaurant sales, depreciation and amortization were approximately (3.2%) and (2.8%) for the nine months ended September 30, 2008 and 2007, respectively.
     The increases in Depreciation and amortization are attributable to store equipment modernization and to stores remodeling.
Other Store Cost and Expenses
     Other store cost and expenses expressed as a percentage of net restaurant sales were approximately (7.6%) and (7.3%) for the three months ended September 30, 2008 and 2007, respectively. Other store cost and expenses expressed as a percentage of net restaurant sales were approximately (8.5%) and (6.8%) for the nine months ended September 30, 2008 and 2007, respectively.
     Other store cost and expenses increases are mainly attributable to the increase of costs related to cleaning, office and consumption material.
Franchise Costs and Expenses
     As a percentage of Total revenues, Franchise costs and expenses were (5.6%) and (3.5%) for the quarters ended September 30, 2008 and 2007, respectively. As a percentage of Total revenues, Franchise costs and expenses were (5.3%) and (3.1%) for the nine months ended September 30, 2008 and 2007, respectively.
     Analyzing as a segment (franchise operations), Franchise costs and expenses had the following evolution towards Net Franchise revenues:

R $000’	9 Months		9 Months		3 Months		3 Months
	Ended		Ended		Ended		Ended
FRANCHISE RESULTS	30-Sep-08%		30-Sep-07%		30-Sep-08%		30-Sep-07%
FRANCHISE RESULTS

Net Revenues from Franchisees	15,815	100.0%	12,986	100.0%	5,699	100.0%	4,547	100.0%
Franchise Costs and Expenses	(4,531)	-28.7%	(2,651)	-20.4%	(1,677)	-29.4%	(1,184)	-26.0%

FRANCHISE OPERATING INCOME	11,284	71.3%	10,335	79.6%	4,022	70.6%	3,363	74.0%

     Franchise cost and expenses expressed as a percentage of net franchise revenues were approximately (29.4%) and (26.0%) for the periods of three months ended September 30, 2008 and 2007, respectively. Franchise cost and expenses expressed as a percentage net franchise revenues were approximately (28.7%) and (20.4%) for the periods of nine months ended September 30, 2008 and 2007, respectively.
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
     The Company recognizes its own advertising expense as incurred. Advertising investments, including own and franchisee expenditures, was R$12,6 million and R$14.4 million for the nine months ended September 30, 2008 and 2007, respectively.
     The marketing fund resources are not required to be invested during the same month or year that they were received, but they must be used in subsequent periods.
     The balance of non-invested marketing fund as of September 30, 2008 amounts R $1.0 million and is recorded as accounts payable accrued expenses at the balance sheet.
     As a percentage of total revenues, marketing expenses were approximately (0.9%) and (1.4%) for the three months ended September 30, 2008 and 2007, respectively. As a percentage of total revenues, marketing expenses were approximately (0.6%) and (1.7%) for the nine months ended September 30, 2008 and 2007, respectively.
General and Administrative Expenses
     As a percentage of total revenues, general and administrative expenses were approximately (14.4%) and (11.9%) for the three months ended September 30, 2008 and 2007, respectively, and approximately (13.9%) and (12.8%) for the nine months ended September 30, 2008 and 2007, respectively.
     The increases are attributable to increase in salaries of the administrative personnel, information technology improvements, as well as new programs launched to motivate a differentiated service in Bob’s chain stores, through several new operational processes.
     Such increases were partially offset y the decrease of administrative personnel and to lower consulting expenses.

Other Operating Expenses
     Other operating expenses are mainly comprised of uncollectible receivables, depreciation, preopening and non recurring expenses. The following table sets forth the breakdown of Other Operating Expenses:

	Nine months ended
R $000’	September 30,
	2007		2007
Uncollectable receivables	R$	(430)	R$	79
Depreciation of Headquarters’ fixed assets		(510)		(609)
Preopening and other expenses		(548)		(596)

	R$	(1,488)	R$	(1,126)

     Other operating expenses expressed as a percentage of Total Revenues were (1.2%), for the three months ended September 30, 2008 and (2.1%) for the three months ended September 30, 2007. Other operating expenses expressed as a percentage of Total Revenues were (1.7%), for the nine months ended September 30, 2008 and (1.3%) for the nine months ended September 30, 2007.
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
     During the nine months ended September 30, 2008 and 2007, Company’s review in accordance with SFAS 144, derived no charge to the income statement.
Interest Expense
As a percentage of total revenues, net interest expenses were approximately 0.2% and (0.6%) for the three months ended September 30, 2008 and 2007, respectively. As a percentage of total revenues, net interest expenses were approximately 0.0% and (0.5%) for the nine months ended September 30, 2008 and 2007, respectively.
The decreases of Interest Expenses are the reflection of the reduction of Company’s indebtedness.
Income Taxes
     As a percentage of total revenues, income taxes were flat 0.0% for the three months ended September 30, 2008 and 2007, respectively. As a percentage of total revenues, income taxes were approximately (0.3%) and (0.1%) for the nine months ended September 30, 2008 and 2007, respectively.
     The increase in 2008 is due amounts of income taxes greater than the monthly tax credit, resulting in income tax payable greater than in 2007.

     Venbo has substantial tax loss carryforward derived from its past negative operating results. Usually, tax losses represent deferred tax assets. However, before the year 2006, the Company used to record a valuation allowance that offset its total deferred tax assets, due the uncertainty of Venbo’s future positive results and, as a consequence, doubtful taxable income. As of December 31, 2006, Venbo’s business forecasts indicated taxable income for the subsequent 10 years. At year end, Company’s fiscal 2007 improved compared than those predicted in the previous year and its business projections still indicates positive results for the next 10 years. Therefore, as of December 31, 2007, the Company reduced its valuation allowance for the second year in a row and increased the caption Deferred Income Tax Assets in the balance sheet. Such adjustment also derived a positive impact of R$4.3 million on the income statement of the year 2007. The Company will revise its forecasts and will revaluate the realization of the Deferred Income Tax Assets.

LIQUIDITY AND CAPITAL RESOURCES (in Brazilian Reais, unless otherwise stated)
A) Introduction
     Since March 1996, we have funded Company’s cumulative operating losses of approximately R$32.0 million and made acquisitions of businesses and capital improvements (including remodeling of Company’s stores) by using cash remaining at the closing of Company’s acquisition of Venbo, by borrowing funds from various sources and from private placements of Company’s securities. As of September 30, 2008, we had cash on hand of approximately R$10.2 million — which includes investments funds of R$8.0 million — and a positive working capital of approximately R$9.6 million.
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
     For the quarter ended September 30, 2008, we had net cash provided by operating activities of R$1.9 million (R$1.8 million used in 2007), net cash used in investing activities of R$7.0 million (R$5.2 million in 2007) and net cash provided by financing activities of R$8.0 million (R$6.3 million 2007). Net cash used in investing activities was primarily the result of Company’s investment in property and equipment to improve Company’s retail operations, including new stores with KFC brand. Net cash used on financing activities was a result of Company’s repayment of borrowings from financial institutions.
     The Company has also invested in the financial market approximately R$1.5 million, re-purchasing 277,940 shares that, had considerably increased their value according to the over the counter market where they are negotiated.
     On February 28, 2008, the Company’s Board of Directors met and discussed the intention to payback to the Company’s shareholders the amount of $0,05 per share either as a one-time dividend. Accordingly, the company paid dividend in the amount of R $0.7 million.

B) Debt Obligation — financial institutions
     As of September 30 2008, the Company had the following debt obligation with financial institutions:

R $000’
	September 30,		December 31,
	2008		2007
Revolving lines of credit (a)	R$	1,755	R$	3,242
Leasing Facilities (b)		3,377		1,729
Other loan (c)		8,461		—

		13,593		4,971

Less: current portion		(6,366)		(4,010)

	R$	7,227	R$	961

At September 30, 2008, future maturities of notes payable are as follows:

R$000’
	Remaining 2008		R$	2,908
		2009		4,611
		2010		3,850
		2011		2,224

			R$	13,593

(a)	Due on demand from two Brazilian financial institutions with interest rates of approximately 19.1% and guaranteed by certain officers and receivables. The Company has additional R$4.0 million of unused credit lines.

(b)	Comprised of various lease facilities with Brazilian private institutions for the funding of store equipment; payable in a range from 21 to 34 monthly payments, together with interests range from 12.9% per annum to 17.7% per annum;

(c)	Loan contracted within UBS PACTUAL related to the acquisition of Pizza Hut business in Brazil (see note 2 of the Financial Statements). Repayment in 36 monthly installments of R $249,993, plus interest of 16%p.y., starting on September 15, 2008. Loan is guaranteed by Company’s financial funds. This loan has swap terms as discussed above at “Our Business” .
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
                    The second amnesty program (PAES) included the balance of the previous federal tax amnesty program (REFIS) and unpaid 2001 and 2002 federal tax, as well as the Social Security penalties. The total debt included in such program is being paid in monthly installments, on a timely basis, equivalent to 1.5% of Venbo’s gross sales, with interest accruing at rates set by the Brazilian federal government, which currently are 6.25% per year (6.25% per year in 2007).
                    During the period of nine months ended September 30, 2008, the Company paid approximately R$1.5 million (1.6 million in the first same period of 2007) related to such Brazilian federal tax amnesty program, including R$263,491 (R$257,789 in 2007) of interests.
                    In February 2005, the Company compared its remaining debt regarding PAES with statements provided by the Brazilian Federal Government. Those statements reported that Company’s total debt would be greater than the figures in the Company’s balance sheet, in the amount of approximately R$3.2 million. During March, 2005, the Company filed a formal request with the Brazilian Federal Authorities, claiming to have its total debt reviewed. Such request, reconciled the amounts the Company had accrued at its accounting books to the amounts reported in the official statement at the same period. The Company believes that the amounts accrued at the balance sheet as of September 30, 2008 (total of R$11.4 million) are correct, however, there is no assurance that the outcome of this situation will derive further liability to the Company. As of September 30, 2008, the difference between such debt at the statements provided by the Brazilian Federal Government and the statements reported by the Company’s was R$4.8 million (R$4.6 million in 2007).
                    For the remaining period of 2008, we expect to pay approximately R$0.5 million pursuant to the federal tax amnesty program.

D) Other Obligations
     We also have long-term contractual obligations in the form of operating lease obligations related to Company’s owned and operated stores.
     The future minimum lease payments under those obligations with an initial or remaining noncancelable lease terms in excess of one year at September 30, 2008 are as follows:

R$ 000’
	Contractual
Fiscal Year	Leases

Remaining 2008	R$	1,009
2009		3,271
2010		2,466
2011		1,949
2012		876
Thereafter		560

	R$	10,131

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

R$ 000’
	Contractual
Fiscal Year	Leases		Fiscal Debt		Loans Payable		Total

Remaining 2008	R$	1,009	R$	848	R$	2,183	R$	4,040
2009		3,271		1,696		1,710		6,677
2010		2,466		1,696		949		5,111
2011		1,949		1,696		290		3,935
2012		876		1,696		—		2,572
Thereafter		560		3,768		—		4,328

	R$	10,131	R$	11,400	R$	5,132	R$	26,663

     Lease obligations are usually restated in accordance to Brazilian inflation (see disclose the latest recent annual rates at Background, ITEM 7 of this report). Fiscal debts are due with interests, which rates are discussed on letter C above. All the amounts disclosed on the previous tables include interest incurred up to September 30, 2008 on an accrual basis.

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
     The balances presented on September 30, 2008 in the caption Marketing Fund represent contributions made by Venbo and by the franchisees, but not used in campaigns yet, thus, these balances are, as agreed with the franchisees chain, an obligation of Venbo on that date.
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

     In September 2006 the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, which establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007 except for nonfinancial assets and nonfinancial liabilities, for which the effective date is fiscal years beginning after November 15, 2008. During the 2008 third quarter, FSP FAS 157-3 was issued. Such FSP amended SFAS 157 by giving further guidance in determining fair value of a financial asset when there is no active market for such assets at the measurement date. This new guidance illustrates the fact that approaches other than the Market Value Approach to determining fair value may be appropriate for instruments such as those for which the market is no longer active. In utilizing these other approaches, however, the guidance reiterates certain of the measurement principles described in SFAS 157. The adoption of SFAS No. 157 and FSP FAS 157-3 is not expected to have a material impact on the Company’s financial statements.
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
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interest) and for the deconsolidation of a subsidiary. This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with early adoption prohibited. The Company does not expect the adoption of SFAS No. 160 to have a significant impact on its consolidated financial statements.
     In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). This FASB Staff position eliminates the obligation, when computing the useful life of acquired intangible assets, to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions and, instead, requires an entity to consider its own historical experience in renewing similar arrangements. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. This FASB Staff Position is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact on its consolidated financial statements derived by the adoption of SFAS No. 160.

     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and how these items affect a company’s financial position, results of operations and cash flows. SFAS 161 affects only these disclosures and does not change the accounting for derivatives. SFAS 161 is to be applied prospectively beginning with the first quarter of our 2009 fiscal year. The Company is currently evaluating the impact, if any, that SFAS 161 will have on the disclosures in its consolidated financial statements.
     In May 2008, the FASB issued SFAS No. 162, “Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP. This statement will become effective during the Company’s 2008 fourth quarter. The Company do not expect any significant impact on its consolidated financial statements upon implementation of this pronouncement.

OFF-BALANCE SHEET ARRANGEMENTS
     We are not involved in any off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     We do not engage in trading market risk-sensitive instruments or purchasing hedging instruments or “other than trading” instruments that are likely to expose us to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. We have not issued debt instruments, entered into forward or futures contracts, our purchased options. We have entered into a swap contract only in the case of our recent loan with UBS Pactual to finance the acquisition of Pizza Hut São Paulo, pursuant to which we will incur additional debt depending on the fluctuation of the exchange rate between the Brazilian Real and the U.S. Dollar. This swap arrangement was a hedge in exchange of a significant reduction in interest rates for this loan, and is linked to such exchange rate. Any additional cost issued from the recent devaluation of the Brazilian currency is for the moment on compensated by the lower interest rates obtained from the bank and, if even so there will be extra costs in this transaction, it is always within the terms of the acquisition of Pizza Hut giving the low price paid for this company in EBITDA terms. See the notes on the MD&A report.
     Our primary market risk exposures are those relating to interest rate fluctuations and possible devaluations of the Brazilian currency. In particular, a change in Brazilian interest rates would affect the rates at which we could borrow funds under our several credit facilities with Brazilian banks and financial institutions, as well as, increase our debt with UBS Pactual.

ITEM 4.	CONTROLS AND PROCEDURES.
     Under the supervision and with the participation of management, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer, Ricardo Bomeny, who is also our acting Principal Financial Officer has concluded that, as of September 30, 2008, these disclosure controls and procedures were effective in timely alerting him to material information relating to our company required to be included in our periodic SEC reports. Since September 30, 2008, there were no significant changes in our internal control over financial reporting, or in other factors, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
Date: November 28, 2008

BRAZIL FAST FOOD CORP.
By:	/s/ Ricardo Figueiredo Bomeny
Ricardo Figueiredo Bomeny
Chief Executive Officer and acting Chief Financial Officer