Form 10-K
period 2008-12-31
BRAZIL FAST FOOD CORP
filed 2009-04-09
CIK 914537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
Yes ☐       No ☑
As of April 6, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $9,292,506, computed by reference to the average bid and asked price of such common stock.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 6, 2009

Common Stock, $0.0001 par value per share	8,437,927 shares
Documents Incorporated By Reference
Portions of the Registrant’s definitive proxy statement for its 2008 annual meeting of Shareholders, which proxy statement will be filed no later than 120 days after the close of the Registrant’s fiscal year ended December 31, 2007, are hereby incorporated by reference in Part III of this Annual Report on Form 10-K.

EXHIBIT INDEX	70
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
CONSOLIDATED BALANCE SHEETS	F-3
CONSOLIDATED STATEMENTS OF OPERATIONS	F-4
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)	F-5
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)	F-6

CONSOLIDATED STATEMENTS OF CASH FLOWS	F-7
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-8 to F-38
Sec. 302 Certification of CEO & CFO
Sec. 906 Certification of CEO & CFO
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

PART I
     ITEM 1. BUSINESS
     Brazil Fast Food Corporation, the registrant, together with its subsidiaries, is referred to herein as the “Company” or “We” or “BFFC”.
     (a) GENERAL DEVELOPMENT OF BUSINESS
     We, through our holding company in Brazil, BFFC do Brasil Participações Ltda. (“BFFC do Brasil”, former 22N Participações Ltda.), and its wholly-owned subsidiaries, Venbo Comércio de Alimentos Ltda. (“Venbo”), a Brazilian limited liability company that conducts business under the trade name “Bob’s”, CFK Comércio de Alimentos Ltda. (“CFK”, former Clematis Indústria e Comércio de Alimentos e Participações Ltda.), a Brazilian limited liability company that conducts business under the trade name “KFC”, Internacional Restaurantes do Brasil (IRB) a Brazilian Corporation that conducts business under the trade name “Pizza Hut” and Surpilog Logística Ltda., a Brazilian limited liability company devoted to logistic services, constitute a group that is the second largest fast food chain in Brazil as per the number of points of sales in all Brazilian territory.
     We were incorporated in Delaware in 1992. Our executive offices are located at Rua Voluntários da Pátria, 89 — 9º andar, Botafogo, CEP 22.270-010, Rio de Janeiro — RJ, Brazil. Our telephone number is +5521 2536-7500.
Recent Developments
     In December 2006, we set up a holding company in Brazil, called BFFC do Brasil Participações Ltda. (“BFFC do Brasil”, former 22N Participações Ltda.), via the capital contribution of the equity interest we held in Venbo Comércio de Alimentos Ltda. (“Venbo”). Following this restructuring, all of our businesses in Brazil were consolidated through this new holding, and Venbo started to conduct its business through three primary divisions: fast food restaurants, franchises and real estate.
     This division is being carried out and will improve Venbo’s management decisions, enhance its operations, increase its efficiency and facilitate its access to bank loans and other financial instruments. Complementary, Venbo reformulated its managerial organization in October 2008. The President (CEO) of the group has under his authority two Departments and four Divisions. The former are the Supply Department and International Department. The latter are the Administrative & Finance Division, the Development division, the Brands Division and the Own Stores Division. In the A & F Division we include the Accountants, the Financials, the Human Resources and Training Department, the IT Department, the Legal Department and the Administrative Services. The Development division has an Expansion Department and a Project & Design Department. The Brands Division manages all franchise chains, to-day limited to Bob’s brand. The Own Stores Division manages all brands points of sale, to-day limited to Bob’s, KFC and Pizza Hut brands, the latter incorporated only in December 2008.
     During the first quarter of 2007, we reached an agreement with Yum! Brands, owner of the KFC brand, to conduct the operations of KFC’s four directly owned and operated restaurants in Rio de Janeiro as a Yum! Brands’ franchisee. In order to operate the KFC brand in Brazil, we, through BFFC do Brasil, established a new subsidiary, named CFK Comércio de Alimentos Ltda. (“CFK”, former Clematis Indústria e Comércio de Alimentos e Participações Ltda.), which is responsible for managing, developing and expanding KFC’s chain in Brazil. CFK initiated its activities on April 1, 2007. During the year 2008 we opened three new own stores in Rio de Janeiro and Macaé (State of RJ) and in March 2009 two other stores have been set up also in Rio de Janeiro. The Yum! Brands franchise agreement were complemented by two other agreements, one of them turning BFFC responsible for the management of the KFC chain in Brazil and the other one giving us the responsibility for the expansion of this chain in accordance with a special program agreed by both parties.
     The Pizza Hut concept is adopted by BFFC through the acquisition of Internacional Restaurantes do Brasil (IRB), a franchise operator of 14 stores in the great São Paulo city. We entered into an agreement with Mascalli, a Brazilian society having as a controller partner Mr. Jorge Aguirre, CEO of IRB for the last ten years. Mascalli entered with 40% and BFFC with 60% of IRB’s capital. This operation, for local fiscal reasons, was done through another society called POGO Participações, constituted by Mascalli (40%) and BFFC do Brasil (60%). POGO, in fact, acquired IRB and in January 2009 was incorporated by IRB. Further in this report we give other details of this transaction.
     Also in 2008 we reached an agreement with a Chilean company to develop Bob’s brand in Chile and DoggiS in Brazil. DoggiS is a Chilean brand specialized in hot-dogs. This will add a new concept to our multi-brand program, with products that are a natural complement to our activities in the fast-food market. Diversification is one of our strategic programs supported by the multi-brand concept. The agreement was built on a Master Franchise basis creating two societies with crossed participations 80/20% in Chile and Brazil. These two societies will start operating in 2009.
     (b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
     Not applicable.
     (c) NARRATIVE DESCRIPTION OF BUSINESS
Restaurant Operations (Bob’s & KFC)
     As of December 31, 2008, we had 642 points of sale including 277 kiosks and trailers, of which 62 are owned and operated by us and the remaining 580 by our franchisees, all under the “Bob’s” trade-name. Note that approximately 53.1 % of these points of sale are located in the States of Rio de Janeiro and São Paulo, with the remainder widely spread throughout major cities in all other States of Brazil, except for three franchised restaurant in Angola. The largest number of franchise operations outside Rio de Janeiro and São Paulo are in the States of Santa Catarina and Paraná, both in the south of Brazil, and Minas Gerais. In the last years we have been extending our points of sale in country towns with at least 250,000 inhabitants, a large territory with none or short presence of our bogger competitors. We had also in December 31, 2008, 7 own operated stores with the brand KFC, all in Rio de Janeiro. There are no KFC stores operated by franchisees yet.
     All points of sale serve a uniform menu of hamburgers, cheeseburgers, chicken burgers, sandwiches, French fries, soft drinks, juices, desserts, ice creams and milkshakes. Selected points of sale also serve coffee and/or beer. They are generally open all year round, seven days a week. Our points of sale generally open at 10:00 a.m. Closing hours vary according to location. In some locations with proximity to late night entertainment, the points of sale remain open for the “after hours” crowd.
     Our fast-food service is based in a single line system distinguished from other competitors by its variety and flexibility, which allow customers to add items to or exclude items from the several meals they have to choose. We maintain a cooked-to-order philosophy: cooks would prepare orders as read to them by the counter service representative who took the order or as exposed on a screen in the kitchen as transmitted by an automatic system from the cashier.

     For the past fourteen years, we have been the exclusive provider of hamburgers and related items at one of Brazil’s largest special events – the Rio de Janeiro Carnival, the one-week festive period that precedes the advent of Lent. Likewise, our food products are sold at other special events throughout Brazil, mainly intent on young crowds. In 2007, we also participated in the São Paulo Carnival. In addition, we participated in the Panamerican and Para Panamerican Games (North, Central and South America Olympics), held in the city of Rio de Janeiro between July and August 2007. We also participate in events through our franchisees in the north and northeast of Brazil. Using custom constructed trailers and moveable kiosks, we are able to offer most of our products at temporary locations for the duration of each special event. Besides providing an additional revenue source, our visibility is enhanced by signage that can be picked up via television coverage of the special event and by reaching a consumer market where we may not have a permanent outlet.
     The following table presents the openings and closings of both Bob’s owned and operated restaurants and its franchised restaurants for the years ended December 31, 2008, 2007 and 2006:

	Years Ended December 31,
	2008		2007		2006
	Stores	Kiosks	Stores	Kiosks	Stores	Kiosks
Owned and operated restaurants:
Opened during period	2	4	1	3	0	3
Closed during period	1	0	1	2	5	2
Sold to franchisees	1	0	3	2	0	0
Bought from franchisees	0	0	1	0	0	0
Open at end of period	42	20	42	16	44	17
Franchised restaurants:
Opened during period	28	49	30	56	40	43
Closed during period	13	7	17	7	7	6
Sold to us by our franchisees	0	0	1	0	0	0
Bought from us by our franchisees	1	0	3	2	0	0
Open at end of period	323	257	307	215	292	164

Total stores & kiosks at end of period:	365	277	349	231	336	181
     The average guest check per customer for both our owned and operated points of sale and our franchised points of sale for the years ended December 31, 2008, 2007, 2006 was R$ 9.07 R$8.62 and R$8.55, respectively.
     We strive to maintain quality and uniformity throughout our chain by publishing detailed specifications for food products, food preparation, and service, by continuous in-service training of employees and by field visits from our supervisors. The store manager, who visually inspects the products as they are being prepared for cooking, undertakes quality control at each point of sale. The store manager also keeps a record of the expiration date of the products in inventory. In addition, we have a third party company hired to review all own-operated and franchised stores’ operation as well as recommend actions to be taken by the store manager to comply with our quality and uniformity specifications. Our quality control inspectors are also sent periodically to each restaurant, whether owned by us or by one of our franchisees, to conduct a review of the food stock. These inspectors also take samples of the water used at each restaurant in the preparation of food and drinks as well as random samples of one food item, which are taken to a contract laboratory for a microbiological analysis. In 2008, we hired a third party company to perform these activities so that our field supervisors and consultants may focus their work on the business and its markets.

     In 2007, we concluded an agreement with Yum! Brands, owner of the KFC brand, to conduct the operations of KFC’s four directly owned and operated restaurants in Rio de Janeiro as a Yum! Brands’ franchisee along with managing, developing and expanding KFC’s chain in Brazil. Yum! Brands is one of the largest restaurant operators in the world and we believe we will be able to diversify our business in Brazil and benefit immensely from their knowledge and experience. All stores respect Yum! Brands specifications for layout, food products, food preparation, and service. We operated 4 restaurants as of December 31, 2007, and 7 restaurants at December 31, 2008, all own operated stores. We operate 8 points of sale as of March 2009, all stores.
Growth Strategy
     Our primary goal is to continue to increase our network of points of sale in Brazil, where we believe fast food is a developing market, and to gain market share by entering city markets where we are under-represented.
     Bob’s is the second largest fast food hamburger restaurant chain in Brazil and we are focusing our growth efforts upon the development of new franchises, in the proportion of 40 % stores to 60 % kiosks. Our target is to achieve 720 operating points of sale in 2009, occupying growth potential locations to avoid the entrance of competitors and increasing the number of outlets in major cities of Brazil, like São Paulo (SP), Salvador (BA), Porto Alegre (RS) and Brasília (Brazil’s Federal District), as well as in cities with more than 250,000 inhabitants, and depending on the average income, in cities with between 150,000 and 250,000 inhabitants. As part of our growth strategy, we have begun to participate in regional business presentations and organize road shows in order to captivate new franchisees candidates in targeted cities in Brazil.
     We are also focusing our growth efforts on the increase in profitability of existing points of sales. We are looking out for Bob’s stores and we aim to increment sales per square meter through layout enhancement, production process study, service improvement, as well as motivational programs and personnel training. We created in 2007 a new campaign called “Formula” to doctrine our employees for a differentiated service in our stores, and parallel we developed a program called “AGIR” aiming to meet our customers desires in terms of fast, courteous and assertive service. The new Own Stores Division (see organization chart in this report), under the command of a largely experienced professional, is a new strategy that will focus the profitability of our restaurants and points of sale of all brands.
     In 2008, we made capital expenditures to upgrade both the technology system and the computer base at our own-operated stores. We purchased new equipment and introduced Coffee Station as a test to explore the new acquired brand In Bocca al Lupo Café. (IBALC). There are to-day 4 IBALC stations operating in Pizza Hut stores in São Paulo.
     We are also focusing our growth efforts upon the development of new own-operated KFC stores in Rio de Janeiro. All new stores will respect Yum! Brands specifications.
     We are committed to a multi-brand concept that could let us work with different trademarks. We are permanently studding investments under this concept, not only in Brazil but also abroad, inclusive in other countries of Latin America. The agreements recently signed concerning Pizza Hut and DoggiS that will start in BFFC group in 2009, are to-day a reality that is completely matched to this strategy.
Franchise Program
     In 2008, for the eleventh year in a row, Bob’s received the Quality Seal of the Brazilian Franchise Association (ABF). This quality seal is granted after a consultation with the franchisees of pre-qualified franchisors about marketing performance, business support and training offered by the franchisor. Franchisors only pre-qualify when fulfilling all necessary requirements of the franchising industry.
     Bob’s franchise agreements generally require the franchisee of a traditional Bob’s restaurant to pay us an initial fee of R$60,000, which is lower for kiosks and small stores, and additional monthly royalties fees equal to 5.0% of the franchisee’s gross sales. Franchisees pay also 4.0% of monthly gross sales in marketing contribution. Our typical franchise agreement also provides that the franchisee has the right to use the Bob’s trademark and formulas in a specific location or area, must use our approved supplies and suppliers and must build each franchised outlet in accordance with our specifications at approved locations. Today, the term of our franchise agreements is 5 years, with antecedent agreements having 10-year terms. Historically, upon expiration a franchise agreement is renewed without the interruption of the franchisee’s business. We generally have no financing obligations with respect to these franchise agreements. The KFC and DoggiS franchise agreements have been and are being adapted both to the brands owners and to the particular rules and uses of the Brazilian market.
     At present, approximately 9 months elapse between our initial contact with a prospective franchisee and the opening of a franchised point of sale. After individuals wishing to own and operate a Bob’s franchise are submitted to a psycho test, a one day training at a store and an interview with the franchise development team, they have an initial meeting with a committee formed by our top management, which reviews all individuals’ applications and determines which should be accepted, and if the potential franchisee meets certain basic conditions, such as significant business experience, financial resources and knowledge of the market in the area where the franchise will be located. When accepted, the potential franchisee who agreed with our offering circular signs (a) the candidacy agreement, which is immediately in force and suspends the franchise in case a Bob’s store is not open, (b) the franchise agreement, which will be in force when the restaurant is inaugurated, and pays a non-refundable sum equal to 50.0% of the initial franchising fee. Following mutual agreement as to the site of a new restaurant, he pays the remaining 50.0% of the initial franchising fee, begins a four-month training program and handles all documents contained in the Master check list. Construction of the restaurant typically begins at the beginning of the training program and is generally completed within three to six months. The franchising fee is sufficient to cover all training expenses we incur.
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
     We encourage mature and profitable franchisees to increase the number of stores they operate. As a consequence of this strategy, the number of points of sale per group of franchisees (which includes franchised restaurants in the name of partners and family relatives) increased from 1.77 in 1999 to 3.93 in 2008. At December 31, 2008, we had 148 franchisees that collectively operated 580 points of sale. From this total, 27 operated more than 5 points of sale, and 12, more than 10 points of sale.
     We have successfully focused on developing special agreements with gasoline retailers to house Bob’s points of sale in retail gasoline stations. The restaurant/gas stations, or “joint sites”, although housed at gas stations, are built, owned and operated by our franchisees rather than by the gasoline retailer. We then share a portion of the royalties attributable to those “joint sites” with the respective gasoline retailer. We are currently operating 40 joint sites with gasoline retailers, including Shell, Forza, and Petrobras, the largest one in Brazil. Our agreements with each of these gasoline retailers do not establish a number of joint sites to be opened. These agreements, like our standard franchise agreements, only set forth conditions to establish a joint site and do not limit the number of joint sites that may be opened under the agreement. To date, there are eight joint sites operating in Petrobras gas stations. Shell has seven joint sites in operation. Forza has twenty Bob’s sites in operation. Besides, other five joint sites operate in Repsol, Ale, Esso and Texaco.
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
     KFC franchise will operate under Yum! Brands model, which is not different from Bob’s model.
     In 2009 we intend operating two Bob’s stores in Chile in association with our partner in the DoggiS agreement before mentioned in this report.
Advertising and Promotions
     We aim to increase fidelity among our target-market, formed by young consumers from 13 to 25 years old, and attract consumers not familiarized with our products. For this reason, we intend to identify our fast-food hamburger restaurant chain with a place to go with the family and to meet friends. This concept is common to KFC and Pizza Hut brands.
     We, through our advertising agency, develop a multi-media marketing program to advertise our restaurant network in its primary markets. We usually employ television, radio, outdoors, and a variety of promotional campaigns to advertise our products; and we develop 15 and 30-second television commercials, which, typically, are aired one to six times a day for a 15-day period.
     In 2008 we issued 18 campaigns. Eight of them, for the launching of new products or directed to sustain leading products with special marketing programs: hamburgers, chicken burgers, new srisp milkshakes and desserts. These 8 campaigns were issued through different medias, mainly radio, TV and outdoors. They extended from April up to the end of the year. Double Burger and Double Classic Burger went through the summer up to March 2009.
     Three other campaigns focused plates for lunchtime: Bob’s Burger at law price, Bob’s Barbecue and Bob’s Salad. They began in June 2008 and finished at the end of March 2009.
     Other seven campaigns addressed to children. Plates and combos for kids had always a different toy in its composition with figures as Tom & Jerry, Speed Racer, Penelope & Scooby, Mini VCD transformers and Hello Kit, IO IO ball and Jumper. All of them supported by PDV or TV Cartoon. They went from March to December.
     Another campaign was devoted to “delivery”. Diffusion of telephones and site were done through Yahoo and Google channels, newspapers and e-mailing, from August to December.
     Certain of our points of sale offer special services for children’s birthday parties and also feature appearances by “Bobi, Biba, and Bonga”, our mascots. Visual tools, such as banners, posters and place mats, reinforce all these programs. We keep franchisees informed of current advertising techniques and effective promotions and make our advertising materials available to our franchisees. Our franchisees contribute generally with 4.0% of their monthly gross receipts to a marketing fund dedicated to advertising and promotions that we administrate. Franchisees can discuss with us marketing programs in the meetings of the Franchisees Council, 4 per year. The Marketing Fund is audited yearly with an external independent audit chosen with the franchisees’ vote. Individual stores also develop promotional programs to attract additional clientele or to assist in the implementation of expanded business hours. Each outlet pays for these promotions.
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
     In June 2005, we renegotiated our contract with Fast Food Distributor Ltda. (FBD) to include transportation and delivery of supplies to each point of sale, and extended it, which otherwise would expire in December 2005, for five more years. The new terms represent substantial cost reductions and will impact positively on the operational margins of our fast food restaurant chain. Due to that, Suprilog, a limited liability company established by Venbo Comércio de Alimentos Ltda. with the objective to carry out the transportation service for a limited period of time, ceased its operations, which were absorbed by FBD, in November 2005. Suprilog was then converted into the present unit with a logistic and maintenance profile. It renders services to the companies of the group as warehouse for informatics, store equipment, marketing and refurbish materials and spare parts for store equipment. It is also a support to maintenance of store activities and since 2008 it is operating a buy & sale business of the basic ingredient of crisp milkshakes.
     We participate in long-term exclusivity agreements with Coca-Cola, for its soft-drink products, Ambev, the biggest Brazilian brewery company, Farm Frites, the Argentinean producer of french fries, and Sadia, one of the biggest meat processors in Brazil, as well as with Novartis Nutrition for its Ovomaltine chocolate. These agreements are extensive from four to five years. The Coca-Cola agreement was amended in 2008 to extend the exclusivity period to April 2013.
     Our KFC chain is still very small but even so it has a small marketing fund which has been used in 2008 specially in outdoors and store exposition and diffusion of promotions. We also contribute to a Latin American fund managed by Yum! International and addressed to the diffusion of the brand.
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

     Our trademarks and service marks have been registered in the Brazilian trademark office. These trademarks and service marks expire at various times, when they are routinely renewed. The following table sets forth our significant trademarks and service marks that are registered in the Brazilian trademark office:

Trademark or Service Mark	Expiration Date
BFFC	03/25/2017
BFFC- BRAZIL FAST FOOD CORP	03/25/2017
BIG BOB	01/05/2012
BOB’S	06/05/2012
BOB’S EXPRESS	08/14/2009
BOB’S GRILL	05/01/2017
CAPUCCINE	11/13/2017
FRANFILE	03/24/2013
SALADÍSSIMAS BOB’S	11/29/2013
BOB’S DOUBLE CHEESEBURGER	10/23/2010
BOB’S BURGÃO	12/16/2015
FRANLITOS	12/04/2016
     We have registered our trademark “Bob’s” in Paraguay, Uruguay and Argentina, the three countries members of the Mercosur — South America Commercial Agreement, in which Brazil takes part. We have also registered “Bob’s Burgers” trademark and logo in Paraguay, Uruguay, and Argentina. We have also registered our trademark “Bob’s” in Portugal, Germany, France, Italy, Chile and Benelux (an economic union of Belgium, the Netherlands, and Luxembourg), as well as in Angola, where we opened a franchise store at the end of 2005. As of today, we are initiating the process of registering our trademarks in the United States of America and Mexico.
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
     Additionally, each of our restaurants is in competition with informal food service. Fast-food restaurants have to focus on a limited number of options, sometimes even on just one type of product, in order to achieve the efficiency required in the competitive food service industry. Brazil is a vast country with an extensive regional cuisine, where a typical meal from one region can be found exotic in another, making more challenging the act of convincing the general public of a cross-country homogeneous menu. Because of that, made to order improvisations, prepared at the street by informal and moveable vendors nearby bus stations and subways can be more appealing to the general public, since it mirrors people preferences, is convenient and overcomes income barriers more easily.
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
     The KFC stores and the Pizza Hut stores explore the concepts developed by Yum! Brands which have many characteristics in common with Bob’s operation. KFC is specialized in fried chicken and its stores have the lay-out, identification and colors proper of the brand. Most of Pizza Hut stores re casual dining restaurants. But the focus in quality, quick service and excellent clients’ acquaintance are the same in all brands operated by the BFFC group. As a consequence we can say that competitors are the same for all of them.
Personnel
     As of December 31, 2008, Venbo (Bob’s brand), including its franchisees, employed around 10,000 persons, of whom 1,487 were employed in own operated restaurants. The total number of full-time employees as of December 31, 2008 was 1,667, which includes our administrative staff. CFK (KFC brand) employed as of December 31, 2008, 335 persons in the stores and 343 including the administrative staff.
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
     (d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES
     Not applicable.
     Note: we have three franchise points of sale in Luanda, capital of Angola; although we have been receiving royalties attributable to this operation since then, the total amount received is not relevant to our operations. These royalties are registered as BFFC revenues in the USA.
Availability of Reports and Other Information
     We make available, free of charge, copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statement on Schedule 14A and amendments to those materials filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 after we file electronically such material with, or furnish it to, the United States Securities and Exchange Commission (the “Commission”). Persons wanting copies of such reports may send us their requests at Rua Voluntários da Pátria 89, 9º
andar — Botafogo CEP 22.270-010, Rio de Janeiro, Brazil, in attention to Brazil Fast Food Corp. Secretary. In addition, such reports are available, free of charge, on the Commission’s website located at www.sec.gov, and may also be read and copied at the Commission’s public reference room at 100 F Street, NE, Washington, D.C. 20549, or by calling the SEC at (800) SEC-0330.

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
Risks Relating to Operations
•	Our success depends on our ability to efficiently compete in the food service industry.
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
     A portion of our revenues is attributable to the fees we collect from our franchisees. To improve our revenues in the future, we have developed a growth strategy that includes increasing our number of franchised points of sale. This growth strategy is substantially dependent upon our ability to attract, retain and contract with qualified franchisees and the ability of these franchisees to open and operate their Bob’s points of sale successfully. In addition, our continued growth will depend in part on the ability of our existing and future franchisees to obtain sufficient financing or investment capital to meet their market development obligations and this may be also influenced by the Brazilian economy and market development. If we experience difficulty in contracting with qualified franchisees, if franchisees are unable to meet their development obligations or if franchisees are unable to operate their points of sale profitably, the amount of franchise fees paid to us by our franchisees would decrease and our future operating results could be adversely affected.

•	We are subject to extensive regulatory requirements applicable to the food service industry.
     Both our franchisees and we are subject to regulatory provisions relating to the wholesomeness of food, sanitation, health, safety, fire, land use and environmental standards. Suspension of certain licenses or approvals due to our or our franchisees failure to comply with applicable regulations could interrupt the operations of the affected restaurant and inhibit our or their ability to sell products. Both our franchisees and we are also subject to Brazilian federal labor codes, which establish minimum wages and regulate overtime and working conditions. Changes in such codes could result in increased labor costs that could cause a reduction in our operating income. We are also subject to Brazilian federal franchising laws applicable to franchise relationships and operations. Changes in these or any other regulations may contain requirements that impose increased burdens on our business, which may adversely affect our results of operations. We cannot assure that we will be able to deal successfully with any potential new or amended regulations.
Risks Relating to Brazil
•	Our business is subject to changes in Brazil’s economy.
     Our business is very sensitive to the economic activity, and is highly affected by consumers’ confidence, population average income and employment. In Brazil, these three factors have improved significantly. Nevertheless, the Brazilian economic growth has averaged 4.2% p.y. in the last three years, what is substandard in comparison to other developing countries.
     Brazil’s tax burden accounts for an estimated 36.0% of GDP and the real interest rate (currently at around 6.8% p.y.) is among the highest in the world. Tax burden and interest rates pressure our business by depressing our margins and increasing our cost of capital. Also, inflation pressure our business because, although inflation is often reflected on food products and packing material we purchase, as well as on utility service and occupancy expenses we incur, to pass on higher costs is not always possible due to Brazilian low consumers’ purchase power. Besides, higher inflation can pressure labor costs and increase unemployment, which has an adverse effect on our business, since it spurs informal business, such as moveable food vendors at the street.
     The present world financial crisis that started in September 2008 is gradually affecting the Brazilian economy. We don’t know up to what extent the crises will cause sales and margins reduction and less income, as a natural consequence. We cannot either assure that we will be able to implement quick emergency measures to mitigate these eventual risks.
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
Risks related to our common stock
•	Our common stock has been delisted from The Nasdaq SmallCap Market.
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
     VENDEX was the owner of Venbo Comércio de Alimentos Ltda. before we purchased it in 1996. At that moment, a due diligence was conducted to evaluate its debt, other liabilities and assets. The agreement signed by both VENDEX and Brazil Fast Food Corp. determined that VENDEX would be responsible for any hidden liability or future liability concerning the acts of the company prior to the date of the purchase, limited to certain conditions.
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
     We believe VENDEX attorneys are defending all demands. During the third quarter of 2007, the only relevant claim was judged favorable to VENDEX. All other claims we know are immaterial; however, we cannot predict the receipt of additional claims that might be material.
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
     We own the land and buildings for 8 points of sale, 5 of which are presently leased to franchisees and 3 of which houses 3 of our own-operated stores. We also lease the property for

39 of our own-operated stores and 16 of our own-operated kiosks. Our land and building leases are generally written for terms of five years with one or more five-year renewal options. Certain leases require the payment of additional rent equal to the greater of a percentage (ranging from 1.0% to 10.0%) of monthly sales or specified amounts.
     Our corporate headquarters were located until June 2004 in premises at Avenida Brasil, 6431 Bonsucesso, CEP 21.040-360, Rio de Janeiro, RJ, Brazil, which Venbo acquired in 1995. Today, our headquarters are located at Rua Voluntários da Pátria, 89 – 9th floor Botafogo, CEP 22.270-010, Rio de Janeiro, RJ, Brazil. These are leased offices that enable us to reduce expenses due to the fact that we occupy a smaller area with less expenditure of electricity and air conditioning.
     The Bob’s franchise activities are supported by personnel located at this address. The KFC administrative department in Brazil is located at the same building, on the 8th floor. The four Divisions that integrate our headquarters and the administration of our stores are now all located in the same building.
     We believe that our current facilities are adequate for our needs in the foreseeable future.
     All KFC stores and Pizza Hut restaurants are operated in leased locations. The average areas for these brands are currently 20 to 40 % bigger than for Bob’s stores.
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
     Concerning the value added state tax – ICMS, since the second quarter of 2000, the Company has been reaching a sequence of agreements with the Rio de Janeiro state government to settle unpaid taxes in installments. During the last agreement, fiscal authorities of Rio de Janeiro did not recognize a portion of those unpaid taxes, and accordingly the Company estimated and accrued it as long-term liability. As the time allowed to fiscal authorities for claiming those unpaid taxes expired, the Company canceled it. Also, in 2005, the Company were fined by the fiscal authorities of Rio de Janeiro because it couldn’t fulfill an electronically requirement due to a technical difficulty. In 2007, the Company finally overcome its difficulty and adjusted itself for the requirement in the States of Rio de Janeiro and São Paulo.
     In January 2009 the State of Rio de Janeiro fined VENBO because of pretended error in tax paying. The fine amounted to R$ 5.0 million. Our lawyers have appealed because it seems evident that the authorities committed a basic mistake having ignored court decisions in our favor. We are sure we have correctly paid all our VA Taxes but we cannot guarantee that this will be the opinion of the authorities and maybe we will be obliged to go to the courts to defend our rights.
     Concerning the ISS, a tax charged by Brazilian cities on services rendered by companies in Brazil, none of the Company’s revenues were subject to such tax until 2003, but in the beginning of 2004 a new ISS legislation has been implemented and according to it all fees received from franchisees should be included on the basis of ISS calculation. The Company is claiming in court that royalty fees should not be considered payment for services rendered and therefore should not be subject to ISS taxation, and at the same time, is monthly depositing with the court the amount referred to ISS while awaits its determination. Additionally, the referred change in the ISS tax regulations motivated deep debates whether marketing funds and initial fees paid by franchisees could be considered payment for service rendered by the ISS tax authorities. Because of that, the Company, based on an analysis of possible losses, taking account of the applicable litigation and settlement strategies of its legal advisors, is adopting measures in order to avoid the charge of ISS against the marketing contribution and initial fees, but cannot guarantee they will be successful.
     Concerning lawsuits initiated by franchisees against the Company, the most relevant is one related to one franchisee that blames the Company for his unsuccessful franchise operation and states that the franchiser should be considered responsible for having offered the operation of a store with guaranteed profitability. This franchisee became a permanent debtor of royalty and marketing contributions, and the Company, after failing a great exertion to improve his business, finally decided to interrupt the franchise contract and closed the stores explored by him. In 2007, the Company was condemned to pay a compensation of R$1.2 million to this former franchisee. The Company appealed based on its legal advisors that believe his argument contradicts franchise laws and the usual business practices of the Company. The compensation was reduced by the court to R$ 0.45 million but we appealed to the Superior Court with good chances of impairing this amount, based on an analysis of possible losses, taking account of the applicable litigation and settlement strategies of its legal advisors.
     Concerning lawsuits initiated by individuals against the Company, a property owner of one of our former own-operated stores (Ipanema 2), closed in 2002, is claiming an inflation correction to rent obligations paid in a period of two and a half years, which sum R$1.0 million. The Company’s lawyers appealed based on a letter dated March, 2002, singed by the owner, clearly stating the debt relief, and on the fact that, the time allowed for claiming, expired. However, we cannot guarantee a successful result. A property has been put in pledge to support our appeal.
     Concerning labor contingencies, in 2005 we are discussing in court a fine of R$480,000 (to-day, adjourned, it represents R$ 700,000) claimed by a former employee. Despite the infrequency of this amount in labor processes, the Company is not guarded from receiving other labor claims in such high amount. During 2008 and 2007 the Company received other labor claims from formers employees. As of December 31, 2008 the Company’s accounted for liabilities in the amount of R$2.0 million (R$1.7 million in 2007), which the Company’s Management, based on the opinion of its legal advisors, believes is sufficient to face Company’s current labor contingencies.
     Concerning the Public Ministry (an independent institution created by the Brazilian Government for ensuring collective rights, justice and democracy) inquires.
(a)	We have committed ourselves to hire handicap personnel up to a minimum of 5% of our total employees. And so, we have done our best in hiring and training handicap personnel, but found it very difficult given the normal conditions of our stores and the limitation of labor supply. We want to reach an agreement with the Public Ministry, but we cannot guarantee we will be successful and avoid fines.

(b)	The Public Ministry is questioning the total amount of taxes paid by Venbo during the Pan American and Para Pan American Games. We proved that under the special tax regime Rio de Janeiro has for events, we paid the total amount due, but we haven’t yet received the judge final approval.

(c)	The Public Ministry has criticized our marketing campaigns for children. We believe our campaigns were not misleading and we gathered evidence to use against such claim. During 2008 we were exempted from fines concerning these campaigns and we signed an engagement to respect in the future some methods and procedures used to address marketing campaigns for kids.
     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matter was submitted to a vote of security holders in the year ended December 31, 2008.

PART II
     ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS AND ISSUER
      PURCHASES OF EQUITY SECURITIES
Market Information
     Our common stock is quoted on OTC Bulletin Board under the symbol “BOBS.OB.” Prior to March 11, 2002, our common stock was quoted on The Nasdaq Capital Market. There is a limited public trading market for our common stock. The following table sets forth the range of the high and low bid quotations for our common stock for the periods indicated:

Three Months Ended	Common Stock
	High	Low
March 31, 2008	7.30	4.10
June 30, 2008	7.10	4.00
September 30, 2008	6.95	3.90
December 30, 2008	5.75	6.00

March 30, 2007	5.50	4.10
June 29, 2007	5.85	4.51
September 28, 2007	8.00	5.30
December 31, 2007	7.77	6.00
Holders
     There were 61 record holders of our common stock as of December 31, 2008.
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
     In 2008 we paid to our shareholders dividends in the amount of $ 406,743.10.

     Equity Compensation Plans
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
     The provisions set by the Plan are still valid for all vesting options until the last option grant (November, 2004). The following table gives information about our common stock that may be issued upon the exercise of options, warrants, and right under all existing equity compensation plans as of December 31, 2008.
EQUITY COMPENSATION PLAN INFORMATION

Remaining
Available For
Future Issuance
	Securities to be		Under Equity
	issued upon		Compensation
	exercise of	Weighted-Average	Plans (excluding
	outstanding	Exercise Price Of	securities
	options, warrants	Outstanding	reflected in
	and rights	Options, Warrants	column (a)
Plan Category	(a)	And Rights	(c)

Equity compensation plans approved by security holders (1)	35,000	$1.06	—
Equity compensation plans not approved by security holders (2)	—	—	—

Total (1) + (2)	35,000	$1.06	—

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

	Year Ended December 31,
	2008		2007		2006		2005		2004
REVENUES
Net Revenues from Own-operated Restaurants	R$	90,122	R$	85,904	R$	80,931	R$	75,559	R$	65,338
Net Revenues from Franchisees		22,427		18,811		16,385		11,963		8,035
Revenues from Supply Agreements		8,317		6,673		6,059		3,655		3,949
Other Income		2,499		3,056		2,953		1,283		(3,541)

TOTAL REVENUES		123,365		114,444		106,328		92,460		73,781

OPERATING COST AND EXPENSES
Store Costs and Expenses		(89,729)		(83,349)		(74,689)		(68,384)		(60,653)
Franchise Costs and Expenses		(6,207)		(3,623)		(3,176)		(2,144)		(1,916)
Marketing Expenses		(1,053)		(2,082)		(4,018)		(2,453)		342
Administrative Expenses		(17,442)		(13,430)		(11,333)		(9,192)		(7,828)
Other Operating Expenses		(2,876)		(2,945)		(4,213)		(3,848)		445
Net result of assets sold		(205)		842		145		(52)		432
Impairment of assets		—		—		(180)		(148)		—

TOTAL OPERATING COST AND EXPENSES		(117,512)		(104,587)		(97,464)		(86,221)		(69,178)

OPERATING INCOME		5,853		9,857		8,864		6,239		4,603

Interest Expense, net		(9,677)		(697)		(623)		537		(3,151)
Foreign Exchange and Monetary Restatement Loss		—		—		(42)		(84)		(252)

NET INCOME (LOSS) BEFORE INCOME TAX		(3,824)		9,160		8,199		6,692		1,200

Income taxes — deferred		311		4,343		4,543		—		—
Income taxes — current		(746)		(46)		(2,808)		(2,248)		(599)

NET INCOME BEFORE MINORITY INTEREST		(4,259)		13,457		9,934		4,444		601

Minority interest		317		—		—		—		—

NET INCOME (LOSS)	R$	(3,942)	R$	13,457	R$	9,934	R$	4,444	R$	601

NET INCOME PER COMMON SHARE
BASIC AND DILUTED	R$	(0.48)	R$	1.65	R$	1.22	R$	0.55	R$	0.08

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC AND DILUTED		8,169,496		8,169,766		8,137,291		8,061,317		7,970,473

Balance Sheet Data (End of Period):
WORKING CAPITAL (DEFICIT)		(6,316)		5,577		(3,543)		(4,371)		(5,235)
TOTAL ASSETS		89,143		61,742		46,843		38,070		37,859
ACCUMULATED DEFICIT		(39,917)		(35,296)		(48,753)		(58,687)		(63,131)
TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)		18,505		23,519		10,278		34		(4,192)
     Due to the acquisition occurred at December, 2008, the Company consolidated one month of IRB’s net revenues from own-operated restaurants and operating cost and expenses of R$4.3 million and R$3.5 million, respectively.

     ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with ITEM 6 “Selected Consolidation Historical Financial Data”, ITEM 1A “Forward Looking Statements”, and with our consolidated financial statements and related notes appearing elsewhere in this report.
Background
     Over the last few years, we have endeavored to reduce our operating costs, increase our product offerings, improve our image to our customers, continuously develop and implement promotional campaigns and steadily increase our restaurant network and franchise base. Although we have experienced increases in operating revenues and positive net income in recent years, factors related to the Brazilian political and economic environment have contributed to our history of significant net losses. Our franchise activity is largely performing granting good incomes for the group. But in fact, we experience a certain difficulty in increasing our store Bob’s and KFC returns. As we have found some managerial fragilities in their operation, we invested in a new organization under the command of an experienced officer we hired on November 2008. He is Mr Jorge Aguirre and was for many years the CEO of IRB, the São Paulo franchisee of 14 Pizza Hut stores. He worked many years ago in Bob’s and then in our principal competitor. Nevertheless, we must also high light environmental factors that have a great influence in our problems. These factors include the following:
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
     High levels of uncertainty have marked the Brazilian political environment since the country returned to civilian rule in 1985 after 20 years of military government. Even though the election of Luiz Inácio Lula da Silva in 2002 and 2006 has shown democracy increasing matureness in the country, the corruption scandal involving his Workers’ Party (PT), the largest left-wing force in Latin America, and the government mismanagement and paralysis, disappointed many enthusiasts.
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
     The currency devaluation in 2002 boosted the country exports and helped an economic recovery in the fourth quarter of 2003. In 2004, Brazil capitalized on international growth, depreciated Brazilian currency and higher commodities prices, to grow 5.7%, according to the
IBGE — Brazilian Institute of Geography and Statistics (a governmental institution), helping income and employment to recover from its worst figures in years. In 2005, a corruption scandal followed by a major political crises halted economic growth, and Brazil GDP increased 3.2%, below all expectations. In 2006, albeit massive government spending, decreasing nominal interest rates and controlled inflation, amounting taxes and social contributions, as well as deep-rooted bureaucracy, diminished Brazil’s GDP, which increased 3.8%. In 2007, internal market consumption growth and investments in gross fixed capital formation expanded Brazil’s GDP to 5.4%

Year Ended December 31
	2008	2007	2006	2005	2004	2003	2002	2001
	%	%	%	%	%	%	%	%
GDP[1]	4.5 *	5.4	3.8	3.2	5.7	1.1	2.7	1.3
Inflation[2]	6.5	4.5	3.1	5.7	7.6	9.3	12.5	7.7
Interest Rates[3]	12.75	11.2	13.2	18.1	17.8	16.3	24.9	19.1
Exchange Rates(4)	31.9	17.2	8.7	11.8	8.1	18.2	-52.3	-18.7

(1)	IBGE

(2)	IPCA

(3)	SELIC

(4)	Devaluation/Revaluation of the Brazilian currency along the year (31/12 vs. 01/01) against US $

*	Estimated (not yet published as of March 20, 2009)
Source: Brazilian Institute of Geography and Statistics (IBGE) and Central Bank of Brazil. 2008 figures are non official, estimated data.
September crisis had up to now a rather strong impact in Brazilian economy partly mitigated by the high level of Central Banks reserves, the good health of Brazilian banking system and international clients in the food market that seems to avoid a deep crisis in export transactions. Until March 2009 the Brazilian food/restaurant market was not greatly affected but it is a generally accepted opinion that 2009 will be a critical year that motivated some measures as reduction of expenses and slower expansion programs in order to face probably difficult times in the next quarters.
OUR BUSINESS
We, through our holding company in Brazil, BFFC do Brasil (formerly 22N Participações Ltda.), are the second largest fast food chain in Brazil.
During 1996, the Company acquired 100.0% of the capital of Venbo Comercio de Alimentos Ltda. (“Venbo”), a Brazilian limited liability company which operates, directly and through franchisees, a chain of hamburger fast food restaurants in Brazil under the trade name “Bob’s”.
In December, 2006, the Company started an expansion of its activities by developing a multi-brand program of its fast-food chain and set up BFFC do Brasil (formerly 22N Participações Ltda), via the capital contribution of the equity interest it held in Venbo. BFFC do Brasil has been established with the purpose to be the Company’s holding enterprise in Brazil..
In 2007, the Company, through BFFC do Brasil, signed agreements with Yum!, through which BFFC acquired CFK (formerly Clematis Indústria e Comércio de Alimentos e Participações Ltda.), a Brazilian limited liability company that conducts business under the trade name “KFC” (four stores at that time) in Brazil. Also through such agreement, the Company became KFC’s master franchisee in that country, with the commitment of locally develop and expand KFC brand.
In August 2008, the Company, also through its holding company in Brazil, signed another agreement with Yum! and acquire 60% of Internacional Restaurantes do Brasil (“IRB”), a Brazilian company which operates 14 Pizza Hut restaurants and 4 In Bocca al Lupo Café (a Coffee concept brand)in the city of São Paulo. IRB’s restaurants started operating as part of BFFC in the beginning of December, 2008.
In October 2008, the Company signed an agreement with Doggis, a Chilean brand covering a hot-dog fast-food concept. Doggis has 150 stores in Chile, where it is one of the fast-food market leaders. As per this agreement, the Company will develop own and franchised-operated hot-dog stores in Brazil and the shareholders of Doggis will develop Bob’s stores in Chile. A master franchise company was set up in each country, 80% belonging to the local controller of the brand, 20% to the corresponding partner. Doggis business will begin in Brazil during 2009.
The Company also owns a logistic company which serves all the other subsidiaries with repair and maintenance services and the warehouse for spare parts and other materials. These operations are not material to our overall results.
Besides the Brazilian operations, the Company is also present, through as per Bob’s franchisees, in Angola, Africa. These operations are not material to our overall results.
In their majority, Revenues consist of sales by Company-operated restaurants and fees from restaurants operated by franchisees. These fees primarily include initial fees and royalties that are based on a percent of sales.

RESULTS OF OPERATIONS
COMPARISON OF YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006 (Amounts in Brazilian Reais, unless otherwise stated)
The following table sets forth statement of operations for the periods of twelve months ended December 31, 2008, 2007 and 2006. All the operating figures were stated as a percentage of total revenues. However the specific discussions of store cost and expenses and franchise expenses also include the evolution of such figures stated as a percentage of the Net revenues from own-operated restaurants and Net Franchise Revenues, respectively.

	12 Months			12 Months			12 Months
	Ended			Ended			Ended
R$ 000’	31-Dec-08%			31-Dec-07%			31-Dec-06%
REVENUES
Net Revenues from Own-operated Restaurants	R$	90,122	73.1%	R$	85,904	75.1%	R$	80,931	76.1%
Net Revenues from Franchisees		22,427	18.2%		18,811	16.4%		16,385	15.4%
Revenues from Supply Agreements		8,317	6.7%		6,673	5.8%		6,059	5.7%
Other Income		2,499	2.0%		3,056	2.7%		2,953	2.8%

TOTAL REVENUES		123,365	100.0%		114,444	100.0%		106,328	100.0%

OPERATING COST AND EXPENSES
Store Costs and Expenses		(89,729)	-72.7%		(83,349)	-72.8%		(74,689)	-70.2%
Franchise Costs and Expenses		(6,207)	-5.0%		(3,623)	-3.2%		(3,176)	-3.0%
Marketing Expenses		(1,053)	-0.9%		(2,082)	-1.8%		(4,018)	-3.8%
Administrative Expenses		(17,442)	-14.1%		(13,430)	-11.7%		(11,333)	-10.7%
Other Operating Expenses		(2,876)	-2.3%		(2,945)	-2.6%		(4,213)	-4.0%
Net result of assets sold		(205)	-0.2%		842	0.7%		145	0.1%
Impairment of assets		—	0.0%		—	0.0%		(180)	-0.2%

TOTAL OPERATING COST AND EXPENSES		(117,512)	-95.3%		(104,587)	-91.4%		(97,464)	-91.7%

OPERATING INCOME		5,853	4.7%		9,857	8.6%		8,864	8.3%

Interest Expense, net		(9,677)	-7.8%		(697)	-0.6%		(665)	-0.6%

NET INCOME (LOSS) BEFORE INCOME TAX		(3,824)	-3.1%		9,160	8.0%		8,199	7.7%

Income taxes — deferred		311	0.3%		4,343	3.8%		4,543	4.3%
Income taxes — current		(746)	-0.6%		(46)	0.0%		(2,808)	-2.6%

NET INCOME (LOSS) BEFORE MINORITY INTEREST		(4,259)			13,457			9,934

Minority Interest		317	0.4%		—			—	0.0%

NET INCOME (LOSS)		(3,942)	-4.4%		13,457	15.7%		9,934	12.3%

The Company’s results of operations include the accounts of CFK subsequent to April 1, 2007 and the accounts of IRB subsequent to December 1, 2008.
Introduction
     During the first semester of 2008, the Company’s operations were well-matched with a light overall increase of retail market activity in Brazil. However, such increase was centered on the consumption of durable goods instead of on the retail food market. In addition, the increase of inflation in Brazil and subsequently the increase of basic interest rates at the end of the second quarter, started to reduce overall spending on consuming goods. The Company believes that this economic factor affected negatively its operations during the first semester of 2008.
     The second semester of 2008 features increase of sales and improvement of operating margins, pushed by strong marketing campaigns, by winter school vacation, and by the hot weather, specially in Rio de Janeiro, where the Company operates the majority of its restaurants and quiosks.

     Overall results for the year 2008 were favorable for Bob’s brand activities, which contribute with operating income of R$8.8 million, as well as, the single month of Pizza Hut’s brand activities, which provide an operating income of R$0.1 million. On the other hand, overall results were negatively impacted by KFC business (operating loss of R$3.3 million) mainly due to relevant startup and preoperating expenses. In addition, 2008 results were worsened by financial expenses derived by the acquisition of Pizza Hut stores in São Paulo, Brazil, as well as by reassessed tax adjustments, which, combined, derived interest expenses of 8.2 million. Even considering financing costs, the Pizza Hut acquisition amounted 4 times of its EBITDA, which Company believes is lower than the average performed by the fast food industry.
     Recent crises shocked economies and financial markets worldwide and also, in lower intensity, in Brazil. Our perception is that the Company sales were not yet affected since there was a migration from durable goods to recreation expenditures in the consumers’ habits. This migration also has been stimulated by less or more expensive credit in the durable goods market. On the other hand, the Brazilian Government is taking measures against recession. Brazil is better prepared than in the past decades to face internal and international challenges.
     Currently, however, it is almost impossible to make forecasts as we have very weak hints on the extension and the dimension of the world crises. The Company decided not to stop the development plans in due course that concern all the brands we are operating with the recent agreements. We will certainly reduce expenses and stop new programs until the scenario will be clear for us.
     In respect of results for the year of 2007, we highlight that the Company obtained the right of exclusively retail food and beverage during the Pan-American and the Para Pan-American Games, in Rio de Janeiro. For these special events, the Company operated approximately 100 points of sales distributed in around 10 arenas in different locations of the city of Rio de Janeiro. Such multi-presence work brought great marketing exposure and material revenues to the Company, however the extremely high operating complexity resulted in relevant operating costs, and consequently negative margin, that are distributed in almost all captions of the Company’s Statement of Operations for the twelve months ended December, 31 2007.
Net Revenues from Own-Operated Restaurants
     Net restaurant sales for our company-owned retail outlets increased R$4.2 million or 4.9% to R$90.1 million for the year ended December 31, 2008 as compared to R$85.9 million and R$80.9 million for the years ended December 31, 2007 and 2006, respectively.
     Under the criteria of same store sales, which only includes stores that have been opened for more than one year, net restaurant sales increased approximately 8.4% for the twelve months ended December 31, 2008.
     Nominal sales of both 2007 to 2008 had non-recurring revenues. During 2007 of R$4.2 million provided by sales at the Pan-American and the Para Pan-American Games, events in which BFFC was the exclusive food and drink supplier. On the other hand during 2008, the Company consolidated one month (December, 2008) of IRB revenues (Pizza Hut sales of R$4.3 million). Excluding such non-recurring sales Net restaurant sales for our company-owned retail outlets would have been R$85.8 million for the twelve months ended December 31, 2008 and R$81.7 million for the same period ended December 30, 2007.

     The increase of Revenues is attributable to increases of KFC brand sales due to a better operation at the stores and due to economic factors described above. In addition, the number of point of sales under the trade name Bobs increased from 58 at December 31, 2007 to 62 at December 30, 2008, and regarding KFC brand, the there was an increase of the number of point of sales from 4 to 7 in the same period.
     Total restaurant sales increase from 2006 to 2007 is mainly due to a) the beginning of KFC brand operation on April, 2007, which brought 4 new points of sales with additional sales of approximately R$5.8 million; b) the Pan-American and the Para Pan-American Games, during July, 2007, events in which BFFC was the exclusive food and drink supplier and reached revenues of R$4.4 million. Such increases were partially offset by the reduction of point of sales with Bobs brand from 61 in the end of 2006 to 58 in the end of 2007.
Net Franchise Revenues
     Franchise revenues are comprised of initial fees (amount due at the signing of a new franchise contract) and royalty fees (derived from a percentage on the sales of the stores operated by franchisees), as set forth below:

	12 months ended December, 31
R$’000	2008	2007	2006
Net Franchise Royalty Fees	19,803	16,205	13,638
Initial Fee	2,624	2,606	2,747

Net Franchise Revenues	22.427	18,811	16,385

     Net franchise revenues increased R$3.6 million or 19.2% to R$22.4 million for the year ended December 31, 2008, as compared to R$18.8 million and R$16.4 million for the years ended December 31, 2007 and 2006, respectively. These increases are mainly attributable to the growth of our franchise operations from 456 points of sale as of December 31, 2006 to 522 as of December 31, 2007 to 642 as of December 31, 2008.
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
Store Costs and Expenses
     As a percentage of Total revenues, Store costs and expenses were (72.7%), (72.8%) and (70.2%) for the years ended December 31, 2008, 2007 and 2006, respectively.
     Analyzing as a segment (own-stores operations), Store cost and expenses had the following evolution towards Net revenues from own-operated restaurants:

	12 Months		12 Months		12 Months
	Ended		Ended		Ended
R$ 000’	31-Dec-08%		31-Dec-07%		31-Dec-06
STORE RESULTS
Net Revenues from Own-operated Restaurants	90,122	100.0%	85,904	100.0%	80,931	100.0%
Store Costs and Expenses
Food, Beverage and Packaging	(34,578)	-38.4%	(31,334)	-36.5%	(30,240)	-37.4%
Payroll & Related Benefits	(24,939)	-27.7%	(22,807)	-26.5%	(19,447)	-24.0%
Restaurant Occupancy	(10,236)	-11.4%	(10,107)	-11.8%	(9,311)	-11.5%
Contracted Services	(10,036)	-11.1%	(11,681)	-13.6%	(9,523)	-11.8%
Depreciation and Amortization	(2,819)	-3.1%	(2,416)	-2.8%	(2,319)	-2.9%
Other Store Costs and Expenses	(7,121)	-7.9%	(5,004)	-5.8%	(3,849)	-4.8%
Total Store Costs and Expenses	(89,729)	-99.6%	(83,349)	-97.0%	(74,689)	-92.3%

STORE OPERATING INCOME	393	0.4%	2,555	3.0%	6,242	7.7%

Food, Beverage and Packaging Costs
     As a percentage of net revenues from own-operated restaurants, food, beverage and packaging costs were (38.4%), (36.5%) and (37.4%) for the years ended December 31, 2008, 2007 and 2006, respectively.
     The percentage increase of cost of food, beverage and packaging during 2008 was due to increases of the purchase price of all main products: bread, meat and chicken hamburger, French fries, ice cream and soft drinks. The reduction of costs related to logistics and distribution of our main raw materials partially offset the cost increases.
     The percentage decrease of cost of food, beverage and packaging during 2007 was due to lower purchase price for the majority of the year period of some important items such as meat, chicken and ice-cream. The percentage decrease in 2007 was also caused by reduction on costs of packaging goods and to reduction of costs related to logistics and distribution of our main raw materials.

Payroll & Related Benefits
     As a percentage of net revenues from own-operated restaurants, store payroll and related benefits were (27.7%) for the year ended December 31, 2008, (26.5%) and (24.0%) for the years ended December 31, 2007 and 2006, respectively.
     Payroll & Related Benefits increase during 2008 is mainly attributable to raises of Company’s store personnel salaries of approximately 5.85% provided by union-driven agreements (which also derived higher social charges that are computed based on employees salaries). Such increase was partially offset by the reduction of temporary workforce and reduction on personnel transportation costs.
     The increase on Payroll & Related Benefits during 2007 was mainly due to the temporary personnel hired for the Pan-American and Para Pan-American Games, during July 2007, as well as the raise of Company’s store personnel salaries of approximately 3.5% provided by union-driven agreements.
Restaurant Occupancy Costs
     As a percentage of net revenues from own-operated restaurants, restaurant occupancy costs and other expenses were (11.4%), (11.8%) and (11.5%) for the years ended December 31, 2008, 2007 and 2006, respectively.
     Despite of increases in store rents derived from contracted annual restatements according to Brazilian inflation measured by the IGP-M index (9,8% in 2008, 7.8% in 2007 and 3.8% in 2006), Restaurant Occupancy Cost kept almost at the same level through the years 2006, 2007 and 2008, due to permanent reductions on lease contracts.
Contracted Services
     Expenses related to contracted services expressed as a percentage of net revenues from own-operated restaurants were approximately (11.1%), (13.6%) and (11.8%) for the twelve months ended December 31, 2008, 2007 and 2006, respectively.
     The decrease from 2007 to 2008 is mainly attributable to reduction in the costs of utilities and reductions of contracted services as maintenance, security, money collection and call center. On the other hand, increases of water and gas consumption costs and cleaning material partially offset the overall decrease.
     The increase from 2006 to 2007 is mainly attributable to the increase of maintenance and call center costs as well as to services contracted to specifically support the Pan-American and Para Pan-American Games, such as security, money collection, assembling of the point of sales and maintenance.
Depreciation and Amortization
     As a percentage of net revenues from own-operated restaurants, depreciation and amortization expense was approximately (3.1%), (2.8%) and (2.9%) for the years ended December 31, 2008, 2007 and 2006, respectively.
     The increases in Depreciation and amortization during 2008 is attributable to store equipment modernization and to stores remodeling.

     Depreciation and amortization kept at the same level during 2006 and 2007
Other Store Costs and Expenses
     Other store costs and expenses expressed as a percentage of net revenues from own-operated restaurants were approximately (7.9%), (5.8%) and (4.8%) for the twelve months ended December 31, 2008, 2007 and 2006, respectively.
     The increase during 2008 is mainly attributable to the increase of costs related to cleaning, office and consumption material.
     The increase during 2007 is mainly attributable to higher expenses derived from the special event referred above such as transportation, security and its adhesion fee.
Franchise Costs and Expenses
     As a percentage of Total Revenues, Franchise costs and expenses were (5.0%), (3.2%) and (3.0%) for the years ended December 31, 2008, 2007 and 2006, respectively.
     Analyzing as a segment (franchise operations), Franchise costs and expenses had the following evolution towards Net Franchise revenues:

	12 Months		12 Months		12 Months
	Ended		Ended		Ended
R$ 000’	31-Dec-08%		31-Dec-07%		31-Dec-06%
FRANCHISE RESULTS
Net Revenues from Franchisees	22,427	100.0%	18,811	100.0%	16,385	100.0%
Franchise Costs and Expenses	(6,207)	-27.7%	(3,623)	-19.3%	(3,176)	-19.4%

FRANCHISE OPERATING INCOME	16,220	72.3%	15,188	80.7%	13,209	80.6%

     Franchise costs and expenses expressed as a percentage of net franchise revenues were approximately (27.7%), (19.3%) and (19.4%) for the twelve months ended December 31, 2008, 2007 and 2006, respectively.
     This increase from 2007 to 2008 is attributable the growth of franchise business and the related necessity to spread its infra-structure. Accordingly, there were increases of franchise department personnel and their compensation, as well as increase on occupancy costs, consulting services and traveling expenses in 2008.
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
     The Company recognizes its own advertising expense as incurred. Advertising investments, including own and franchisee expenditures, amounted R$23.7 million, R$19.4 million and R$16.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.
     The marketing fund resources are not required to be invested during the same month or year that they were received, but they must be used in subsequent periods.
     The balance of non-invested marketing fund as of December 31, 2008 amounts R$0.2 million and is recorded as accounts payable accrued expenses at the balance sheet.
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
     As a percentage of Total revenues, marketing department expenses were approximately (0.9%), (1.8%) and (3.8%) for the twelve months ended December 31, 2008, 2007 and 2006, respectively

Administrative Expenses
     As a percentage of Total revenues, administrative expenses were approximately (14.1%), (11.7%) and (10.7%) for the twelve months ended December 31, 2008, 2007 and 2006, respectively.
     The increase during 2008 is attributable to increase in salaries of the administrative personnel and information technology improvements, mainly due to the expansion of KFC`s chain), as well as new programs launched to motivate a differentiated service in Bob’s chain stores, through several new operational processes.
     Concerning the growth of operating activities during 2007 (increase of franchise chain, beginning of KFC operation etc), the company increased its administrative offices, and accordingly, increased rent expenses and administrative personnel. The expansion of administrative headcount increased salaries and benefits (meal and medical insurance).
Other Operating Expenses
     Other operating expenses are mainly comprised of uncollectible receivables, depreciation, preoperating and non recurring expenses. The following table sets forth the breakdown of Other Operating Expenses:

	December 31,
R$’000	2008		2007		2006
Uncollectable receivables		(851)		(1,288)		(482)
Reassessed tax and other tax adjustments		—		424		(701)
Accruals for contingencies		—		215		(936)
Depreciation of Headquarters’ fixed assets		(682)		(833)		(626)
Professional fees for tax consulting		—		(1,793)		(1,175)
Preoperating and other (expenses) income		(1,343)		330		(293)

	R$	(2,876)	R$	(2,945)	R$	(4,213)

     Other operating expenses expressed as a percentage of Total revenues were (2.3%), for the twelve months ended December 31, 2008, (2.6%) for the twelve months ended December 31, 2007 and (4.0%) for the same period ended December 31, 2006.
     Although the Company experienced higher preoperating expenses related to the expansion of KFC point of sales, Other operating expenses kept flat from 2007 to 2008.
     In 2007 and 2006 the Company had legal and consulting fees related to its restructuring in Brazil that increased Other Expenses. However, in 2007, the company reversed some tax expenses and some labor contingencies — see discussions at the Liquidity and Capital Resources section of this report —, which overall decreased Operating Expenses.
     In addition, during the second quarter of 2007, the Company received approximately R$310,000 of receivables which were previously written-off and expensed as uncollectible. Such amount was computed as a gain, reversing the doubtful receivable expenses incurred in that period.

Impairment of Assets and Net Result of Assets Sold
     The Company usually reviews its fixed assets in accordance with SFAS 144, which requires that long-lived assets being disposed of be measured at the lower of carrying amount or fair value less cost to sell. As a consequence of such review, the Company recorded expenses in 2006 derived from the adjustments to reach such appropriate fixed asset value.
     During the years ended December 31, 2007 and 2008, Company’s review in accordance with SFAS 144, derived no charge to the income statement.
INTEREST EXPENSES AND INCOME TAX
Interest Expenses, net
     As a percentage of Total revenues, net interest expenses were approximately 7.8%, (0.6%) and (0.6)% for the years ended December 31, 2008, 2007 and 2006, respectively.
     The increasing during 2008 is due to burden by the loans agreement renegotiation within UBS Pactual, (see note 16 of the consolidated financial statements), as well as, by the monetary restatement and interest recalculation of Federal Taxes and Social Security penalities — PAES (see note 16 of the consolidated financial statements), in the amounts of R$6.7 million and R$2.8 million, respectively, and to higher interest rates in 2008.
     Interest Expenses kept at the same level during 2006 and 2007.
INCOME TAXES
     As a percentage of Total Revenues, income taxes (both current and deferred) were approximately 3.3%, 3.8% and 1.6% for the years ended December 31, 2008, 2007 and 2006, respectively.
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
     Subsequently, at year end of 2007 and 2008, Venbo’s business projections still indicate positive results for the next 10 years. Therefore, as of December 31, 2008 and 2007, the Company reduced its valuation allowance and increased the caption Deferred Income Tax Assets in the balance sheet. Such adjustments derived positive and tax free impacts of R$0.3 million and R$4.3 million on the income statement of the years of 2008 and 2007, respectively.

LIQUIDITY AND CAPITAL RESOURCES
(Amounts in Brazilian Reais, unless otherwise stated)
A) Introduction
     Since March 1996, we have funded Company’s cumulative operating losses of approximately R$39.9 million and made acquisitions of businesses and capital improvements (including remodeling of Company’s stores) by using cash remaining at the closing of Company’s acquisition of Venbo, by borrowing funds from various sources and from private placements of Company’s securities. As of December 31, 2008, we had cash on hand of R$10.4 million (which include investments funds of R$8.4 million) and a working capital deficit of R$6.3 million (positive working capital of R$5.6 million in 2007).
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
     With the improvement of Brazilian economy since 2002, the Company’s total revenues increased and, joined to a capital injection of R$9.0 million, the Company started to reduce its liabilities position. In 2003 the Company, reschedule a great portion of its debts to long term. Continued improvement of sales conducted the Company to (i) drastically reduce its debts with financial institutions during 2005; and (ii) extinguish those debts and reverse its financial position to present time deposits with financial institutions at the end of 2006. The enhancement of collection rate from Company’s franchisees — commencing in 2005 — also strengthened Company current assets. During 2007 and until the third quarter of 2008, the Company maintained this positive scenario and together with resources provided by the renewal of Coca-Cola exclusivity agreement during 2008, was able to compute a positive working capital. In the last quarter of 2008, the Company increased its bank debt position in order to fund IRB acquisition and, therefore, worsened its working capital into a negative situation.
     For the year ended December 31, 2008, we had net cash provided by operating activities of R$5.6 million (R$3.3 million in 2007), net cash used in investing activities of R$18.1 million (R$4.5 million in 2007) and net cash provided by financing activities of R$15,5 million (used R$4.9 million in 2007). Net cash used in investing activities was primarily the result of Company’s investment in property and equipment to improve Company’s retail operations, mainly setting up new own-operated KFC stores and acquiring IRB’s business. Net cash provided by financing activities was mainly the result of borrowings from financial institutions to fund to IRB acquisition.
     The Company has also invested in the financial market approximately R$1.6 million, re-purchasing 289,210 shares that, up to the end of the year of 2008, had considerably increased their value according to the over the counter market where they are negotiated.
     On February 28, 2008, the Company’s Board of Directors met and discussed the intention to payback to the Company’s shareholders the amount of $0,05 per share either as a one-time dividend. Accordingly, the company paid dividend in the amount of R$0.7 million.

B) Debt Obligation — financial institutions
     As of December 31 2008, the Company’s debt obligations with financial institutions were as follows:

	December 31,		December 31,
R$ 000’	2008		2007
Revolving lines of credit (a)	R$	4,641	R$	3,242
Leasing facilities (b)		3,257		1,729
Other loan (c)		13,737		—

		21,635		4,971

Less: current portion		(10,536)		(4,010)

	R$	11,099	R$	961

     At December 31, 2008, future maturities of notes payable are as follows:

R$ 000’
2009	R$	10,536
2010		5,236
2011		3,758
2012		2,105

	R$	21,635

(a)	A portion of such debt obligation (R$2,0 million) is due on demand from two Brazilian financial institutions with interest rates of approximately 19.1% p.y. Another portion (R$2.5 million) is payable in different terms to two Brazilian financial institutions. One of them is payable in ten installments of R$115,000, plus interests of 17.7% p.y. The other one is payable in twelve installments of R$125,000, plus interests of 21.9% p.y. All debts of this category are collateralized by certain officers and receivables.

(b)	Comprised of various lease facilities with Brazilian private institutions for the funding of store equipment; payable in a range from 10 to 34 monthly payments, together with interests range from 14.3% p.y. per annum to 23.4% p.y. per annum. All debts of this category are collateralized by assets leased ;

(c)	4 loans contracted within UBS Pactual related to the acquisition of Pizza Hut business in Brazil (see note 1). Repayment of those loans range from 24 to 48 monthly installments, averaging R$286,000, plus average interest of 20% p.y., starting on January 31, 2009. Loan is guaranteed by Company’s financial funds (see note 3).
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
     The second amnesty program (PAES) included the balance of the previous federal tax amnesty program (REFIS) and unpaid 2001 and 2002 federal tax, as well as the Social Security penalties. The total debt included in such program is being paid in monthly installments, on a timely basis, equivalent to 1.5% of the Company’s gross sales, with interest accruing at rates set by the Brazilian federal government, which currently are 6.25% per year per year (6.25% per year in 2007).
     During the year ended December 31, 2008, the Company paid approximately R$2.0 million (R$1.9 million in 2007) related to such Brazilian federal tax amnesty program, including R$360,069 (R$311,163 in 2007) of interests.
     In addition, during 2008 the Brazilian Federal Government reviewed their records and detected that the computation of PAES was incorrect for most of the companies which have adhered to such program. At most cases, there was miscalculation of interest beard on debts of Brazilian Social Security (INSS). During the last quarter of 2008, the Company adjusted its liabilities in additional R$2.8 million in order to comply with such fiscal review, affecting significantly the consolidate income statement, at Interest Expenses, net.
     In February 2005, the Company compared its remaining debt regarding PAES with statements provided by the Brazilian Federal Government. Those statements reported that Company’s total debt would be greater than the figures in the Company’s balance sheet, in the amount of approximately R$3.2 million. During March, 2005, the Company filed a formal request with the Brazilian Federal Authorities, claiming to have its total debt reviewed. Such request, reconciled the amounts the Company had accrued at its accounting books to the amounts reported in the official statement at the same period. The Company believes that the amounts accrued at the balance sheet as of December 31, 2008 (total of R$13.7 million) are correct, however, there is no assurance that the outcome of this situation will derive further liability to the Company. As of December 31, 2008, the difference between such debt at the statements provided by the Brazilian Federal

Government and the statements reported by the Company’s was R$4.8 million (R$4.7 million in December 31, 2007).
D) Debt Obligation — summary of tax debts
Considering all the above mentioned fiscal debts, we are required to pay restructured past-due Brazilian federal taxes of approximately R$13.7 million (R$12.4 million in 2007), of which, R$1.7 million we expect to pay during 2009.
E) Other Obligations
     We have long-term contractual obligations in the form of operating lease obligations related to our owned and operated outlets.
     The future minimum lease payments under those obligations with an initial or remaining non-cancelable lease terms in excess of one year at December 31, 2008 are as follows:

R$’000	Contractual
Fiscal Year	Leases
2009	6.340
2010	3.345
2011	2.884
2012	1.272
2013	864
Thereafter	1.346

Total	16.051

     Rent expense was R$14.5 million for the year ended December 31, 2008 (R$7.2 million in 2007).
     Our capital expenditures for fiscal 2008 were approximately R$22.6 million (R$6.0 million in 2007). We require capital primarily for the improvement of our owned and operated points of sale. Currently, four of our owned and operated retail outlets are located in facilities that we own and all of our other owned and operated retail outlets are located in leased facilities.
     In the past, we have generated cash and obtained financing sufficient to meet Company’s debt obligations. We plan to fund Company’s current debt obligations mainly through cash provided by Company’s operations, borrowings and capital raising.
     Our average cost to open a retail outlet is approximately R$300,000 to R$1,500,000 including leasehold improvements, equipment and beginning inventory, as well as expenses for store design, site selection, lease negotiation, construction supervision and obtaining permits.
     We have estimated that our capital expenditures for the fiscal year of 2009, which will be used to maintain and upgrade our current restaurant network, provide new investments on restaurant equipment, as well as expand KFC chain in Brazil through own-operated stores and start up Doggis’ operations, will be of approximately R$10.0 million. During 2009, we intend to focus our efforts on expanding both the number of our franchisees and the number of our franchised retail outlets, neither of which are expected to require significant capital expenditures. In addition, such expansion will provide income derived from initial fees charged to new franchised locations.
     As discussed above, we have contractual obligations in different forms. The following table summarizes our contractual obligations and financial commitments, as well as their aggregate maturities.

R$’000	Contractual
Fiscal Year	Leases	Financial Debt	Fiscal Debt	Total
2009	6,340	10,536	1,677	18,553
2010	3,345	5,236	1,204	9,785
2011	2,884	3,758	1,204	7,846
2012	1,272	2,105	1,204	4,581
2013	864	—	1,204	2,068
Thereafter	1,346	—	7,220	8,566

Total	16,051	21,635	13,713	51,399

     Lease obligations are usually restated in accordance to Brazilian inflation (see disclose the latest recent annual rates at Background, ITEM 7 of this report). Fiscal debts are due with interests, which rates are discussed on letter C above. All the amounts disclosed on the previous tables include interest incurred up to December 31, 2008 on an accrual basis.
     We plan to address our immediate and future cash flow needs to include focusing on a number of areas including:
-	the expansion of Company’s franchisee base, which may be expected to generate additional cash flows from royalties and franchise initial fees without significant capital expenditures;

-	the improvement of food preparation methods in all stores to increase the operational margin of the chain, including acquiring new store’s equipment and hiring a consultancy firm for stores’ personnel training program;

-	the continuing of motivational programs and menu expansions to meet consumer needs and wishes;

-	the improvement and upgrade of our IT system

-	the negotiation with suppliers in order to obtain significant agreements in long term supply contracts; and

-	the renegotiation of past due receivables with franchisees.

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
     We annually review our financial reporting and disclosure practices and accounting policies to ensure that they provide accurate and transparent information relative to the current economic and business environment. We believe that of our significant accounting policies (See the Notes to Consolidated Financial Statements or summary of significant accounting policies more fully described in pages F-8 through F-36) , the following involve a higher degree of judgment and/or complexity.
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
     Amounts related to exclusivity agreements received from suppliers linked to exclusivity agreements (see note 12b of the consolidated financial statements) are recorded as deferred income and are being recognized on a straight line basis over the term of such agreements or the related supply agreement.
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

     The balances presented on December 31, 2008 in the caption Marketing Fund represent contributions made by Venbo and by the franchisees, but not used in campaigns yet, thus, these balances are, as agreed with the franchisees chain, an obligation of Venbo on that date.
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
     Accordingly, from January 1, 2004 to December 31, 2005 the Company was not required to record stock-based compensation charges if the employee’s stock option exercise price is equal to or exceeds the fair value of the stock at the date of grant.
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
     In September 2006 the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, which establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007 except for nonfinancial assets and nonfinancial liabilities, for which the effective date is fiscal years beginning after November 15, 2008. During the 2008 third quarter, FSP FAS 157-3 was issued. Such FSP amended SFAS 157 by giving further guidance in determining fair value of a financial asset when there is no active market for such assets at the measurement date. This new guidance illustrates the fact that approaches other than the Market Value Approach to determining fair value may be appropriate for instruments such as those for which the market is no longer active. In utilizing these other approaches, however, the guidance reiterates certain of the measurement principles described in SFAS 157.The adoption of SFAS No. 157 and FSP FAS 157-3 did not have a material impact on the Company’s consolidated financial statements.
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
     In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of SFAS No. 115”. This statement allows entities to measure certain assets and liabilities at fair value, with changes in the fair value recognized in earnings. The statement’s objective is to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently, without applying complex hedge accounting provisions. This statement is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 derived no material effects on the Company’s consolidated financial statements.
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
     In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). This FASB Staff position eliminates the obligation, when computing the useful life of acquired intangible assets, to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions and, instead, requires an entity to consider its own historical experience in renewing similar arrangements. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. This FASB Staff Position is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact on its consolidated financial statements derived by the adoption of FAS 142-3.
     In October 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of FASB Statement No. 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. The Staff Position is effective immediately and applies to prior periods for which financial statements have not been issued, including interim or annual periods ending on or before December 30, 2008. The implementation of FSP FAS 157-3 did not have a material impact on the Company’s consolidated financial statements.

OFF-BALANCE SHEET ARRANGEMENTS
We are not involved in any off-balance sheet arrangements.
ITEM7A. QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK
     The Company finance a portion of our operations by issuing debt and entering into bank credit facilities. These debt obligations expose us to market risks, including interest rate risk and foreign currency exchange risk. A portion of our purchase commitments are denominated in U.S. Dollars, while our operating revenues are denominated in Brazilian Reais. The Company have extinguished all of our debt denominated in US$ during 2003. Fluctuations in exchange rates between the Real and the U.S. Dollar expose us to significant foreign exchange risk. The Company attempt, when possible, to protect our revenues from foreign currency exchange risks by periodically adjusting our selling prices in Reais.
     The Company do not engage in trading market risk-sensitive instruments or purchasing hedging instruments or “other than trading” instruments that are likely to expose us to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. Our primary market risk exposures are those relating to interest rate fluctuations and possible devaluations of the Brazilian currency. In particular, a change in Brazilian interest rates would affect the rates at which The Company could borrow funds under our several credit facilities with Brazilian banks and financial institutions.

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
SARBANES OXLEY — SECTION 404
ADMINISTRATORS’ REPORT — FINANCIAL YEAR 2008
MANAGEMENT ASSESSMENT OF INTERNAL CONTROL OVER FINANCIAL
REPORTING
1. INTRODUCTION
     BFFC has been operating the Bob’s brand since 1996, though the Bob’s brand and chain have existed since 1952, with ever growing visibility and prestige. Today, Bob’s is recognized as one of the leading fast-food restaurants in Brazil. Between 1952 and 1996, Bob’s was run by many different administrations. Initially, the company was a vertical organization operating in the production of food and equipment. In the latter stages, before BFFC took over, all industrial activity was abandoned and the company turned to the sale of fast-food products.
     In 1996, the Company’s business was already divided into outlets and franchising stores. From 1996 to 2002, the company increased the number of franchises and struggled to stay afloat during hard times in the Brazilian economy. The company’s finances were deeply affected by these challenges and in 2002 it was necessary to inject money into the Company and change the course of investments. Two Brazilian partners, industrial entrepreneurs from the construction and fuel markets, took over the company’s stockholding control and administration. The first four years of this new period were dedicated to restoring its financial health, refurbishing the outlets and renewing the franchise stores which had not adapted to the new business concepts adopted.
     The results were very positive. It was possible to recover the net wealth, which had been negative, increase liquidity, eliminate high-cost debts, recover the store and brand image, improve the products and place Bob’s again at the top of the Brazilian restaurant market. At the same time, the chain grew from 250 to 440 stores by the end of 2005.
     2006 was the first year of real success. Over 80 sales points were inaugurated and a strategic plan started to be developed and put into practice, aiming at the ingress into the concept of multibrands. At the end of the year, the company negotiated the operation of its KFC brand in Brazil with Yum!, which took place in April 2007. At the same time, the holding, BFFC do Brasil Ltda, was created in Brazil, which started to control VENBO and CFK, operating the Bob’s and KFC brands. This gave rise to a fiscal plan that gave a new impetus to the company’s finances.
     In 2007, a complete review of the group’s administrative, financial and operational processes was carried out, to be applied in 2008. It is already in practice at the moment of writing.
     Until 2007, the standards and controls applied to the company’s processes were very old and needed to be adapted to the new organization, though even before this change the administrators were mindful of the state of affairs. The standards focused on the operational and financial movement of the stores, as well as their revenue and expense controls. In their first years, the new administration decided to keep the same procedures but tighten their controls.

Throughout 2007, a major process review was carried out and in 2008 several new processes were adapted to the new organization based on the development and growth of the multi-brand concept. The new processes are designed to provide a more responsive decision-making structure and allow the faster and tighter control of financial movements.
     It must be emphasized that the franchisor was actively behind the change brought about to the franchisee selection process, greatly influencing the way the chain operated, the maintenance of brand prestige and the company’s financial results. Also, at the end of 2007, an initial effort was made to reformulate the IT structure in the stores and at the headquarters. For many years, this sector was hindered by a long-standing, acrimonious finance-related litigation with the store equipment supplier, which was linked to the credit rules in Brazil. This was finally concluded in the last quarter of 2006 and made it possible to dispose of the old equipment and start reformulating the whole group’s IT structure.
     Throughout this long period of adjustments, the company’s accounting was always the object of the administrators’ attention and was submitted to strict, independent internal and external audits. In 1996 and later in 2002, the company discovered it had a legacy of countless fiscal problems, indebted franchisees and legal problems concerning leases and labor. Since the new administration came in, these problems have been gradually eliminated and always highlighted in the yearly and quarterly reports as contingencies. Provisions for potential liabilities have always been included in the balance sheets whenever their materiality and the knowledge of values involved have allowed. Discussions with fiscal authorities that are ongoing in 2009 have led to new adjustments of the fiscal agreements that may yet have material impacts on our liabilities and will be commented on later in this chapter.
     An analysis will now be made of the controls the administrations performed of the old procedures and standards until 2007, as well as the changes these underwent to gain greater accuracy and efficiency.
2. BFFC’S ACTIVITIES
     Brazil Fast Food Corporation has carried out its activity in the restaurants domain at its Bob’s branches in Brazil through VENBO Comércio de Alimentos Ltda.. Brazil Fast Food Corporation created a holding called BFFC do Brasil Ltda., with 100% control, which in turn controls VENBO and CFK Comércio de Alimentos Ltda, which operates the KFC brand. It also controls a small company, SUPRILOG Logística Ltda, which for a while served as a haulage firm for the chain to solve a problem involving the logistics operator and was later shut down when the operator took up the transportation service again. SUPRILOG was reactivated in 2008 in order to administrate the equipment depots, replacement parts, construction, marketing materials and information technology equipment for all the companies in the group now and in the future, when the company extends the brands operated. This same company is also being used for the purchase and sale of certain products of a strategic nature that started being used in 2008 for new milkshakes sold by the chain under Bob’s brand protection.
In the last quarter of 2008 BFFC entered into a new agreement with Mascalli, a Brazilian holding, to buy IRB, franchisee of Pizza Hut, which is a Yum! brand, with 14 stores operating in São Paulo. BFFC do Brasil acquired 60% of IRB and Mascalli acquired 40%. This transaction and the consolidated balance of IRB in BFFC are commented on in another chapter of this 10-K report.
     Also in the last quarter of 2008 BFFC do Brasil signed an agreement with a Chilean group targeting the development in Brazil of DoggiS, a fast food chain specialized in hotdogs, as well as developing Bob’s chain in Chile. Two companies were created with this purpose: BBS S.A. in Chile, of whose capital BFFC do Brasil owns 20%, and DGS in Brazil, of which BFFC do Brasil holds 80%. (See the chart of the new organization in this 10-K report).

     The activities are divided into two distinct sectors: exploration and expansion of outlets and administration of the franchise network. The four KFC outlets acquired in 2007 are operated as Yum! franchises by a separate company (CFK) already mentioned before (four new KFC own stores were opened by February 2009). The Bob’s outlets are managed by Venbo’s Own Outlets Department. The franchising activity is run by VENBO’s Franchises Department, which also manages the entire group. This Department represents BFFC’s head office, which is usually referred to as the Restaurant Support Center, to make it clear that it is at the service of the stores that are the source activity of our corporate life.
3. ORGANIZATIONAL CHARTS
     See at the end of this report: (a) the Companies’ Organization and (b) the Management Organization with the four new Divisions created in 2008.
4. PROCESSES THAT INFLUENCE THE ACCOUNTING AND FINANCIAL STATUS
4.1 Stores
4.1.1 Supplies
     The stores are stocked with food, beverages and packaging (FBP) used for the products sold. These come directly from some suppliers that deliver nationwide (in March 2009 there are 660 Bob’s stores in all states of Brazil, 14 Pizza Hut stores in São Paulo and eight KFC stores in Rio de Janeiro), as well as local suppliers of fresh produce, like fruit and vegetables, and the logistics distributor chosen by the franchisor. The same logistics operator supplies cleaning and office supplies. Spare parts for equipment and product replacement materials are provided by the suppliers appointed by the franchisor for the franchisees, and by SUPRILOG warehouse for the own outlets.
     The franchisor selects the suppliers and the franchisees are bound by contract to make exclusive use of these as well as the products selected and approved by the franchisor’s own quality control. The price and delivery conditions are discussed by the franchisor with the suppliers for each chain according to the trademark operated, without specification of the stores, the only differences relating to freight distance from the product source. Each store orders directly from the designated suppliers, which is done in almost all cases by means of the MERCADOR program installed on the Internet. As for KFC, VENBO’s Franchise Department does the same service without the intervention of the Yum! franchisor. The contracts with suppliers are always signed by the CEO (in Brazil known as “President” and hereonin called “CEO”), and may or may not foresee exclusive rights and may have differentiated duration and clauses for prices and adjustments. The sales level in the outlets is controlled by the Field Consultants, outlet operation managers that report to the Division Directors (Own Stores and Brand Directors).
4.1.2 Inventories
     A specific standard determines the stock level that must be kept in the stores. The stock orders must be adjusted to the estimated weekly or monthly consumption and to the stock level defined for supply security and to minimize financial costs. The company has no stocks except for those in their stores. The general stock is kept in the warehouses of the Logistics Distributor and belongs to it. Our balance sheet registers only the stores’ inventories in the Assets.
4.1.3 Consumption of products sold
     The store computer system at all Bob’s and KFC stores produces a daily report of the raw materials consumed in the sale of each product based on their composition. In the PH stores the consumption is calculated each month by comparing the initial and final inventories and computing the movement of merchandise entering or leaving the store. We are studying the standardization of this method for all the brands’ stores.
4.1.4 Waste
     Every day the store manager checks the product wastage, whether it be due to a client’s refusal of an order or errors in the production process. This waste is set aside in appropriate bags and accounted for in a daily report sent to the Restaurant Support Center by the store manager. Waste is controlled monthly by the Field Consultants and by the Director of the Own Stores Division. The procedure used to carry out this control is not consistent. Bob’s and KFC own stores use this method but PH does not. In Pizza Hut stores there is a comparison of the cost described above and the standard cost. The difference between real cost and standard cost includes waste and other variations and the store manager is responsible for this. We are investigating whether this is the best way of computing costs and variations in order to standardize the methods used by all the brands.
4.1.5 Human Resources
     Store staffing levels are defined by the system, according to the operational standards, the selling levels and the timetable of each sales point. The CEO approves or rejects increases or reductions in staff levels. He has the final say on all staffing requests submitted by the Own Store Division (OSD) Director. The same is valid for salary levels, benefits and bonuses, for making awards for targets met and for contests and incentive campaigns. In all human resource-related issues, the CEO has the final say, which is recorded in reports or on specific forms.
4.1.6 Other expenses
     Store leasing is defined by contracts whose final signature is always that of the CEO. Once the contracts are signed, the payment control goes straight to the Treasury. According to competences defined in standards for each hierarchical level, payment may be dependent on the signature of a Manager, an Officer / Director or even the CEO. Utility bills are paid directly by the Treasury but the Field Consultants, the Own Stores Brand Manager and the OSD Director periodically control these expenses to check whether they fit the historical standards and to analyze whether any savings can be made. Maintenance is assisted by the Own Stores Operation under the command of the Own Store Brand Manager and its costs are monitored monthly by this position and the respective Field Consultants. Minor expenses like cleaning and office supplies are controlled and reported by the store manager.
4.1.7 Sales
     The stores’ sales are effected by means of electronic equipment at the point of sale, which is linked to a sealed authorized printer that the State Tax Inspectors (VAT is levied on a state level and is called ICMS) can access externally using appropriate equipment. The software, which is widely used in Brazil’s retail market, especially in restaurants, is the same in all the stores and is provided by a specialized company. Payment can be made by cash, credit and debit card and even check (accepted only in special cases, such as for delivery and scheduled parties), as well as several types of meal vouchers. Payment may only be made in

Brazilian Reais. The sales point software registers the type of collection either by the cashier’s keying it in or by the automatic reading of cards and vouchers. The system itself issues a daily report called MRE, which is sent automatically to the Restaurant Support Center, where it is processed and entered into the ERP system (Protheus). It is used both for accounting purposes and for management control of the stores’ operations. The MRE plus a hand-written report drafted by the store manager containing further data such as waste constitute the inputs for the production and sales activity reports.
4.1.8 Sales Costs
     The sales cost is processed in the accounting department, which records sales, the cost of goods sold (store system), the payroll cost, the waste recorded in the store reports and other expenses recorded by accounts payable that are outside the cost system (rents, public bills, etc.). The goods are split into to groups: class A are the products with a higher unit value and which demand a greater control of the quantity consumed. They are included in the composition of each product that the system downloads automatically. The other products are class B and are included in the sales cost the moment they enter the store. They include basic packaging, napkins, towels, straws, etc. The accounting department provides a monthly report comprising the operational results of each store, which is analyzed by the Field Consultants, Regional Managers, Own Stores Brand Manager and finally the OSD Director. In PH stores a special chart is produced monthly by the store managers to inform inventories.
     The financial sector and accounting department prepare a monthly consolidation of the revenues deriving from the store system with the values deposited in banks. This whole chain of procedures and controls carried out by the operation and accounting services provides the monthly reports with a high level accuracy and confers a high level of credibility to the sale and cost figures announced. The periodic goods inventories have different periodicities and depths. The store manager gets the daily consumption of all A and B products from the information system. S/He has to account the A products physically every day and performs a monthly inventory of all the products sampled by the accounting staff. Annually, external auditors carry out a rigorous inventory in some stores selected either randomly or by volume worked, without giving the company prior notice and without its intervention.
     The PH stores, respecting the differences that have been explained thus far, also have a monthly control of costs and margins.
4.1.9 Accounting
     Pizza Hut (IRB) outsources its accounting services. The Restaurant Support Center at VENBO has an Accounting Department in the Administration & Financial Division (AFD), which is also in charge of accounting and general consolidation of balance sheets for BFFC (USA). Both accounting practices use an ERP system produced by TOTVS called Protheus, which is arguably the best known and most efficient Brazilian ERP software available.
4.1.10 Manuals and other controls
     In the group there is a set of store operation manuals for each brand that include everything from production to customer service and administrative and financial operations. These manuals are used in training courses for franchisees and own outlet staff. They contain operational standards that must be followed and are controlled by the Field Consultants and Regional Managers. There is also an outsourced company that audits the stores to ensure that the standards are being followed. This company’s report is published on the Internet and can be accessed using a password by the franchisees and own store Managers, Field Consultants and Regional Managers. Finally, there is the practice of using “hidden customers” or “mystery customers”, who visit the store randomly and report on what they observed in the store, the way they were served, the quality of the products, etc. The stores in the chain are also subject to unannounced visits by sanitation authority inspectors.
4.1.11 MOMIX
     This is a program developed by the Company that can be accessed over the Internet by own stores and franchisees. It provides data on sales, the mix of products sold and other factors related to climate and other factors that may influence the commercial activities of the stores. Over 35% of the stores in the Bob’s chain have already joined this program. It is a way the chain’s management have found of spreading valuable information, while offering an efficient way to control the stores’ activities online.
4.2 Support for the chain and franchiser
4.2.1 Supplies
     The purchases made by the stores or the Restaurant Support Center follow standards similar to the company’s basic standards. The purchases are processed by three basic systems: (a) PA or Project Approval, which is prepared by the sector interested in executing significant building works or purchases, including projects, design and, many times, several suppliers or service providers. Every PA is signed by the Officer of the area in question (or Officers, when there is more that one division involved) and by the CEO. Generally, every project that gives rise to a PA is part of the annual budget and, depending on how much it is worth, may have to be approved by two shareholders or by the BFFC Board of Directors (the Board) because of the competences determined by the By-Laws or by written and registered standards; (b) MSR (Material and Service Request) is a document that authorizes the purchase of materials, equipment or other assets and the hiring of external services to be executed by third parties (small works, consultancy, lawyers, etc.). Purchases and services that are within a PA also require the issue of an MSR. The approval is given by the CEO, the Area Officer or the brand or area manager, depending on the authorization rules, and always goes through the Budget Control Department, which determines whether there is a cash allowance or whether the allowance has been depleted. The CEO is the only one who can authorize expenses outside the budget and, depending on their value, it may be necessary to gain prior approval from the Board; (c) CP (Certificate of Payment) is the last document to be signed that authorizes the payment to the supplier. It accompanies the invoice and is signed by a manager or directors depending on the competencies established in the standards.
     Purchases using petty cash, which are generally limited to R$500.00 (five hundred Reais), do not require prior documentation and are the responsibility of the fund owner.
4.2.2 Human Resources
     The same standards mentioned above apply to stores and the Restaurant Support Center. The CEO is the only one who can authorize admissions and dismissals and who can regulate salaries, benefits and bonuses or awards. The collaborators’ payment is processed by an information system linked to the accounting department’s central system and imported by Protheus.
4.2.3 Rent and utility bills
     Rents are regulated by contracts, which are always signed by the CEO and another Officer with power to represent the company. Utility rates are government regulated and the only thing to do is to control the use of public services (electricity, gas, telephone, water) to achieve greater economy and efficiency in the group’s core services. This task is up to the AFD Director in VENBO’s Franchisor Department.
4.2.4 Other expenses
     In general, the most of other expenses are made up of maintenance, materials and services for properties and equipment (especially IT), the purchase of fixed assets, for which PAs are issued (or MSRs in some cases), and several minor expenses like office supplies, all ruled by MSRs and signed according to the given competences. Travel and representation expenses are covered by special standards and are approved pursuant to competences. The CEO reserves the right to approve trips abroad. There is a special system for the control of advance payments and submission of expense accounts with strict rules that are overseen by the Budget Control Department and the Treasury. The Accounting Department keeps control of open balances and informs the CEO.
4.2.5 Revenues from Initial Fees and Royalties
     The franchisees of the brands operated by the group (up to December 2008 only Bob’s) have to contribute their initial fees, which are paid on the day their contracts are signed and are controlled by the Accounts Receivable Department. Franchisees also pay regular fees, royalties and a marketing fee paid monthly throughout the duration of the contract. Royalties are a fixed percentage value over the stores’ gross sales. The Accounts Receivable Department issues the collection documents monthly and controls the receipts, issuing monthly reports of the debt position of the franchisees.
     A special standard determines the form in which the collection is carried out up to the moment there is a need to involve the company’s legal services for possible legal action against the franchisee. We try to avoid such measures and an agreement is often negotiated with the franchisee so that their debt is cancelled within a reasonable time, with the application of fines, interest and/or indexation. The AFD Director has been responsible for this management since 2008 together with the Brands Division (BD) Director.
4.2.6 Marketing Fund
     Franchisees and own stores pay a charge on their gross sales to a fund used for brand publicity and advertising. The money from these contributions is not booked as revenues; it is tax free and is registered as a liability. The Bob’s Marketing Department reports to the BD Director. Each Own Store Manager in the other brands has a special Marketing Department and administrates another marketing fund. The marketing department plans the campaigns in collaboration with the brand operators, the Development Division (DD) Director and the Supply Department. The CEO authorizes the annual program that the marketing departments will administrate and execute. In Bob’s, the marketing fund is the object of an independent annual external audit submitted to the Franchise Board. This board also receives information on a quarterly basis of the movement of the marketing fund and our Officers discuss their opinion and suggestions with them.
4.2.7 Other expenses
     The expenses concerning taxes in general are calculated by the Accounting Department through its Fiscal Service, which is also supported by an external consultancy given the complexity and constant alterations to Brazilian tax regulations. The independent external audits also carry out an annual review of taxes paid and compliance with tax legislation. Tax payments are made monthly with the AFD Director’s approval except when the authorization rules determine the CEO’s signature. The taxes charged by official institutions related to health and hygiene regulations, advertising, right of use of property, etc. are processed by the stores or by the Restaurant Support Center with signature responding to authorization rules. Fiscal fines and filings are paid according to the authorization rules and informed to the Division Directors or even the CEO (depending on the value and according also to the authorization rules). The Legal Department in the AFD intervenes when necessary in these cases and informs the Officers and the CEO about the course of the proceedings on a regular basis. When a deposit in court must be made the CEO always signs this payment.
5. REVIEW OF FINANCIAL STANDARDS (2002-2008)
     The procedures and standards described in the above paragraphs were put in practice gradually between 2002 and 2006. By 2007, it would be true to say that all the standards were in force. However, throughout 2007 a new study of processes was carried out aiming to adjust them to the arrival of new brands and a new organization. It was also necessary to improve the controls of certain key procedures. As already mentioned in the introduction to this administrators’ report, the new standards went into effect in 2008. Throughout the year, a great effort was made to perfect internal standards and improve controls. With the integration of new units in the group, an extensive project was introduced at the beginning of 2009 to ensure that they all followed the same levels and methods of control, while taking into account the particular forms of operation of each brand. The review is divided in the following items: 5.1 Store Information Systems; 5.2 Central Information Systems; 5.3 Expense Controls; 5.4 Revenue Controls; 5.5 Chain Expansion; 5.6 Operation; 5.7 Training; 5.8 Human Resources; and 5.9 Supplies.
5.1 Store information system
     This was one of the weak points in our controls, which often had to be substituted by manual controls which were not as reliable. The outlets’ equipment was out of step with technology and could not work with the new software made available by the supplier. It took several years to conclude the litigation with the supplier of the old equipment and start to replace it with new models that speeded up operations and improved controls. The introduction of the new material was only fully completed at the end of 2008.
     The managers do not believe that the previous working conditions gave rise to any material errors in the stores’ operation recording, thanks to manual work efforts. Through more frequent and thorough inventories, it was always possible to identify potential accounting errors derived from the automatic outgoing system. However, the system’s shortcomings did result in additional costs in accounting services due to the unreliability of the automatic transmission of store data to the central information system for the Restaurant Support Center. Double keying gave rise to minor mistakes, and hampered or slowed down detection. However, as there has always been a control of the stores’ average behavior by the operation managers, these mistakes were minimized. Once the new software was introduced at all Bob’s and KFC stores, automatic data transmission began to flow in the last quarter from almost all of them. This accelerated the production of accounting and financial reports.
     An unfavorable consequence of the system’s imperfections in the past years was the non-fulfillment of certain rules called “accessory tax obligations”, especially in Rio de Janeiro and São Paulo states, where VAT is paid. The company was inspected and subsequently fined, after which it made further efforts and incurred further costs to ensure the process was within the law. Between July 2006 and June 2007 it is estimated that we incurred expenses of around R$1.0 million due to this item alone. By the end of 2008, all accessory tax obligations were being processed currently. However, in 2009 we will have to develop and operate new IT accounting programs to comply with a new official tax organization consisting of a centralized electronic fiscal system that will cross all taxes at the three levels: federal, states and local.
5.2 Central IT systems and accounting
     Since 2002, the new administration has been developing some important work in the franchisors Department of Venbo in order to make use of an IT system that is fully enabled to supply accurate, frequent chain management information. The company makes use of an ERP developed by TOVS (former Microsiga) called PROTHEUS. In the last four years we have done two upgrades of this system and have eliminated programs that operated outside the PROTHEUS environment. The cost system, the accounts receivable system and the sales system were three of the programs substituted by PROTHEUS. Their elimination has cut down on maintenance time as well as frequent manual corrections and interventions.
     The problems that were addressed by this change were not so much a case of significant errors that could have affected the accounting reporting than slow processing that made management and control much more difficult. The central IT systems have been properly configured in recent years, to the point that today we can say that our DPC meets the needs of the group’s activities without much difficulty. Data flows provide a good basis for management; accounting is carried out rigorously; we trust the figures produced by our accountants, as they go through different revisions. As we will see later on, the problems that could affect our results come from outside the company and are normally of a fiscal origin, such is the complex tax setup in Brazil, the trouble caused to business by the constant changes to laws and flaws in the government IT systems.
     At the end of 2008 the DPC was moved to a better location in the same building as our administration. Safety backups are made externally, which both safeguards our compulsory fiscal registers and ensures our security in terms of data preservation. There is not yet a well-structured contingency plan in case of a collapse of the ERP system, which is something we are looking into.
     The accounting team is formed of professionals from the area and the company relies on an outsourced auditing and accounting service that carries out a review of the most important entries and closes the consolidated balance sheet of the BFFC group. This balance sheet is submitted to the Audit Committee of the Board, to the independent external audits and to an accredited accountant in the USA, who also prepares the annual tax return for the American tax authorities.
5.3 Expense controls
     Since the new administration took over the command of the company in 2002, the expense control has been one of the main focuses of the management. The standards for expense approval and payment control have been updated and a new process has been introduced. We already mentioned the three stages of payment: the PA, MSR and CP. A very well studied authorization rule establishes who can sign an authorization for expenses and the payment procedure, which always requires countersignature by Officers or Managers. A financial chart is prepared every day by the Treasury and is revised and approved by the AFD Director and presented to the CEO. It contains the real cash flow of the previous day (and last month for comparison) and a forecast for the rest of the month and the following month. Counts are selected in order to appreciate the main items of the cash flow in order to practice controls and corrections. The CEO also makes a monthly critical review of the whole list of expenses and revenues from the previous month with the presence of several officers, where they scrutinize the month’s figures
     Alongside the PA and MSR, two control steps also exist to prevent payments being made that do not comply with the standards by the Budget Control Department and the Treasury. Finally, the double signature of all documents releasing expenses and payments constitutes the final control of this procedure. The revisions done by the CEO, the Officers and the Accounting Department are a posteriori controls that allow corrections to be made of any deviations from the standards. The stores are also responsible for the reception of goods, and the control of their expenses is very strict and entrusted to the Field Consultants, Regional Managers, Brand Manager and OSD Director. This control is done through the procedures explained above and through permanent checks against standards and historical figures.
     All contracts with suppliers of goods and services are signed by the Director of the area and, depending on the authorization rules, by the CEO. All of them go through the Legal Department to ensure the legal validity of the terms and values.
     The administrators consider the payment system to be highly reliable. It goes through several departments and areas, providing a high level of guarantee against internal fraud. In the new 2008 format, the system has gained a new level of control with a 100% revision of the three main documents, PA, MSR and PC. The payment route has been changed, with the Treasury coming before Accounting, which has made the system flow better. With a more authorization rule it has been possible to reduce the number of documents that require the CEO’s signature and better distribute the responsibilities among Officers and Managers. No error or internal fraud can materially affect the figures coming from our accountants.
5.4 Revenue controls
     5.4.1 Stores
     The stores’ revenues are divided into cash, checks, credit and debit cards, paper and electronic meal vouchers. Technological developments are constantly being evaluated in order to introduce new instruments for revenue operations. The frequency with which money is collected from stores varies, but is always within the week. In the stores, there are deposit safes for safekeeping cash. Outsourced security vans take the change to the store, collect the sales money, and deposit it in the bank. The store manager accounts for the change received, the sales money received, the money handed over to the haulier and the balance that occasionally stays in the store on a daily basis. These figures are included in the MRE document that is electronically transmitted daily to the Restaurant Support Center and later on sent as a hard copy, duly signed. The MRE is issued by the store system and manually supplemented with non-accounting data, such as water, electricity and gas consumption.

     The chances of embezzlement from stores are limited. Some procedures, such as the recording of sales in special cases (SMART cards for example) could produce losses, but would require the involvement of several people and would finally be detected by overconsumption of products or excessive waste reported. The monthly control of the P&L of each store results in further monitoring of the financial movement. In fact, the controls in stores are the same as those currently in practice in the retail market as a whole and, as is the case in the main fast food chains, the administrators consider that the occasional embezzlement cases that occur do not materially affect the results reported in the accounting statements.
     The Accounting Department performs a bank conciliation that it crosses with the daily MRE, ensuring the safety of the money transported and deposited.
     As for the credit and debit cards, the collection control is automated by the system, as cards have to be read by a machine linked to the cashier terminal. We normally receive a monthly statement from the administrators of these revenue media. We have five days to claim for transactions refused or not registered. This is rather hard to accomplish, but it works and we can say that losses in this system are rare or negligible.
     Meal vouchers that are processed with credit-type cards offer the same consistency and we consider them safe. The electronic SMART-type cards are not connected to the cashier terminal and may present some leeway for deviations. However, these will be occasional minor deviations and will certainly disappear when they are connected to card readers, which we are studying for implementation in 2009. Again, as said before, there are other means of control through goods consumption and store performance that inhibit fraud or minimize its influence on results.
     Payment by checks was excluded in the stores except for sales on deliveries and in the case of parties for which the check is deposited in advance or the payer is identified and has a fixed residence. In the case of delivery, there is a control by the call-center system that registers the orders and the payment form and produces periodic reports.
     In short, collection in stores demands accurate controls that, in general, are carried out with precision. Of course, they still offer potential for deviations but the administrators consider these to be negligible and inherent to retail activities.
     5.4.2 Franchises
     The franchisor Accounts Receivable Department is responsible for issuing the deposit slips franchisees use to pay their charges in banks: initial fees, royalties and marketing charges, and, in special cases, rent (sub-leases). This function is complex and delicate. The AR receives internal documents that specify the collection conditions, which it keeps in an electronic file.
     The initial fees are generally easy to collect from new franchisees who are eager to open and operate their new stores. The franchisees that renew franchises usually delay the payment of the fee a little longer and require the intervention of the AR, but legal proceedings are rarely taken. Operations collaborate in these cases to avoid delays by means of the Field Consultants or Regional Managers, but it is the Finance and Legal department that is responsible for the collection.

     The royalty and marketing fees are charged monthly, based on the gross sales information that the franchisees are obliged to communicate within the first three working days of each month. The communication is via the Internet and often involves delays. As the deposit slip must be sent by email by the fifth working day to facilitate the payment by the expiry date (12th and 18th, respectively), when the sales figures are not received, a value is estimated on the target previously established by common consent with the franchisee, and the real value is adjusted in the following month’s collection.
     The system works correctly; however, there is always a degree of default that makes certain franchisees delay their payments. The AR department has an established routine to proceed in these cases, starting with payment demand by the company, publicly-registered notification of the debt and, in extreme circumstances, legal action for collection. Throughout 2008, there was still the intervention of the Operation Managers and Field Consultants department first in the negotiations for delayed payment by franchisees. In fact, it is necessary to act on a case by case basis to define the cause of the delay: inefficiency of the store’s operations, changes to local conditions, accidents, incorrect fund administration, etc. As of 2008, Operations have kept periodic reports of default on the part of franchisees, which the directors have been able to consult. In fact, claims and any legal action will always be a decision taken jointly by AFD and BD (Finance and Brands Divisions).
     Collection lawsuits always require the final say of the CEO. Every six months, the CEO holds a meeting with the Brands, Development and Finance Directors to consider the list of franchisees in default and the state of the agreements signed or to be signed. They then decide to set aside a Doubtful Debt Provision (DDP), which may exceed the DDP made by the accounting rules. Occasionally, cases where collection is no longer feasible are identified and removed from “accounts receivable”. The administration notes that these analyses were carried out throughout 2008 with all due care and that the receivables that appear in the BFFC balance sheet are consistent with reality. Currently, the effective franchisee default rate is at a reasonable level for the market, oscillating between 3% and 5% of the invoiced amounts. The rate for the whole company at the end of 2008 was 2.5%.
5.5 Chain expansion
     The Development Division aims to attract new franchisees, decide whether to renew or not the franchises whose contracts have reached their due date and look for new points to grow the chain, be it with own stores or franchises. For this last item, a weekly meeting is held to analyze the opportunities prepared by the Development Director, in which new points are chosen and strategies for chain growth in all trademarks are defined.
     The franchisee selection process is long and rigorous. A specific standard determines how potential candidates can be identified and the conditions for admitting a new franchisee or giving an existing franchisee a new store. The aim is to avoid admitting franchisees who have no vocation to operate stores, investors who will simply delegate the store to third parties. We require that franchisees invest a minimum of 50% of their own capital and have a minimum equity of 51% shareholding in the company to which he will yield the franchise received in his/her name. Before a franchisee can be admitted to the chain, s/he must undergo the training plan set by the brand standard. The rigor in the applicant selection process from 2002 to 2008 has brought about a significant improvement to the franchisees’ level and reduced default levels, while also increasing the sales and profits of the stores, with evident gains for the franchisees and franchisor. At least three Directors are involved in this process, one of whom, the Development Director, at the final selection stage.

5.6 Operations
     The Operations Department controlled and enforced the effective functioning of the outlets and franchisee chain until October 2008, when the OSD (Own Stores Division) was created. The controls this division applies to storekeepers are designed to assess results, given that automatic controls are not always efficient, as seen in the expense and revenue controls. This task is performed by the field consultants and regional managers, who supervise all the outlets and franchisees at regular intervals. They also make use of the aforementioned external audits and reports by hidden or mystery customers. The franchisees’ sales information on which royalty and marketing fee collection is based is reliable, and is conducted by comparing the trend in production, taking account of the timeliness of our sector. There is also a control of the most important purchases made by the stores through the MERCADOR system or by direct communication from the supplier. October 2008 also saw the creation of the Brands Division. While the OSD operates only own stores of all the brands, the BD controls the operation of franchised stores of all brands (so far only Bob’s). The same outsourced company that audits the own stores also verifies the performance and compliance with standards of franchised stores. Mercator is also used by franchisees. This makes it possible to detect inconsistencies between acquisition and sales levels.
5.7 Training
     The training department, which in August 2007 was removed from the HR Department, has no direct influence on the accounting statements. Since October 2008 the Training Department has been allocated in the Brands Division. It has an annual budget that is defined in October/November of the previous year. It is responsible for training new franchisees and store operators, as well as providing refresher courses, professional capacity building and training for the staff involved in Chain Support working for the Franchisor and trademarks. The expenses control goes through the normal expense process already mentioned with the intervention of the Budget Control department and the signatures of the PA, MSR and PV forms already mentioned.
5.8 Human resources
     We have already mentioned that all major decisions involving the expense processes are restricted to the CEO. This control is performed with precision and is in the hands of the most reliable people in the company. The CEO performs a monthly control of salaries and social charges. Benefits are set in contracts with third parties (health, transport vouchers withheld at source, food vouchers, life insurance). The system is totally automated and outsourced. Data is inputted by the HR staff, who calculate vacation pay, thirteenth salary and discounts, and are responsible for dismissals. In the latter case, the HR Officer signs the rescissions that are later countersigned by the AFD. Periodically, verification is performed by sampling the calculations. There should be no short payments as the calculations are revised in the Union or in the Labor Ministry. Major payments are detected by the HR Officer if they are material or in periodic controls by random sampling. The penalty for an employee who tries to defraud in this terrain is dismissal without labor rights and this is generally as much of a deterrent as is needed. The Accounting Department controls the right calculation and allocation of social charges, vacation and 13th salary through the ERP system.
     HR also works in staff selection for the Restaurant Support Center and store managers, and advises and collaborates with store managers in staff selection process for stores.
     The HR department is responsible for addressing issues concerning the atmosphere within the company, as well as the career plan and the salary grid, always with the CEO’s approval.

     The HR department also carries out Social Responsibility activities, for which there is a specific budget, which is controlled by the Budget Control Department and the CEO.
     Without a doubt, HR is one of the most reliable activities of the Administration, but even with periodic controls it depends greatly on the honesty of the employees to prevent embezzlement.
5.9 Supplies
     The Supplies Department reports to the CEO (in the second half of 2009 it will be incorporated into the AFD) and is involved in sourcing products in the market for the operational activities, product selection and purchase management. It participates actively in product development and collaborates with the FBP suppliers to adapt them to the company’s needs and assure reasonable price levels. Every contract is signed by the CEO and is the subject of protracted negotiations, which the franchisees are able to monitor closely, even if they do not have the right to vote. The division has a food expert who controls the quality of the materials selected and products developed for sale. The Supplies Division works with an annual budget and targets for the cost of goods sold.
     Its results are assessed by the divisions and departments involved: OSD, DD, Marketing and ADF. The supervision by these departments consists of comparisons with historic prices, data obtained in the market and contacts with other companies in the same business. The CEO is particularly attentive to the sector activity and has direct participation in the negotiations with the most important suppliers. This is another sector where it is difficult to assure the total transparency of all employees in the choice of the store’s minor or ancillary products, like office and cleaning supplies and replacement material for photocopying machines and other supplies for internal use.
     The department surveys prices in the market, but the control can only be performed by sampling, which is not always carried out due to the difficulties involved. Supplies staff honesty is a factor that cannot be substituted by controls, no matter how fine-tuned they are. Employees receiving commission from suppliers can only be discovered by chance. We have never detected any problem of this nature, but we cannot guarantee that it has never happened, only that its influence on the company’s results is not material, given the CEO’s and other officers’ participation in negotiations with major suppliers. The franchisees themselves are the guardians of the performance of the supply chain and the Supply Division. They are currently discussing these matters in the Franchise Council and in the special Work Teams that meet regularly to analyze quality, cost and distribution of all goods used in the stores.
6. CONCLUSIONS
     6.1 The company’s employees receive training and possess manuals, processes and standards that they are aware they have to obey at all times. There is a Code of Ethics, which is a commitment that staff sign when they are hired as employees and collaborators. In particular, the members of the team who develop the accounting and finance documents which have to be presented to the SEC, local authorities (Brazil) and shareholders are skilled professionals who have in-depth knowledge of the tasks entrusted to them. The administrators, in turn, possess all the elements necessary to assess the accuracy of the information recorded in these documents by themselves or by means of the employees hired for that purpose as internal auditors, by the Audit Committee of the Board and by Independent External Auditors.
     6.2 Like any other business, our business has internal and external risk factors. Internally speaking, we have the risks that are common to all retail operators and especially to restaurants, particularly fast-food restaurants. The operations are many, variable and complex. They involve young, inexperienced staff at the store front, who, even after training, may have unexpected or unethical behavior. Multi-functional employees require different types of selection and training conditions. The geographical spread of the own stores, where 1300 people work, requires special remote controls, while the franchisee control is still more difficult since there are franchises in all the states of this country of continental proportions.
External risks are a permanent challenge: the competition is strong and we work in an unstable economy subject to political change and shifts in the world economy, to which Brazil is very sensitive. Brazil also has a very complex, swiftly-changing tax system, subject to a plethora of directives, decrees, provisional measures, laws, regulations and transitional provisions that make the businessman’s activity a daily challenge, often leading to unpredictable results. Our company struggles to take account of these factors as well as the highly bureaucratic class associations we belong to, where our CEO holds a post. [See a special comment on fiscal problems in 2008 at the end of this chapter.]
     Along with the federal, state and municipal taxes, there are also daily inspections by the Public Health Department, environmental controls and interventions by the DA’s office in marketing and advertising activities and consumer protection. In this challenging scenario for any business administrator, our company’s stance is one of a law-abiding corporate citizen which performs its public duties, respects the laws of the land and is totally transparent in the realm of corporate governance. Maintaining this position is a daily challenge and we are not exempt from mistakes, which, when they occur, inspire us to search for creative solutions. We are in an environment where the criminal justice system is sluggish and the complexity of laws, which are often open to multiple interpretations, forces us to make contingencies, which are always highlighted in our reports, as risk factors when they are able to materially alter the income. As far as risks are concerned, given the way transactions are authorized, processed, recorded and reflected in the financial reports, we, the administrators, understand that they are negligible, especially given the occasionally excessive controls and centralization steps, like the detailed, item by item analysis of the cash flow transactions that the CEO performs monthly. The Management believes that vulnerability to fraud is low and under control.
     6.3 Many of the company’s controls are automated, as we use two modern programs that enjoy prestige in Brazil: SNACK for the stores and PROTHEUS, the ERP, for accounting and management reports. Human error is reduced to the data entries that are not processed automatically, which have been partially eliminated with the advent of new processes and communication facilities set up during 2008, and with the total renewal of the stores’ IT equipment.
     We operate at a good level of precision of the financial reports due to high levels of professionalism, the capacity of the finance and accounting area operators, and the permanent development of IT systems. The most important controls are duplicated or repeated through the intervention of different departments, among which the Budget Control Department, created in 2007, is of special interest. We think that the most efficient controls are those used for authorizing expenses, investments in assets and the HR department for recruitment, dismissals, salaries and benefits. In 2008, we improved the Accounts Receivables Department, starting by automating the franchisees’ collection, which has been passed on to the financial area, and with studies that we have carried out to automate bank conciliations and credit cards and meal vouchers. We also believe that in 2008, the selection of franchisees reached an excellent level of efficiency, which greatly improved the prompt payment of taxes by franchisees.
     6.4 The company is still small enough to allow all the departments and management levels to be involved in the work and controls, with the special, ongoing dedication of the CEO. The reporting service is centralized, which helps controls. Any financing and accounting deviations are detected quickly to prevent major problems. Under the supervision of and with the participation of our management, including Ricardo F. Bomeny, CEO and Acting Chief

Financial Officer throughout 2008, we assessed the effectiveness of the Company’s internal control of financial reporting as of December 31, 2008, based on criteria for effective internal controls of financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, we concluded that we have maintained an effective internal control of financial reporting as of December 31, 2008, based on the specified criteria.
     The major problems noted by the external auditors in 2005 and 2006 were the failure to submit accessory tax data to the Brazilian IRS, which had already been identified by tax inspectors and corrected by the company, as well as controls of stores’ revenues from cards and vouchers, frequent delays in bank conciliations, and delays involving franchisee debts. Controls improved a lot in 2008 and the new processes and standards introduced have proved an efficient answer to the first problems. In relation to the fiscal situation, we have appealed to external consultancy and have worked with the government in order to adjust the complex balance of our agreements (see last paragraph), correcting liabilities and also carrying out an in-depth analysis of contingencies. In their entirety, the controls are operating as planned. The new processes will still take some months to be carried out without mistakes, but the first results are proving to be consistent. The CEO has conferred authority to the controllers, who in turn have been chosen for their competence and trustworthiness. We highlight once more that in terms of the data contained in the financial reports, we put our trust in and recognize the merit of the internal tax personnel, the Audit Committee of the Board, the Independent External Auditors, the fiscal consultants of local prestige, the accountants who review the accounts in the USA and our legal advisory body in Brazil and in the USA, all with a recognized public track record.
     6.5 Throughout 2008, the fiscal authorities were revising the company’s tax agreements. The management understands that the accounting practices and the payment of taxes have always been correct and complied with government policies and instructions but unfortunately their frequent changes and the faults in the government’s IT systems make it imperative for corrections and discussions to be undertaken.
     (a) Looking at federal taxes, VENBO, the Brazilian company that operates the Bob’s brand, joined the REFIS/PAES plan to pay Federal debts in 15 years, starting in 2003. Five years elapsed and we have been paying regularly at the legal rate of 1.5% on revenues. In 2008 the Government investigated their records and determined that the information they gave the companies in the plan was mistaken in several respects, but mainly in the calculation of interest. This plan is divided into two sectors corresponding to two spheres of taxes: The Federal Tax Commission (FTC) and the INSS (Institution for Social Welfare Taxes). At the end of 2008 the government finally fixed the PAES/INSS balance due and obliged VENBO to adjust it. The result was a rise of about R$2.8 million in the amount due, with a corresponding rise in liabilities, materially affecting the company’s results. The new debt will be paid off in 10 years. We have not yet received the final position from the FTC. We cannot say if there will be an adjustment, and whether this will be positive or negative, because the conditions are completely different. In any case, there is a contingency for 2009, but it is impossible to put an accurate value on it.
     (b) In the State sphere we received notification that we must pay R$5.0 million in taxes and fines because of the wrong interpretation made by our accountant of VAT (ICMS). Our lawyers and tax specialists have studied this matter and agree with us that a clear mistake was made by the fiscal authorities. The notification was received in January 2009 and we have already filed our appeal. We are sure of the success of the appeal but must nonetheless announce this fact as a contingency. Also in the State sphere there are ongoing discussions since July 2008 about the possibility of a special kind of VAT on ice-creams. This could result in a significant rise in ice-cream costs. Class associations and fast-food operators are all involved in the discussions, and if the government confirms its decision we will have a serious problem selling this product because the price rise will not be accepted by customers. The only chance will be to discuss how the tax is calculated, something we still hope could convince the government not to target such a popular product.
     (c) A law issued in 2007 determined that franchise transactions are to be understood as services and are liable for service tax (ISS in Brazil). We are discussing the matter of royalties in court and will certainly be obliged to claim against this for initial fees and marketing charges. We are depositing in court the amount due for ISS and a provision, which are registered as a liability, for the royalties. We cannot predict the outcome of this lawsuit but we think we may lose the tax on royalties, though there is a good chance we will win the other two taxes on revenues because they certainly do not involve any service.
     The Management declares that it has made its best efforts to avoid these controversial matters and the financial reports included in this 10-K reflect with reasonable precision their material influence on all the figures here disclosed.

BFFC ORGANIZATION CHART
December, 2008

BFFC MANAGEMENT ORGANIZATION CHART
December, 2008

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A. CONTROLS AND PROCEDURES
Management’s Report on Internal Control over Financial Reporting
Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure. Under the supervision and with the participation of our management, including our chief executive officer, chief financial officer, and chief accounting officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Our internal control over financial reporting includes policies and procedures that (1) pertain to maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and board of directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the financial statements.
Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and, even when determined to be effective, can only provide reasonable, not absolute, assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate as a result of changes in conditions or deterioration in the degree of compliance.
Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2008 and provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles, except for exclude the controls of IRB — Internacional Restaurantes do Brasil, which was acquired on December 2008, and which is included in the consolidated balance sheet of Brazil Fast Food Corp. and subsidiaries as of December 31, 2008. The results of management’s assessment were reviewed with the Audit Committee of our Board of Directors.
Our internal control over financial reporting has been audited by BDO Trevisan Auditores Independentes, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting
During the fourth quarter of 2008, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for the matters mentioned in paragraph 4.
REPORT OF INDEPENDENT REGISTRETED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING
To the Shareholders of
Brazil Fast Food Corp. and subsidiaries
We have audited Brazil Fast Food Corp. and subsidiaries internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Brazil Fast Food Corp. and subsidiaries management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
As indicated in Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the controls of IRB - Internacional Restaurantes do Brasil, which was acquired on December, 2008, and which is included in the consolidated balance sheet of Brazil Fast Food Corp. and subsidiaries as of December 31, 2008, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for the year ended December 31, 2008. IRB - Internacional Restaurantes do Brasil financial statements constituted total assets and liabilities of approximately 20% and 17%, respectively, and revenues and operating earnings of approximately 4% and 2%, respectively, of the related consolidated financial statements amounts as of and for the month ended December 31, 2008. Management did not assess the effectiveness of internal control over financial reporting of IRB - Internacional Restaurantes do Brasil because of the timing of the acquisition which was completed on December, 2008. Our audit of internal control over financial reporting of Brazil Fast Food Corp. and subsidiaries also did not include an evaluation of the internal control over financial reporting of IRB - Internacional Restaurantes do Brasil.
In our opinion, except as the mentioned on paragraph above, Brazil Fast Food Corp. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Brazil Fast Food Corp. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 31, 2009 expressed an unqualified opinion thereon.
Rio de Janeiro, Brazil
March 31, 2009

BDO Trevisan Auditores Independentes

ITEM 9B. OTHER INFORMATION
     The 1997/2001 stockholders’ agreement between us and several stockholders was terminated on December 29th, 2004 and is no longer of any force or effect.
     Unregistered Sales of Equity Securities and use of proceeds
     (c) During the twelve months ended December 2008, the Company purchased a total of 24,555 shares of its common stock at a total cost of R$0.3 million.
     Quarterly increments of such purchase are as follows:

	2008
	#of shares	US$000’
1st quarter	1,550	9
2nd quarter	49,900	246
3rd quarter	1,170	6
4th quarter	10,100	46

	62,720	307

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The items required by Part III, Item 10 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2008 Annual Meeting of Shareholders to be filed on or before April 30, 2009.
ITEM 11. EXECUTIVE COMPENSATION
     The items required by Part III, Item 11 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2008 Annual Meeting of Shareholders to be filed on or before April 30, 2009.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
                  STOCKHOLDER MATTERS
     The items required by Part III, Item 12 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2008 Annual Meeting of Shareholders to be filed on or before April 30, 2009.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The items required by Part III, Item 13 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2008 Annual Meeting of Shareholders to be filed on or before April 30, 2009.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The items required by Part III, Item 14 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2008 Annual Meeting of Shareholders to be filed on or before April 30, 2009.

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
*10.1 Amended and Restated 1992 Stock Option Plan (2)
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Rio de Janeiro, Federative Republic of Brazil, on the 9th day of April, 2009.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated:

/s/ Ricardo Figueiredo Bomeny	Date: April 9, 2009
Ricardo Figueiredo Bomeny Chief Executive Officer and Acting Chief Financial Officer

/s/ Omar Carneiro da Cunha Omar Carneiro da Cunha Chairman of the Board	Date: April 9, 2009

/s/ Peter J.F. van Voorst Vader Peter J.F. van Voorst Vader Director	Date: April 9, 2009

/s/ Romulo Borges Fonseca	Date: April 9, 2009
Romulo Borges Fonseca Director

/s/ José Ricardo Bousquet Bomeny	Date: April 9, 2009
José Ricardo Bousquet Bomeny Director

/s/ Stephen J. Rose	Date: April 9, 2009
Stephen J. Rose Director

/s/ Guillermo Hector Pisano	Date: April 9, 2009
Guillermo Hector Pisano Director

/s/ Gustavo Figueiredo Bomeny	Date: April 9, 2009
Gustavo Figueiredo Bomeny Director

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders of
Brazil Fast Food Corp. and subsidiaries
We have audited the accompanying consolidated balance sheets of Brazil Fast Food Corp. (a Delaware corporation) and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brazil Fast Food Corp. and subsidiaries as of December 31, 2008 and 2007 and the results of their operations and their cash flows for each of the three years ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Brazil Fast Food Corp. and subsidiaries, internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (The COSO Criteria) and our report dated March 31, 2009 expressed an unqualified opinion thereon.
Rio de Janeiro, Brazil
March 31, 2009
BDO Trevisan Auditores Independentes

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands of Brazilian Reais, except share amounts)

	December 31,
	2008		2007
CURRENT ASSETS:
Cash and cash equivalents (note 3)	R$	10,424	R$	7,345
Inventories		2,970		3,278
Accounts receivable (note 4)		10,741		8,617
Prepaid expenses		2,419		1,401
Other current assets (note 5)		2,642		2,267

TOTAL CURRENT ASSETS		29,196		22,908

Property and equipment, net (note 6)		31,104		19,536

Deferred charges, net (note 7)		4,544		4,567

Deferred tax asset (note 11)		13,688		8,886
Goodwill (note 2)		2,895		—
Other receivables and other assets (note 5)		7,716		5,845

TOTAL ASSETS	R$	89,143	R$	61,742

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable (note 8)	R$	10,536	R$	4,010
Accounts payable and accrued expenses (note 9)		14,383		6,606
Payroll and related accruals		4,565		2,924
Income taxes accruals		627		—
Taxes, other than income taxes		1,765		1,069
Current portion of deferred income (note 12b)		1,878		956
Current portion of contingencies and reassessed taxes (note 12c)		1,677		1,696
Other current liabilities		81		70

TOTAL CURRENT LIABILITIES		35,512		17,331
Deferred income, less current portion (note 12b)		4,836		4,626
Notes payable, less current portion (note 8)		11,099		961
Contingencies and reassessed taxes, less current portion (note 12c)		18,210		15,305

TOTAL LIABILITIES		69,657		38,223

MINORITY INTEREST		981		—

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 5,000 shares authorized; no shares issued		—		—
Common stock, $.0001 par value, 12,500,000 shares authorized; 8,437,927 and 8,404,177 shares issued; 8,148,718 and 8,177,687 shares outstanding		1		1
Additional paid-in capital		61,062		60,988
Treasury Stock ( 289,210 and 226,490 shares)		(1,601)		(1,060)
Accumulated Deficit		(39,917)		(35,296)
Accumulated comprehensive loss		(1,040)		(1,114)

TOTAL SHAREHOLDERS’ EQUITY		18,505		23,519

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	R$	89,143	R$	61,742

The accompanying notes are an integral part of the consolidated financial statements.

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(in thousands of Brazilian Reais, except share amounts)

	Year Ended December 31,
	2008		2007		2006
REVENUES
Net Revenues from Own-operated Restaurants	R$	90,122	R$	85,904	R$	80,931
Net Revenues from Franchisees		22,427		18,811		16,385
Revenues from Supply Agreements		8,317		6,673		6,059
Other Income		2,499		3,056		2,953

TOTAL REVENUES		123,365		114,444		106,328

OPERATING COST AND EXPENSES
Store Costs and Expenses (note 19)		(89,729)		(83,349)		(74,689)
Franchise Costs and Expenses (note 19)		(6,207)		(3,623)		(3,176)
Marketing Expenses		(1,053)		(2,082)		(4,018)
Administrative Expenses (note 14)		(17,442)		(13,430)		(11,333)
Other Operating Expenses (note 15)		(2,876)		(2,945)		(4,213)
Net result of assets sold		(205)		842		145
Impairment of assets		—		—		(180)

TOTAL OPERATING COST AND EXPENSES		(117,512)		(104,587)		(97,464)

OPERATING INCOME		5,853		9,857		8,864

Interest Expense, net (note 16)		(9,677)		(697)		(665)

NET INCOME (LOSS) BEFORE INCOME TAX		(3,824)		9,160		8,199

Income taxes — deferred (note 11)		311		4,343		4,543
Income taxes — current (note 11)		(746)		(46)		(2,808)

NET INCOME BEFORE MINORITY INTEREST		(4,259)		13,457		9,934

MINORITY INTEREST		317		—		—

NET INCOME (LOSS)	R$	(3,942)	R$	13,457	R$	9,934

NET INCOME (LOSS) PER COMMON SHARE
BASIC AND DILUTED	R$	(0.48)	R$	1.65	R$	1.22

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC AND DILUTED		8,163,949		8,169,766		8,137,291

The accompanying notes are an integral part of the consolidated financial statements.

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands of Brazilian Reais)

	Year Ended December 31,
	2008		2007		2006
Net Income (Loss)	R$	(3,942)	R$	13,457	R$	9,934
Other comprehensive income (loss):
Foreign currency translation adjustment		74		(134)		(33)

Comprehensive Income (loss)	R$	(3,868)	R$	13,323	R$	9,901

The accompanying notes are an integral part of the consolidated financial statements.

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands of Brazilian Reais)

				Additional						Accumulated
	Common Stock			Paid-In		Treasury		Accumulated		Comprehensive
	Shares	Par Value		Capital		Stock		Deficit		Loss		Total
Balance, December 31, 2005	8,026,527	R$	1	R$	59,883	R$	(216)	R$	(58,687)	R$	(947)	R$	34

Exercise of options	255,750		—		935		—		—		—		935

Acquisition of Company’s own shares	(100,035)		—		—		(592)		—		—		(592)

Net Income	—		—		—		—		9,934		—		9,934

Cumulative translation adjustment	—		—		—		—		—		(33)		(33)

Balance, December 31, 2006	8,182,242	R$	1	R$	60,818	R$	(808)	R$	(48,753)	R$	(980)	R$	10,278

Exercise of options	10,000		—		35		—		—		—		35

Shares granted	10,000		—		135		—		—		—		135

Net Income	—		—		—		—		13,457		—		13,457

Acquisition of Company’s own shares	(24,555)		—		—		(252)		—		—		(252)

Cumulative translation adjustment	—		—		—		—		—		(134)		(134)

Balance, December 31, 2007	8,177,687	R$	1	R$	60,988	R$	(1,060)	R$	(35,296)	R$	(1,114)	R$	23,519

Exercise of options	33,750		—		74		—		—		—		74

Net loss			—		—		—		(3,942)		—		(3,942)

Acquisition of Company’s own shares	(62,720)		—		—		(541)		—		—		(541)

Paid dividend	—		—		—		—		(679)		—		(679)

Cumulative translation adjustment	—		—		—		—		—		74		74

Balance, December 31, 2008	8,148,717	R$	1	R$	61,062	R$	(1,601)	R$	(39,917)	R$	(1,040)	R$	18,505

The accompanying notes are an integral part of the consolidated financial statements.

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of Brazilian Reais)

	Year Ended December 31,
	2008		2007		2006
CASH FLOW FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)	R$	(3,942)	R$	13,457	R$	9,934
Adjustments to reconcile net income to cash provided by operating activities:

Depreciation and amortization		3,501		3,249		2,945
(Gain) Loss on assets sold and impairment of assets		205		(842)		35
Deferred income tax asset		(4,802)		(4,343)		(4,543)
Minority interest		981		—		—

Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable		(2,124)		(1,305)		(1,706)
Inventories		308		(1,091)		(133)
Prepaid expenses and other current assets		(1,393)		(1,164)		(808)
Other assets		(1,871)		(1,366)		344
(Decrease) increase in:
Accounts payable and accrued expenses		7,777		(4,108)		2,188
Payroll and related accruals		1,641		98		509
Taxes		1,323		(242)		(440)
Other liabilities		2,897		(2,593)		(1,765)
Deferred income		1,132		3,532		(1,004)

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES		5,633		3,282		5,556

CASH FLOW FROM INVESTING ACTIVITIES:
Additions to property and equipment		(12,495)		(6,039)		(4,059)
Investiment in subsidiaries acquired		(4,283)
Goodwill on acquisition		(2,895)		—		—
Proceeds from sale of property, equipment and deferred charges		1,527		1,537		518

CASH FLOWS (USED IN) INVESTING ACTIVITIES		(18,146)		(4,502)		(3,541)

CASH FLOW FROM FINANCING ACTIVITIES:
Net Borrowings (Repayments) under lines of credit		2,927		4,971		(959)
Loan contracted for acquisition of assets		13,737
Acquisition of Company’s own shares		(541)		(252)		(592)
Dividend paid		(679)		—		—
Proceeds from exercise of stock options		74		170		935

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES		15,518		4,889		(616)

EFFECT OF FOREIGN EXCHANGE RATE		74		(134)		(33)

NET INCREASE IN CASH AND CASH EQUIVALENTS		3,079		3,535		1,366
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR		7,345		3,810		2,444

CASH AND CASH EQUIVALENTS AT END OF YEAR	R$	10,424	R$	7,345	R$	3,810

See note 10 for supplementary cash flow information.
The accompanying notes are an integral part of the consolidated financial statements.

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in Brazilian Reais, unless otherwise stated)
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

During the second half of 2004, Venbo established, in an association with a Brazilian individual (“Associate”), a new company, Suprilog Transportadora Ltda. (“Suprilog”), to render transportation services at usual market value to Venbo, to Bob’s franchisees and to other Brazilian companies. During the first quarter of 2005, the Associate left the joint venture and Venbo became wholly-owner of Suprilog. By the end of 2005, Venbo renegotiated the contract with one of the main suppliers, Fast Food Distributor Ltda. (“FBD” a non-affiliate company), considering different basis from the previous one, including logistics and transportation services. Because of such renewal, Venbo sold the main operating assets and liabilities of Suprilog to FBD, which is now providing the transportation. Suprilog operated the transportation business until the end of November 2005. Suprilog was kept as a non-operating company until the second quarter of 2008. Currently it is starting its new operations as supporting all the Company’s subsidiaries with maintenance for restaurant and its equipments, including warehouses for spare parts, engineering and marketing materials. It may also be used for some particular re-sale activities of special products or raw-materials used in the stores operation. Although its financial figures are currently not material, they are being entirely consolidated on the present Financial Statements.

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

                    Pizza Hut
On August 5, 2008 the Company, through its wholly-owned holding subsidiary, BFFC do Brasil, signed an agreement with a North-American company, RCI -Restaurants Connection International Inc (“RCI”), for the acquisition of 60% of its Brazilian subsidiary, IRB - Internacional Restaurantes do Brasil (“IRB”). IRB operates 14 restaurants in the city of São Paulo — Brazil, as a franchisee of Pizza Hut (another Yum!’s brand), with annual revenues of around R$50.0 million. IRB also operates a coffee concept brand called “In Bocca al Lupo Café” with 4 stores in São Paulo.
The remaining 40% of IRB is held by another Brazilian company of which the current IRB’s CEO is the main stockholder. Such IRB Officer has been operating the stores for the last years and has been responsible for raising the company that had gone through a long period of operating losses.
BFFC do Brasil will control and manage IRB.
The Company had the necessary cash for funding the transaction, however the Company’s officers, supported by the Board, decided to undertake a bank loan in order to fund such acquisition. Therefore, the Company’s current cash will be reserved for working capital as well as for other projects, including the expansion of the KFC chain. The bank loan has been contracted by the Company’s subsidiary BFFC do Brasil within UBS Pactual (a Brazilian financial institution) in the total amount of R$9 million.
According to the purchase and sale agreement dated as of August 5, 2008, POGO Participações S.A. (“POGO”) is the buyer of IRB’s capital stock. However, BFFC do Brasil paid the costs of acquisition (US$5.5 million) to RCI -Restaurants Connection International Inc (“RCI”) in behalf of POGO. At the moment of this payment, BFFC do Brasil accounted for a loan receivable (a portion as “other current assets” and another portion as “other receivables and other assets”) with POGO. BFFC intended to subsequently convert a portion of such loan into POGO capital stock. However, due to pending legal issues, only during the fourth quarter, BFFC do Brasil managed to convert US$2.0 million of such loan into 60% of IRB’s capital stock. The other portion of the loan will be repaid considering the same terms as the loan between BFFC do Brasil and UBS Pactual, including the interest rates (see discussion on MD&A, at “Liquidity and Capital Resources”, B) Debt Obligation — financial institutions). The legal closing date for the purchase occurred in December when the acquirer obtained the control of the acquiree.
Effective December 1, 2008, the Company paid for R$9 million for a 60% ownership interest in IRB’s capital stock. The results of the operations have been included in the consolidated financial statements beginning at the acquisition date. The aggregate value ascribed to the assets acquired including minority interest of R$981 at the purchase date is as follows:

At December, 2008

Total current assets	3,575
Deferred tax asset	4,491
Property & Equipment, net	3,667
Deferred charges	503
Goodwill	2,895
Other receivables and other assets LT	619

Total	15,750

BFFC share on IRB’s ownership, interest paid on the acquisition R$ 15.750 x 60% = R$ 9.450.

BFFC plain to maintain the historical growth of IRB assuring the steady increase of sales and result of operations within the 14 opened restaurants so far. It also drifts for 2009 the opening of a new restaurant in São Paulo, now in phase of approval. Additionally a complete reform is foreseen in two restaurant units in São Paulo city, with adoption of a new brand image. For the next 2 years 3 new restaurants are foreseen to open and a complete reform is foreseen to happen in one restaurant each year, also with adoption of a new brand image.
                    Doggis
During October 2008, the Company reached an agreement with Doggis, one of the fast-food leaders in Chile, operating hot dog chain with 150 stores in that country. As per such agreement, BFFC do Brasil will develop own and franchised hot-dog stores in Brazil and Doggis will develop Bob’s brand stores in Chile. This business will be operated in a Master Franchise concept, with a company created in Brazil (“DGS”) and another company in Chile. 80% of capital shares will belong to the local controller of the brand and 20% to the corresponding partner. The transaction involves an investment of US$0.4 million to capitalize the master franchise companies along the first year of the agreement. The companies expect to open a maximum of 4 own stores in each country, an investment of around US$4.0 million. The Company intends to open the first Doggis’ store in third quarter of 2009. As of December, 31, 2008 DGS was a pre-operating company, therefore the present Consolidated Financial Statement do not include DGS accounts.

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

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its (directly and indirectly) subsidiaries.

The wholly-owned subsidiaries of the Company as of December 31, 2008 are BFFC do Brasil, Venbo, CFK and Suprilog. As discussed at note 1, the Company own a 60% capital interest of IRB.

IRB’s accounts are entirely added to the present Consolidated Financial Statements and figures related to its minority interests are stated both in the Company’s liabilities (in the Consolidated Balance Sheets) and in the Consolidated Income Statements.

The Company’s consolidated financial statements include the accounts of CFK and IRB subsequent to each acquisition, respectively April 1, 2007 and December 1, 2008.

All material intercompany accounts and transactions have been eliminated in consolidation.

Goodwill

Goodwill represents the excess of cost over the net tangible assets and identifiable intangible assets of acquired businesses. The Company’s goodwill results from the acquisition of 60% of IRB’s equity. In order to determine fair value of goodwill at IRB acquisition, the Company allocated the fair value of all IRB’s assets and liabilities (determined by independent consultants) against an increase of IRB equity. The excess of the fair value of the unit over the amounts assigned to the assets and liabilities is the implied fair value of goodwill, at the amount of R$2.9 million registered in December, 2008 as non-current assets.

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Intangible Assets, the annual goodwill impairment test, conducted in the fourth quarter, compares the fair value of a reporting unit, generally based on discounted future cash flows, with its carrying amount including goodwill. If goodwill is determined to be impaired, the loss is measured by the excess of the carrying amount of the reporting unit over its fair value.

Constant currency restatement

Through June 30, 1997 the Brazilian economy was hyperinflationary as defined in Statement of Financial Accounting Standards (“SFAS”) No.52 “Foreign Currency Translation”. The financial statements prior to that time were comprehensively restated for the effects of inflation. After that date, inflation restatement was not applied, however the non-monetary assets reflect the effects of inflation through that date.

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

Property and equipment

Property and equipment are stated at price-level adjusted cost, less price-level adjusted accumulated depreciation through June 30, 1997. Depreciation on property and equipment is provided using the straight-line method over the following estimated useful lives of the related assets:

Years
Buildings and building improvements	50
Leasehold improvements	4–5
Machinery and equipment	10–15
Furniture and fixtures	10–15
Software	3–5
Vehicles	5–13
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

Revenues obtained by lease of Company’s properties, by administration fees on marketing fund and nonrecurring gains are recognized as other income when incurred.

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

The marketing fund expenses on advertising and promotions are recognized as incurred. Total marketing investments financed by the marketing fund amounted R$23.7 million, R$19.4 million and R$16.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

The balances presented on December 31, 2008 in the caption Marketing Fund represent contributions made by Venbo and by the franchisees, but not used in campaigns yet, thus, these balances are, as agreed with the franchisees chain, an obligation of Venbo on that date.

Stock options

Prior to January 1, 2006, the Company accounts for awards granted to employees and directors under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, under which no compensation cost was recognized for stock options granted. In addition, as permitted by Statement of Financial Accounting Standards No. 123“Accounting for Share-Based Compensation”, the company included its stock option compensations as a pro forma disclosure in notes of its financial statements during that period.

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

During 2005, the Company’s Board of Directors and a majority of the shareholders of the Company decided that Board compensation would be paid in cash and that no more stock options would be granted. Accordingly, during 2008, 2007 and 2006, no options were granted to outside consultants.

In 2008, results included share-based compensation expense of R$5,588 (R$5,125 in 2007 and R$12,744 in 2006). Compensation expense related to share-based awards is generally amortized on a straight-line basis over the vesting period other income (expenses) in the consolidated statement of results.

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

The Company applied annually impairment tests, mainly at its goodwill, property, equipment and deferred charges. For the year ended December 31, 2008 no adjustments were required according to those tests.

Net income (loss) per common share

The Company applies SFAS No. 128 “Earnings per Share”, in the calculation of earnings per share. Under this standard, Basic EPS is computed based on weighted average shares outstanding and excludes any potential dilution; Diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock. There were no common share equivalents outstanding as of December 31, 2008, 2007 and 2006 that would have had a dilutive effect on earnings for those respective years.

Recently issued accounting standards

In September 2006 the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, which establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007 except for nonfinancial assets and nonfinancial liabilities, for which the effective date is fiscal years beginning after November 15, 2008. During the 2008 third quarter, FSP FAS 157-3 was issued. Such FSP amended SFAS 157 by giving further guidance in determining fair value of a financial asset when there is no active market for such assets at the measurement date. This new guidance illustrates the fact that approaches other than the Market Value Approach to determining fair value may be appropriate for instruments such as those for which the market is no longer active. In utilizing these other approaches, however, the guidance reiterates certain of the measurement principles described in SFAS 157.The adoption of SFAS No. 157 and FSP FAS 157-3 did not have a material impact on the Company’s consolidated financial statements.

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

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). This FASB Staff position eliminates the obligation, when computing the useful life of acquired intangible assets, to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions and, instead, requires an entity to consider its own historical experience in renewing similar arrangements. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. This FASB Staff Position is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact on its consolidated financial statements derived by the adoption of SFAS No. 142-3. However such adoption is not expected to have a significant impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and how these items affect a company’s financial position, results of operations and cash flows. SFAS 161 affects only these disclosures and does not change the accounting for derivatives. SFAS 161 is to be applied prospectively beginning with the first quarter of 2009 fiscal year.

In October 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of FASB Statement No. 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. The Staff Position is effective immediately and applies to prior periods for which financial statements have not been issued, including interim or annual periods ending on or before December 30, 2008. The implementation of FSP FAS 157-3 did not have a material impact on the Company’s consolidated financial statements.

3	CASH AND CASH EQUIVALENTS

Cash and cash equivalent consists of the following:

	December 31,
R$’000	2008		2007
Cash at point of sales	R$	1,354	R$	778
Cash with money collectors		288		929
Bank accounts		281		846
Investments funds		8,501		4,792

	R$	10,424	R$	7,345

Bank account figures are comprised of the amount of R$54,000 (R$512,000 in 2007) which is deposited in a financial institution located in the U.S.A. and the balance in financial institutions located in Brazil.
The Company invests its temporary overflow of cash in financial funds linked, in their majority, to fixed-income securities. In 2008, a portion of those investments were pledged to UBS Pactual loan, related to the acquisition of Pizza Hut business in Brazil. Repayment of those loans range from 24 to 48 monthly installments, averaging R$ 286,000, plus average interest of 20%p.y., starting on January 31, 2009 (note 8.c).
4	ACCOUNTS RECEIVABLE

Accounts Receivables consists of the following:

	December 31,
R$’000	2008		2007
Clients — food sales	R$	3,952	R$	2,282
Franchisees — current accounts		5,684		4,227
Franchisees — renegotiated past due accounts		1,726		1,643
Franchisees — receivable from sales of assets		593		1,312
Allowance for doubtful accounts		(1,214)		(847)

	R$	10,741	R$	8,617

5	OTHER CURRENT ASSETS, OTHER RECEIVABLES AND OTHER ASSETS

Other assets consist of the following:
R$’000
Other current assets:

	December 31,
	2008		2007
Witholding taxes	R$	772	R$	115
Receivables from franchisees and from FBD — Suprilog assets (a)		897		1,758
Rent receivable from franchisee		295		305
Other current receivables		678		89

	R$	2,642	R$	2,267

R$’000
Other receivables and other assets:

	December 31,
	2008		2007
Receivables from franchisees — assets sold (b)	R$	267	R$	415
Judicial deposits (c)		7,419		5,345
Other receivables		30		85

	R$	7,716	R$	5,845

(a)	Short term receivables from franchisees developed from rights other than royalties and sale of assets and receivables derived from transaction discussed at note 1;

(b)	Long term portion of receivables derived from selling of restaurants to franchisees; and

(c)	Deposits required by Brazilian court in connection to some legal disputes, also discussed at note 12.c;

6	PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	December 31,
R$’000	2008		2007
Land	R$	2,322	R$	2,322
Buildings and building improvements		8,980		3,717
Leasehold improvements		12,622		8,714
Machinery, equipment and software		27,691		19,026
Furniture and fixtures		3,724		3,245
Assets under capitalized leases		6,063		2,039
Vehicles		348		286
Work in progress		64		—

		61,814		39,349

Less: Accumulated depreciation and amortization		(30,710)		(19,813)

	R$	31,104	R$	19,536

7	DEFERRED CHARGES, NET

Deferred charges consist of the following:

	December 31,
R$’000	2008		2007
Leasehold premiums and other deferred charges	R$	10,374	R$	9,982
Less: Accumulated amortization		(5,830)		(5,415)

	R$	4,544	R$	4,567

8	NOTES PAYABLE

Notes payable consists of the following:

	December 31,
R$ 000’	2008		2007
Revolving lines of credit (a)	R$	4,641	R$	3,242
Leasing facilities (b)		3,257		1,729
Other loan (c)		13,737		—

		21,635		4,971

Less: current portion		(10,536)		(4,010)

	R$	11,099	R$	961

At December 31, 2008, future maturities of notes payable are as follows:

R$ 000’
2009	R$	10,536
2010		5,236
2011		3,758
2012		2,105

	R$	21,635

(a)	A portion of such debt obligation (R$2,0 million) is due on demand from two Brazilian financial institutions with interest rates of approximately 19.1%p.y. Another portion (R$2.5 million) is payable in different terms to two Brazilian financial institutions. One of them is payable in ten installments of R$115,000, plus interests of 17.7%p.y. The other one is payable in twelve installments of R$125,000, plus interests of 21.9%p.y. All debts of this category are collateralized by certain officers and receivables.

(b)	Comprised of various lease facilities with Brazilian private institutions for the funding of store equipment; payable in a range from 10 to 34 monthly payments, together with interests range from 14.3% p.y. to 23.4% p.y.. All debts of this category are collateralized by assets leased ;

(c)	4 loans contracted within UBS Pactual related to the acquisition of Pizza Hut business in Brazil (note 1). Repayment of those loans range from 24 to 48 monthly installments, averaging R$ 286,000, plus average interest of 20%p.y., starting on January 31, 2009. Loan is guaranteed by Company’s financial funds (note 3).
The carrying amount of notes payable approximates fair value at December 31, 2008 because they are at market interest rates.

9	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31,
R$’000	2008		2007
Suppliers	R$	9,804	R$	4,306
Rent payable		1,191		488
Consulting fees		260		68
Accrued utilities		367		447
Accrued maintenance		447		267
Accrued advertising		778		311
Marketing fund		184		—
Royalty payable		264		—
Other accrued liabilities		1,088		719

	R$	14,383	R$	6,606

As mentioned at note 2, the balances presented in the caption Marketing Fund (R$184,000) represent contributions made by Venbo and by the franchisees, but not used in campaigns yet. At December 31, 2007, Venbo had completely invested Marketing Fund on marketing campaigns.
10	CASH FLOW INFORMATION

Supplemental Disclosure of Cash Flow Information:

	December 31,
R$’000	2008		2007		2006

Interest paid	R$	1,644	R$	465	R$	1,108

Income taxes paid	R$	270	R$	69	R$	2,533

11	TAXATION

Tax loss carryforwards through December 31, 2008 relating to income tax were R$64.6 million and to social contribution tax were R$63.9 million, comprised mainly of fiscal results at Venbo, CFK and IRB. Social contribution tax is a Brazilian tax levied on taxable income and is by its nature comparable to corporate income tax.

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

The following is a reconciliation of the amount of reported income tax benefit and the amount computed by applying the combined statutory tax rate of 34.0% to the loss before income taxes:

	December 31,
R$’000	2008		2007		2006
Tax (expense) income at the combined statutory rate	R$	1,300	R$	(3,114)	R$	(2,788)
Current income tax offset by accumulated tax loss credits		—		—		1,114
Combined statutory rate applied to differences between taxable results in Brazil and reported results		(2,046)		3,068		(1,134)

Income tax (expense) income as reported in the accompanying consolidated statement of operations	R$	(746)	R$	(46)	R$	(2,808)

Differences between Brazilian GAAP and U.S. GAAP also result on reconcile of reported income tax.

As mentioned in note 1, in December 2006, the Company set up a new holding company, called BFFC do Brasil, via the capital contribution of the equity interest it held in Venbo. Following this restructuring, completed on December 31, 2006, all of the Company’s businesses in Brazil is being consolidated through BFFC do Brasil. During 2007 and 2008, this transaction generated tax free credits (performed by independent consults) to income statement on the amount of approximately R$200,000 per month.

In addition, during 2007 and 2008, the Company recorded other tax free credits to income statement related to Venbo’s deferred income taxes (see comment below).

The following summarizes the composition of deferred tax assets and liabilities and the related valuation allowance at December 31, 2008 and 2007, based on temporary differences and tax loss carry forwards determined by applying rates of 9.0% for social contribution tax and 25.0% for income tax.

	December 31,
R$’000	2008		2007
Deferred tax assets:
Tax loss carry forward	R$	21,790	R$	11,669
Provision for contingencies		2,100		1,570
Deferred charges		(28)		—

Total deferred tax assets		23,862		13,239

Deferred tax liabilities:
Property and equipment		3,448		1,773
Deferred charges		—		979

Total deferred tax liabilities		3,448		2,752

Net deferred tax asset		20,414		10,487

Valuation allowance		(6,726)		(1,601)

	R$	13,688	R$	8,886

The valuation allowance reflects the Company’s assessment of the likelihood of realizing the net deferred tax assets in view of current operations and is mostly comprised of tax loss carryfowards held by the Company through CFK.

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

Subsequently, at year end of 2007 and 2008, Venbo’s business projections still indicate positive results for the next 10 years. Therefore, as of December 31, 2008 and 2007, the Company reduced its valuation allowance and increased the caption Deferred Income Tax Assets in the balance sheet. Such adjustments derived positive and tax free impacts of R$0.3 million and R$4.3 million on the income statement of the years of 2008 and 2007, respectively.

As of December 31, 2008, the Company’s also held Deferred Income Tax Assets in the balance sheet in the amount of R$4.5 million related to IRB’s tax loss carryfoward, based on its business forecasts (performed by independent consultants), which also indicates taxable income for the subsequent 10 years. Such Deferred Income Tax was allocated against and reducing the goodwill derived by the IRB acquisition.

12	COMMITMENTS AND LITIGATION
a) Operating leases
The future minimum lease payments under those obligations with an initial or remaining non-cancelable lease terms in excess of one year at December 31, 2008 are as follows:

R$’000	Contractual
Fiscal Year	Leases
2009	6,340
2010	3,345
2011	2,884
2012	1,272
2013	864
Thereafter	1,346

Total	16,051

Rent expense was R$14.5 million, R$7.2 million, and R$6.6 million for the years ended December 31, 2008, 2007, and 2006, respectively.
b) Other commitments
The Company has long term contracts (5 to 10 years) with all of its franchisees. Under these contracts the franchisee has the right to use the Bob’s name and formulas in a specific location or area. The Company has no specific financial obligations in respect of these contracts.

The Company has exclusivity supply agreements with some of its food and beverage providers. Under these agreements the Company receives cash in order to exclusively trade the supplier’s products, for a period of time. Amounts received upon such agreements are recorded as deferred income and are being recognized on a straight line basis over the term of such agreements or the related supply agreement. The most relevant of them — the one with Brazilian subsidiary of Coca-Cola — was renewed on March, 31 2008 for an additional five-year of exclusivity.

As of December 31, 2008 the company had the amount of R$6.7 million (R$5.6 million in 2007) recorded as Deferred Income in its balance sheet, related to such commitments.

c) Reassessed taxes and Contingencies
Liabilities related to tax amnesty programs and litigation consist of the following:

	December 31,
	2008			2007
			Long			Long
	Total	Current	Term	Total	Current	Term
R$’000	Liability	Liability	Liability	Liability	Liability	Liability
Reassessed taxes
Federal taxes (PAES)	13,712	1,677	12,035	12,383	1,696	10,687
Contingencies
ISS tax litigation	3,828	—	3,828	2,703	—	2,703
Labor litigation	2,065	—	2,065	1,700	—	1,700
Property leasing litigation and other litigation	282	—	282	215	—	215

TOTAL	19,887	1,677	18,210	17,001	1,696	15,305

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

The second amnesty program (PAES) included the balance of the previous federal tax amnesty program (REFIS) and unpaid 2001 and 2002 federal tax, as well as the Social Security penalties. The total debt included in such program is being paid in monthly installments, on a timely basis, equivalent to 1.5% of the Company’s gross sales, with interest accruing at rates set by the Brazilian federal government, which currently are 6.25% per year per year (6.25% per year in 2007).

During the year ended December 31, 2008, the Company paid approximately R$2.0 million (R$1.9 million in 2007) related to such Brazilian federal tax amnesty program, including R$360,069 (R$311,163 in 2007) of interests.

In addition, during 2008 the Brazilian Federal Government reviewed their records and detected that the computation of PAES was incorrect for most of the companies which have adhered to such program. At most cases, there was miscalculation of interest beard on debts of Brazilian Social Security (INSS).

During the last quarter of 2008, the Company adjusted its liabilities in additional R$2.8 million in order to comply with such fiscal review.

In February 2005, the Company compared its remaining debt regarding PAES with statements provided by the Brazilian Federal Government. Those statements reported that Company’s total debt would be greater than the figures in the Company’s balance sheet, in the amount of approximately R$3.2 million. During March, 2005, the Company filed a formal request with the Brazilian Federal Authorities, claiming to have its total debt reviewed. Such request, reconciled the amounts the Company had accrued at its accounting books to the amounts reported in the official statement at the same period. The Company believes that the amounts accrued at the balance sheet as of December 31, 2008, total of R$13.7 million (R$12.3 million in 2007) are correct, however, there is no assurance that the outcome of this situation will derive further liability to the Company. As of December 31, 2008, the difference between such debt at the statements provided by the Brazilian Federal Government and the statements reported by the Company’s was R$4.8 million (R$4.7 million in December 31, 2007).

Contingencies
•	ISS tax litigation
ISS is a tax charged by Brazilian cities on services rendered by Brazilian companies.
None of the Company’s revenues were subject to such tax until 2003, but in the beginning of 2004 a new ISS legislation has been implemented and according to it, royalty fees should be included on the basis of ISS calculation.

Although the Company is claiming in court that royalty fees should not be considered payment for services rendered and therefore should not be subject to ISS taxation, the Company is depositing monthly with the court the amount claimed by ISS, while awaiting the court’s determination. In addition, the Company has accrued the claimed amounts as of December 31, 2008, total of R$3.8 million (R$2.7 million in 2007), which the Companys’s Management, based on an analysis of possible losses, taking account of the applicable litigation and settlement strategies of its legal advisors, believes is sufficient to face Company’s current contingencies.
The referred change in the ISS tax regulations motivated deep debates whether marketing funds and initial fees paid by franchisees could be considered as payment for service rendered by the ISS tax authorities. Because of that, the Company, together with its tax advisors, is adopting measures in order to avoid the charge of ISS against the marketing funds and initial fees.
•	Labor litigations
During 2005, the Company was ordered to pay a fine of approximately R$480,000 to a former employee. Despite the infrequency of this amount in labor processes, the Company is not guarded from receiving other labor claims in such high amount. During 2008 and 2007 the Company received other labor claims from formers employees. As of December 31, 2008 the Company’s accounted for liabilities in the amount of R$2.0 million (R$1.7 million in 2007), which the Companys’s Management, based on the opinion of its legal advisors, believes is sufficient to face Company’s current labor contingencies.
Other contingencies
Other contingencies that in accordance with our legal advisors required no provision in the Company’s balance sheet are the following:
- During the last quarter of 2006, Brazilian Social Security Authorities applied fines of R$1.6 million against the Company, by charging certain employees benefits not covered by the Company’s previous calculation of Social Security contributions. During the first quarter of 2007, the Company paid R$979,638 related to such penalties. For the remaining amount of R$551,239 the Company obtained a reduction of such fine and paid R$334,000 to have it settled.
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

- The ICMS is a Brazilian value added state tax required of business that sell products and render services within the domain of Brazilian state governments and federal district. Every amount due related to ICMS registered as of May 2002 has been paid by the Company, and since then, the Company has been paying regularly its taxes to the governments of Rio de Janeiro and Sao Paulo states and to the federal district (Brasília). Nevertheless, in 2005, the fiscal authorities of Rio de Janeiro and Sao Paulo compelled the Company to submit electronic forms with 4 years monthly figures corresponding to two stores’ sales. The exigency could not be met by the Company due to technical difficulties, which caused the Company to be fined in R$754,457 by the Rio de Janeiro’s fiscal authorities. During the last quarter of 2006 the Government of Rio de Janeiro issued an amnesty program through which the fine was reduced and the Company paid R$264,953 to quit such debt. The amount of R$489,504 was reversed to other income in in that period’s statements of results.
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
- A Company’s franchisee has became a permanent debtor of Royalties and marketing contributions, and the Company, after failing a great exertion to improve his business, finally decided to interrupt his franchise contract and closed the stores explored by him. After claiming in court, the Company manage to receive the past due amounts from the franchise and to terminate the original franchisee agreement.
This same franchisee alleged in court that the Company was responsible for having offered the operation of a store with guaranteed profitability, but, instead he had operating losses. He claimed to receive a legal indemnity in the amount R$5.5 million. As per the first instance, the court judged the claim favorable to the franchisee, but reduced the indemnity to R$1.2 million. The Company’s legal advisors understood that his argument contradicts franchise laws and the usual business practices of the Company and appealed. As per the second instance, the court gave another positive outcome to the franchisee, but, again, reducing the compensation; this time to R$450,000. Based on an analysis of possible losses, taking into account the applicable litigation and settlement strategies of its legal advisors, the Company believes to have sufficient resource to face corrent contingencies.
- The owner of the property where the Company held a lease contract for operation of one of the Company’s store (closed in 2002) claimed unpaid monetary restatement on rent for a period of two and a half years in the amount of R$1.0 million. The Company’s lawyers appealed based on a letter dated March, 2002, singed by the owner, clearly stating the debt relief, and on the fact that, the legal time for claiming such kind of right has expired based on Brazilian laws. However, we cannot guarantee a successful result.
- In January 2009, fiscal authorities from the State of Rio de Janeiro understood that there was a miscalculation at VENBO’s state tax (VAT) and fined the Company’s subsidiary in the amount of R$5.0 million. Our tax lawyers have appealed because it seems evident that the fiscal authorities committed a basic mistake having ignored previous court decisions in our favor. We have the opinion that we have correctly paid all our VA Taxes, however we cannot predict the result of its appeal.

13	SHAREHOLDERS’ EQUITY

Preferred stock

The Board of Directors of the Company is empowered, without shareholder approval, to issue up to 5,000 shares of “blank check” preferred stock (the “Preferred Stock”) with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of the Company’s common stock. To date no Preferred Stock had been issued.

Common Stock

The table below states issued, treasury and outstanding shares of common stock:

	December 31,
	2007	2007
Issued shares	8,437,927	8,404,177
Less: Treasury stock	(289,210)	(226,490)

Outstanding shares	8,148,717	8,177,687

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

During 2008, the Company repurchased a total amount of 62,720 shares (24,555 in 2007 and 100,035 in 2006), under the referred stock repurchase plan. The Company’s total disbursement for these transactions totaled R$1.6 million and is accounted for as a deduction of Paid in Capital, in the Shareholders’ Equity section of the accompanying balance sheets.

Severance agreement

In December, 2007 we granted 10,000 shares to Mr. Bruce Bennet as a severance payment for leaving Venbo’s management. Exemption from registration under the Securities Act of 1933, as amended, was claimed for this issuance in reliance upon the exemption afforded by Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering. During 2007 the Company charged R$135,000 to operating results related to those severance agreement. Such amount is a result of number of shares granted, multiplied by their fair value.

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

During 2007, options to purchase an aggregate of 33,750 shares of common stock were exercised, having an aggregate purchase price of US$47,055 equivalent to R$74,000.

Intrinsic value for stock options is defined as the difference between the current market value and the exercise price. During 2008 and 2007, the total intrinsic value of stock options exercised was approximately US$150,075 and US$48,120, respectively. The total intrinsic value of options exercisable at December 31, 2008 is approximately US$104,650.

All options are immediately vesting. Option activity for the years ended December 31, 2008, 2007 and 2006 is summarized as follows:

	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Options outstanding at beginning of year	68,750	$1.22	78,750	$1.35	347,000	$1.35
Granted	—	—	—	—	—	—
Exercised	(33,750)	1.39	(10,000)	2.19	(255,750)	1.68
Expired	—	—	—	—	(12,500)	2.88
Canceled	—	—	—	—	—	—

Options outstanding at December 31,	35,000	$1.060	68,750	$1.224	78,750	$1.35
Options exercisable at December 31,	35,000	$1.060	68,750	$1.224	78,750	$1.35
All 35,000 options outstanding at December 31, 2008 were subsequently exercised during the first quarter of 2009.
14	ADMINISTRATIVE EXPENSES
Administrative Expenses consist of the following:

	Year Ended December 31,
R$ 000’	2008	2007	2006
Payroll & Related Benefits	7,628	6,522	5,141
Occupancy expenses	1,940	1,445	1,146
Legal, accounting and consulting	3,310	1,821	2,971
Maintenance Expenses	629	401	75
IT Expenses	777	613	358
Travel and transport expenses	550	525	688
Other Administrative Expenses	2,608	2,103	954

	17,442	13,430	11,333

15	OTHER OPERATING EXPENSES
Other expenses consist of the following:

	December 31,
R$’000	2008		2007		2006
Uncollectable receivables		(851)		(1,288)		(482)
Reassessed tax and other tax adjustments		—		424		(701)
Accruals for contingencies		—		215		(936)
Depreciation of Headquarters’ fixed assets		(682)		(833)		(626)
Professional fees for tax consulting		—		(1,793)		(1,175)
Preoperating and other (expenses) income		(1,343)		330		(293)

	R$	(2,876)	R$	(2,945)	R$	(4,213)

16	INTEREST EXPENSE, NET
Interest Expenses, net consist of the following:

	December 31,
R$’000	2008		2007		2006
Interest income		1,896		579		618
Interest expenses		(11,573)		(1,276)		(1,283)

	R$	(9,677)	R$	(697)	R$	(665)

During 2008, the account Interest Expenses, net was significantly burden by the loans agreement renegotiation within UBS Pactual, (see note 8), as well as, by the monetary restatement and interest recalculation of Federal Taxes and Social Security penalities — PAES (see note 12), in the amounts of R$ 6.7 million and R$ 2.8 million, respectively.
17	TRANSACTIONS WITH RELATED PARTIES
Among all 580 franchised point of sales (“POS”), 25 stores (23 stores in 2007) are franchised with Mr Romulo Fonseca (or relative) and 28 stores (32 stores in 2007) are franchised with Mr. Jose Ricardo Bomeny (or relative) Both individuals are Company’s shareholders. All franchise transactions with those related parties are made at usual market value and at December 31, 2008 the Company account receivables included R$ 527.253 (R$ 897.915 in 2007) related to them.

18	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

(In thousand of Brazilian Reais, except share amounts)

	2008
	First	Second	Third	Fourth
R$’000	Quarter	Quarter	Quarter	Quarter
Net Restaurant Sales	20,628	18,539	21,670	29,285
Net Franchise Revenues	4,965	5,151	5,699	6,612
Operating income (loss)	2,278	(10)	1,878	1,707
Net income (loss)	2,029	39	1,935	(7,945)
Basic and diluted income per share	0.25	0.00	0.24	(0.97)
Weighted average common shares outstanding	8,192,720	8,166,961	8,149,919	8,146,612

R$’000	2007
Net Restaurant Sales	21,243	17,102	25,759	21,800
Net Franchise Revenues	4,463	3,976	4,547	5,825
Operating income	3,903	1,367	1,822	2,765
Net income (loss)	3,692	1,259	1,625	6,881
Basic and diluted income per share	0.45	0.15	0.20	0.85
Weighted average common shares outstanding	8,182,242	8,171,688	8,159,048	8,167,367

19	SEGMENT INFORMATION
Through our wholly-owned subsidiary Venbo, which conducts business under the trade name “Bob’s”, we own and, directly and through franchisees, operate the second largest fast food hamburger restaurant chain in Brazil.
Since April 2007, we operate, through our wholly-owned subsidiary CFK, the KFC’s brand in Brazil, with 8 stores in Rio de Janeiro, Brazil. In addition, since December 1, 2008, we operate through our subsidiary IRB, the Pizza Hut`s brand in Sao Paulo, Brazil, with 14 stores. Both operating figures are not yet material to the Company’s overall results.
Currently the majority of Company’s operations are concentrated at the southeast region of Brazil. Regarding Bob’s brand, as of December 31, 2008, from the total of 62 own-operated point of sales, 61 were located at the southeast region which provided 98.3% of total Net Revenues from Own-operated Restaurants. In addition, from the total of 580 franchise-operated point of sales, 373 were located at the same region, which provided 54.9% Net Revenues from Franchisees.
Besides the Brazilian operations, the Bob’s brand is also present, through franchisees, in Angola, Africa. These operations are not material to our overall results.
The following table presents the Company’s revenues, costs/expenses and operating income by segment.

	Results from own-stores operations
	Year Ended December 31,
R$ 000’	2008		2007		2006
Revenues	R$	90,122	R$	85,904	R$	80,931
Food, Beverage and Packaging		(34,578)		(31,334)		(30,240)
Payroll & Related Benefits		(24,939)		(22,807)		(19,447)
Restaurant Occupancy		(10,236)		(10,107)		(9,311)
Contracted Services		(10,036)		(11,681)		(9,523)
Depreciation and Amortization		(2,819)		(2,416)		(2,319)
Other Store Costs and Expenses		(7,121)		(5,004)		(3,849)

Total Own-stores cost and expenses		(89,729)		(83,349)		(74,689)

Operating margin	R$	393	R$	2,555	R$	6,242

	Results from franchise operations
	Year Ended December 31,
R$ 000’	2008		2007		2006
Revenues	R$	22,427	R$	18,811	R$	16,385
Payroll & Related Benefits		(3,110)		(2,600)		(2,068)
Occupancy expenses		(671)		(283)		(375)
Travel expenses		(758)		(334)		(296)
Other franchise cost and expenses		(1,668)		(406)		(437)

Total franchise cost and expenses		(6,207)		(3,623)		(3,176)

Operating margin	R$	16,220	R$	15,188	R$	13,209

Own-stores operation conducted by the Company provided the following figures per brand:

	Results from Bob’s				Results from KFC’s
	brand operations				brand operations
	Year Ended December 31,				Year Ended December 31,
R$ 000’	2008		2007		2008		2007*
Revenues	R$	75,133	R$	80,111	R$	10,640	R$	5,793
Food, Beverage and Packaging		(29,255)		(29,502)		(4,082)		(1,832)
Payroll & Related Benefits		(20,127)		(21,096)		(3,156)		(1,711)
Occupancy expenses		(8,359)		(9,209)		(1,437)		(898)
Contracted Services		(8,383)		(10,913)		(1,653)		(768)
Depreciation and Amortization		(2,611)		(2,410)		(95)		(6)
Other Store Costs and Expenses		(6,356)		(4,872)		(494)		(132)

Total Own-stores cost and expenses		(75,091)		(78,002)		(10,917)		(5,347)

Operating margin	R$	42	R$	2,109	R$	(277)	R$	446

*	KFC’s 2007 figures are comprised of nine months, since its operations started on April 1, 2007.
Pizza Hut operations conducted by the Company since December 1, 2008, provided revenues of R$ 4.3 million and an operating margin of
R$ 628.

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