Form 10-K/A
period 2008-12-31
BRAZIL FAST FOOD CORP
filed 2009-04-28
CIK 914537

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
Common Stock, $.0001 par value
     Indicate by a check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐      No ☑
     Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐      No ☑
     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐      No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part I11 of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and larger accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐           Accelerated filer ☐            Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐      No ☑
     As of April 27, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $9,292,506, computed by reference to the average bid and asked price of such common stock.
8,437,927
(Number of shares outstanding of the Registrant’s common stock as of April 27, 2009)
     Document incorporated by reference: see Explanatory Note below

 -i-

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A hereby amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which Brazil Fast Food Corp. (the “Company”) previously filed with the Securities and Exchange Commission (“SEC”) on June 9, 2008. We are filing this amendment to add certain information required in Part III, Items 10 through 14.
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
     Certain information regarding our executive officers and directors is set forth below.

		Position and Offices	Director
Name	Age	Presently Held	Since

Omar Carneiro da Cunha	62	Director	1996
José Ricardo Bousquet Bomeny	67	Director	1996
Guillermo Hector Pisano	70	Director	2002
Gustavo Figueiredo Bomeny	41	Director	2002
Rômulo Borges Fonseca	58	Director and Secretary	2002
Peter J. F. van Voorst Vader	55	Director	1996
Alberto Villela Filho	63	Director	2007
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
     Gustavo Alberto Villela Filho has served as one of our directors since 2007. Mr Villela Filho is an associate of Villela e Kraemer Advogados, a Brazilianlaw firm. From 1978 to 1982, he held a variety of positions with COBEC — a Brazilian trading company, controlled by Banco do Brasil S.A. including serving as Chief Operational Officer and Chief Officer of Raw Materials and Manufactured Products. \mr. Villela Filho received a Bachelor degree in Law from the Rio de Janeiro State University, a Master degree in Comparative Law from the Illinois University and a degree in Business Law from CEPED — Center of Studies and Research in Law Teaching from a group of institutions formed by UEG, USAID, Fundação Ford and Fundação Getúlio Vargas.
Meetings and Committees of the Board of Directors
     The Board of Directors held four meetings during the year ended December 31, 2008, and each of our directors attended all of those meetings. The Board of Directors has two standing committees, the Audit Committee and the Compensation Committee. The Board of Directors does not have a standing nominating committee. The Board of Directors believes that questions regarding the nomination of directors are better addressed by the Board of Directors as a whole. Moreover, in accordance with certain of the voting provisions contained in the 2002 Stockholders’ Agreement, as discussed below, our stockholders who are parties to such agreement have agreed to vote for the election of certain director nominees to our Board of Directors as designated by the parties to such agreement.
     Audit Committee. The Audit Committee of our Board of Directors is charged with the review of the activities of our independent auditors, including, but not limited to, establishing our audit policies, selecting our independent auditors and overseeing the engagement of our independent auditors. The Audit Committee was previously composed of Messrs. Omar Carneiro da Cunha, Gustavo Bomeny and Peter Vader. At the meeting of the Board of Directors on June 12, 2008, the Board accepted the resignation of Mr. Gustavo Bomeny and the designation of Mr. Gustavo Villela filho to fill his vacancy. The Board has also confirmed Mr. Omar Carneiro da Cunha as the qualified “audit committee financial expert” as defined by the rules promulgated by the Securities and Exchange Commission (the “SEC”). The Audit Committee also decided in July 2008 to engage the services of an external independent counselor with a special knowledge of fiscal matters and corporation structures. Mr. Lucio Montanini was hired to assist the Committee in this position having a long experience as an independent Auditor and as consultant of important corporations. The Audit Committee held three meetings during the year ended December 31, 2008 with all of its members in attendance.

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
     Compensation Committee. The Compensation Committee of our Board of Directors is charged with reviewing and recommending to our Board of Directors compensation programs for our executive officers and key employees. The Compensation Committee, which is currently composed of Messrs. José Ricardo Bousquet Bomeny, Rômulo Borges Fonseca and Peter J. F. van Voorst Vader, held one meeting during the year ended December 31, 2008, with all of its members in attendance except for Mr. José Ricardo Bousquet Bomeny.
Compliance with Section 16(a) of the Securities Exchange Act
     Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, as well as those persons who own more than 10% of our Common Stock, to file reports of ownership and changes in ownership with the SEC. These persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such forms, or written representations from certain reporting persons that no such forms were required, we believe that during the fiscal year ended December 31, 2008, all filing requirements applicable to our officers, directors and greater than 10% owners of our Common Stock were met.
Code of Ethics
     We expect that the standards set forth in our Code of Ethics, which are applicable to our executive officers, directors and employees will help us promote honest and ethical conduct, full, fair, accurate, timely and understandable disclosure, and compliance with applicable governmental rules and regulations.
Item 11. EXECUTIVE COMPENSATION.
Compensation Committee Interlocks and Insider Participation
     None of the members of our Compensation Committee served as an officer or an employee of the Company or any of its subsidiaries during the fiscal year ended on December 31, 2008. There was no material transaction between us and any of the members of the Compensation Committee during the fiscal year ended December 31, 2008.
     Summary Compensation
     The following table presents certain summary information concerning compensation earned for services rendered in all capacities by the individual who served as Chief Executive Officer whose total annual salary and bonus exceeded $100,000 during the fiscal year ended December 31, 2008 (the “Named Executive Officers”).

Annual Compensation (1)
					Compensation
				Other	Awards
				Annual	Securities
				Compensation	Underlying	All Other
Name and Principal Position	Year	Salary($)	Bonus($)	($)	Options(#)	Compensation($)

Ricardo Figueiredo Bomeny	2008	152.379	59.483	21.769	—	—
Chief Executive Officer	2007	133.416		40.907	—	—
	2006	129.027	63.99	*	—	—
	2005	87.7	40.6	*	—	—
Romulo Borges Fonseca	2008	—	—	*	—	3.000
Secretary	2007	—	—	*	—	2.000
	2006	—	—	*	—	2
	2005	—	—	*	—	2

Stock Option Grants and Exercises
     There were no stock option grants issued by us to any of the named executive officers during the year ended December 31, 2007 and 2008. Our program of stock options was concluded and we haven’t implemented a new program since then. The last options were exercised on February 2009.
Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values
    None.
Employment Agreement
     We have an employment agreement, renewable each three years at our option, with Ricardo Figueiredo Bomeny our Chief Executive Officer and also a General Manager (“Diretor Superintendente”) of our wholly owned subsidiary BFFC do Brasil Ltda, a holding company that controls all our activities and brands. Mr Ricardo F. Bomeny is also the General Manager of all the subsidiaries of BFFC do Brasil, namely Venbo Comércio de Alimentos Ltda (Bob’s brand — Own operated Stores and Management of the Franchise Chain), CFK Comércio de Alimentos Ltda. (KFC brand — Franchisee of Yum! Brands), Internacional Rstaurantes do Brasil S.A. (Pizza Hut brand — Franchisee of Yum! Brands), DGS Comércio de Alimentos S.A. (DoggiS brand — A master franchise company) and Suprilog Logística Ltda (A logistics company). During the first 12 months (2003) of his term as our Chief Executive Officer, in addition to his base salary, we agreed to pay Mr. Bomeny 20,000 shares of Common Stock per month. During his second 12 month term (2004) we agreed to pay Mr. Bomeny a sum in cash equal to R$12,000 per month or $5,158 per month and an additional 260,000 shares of our Common Stock, provided Mr. Bomeny met certain specific performance objectives. Mr. Bomeny was issued the 260,000 shares under this arrangement, of which 250,000 shares were transferred to CCC Empreendimentos e Participações Ltda. In 2005, Mr. Bomeny’s agreement was renewed for three years in January 2009. His salary was adjusted to R$28,000 per month or $13,000 per month, plus a cash bonus up to R$168,000 or $76,000 approximately, provided Mr. Bomeny meets certain specific performance objectives.
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

Compensation Program
     Our executive compensation program has two major components: base salary, and cash bonus,. We seek to position total compensation at or near the median levels of other companies in the same industry in Brazil.
     Individual performance reviews are generally conducted annually. Compensation in 2008 was based on an individual’s sustained performance and the achievement of our revenue, income, and earnings per share goals. We do not assign specific weighing factors when measuring performance; rather, subjective judgment and discretion are exercised in light of our overall compensation philosophy. The targets for assigning bonus consider financial parameters as well as the complying of strategic goals as acquisitions, mergers, brands expansion and others stated in the annual revision of the long term planning. Base salary is determined by evaluation of individual responsibility and performance and aligned with Brazilian market.
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
     During 2008, we paid Mr. Bomeny a salary of $152,379. In addition, we paid compensation for task accomplishment awarded by the Board in the amount of $59,483.
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

Directors’ Compensation
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
     Our Compensation Committee awarded the Chairman of the board, Mr. OmarCarneiro da Cunha, $3,000 in the fiscal year ended December 31, 2007 and Guillermo H. Pisano $ 3,000 in the fiscal year ended December 31, 2007 and $4.000 in the fiscal year ended December 31, 2008, and it awarded each of Stephen J. Rose, Peter J. F. van Voorst Vader, Rômulo Borges Fonseca, José Ricardo Bomeny, Gustavo Figueiredo Bomeny, Guillermo Hector Pisano and José Ricardo Bousquet Bomeny $2,000 in the fiscal year ended December 31, 2007 and Peter J.F. van Voorst Vader, Omar Carneiro da Cunha, José Ricardo Bousquet Bomeny, Romulo Borges Fonseca, Gustavo Figueiredo Bomeny and Gustavo A. Villela Filho, $3.000 in the fiscal year ended December 31, 2008.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     The following table sets forth certain information as of April 27, 2009 with respect to the beneficial ownership of our Common Stock by: (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (ii) our Chief Executive Officer; and (iii) each of our directors and all executive officers, directors and nominees as a group. The total number of our shares outstanding as of April 27, 2009 was 8,437,927.

			Percent
	Number of Shares		of Common Stock
Name	Beneficially Owned (1)		Beneficially Owned

Peter J. F. van Voorst Vader	4,380,333	(2)	51.9%
Omar Carneiro da Cunha	4,350,333	(3)	51.6%
José Ricardo Bousquet Bomeny	4,350,333	(4)	51.6%
Guillermo Hector Pisano	8.750	(5)	*
Gustavo Figueiredo Bomeny	258.750	(6)	3.1%
Ricardo Figueiredo Bomeny	250.000	(7)	3.0%
Rômulo Borges Fonseca	4,310,187	(8)	51.1%
Mexford Resources	810.000	(9)	9.6%
All executive officers and directors as a group (8 persons)	5,707,833		67.6%

* Less than one percent

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
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

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.
     The aggregate fees billed to the Company by our principal audit firm BDO Trevisan for the years ended December 31, 2007 and December 31, 2008 are as follows:
     Audit Fees: The aggregate audit fees for professional services rendered by our outside auditors in connection with their audit of (i) our consolidated annual financial statements included in our annual report on Form 10-K and (ii) reviews of our consolidated quarterly financial statements included in our quarterly reports on Form 10-Q, amounted to approximately $110,300 paid to BDO Trevisan for the fiscal year ended December 31, 2007, which includes $12,000 of services related to Sarbanes Oxley compliance, and approximately $192,364 paid to BDO Trevisan for the fiscal year ended December 31, 2008, including $38,000 related to a partial revision of the financial statements of Pizza Hut 14 stores in São Paulo, Brazil acquired in December 2008.
     Audit-Related Fees: There were no fees paid to BDO Trevisan for audit-related services for the fiscal years ended December 31, 2007 and 2008.
     Tax Fees: There were no fees paid to BDO Trevisan for tax related services or the preparation of tax returns for the fiscal years ended December 31, 2007 or 2008.
     All Other Fees: We did not pay any other fees for professional services to BDO Trevisan for the fiscal year ended December 31, 2007. In 2008 we paid to BDO Trevisan $ 9,200 for professional services concerning fiscal support. We also paid to Mr. Lucio Montanini, for consultant services rendered to the Audti Committee, $ 32,800 in the fiscal year ended December 31, 2008.
Pre-Approval Policies and Procedures for Audit and Permitted Non-Audit Services
     The Audit Committee will consider on a case-by-case basis, and, if appropriate, approve all audit and non-audit services to be provided by the Company’s independent registered public accounting firm. Alternatively, the Audit Committee may adopt a policy for pre-approval of audit and permitted non-audit services by the independent registered public accounting firm. In 2008, all audit-related services, tax services, and other services were approved by the Audit Committee, which concluded that the provision of such services by BDO Trevisan was compatible with the maintenance of that firm’s independence in the conduct of its audit functions.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRAZIL FAST FOOD CORP.
By:	/s/ Ricardo Figueiredo Bomeny
Ricardo Figueiredo Bomeny
Chief Executive Officer

Date: April 28, 2009
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Omar Carneiro da Cunha Omar Carneiro da Cunha	Chairman of the Board of Directors	April 28, 2009
/s/ Ricardo Figueiredo Bomeny Ricardo Figueiredo Bomeny	Chief Executive Officer	April 28, 2009
/s/ Romulo Borges Fonseca Romulo Borges Fonseca	Director and Secretary	April 28, 2009
/s/ José Ricardo Bousquet Bomeny José Ricardo Bousquet Bomeny	Director	April 28, 2009
/s/ Guillermo Hector Pisano Guillermo Hector Pisano	Director	April 28, 2009
/s/ Gustavo Figueiredo Bomeny Gustavo Figueiredo Bomeny	Director	April 28, 2009
/s/ Peter J.F. van Voorst Vader Peter J.F. van Voorst Vader	Director	April 28, 2009
/s/ Alberto Villela Filho Alberto Villela Filho	Director	April 28, 2009

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

31.1	Certification by Ricardo Figueiredo Bomeny, Chief Executive Officer and Acting Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Ricardo Figueiredo Bomeny, Chief Executive Officer and Acting Chief Financial Officer.