Form 10-Q
period 2009-03-31
BRAZIL FAST FOOD CORP
filed 2009-05-14
CIK 914537

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009
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
Yes ☑      No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
As of May 14, 2009 there were issued 8,472,927 shares of the Registrant’s Common Stock, par value $0.0001.
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
Yes ☐      No ☑

ITEM 1. FINANCIAL STATEMENTS.
BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
(in thousands of Brazilian Reais, except share amounts)

	March, 31		December 31,
	2009		2008
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	R$	12,391	R$	10,424
Inventories		1,999		2,970
Accounts receivable
Clients		3,635		3,952
Franchisees		6,763		8,003
Allowance for doubtful accounts		(1,214)		(1,214)
Prepaid expenses		2,218		2,419
Other current assets		3,108		2,642

TOTAL CURRENT ASSETS		28,900		29,196

OTHER RECEIVABLES AND OTHER ASSETS		7,788		7,716

DEFERRED TAX ASSET		13,688		13,688

GOODWILL		2,895		2,895

PROPERTY AND EQUIPMENT, NET		32,001		31,104

DEFERRED CHARGES, NET		4,789		4,544

TOTAL ASSETS	R$	90,061	R$	89,143

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Notes payable	R$	11,258	R$	10,536
Accounts payable and accrued expenses		13,908		14,383
Payroll and related accruals		5,084		4,565
Taxes		2,271		2,392
Current portion of deferred income		2,249		1,878
Current portion of contingencies and reassessed taxes		1,677		1,677
Other current liabilities		850		81

TOTAL CURRENT LIABILITIES		37,297		35,512

DEFERRED INCOME, less current portion		4,558		4,836

NOTES PAYABLE, less current portion		9,450		11,099

CONTINGENCIES AND REASSESSED TAXES, less current portion (note 3)		18,308		18,210

TOTAL LIABILITIES		69,613		69,657

MINORITY INTEREST		859		981

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 5,000 shares authorized; no shares issued		—		—
Common stock, $.0001 par value, 12,500,000 shares authorized; 8,472,927 and 8,437,927 shares issued 8,168,272 and 8,148,718 shares outstanding		1		1
Additional paid-in capital		61,148		61,062
Treasury Stock (304,655 and 289,210 shares)		(1,723)		(1,601)
Accumulated Deficit		(38,794)		(39,917)
Accumulated comprehensive loss		(1,043)		(1,040)

TOTAL SHAREHOLDERS’ EQUITY		19,589		18,505

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	R$	90,061	R$	89,143

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
(in thousands of Brazilian Reais, except share amounts)

	Three Months Ended March 31,
	2009		2008
REVENUES
Net revenues from own-operated restaurants	R$	34.974	R$	20.628
Net revenues from franchisees		6.092		4.965
Revenues from supply agreements		2.348		2.748
Other income		762		1.087

TOTAL REVENUES		44.176		29.428

Store Costs and Expenses		(34.233)		(21.190)
Franchise Costs and Expenses		(1.989)		(1.170)
Marketing Expenses		(421)		(536)
Administrative Expenses		(4.844)		(3.870)
Other Operating Expenses		(845)		(367)
Net result of assets sold and impairment of assets		(12)		(17)

TOTAL OPERATING COST AND EXPENSES		(42.344)		(27.150)

OPERATING INCOME		1.832		2.278

Interest Income (Expense)		(808)		(96)

NET INCOME BEFORE INCOME TAX		1.024		2.182

Income taxes		(23)		(153)

NET INCOME BEFORE MINORITY INTEREST		1.001		2.029

MINORITY INTEREST		122		—

NET INCOME	R$	1.123	R$	2.029

NET INCOME (LOSS) PER COMMON SHARE
BASIC AND DILUTED	R$	0,14	R$	0,25

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING: BASIC AND DILUTED		8.172.166		8.192.720
See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss (Unaudited)
(in thousands of Brazilian Reais)

	Three Months Ended march 31,
	2009		2008
NET INCOME	R$	1,123	R$	2,029
Other comprehensive loss:
Foreign currency translation adjustment		(3)		(7)

COMPREHENSIVE INCOME	R$	1,120	R$	2,022

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
Consolidated Statements of Changes In Shareholders’ Equity (Unaudited)
(in thousands of Brazilian Reais)

				Additional							Accumulated
	Common Stock			Paid-In		Treasury		Accumulated			Comprehensive
	Shares	Par Value		Capital		Stock		(Deficit)			Loss	Total
Balance, December 31, 2008	8,148,717	R$	1	R$	61,062	R$	(1,601)	R$	(39,917)	R$	(1,040)	R$	18,505

Net Income								1,123					1,123

Exercise of options	35,000				86								86

Paid dividend													—

Cummulative translation adjustment											(3)		(3)

Acquisition of Company’s own shares							(122)						(122)

Balance, March 31, 2009	8,183,717	R$	1	R$	61,148	R$	(1,723)	R$	(38,794)	R$	(1,043)	R$	19,589

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(in thousands of Brazilian Reais)

	Three Months Ended March, 31
	2009		2008
CASH FLOW FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)	R$	1,123	R$	2,029
Adjustments to reconcile net income to cash provided by (used in) operating activities:

Depreciation and amortization		1,423		838
(Gain) Loss on assets sold, net		12		17
Minority interest		(122)		—

Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable		1,545		1,977
Inventories		971		108
Prepaid expenses and other current assets		(265)		164
Other assets		(72)		(256)
(Decrease) increase in:
Accounts payable and accrued expenses		(475)		(374)
Payroll and related accruals		519		453
Taxes other than income taxes		(121)		(329)
Deferred income		93		(21)
Contingencies and reassessed taxes		98		(112)
Other liabilities		769		(80)

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES		5,498		4,414

CASH FLOW FROM INVESTING ACTIVITIES:
Additions to property and equipment		(2,565)		(613)
Acquisition of Company’s own shares		(122)		(15)

CASH FLOWS USED IN INVESTING ACTIVITIES		(2,687)		(628)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares of common stock		86		44
Net Borrowings (Repayments) under lines of credit		(927)		(1,450)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES		(841)		(1,406)

EFFECT OF FOREIGN EXCHANGE RATE		(3)		(7)

NET INCREASE IN CASH AND CASH EQUIVALENTS		1,967		2,373

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD		10,424		7,345

CASH AND CASH EQUIVALENTS AT END OF PERIOD	R$	12,391	R$	9,718

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)
(in Brazilian Reais, unless otherwise stated)
NOTE 1 — FINANCIAL STATEMENT PRESENTATION
     The accompanying financial statements have been prepared by Brazil Fast Food Corp. (the “Company”), without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results for the quarter ended March 31, 2009 do not necessarily indicate the results that may be expected for the full year. Unless otherwise specified, all references in these financial statements to (i ) “Reais” or “R$” are to the Brazilian Real (singular), or to Brazilian Reais (plural), the legal currency of Brazil, and (ii ) “U.S. Dollars” or “$” are to United States’ dollars.
     Certain information and footnote disclosures prepared in accordance with generally accepted accounting principles and normally included in the financial statements have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
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

               KFC
     During the first quarter of 2007, the Company reached an agreement with Yum! Brands, owner of the KFC brand. By this agreement, BFFC do Brasil started to conduct the operations of KFC’s four directly owned and operated restaurants in Rio de Janeiro as a Yum! Brands’ franchisee. In order to operate the KFC brand in Brazil, the Company, through BFFC do Brasil, established a new subsidiary, named CFK Comércio de Alimentos Ltda. (“CFK”, formerly Clematis Indústria e Comércio de Alimentos e Participações Ltda.), which is responsible for managing, developing and expanding KFC’s chain in Brazil. CFK started its activities on April 1, 2007, and accordingly, the result of its operation is included in this report since that date.
               Pizza Hut
     On August 5, 2008 the Company, through its wholly-owned holding subsidiary, BFFC do Brasil, signed an agreement with a North-American company, RCI -Restaurants Connection International Inc (“RCI”), for the acquisition of 60% of its Brazilian subsidiary, IRB — Internacional Restaurantes do Brasil (“IRB”). IRB operates 14 restaurants in the city of São Paulo – Brazil, as a franchisee of Pizza Hut (another Yum!’s brand), with annual revenues of around R$ 50.0 million. IRB also operates a coffee concept brand called “In Bocca al Lupo Café” with 4 stores in São Paulo.
     The remaining 40% of IRB is hold by another Brazilian company of which the current IRB’s CEO is the main stockholder. Such IRB Officer has been operating the stores for the last years and has been responsible for raising the company that had gone through a long period of operating losses. BFFC do Brasil will control and manage IRB.
The Company had the necessary cash for funding the transaction, however the Company’s officers, supported by the Board, decided to undertake a bank loan in order to fund such acquisition. Therefore, the Company’s current cash will be reserved for working capital as well as for other projects, including the expansion of the KFC chain. The bank loan has been contracted by the Company’s subsidiary BFFC do Brasil within UBS Pactual (a Brazilian financial institution) in the total amount of R$ 9 million.
     According to the purchase and sale agreement dated as of August 5, 2008, POGO Participações S.A. (“POGO”) is the buyer of IRB’s capital stock. However, BFFC do Brasil paid the costs of acquisition (US$ 5.5 million) to RCI -Restaurants Connection International Inc (“RCI”) in behalf of POGO. At the moment of this payment, BFFC do Brasil accounted for a loan receivable (a portion as “other current assets” and another portion as “other receivables and other assets”) with POGO. BFFC intended to subsequently convert a portion of such loan into POGO capital stock. However, due to pending legal issues, only during the fourth quarter, BFFC do Brasil managed to convert US$2.0 million of such loan into 60% of IRB’s capital stock. The other portion of the loan will be repaid considering the same terms as the loan between BFFC do Brasil and UBS Pactual, including the interest rates (see discussion on MD&A, at “Liquidity and Capital Resources”, B) Debt Obligation - financial institutions). The legal closing date for the purchase occurred in December when the acquirer obtained the control of the acquiree. During the first quarter of 2009, IRB incorporated POGO.
          Effective December 1, 2008, the Company paid R$9 million for a 60% ownership interest in IRB’s capital stock. The results of the operations have been included in the consolidated financial statements beginning at the acquisition date. The aggregate value ascribed to the assets acquired including minority interest of R$981 at the purchase date is as follows:

R$ 000’ at the aquisition date

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
               Doggis
     During October 2008, the Company reached an agreement with Doggis, one of the fast-food leaders in Chile, operating hot dog chain with 150 stores in that country. As per such agreement, BFFC do Brasil will develop own and franchised hot-dog stores in Brazil and Doggis will develop Bob’s brand stores in Chile. This business will be operated in a Master Franchise concept, with a company created in Brazil (“DGS”) and another company in Chile. 80% of capital shares will belong to the local controller of the brand and 20% to the corresponding partner. The transaction involves an investment of US$ 0.4 million to capitalize the master franchise companies along the first year of the agreement. The companies expect to open a maximum of 4 own stores in each country, an investment of around US$ 4.0 million. The Company intends to open the first Doggis’ store in third quarter of 2009. As of March, 31, 2009 DGS was a pre-operating company. The present Consolidated Financial Statement also includes DGS accounts.
NOTE 3 — CONTINGENCIES AND REASSESSED TAXES
      Liabilities related to tax amnesty programs and litigation consist of the following:
R$ 000’

	March 31, 2009 (unaudited)			December 31, 2008
			Long			Long
	Total	Current	Term	Total	Current	Term
	Liability	Liability	Liability	Liability	Liability	Liability
Reassessed taxes
Federal taxes (PAES)	13,511	1,677	11,834	13,712	1,677	12,035
Contingencies
ISS tax litigation	4,133	—	4,133	3,828	—	3,828
Labor litigation	2,111	—	2,111	2,065	—	2,065
Property leasing and other litigation	230	—	230	282	—	282

TOTAL	$19,985	$1,677	$18,308	$19,887	$1,677	$18,210

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
The second amnesty program (PAES) included the balance of the previous federal tax amnesty program (REFIS) and unpaid 2001 and 2002 federal tax, as well as the Social Security penalties. The total debt included in such program is being paid in monthly installments, on a timely basis, equivalent to 1.5% of the Company’s gross sales, with interest accruing at rates set by the Brazilian federal government, which currently are 6.25% per year per year (6.25% per year in 2008).
During the quarter ended March 31, 2009, the Company paid approximately R$0.7 million (R$0.5 million in 2008) related to such Brazilian federal tax amnesty program, including R$0.1 (R$0.1 in March 31, 2008) of interests.
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

In February 2005, the Company compared its remaining debt regarding PAES with statements provided by the Brazilian Federal Government. Those statements reported that Company’s total debt would be greater than the figures in the Company’s balance sheet, in the amount of approximately R$3.2 million. During March, 2005, the Company filed a formal request with the Brazilian Federal Authorities, claiming to have its total debt reviewed. Such request, reconciled the amounts the Company had accrued at its accounting books to the amounts reported in the official statement at the same period. The Company believes that the amounts accrued at the balance sheet as of March 31, 2009, total of R$13.5 million (R$13.7 million in December 31, 2008) are correct, however, there is no assurance that the outcome of this situation will derive further liability to the Company. As of March 31, 2008, the difference between such debt at the statements provided by the Brazilian Federal Government and the statements reported by the Company’s was R$8.5 million (R$4.3 million in March 31, 2008).
          For the remaining period of 2009, we expect to pay approximately R$1.3 million pursuant to the federal tax amnesty program.
     Contingencies
•	ISS tax litigation
ISS is a tax charged by Brazilian cities on services rendered by Brazilian companies.
None of the Company’s revenues were subject to such tax until 2003, but in the beginning of 2004 a new ISS legislation has been implemented and according to it, royalty fees should be included on the basis of ISS calculation.
Although the Company is claiming in court that royalty fees should not be considered payment for services rendered and therefore should not be subject to ISS taxation, the Company is depositing monthly with the court the amount claimed by ISS, while awaiting the court’s determination. In addition, the Company has accrued the claimed amounts as of March 31, 2009, total of R$4.1 million (R$3.8 million in December 31, 2008), which the Company’s Management, based on the opinion of its legal advisors, believes is sufficient to face Company’s current labor contingencies.
The referred change in the ISS tax regulations motivated deep debates whether marketing funds and initial fees paid by franchisees could be considered as payment for service rendered by the ISS tax authorities. Because of that, the Company, together with its tax advisors, is adopting measures in order to avoid the charge of ISS against the marketing funds and initial fees.
•	Labor litigations
During 2005, the Company was ordered to pay a fine of approximately R$480,000 to a former employee. Despite the infrequency of this amount in labor processes, the Company is not guarded from receiving other labor claims in such high amount. During 2008 and 2007 the Company received other labor claims from former employees. As of March 31, 2009 the Company’s accounted for liabilities in the amount of R$2.1 million (R$2.0 million in December 31, 2008), which the Company’s Management, based on the opinion of its legal advisors, believes is sufficient to face Company’s current labor contingencies.
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
- A Company’s franchisee has became a permanent debtor of Royalties and marketing contributions, and the Company, after failing a great exertion to improve his business, finally decided to interrupt his franchise contract and closed the stores explored by him. After claiming in court, the Company managed to receive the past due amounts from the franchise and to terminate the original franchisee agreement.
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
     During the first quarter of 2009, options to purchase an aggregate of 35,000 (23,750 in March 31, 2008) shares of common stock were exercised, having an aggregate purchase price of $37,100($25,175 in March 31, 2008) equivalent to R$85,496 (R$44,033 in March 31, 2008). After those exercised options, The Company has no further exercisable options, under the Company’s Stock Option Plan.
     There were no options canceled or expired during the three months ended March 31, 2009, under the Company’s Stock Option Plan.
     Intrinsic value for stock options is defined as the difference between the current market value and the exercise price. The total intrinsic value of stock options exercised during the first quarter ended March 31, 2009 was approximately $94,150.
NOTE 5 — TREASURY STOCK
     During the last quarter of 2004, the Company’s Board of Directors approved a stock repurchase plan covering the repurchase of as many as 200,000 shares of its own common stock. The plan goal is to optimize the cash generated in the United States and its repurchase limit has been increased by 200,000 shares on October 18, 2006.
     During the first quarter of 2009, the Company repurchased a total amount of 15,447 shares under the referred stock repurchase plan. During the first quarter of 2008, the Company repurchased 1,550 shares related to such plan.

     During the quarter ended March 31, 2009, the Company’s total disbursement for these stock purchases totaled R$122,542. The Company’s accumulated disbursement for these transactions is R$1.7 million and is accounted for as a deduction of Paid in Capital, in the Shareholders’ Equity section of the accompanying balance sheets.
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
          Currently the majority of Company’s operations are concentrated at the southeast region of Brazil. Regarding Bobs brand, as of March 31, 2009, from the total of 61 Company own-operated point of sales, 60 were located at the southeast region which provided 98.6% of total Net Revenues from Own-operated Restaurants. In addition, from the total of 576 franchise-operated point of sales, 305 were located at the same region, which provided 54.3% Net Revenues from Franchisees.
          Besides the Brazilian operations, the Bob’s brand is also present, through franchisees, in Angola, Africa. These operations are not material to our overall results.
          The following table presents the Company’s revenues, costs/expenses and operating income by segment.
R$ 000’

	Results from own-stores operations
	Three months ended March 31,
	2009	2008
Revenues	34,974	20,628
Cost and expenses	(34,233)	(21,190)

Operating margin	741	(562)

R$ 000’

	Results from franchise operations
	Three months ended March 31,
	2009	2008
Revenues	6,092	4,965
Cost and expenses	(1,989)	(1,170)

Operating margin	4,103	3,795

     Own-stores operation conducted by the Company provided the following figures per brand:

R$ 000’

									Results from
	Results from Bob’s				Results from KFC’s				Pizza Hut’s
	brand operations				brand operations				brand operations
									Quarter ended
	Quarter ended March 31,				Quarter ended March 31,				March 31,
	2009		2008		2009		2008		2009
Revenues	R$	20,599	R$	18,125	R$	3,701	R$	2,503	R$	10,674
Food, Beverage and Packaging		(7,815)		(6,981)		(1,341)		(907)		(3,296)
Payroll & Related Benefits		(4,699)		(5,014)		(1,073)		(577)		(2,602)
Occupancy expenses		(2,255)		(2,012)		(541)		(383)		(1,012)
Contracted Services		(2,724)		(2,352)		(567)		(369)		(1,912)
Depreciation and Amortization		(654)		(636)		(156)		(5)		(413)
Other Store Costs and Expenses		(1,892)		(1,871)		(166)		(83)		(1,115)

Total Own-stores cost and expenses		(20,039)		(18,866)		(3,844)		(2,324)		(10,350)

Operating margin	R$	560	R$	(741)	R$	(143)	R$	179	R$	324

          Cost and expenses that are exclusively related to own-operated stores – even the ones incurred at the headquarters — are considered in the item “Results from own-store operations”.
          Cost and expenses that are exclusively related to franchisee operated stores – even the ones incurred at the headquarters — are considered in the item “Results from franchise operations”.
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

RESULTS OF OPERATIONS — COMPARISON OF QUARTERS ENDED MARCH 31, 2009 AND 2008
(Amount in thousand of Brazilian Reais)
The following table sets forth statement of operations for the quarters ended March 31, 2009 and 2008. All the operating figures were stated as a percentage of total revenues. However the specific discussions of store cost and expenses and franchise expenses also include the evolution of such figures stated as a percentage of the Net revenues from own-operated restaurants and Net Franchise Revenues, respectively.
R$ 000’

	3 Months			3 Months
	Ended			Ended
	31-Mar-09%			31-Mar-08%
REVENUES
Net Revenues from Own-operated Restaurants	R$	34,974	79.2%	R$	20,628	70.1%
Net Revenues from Franchisees		6,092	13.8%		4,965	16.9%
Revenues from Supply Agreements		2,348	5.3%		2,748	9.3%
Other Income		762	1.7%		1,087	3.7%

TOTAL REVENUES		44,176	100.0%		29,428	100.0%
OPERATING COST AND EXPENSES
Store Costs and Expenses		(34,233)	-77.5%		(21,190)	-72.0%
Franchise Costs and Expenses		(1,989)	-4.5%		(1,170)	-4.0%
Marketing Expenses		(421)	-1.0%		(536)	-1.8%
Administrative Expenses		(4,844)	-11.0%		(3,870)	-13.2%
Other Operating Expenses		(845)	-1.9%		(367)	-1.2%
Net result of assets sold and impairment of assets		(12)	0.0%		(17)	-0.1%

TOTAL OPERATING COST AND EXPENSES		(42,344)	-95.9%		(27,150)	-92.3%

OPERATING INCOME		1,832	4.1%		2,278	7.7%

Interest Income (Expense)		(808)	-1.8%		(96)	-0.3%

NET INCOME BEFORE INCOME TAX		1,024	2.3%		2,182	7.4%

Income taxes		(23)	-0.1%		(153)	-0.7%

NET INCOME BEFORE MINORITY INTEREST		1,001	2.9%		2,029	9.8%

MINORITY INTEREST		122	0.3%		—	0.0%

NET INCOME		1,123	3.2%		2,029	9.8%

Introduction
     During the quarter ended March 31, 2009, the Company’s operations had overall increase of retail despite the world financials crisis, which also impacted the economic environment in Brazil. Market activity of durable goods in Brazil had decreased, mainly due to personal future income uncertainty and due to the reduction of credit facilities to consumers. The money not spent on durable goods by Brazilian consumers has been driven to the retail market. The Company believes that this economic factor affected positively its operations during the first quarter of 2009.
Net Revenues from Own-Operated Restaurants
     Net restaurant sales for our company-owned retail outlets increased R$ 14.3 million or 69.6%, to R$35.0 million for the three months ended March 31, 2009 as compared to R$20.6 million for the three months ended March 31, 2008.
     Under the criteria of same store sales, which only includes stores that have been open for more than one year, net restaurant sales increased approximately 13.6% (Bobs brand) and 11.9 (KFC brand) for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.
     Overall restaurant sales increased due to (i) the issues discussed above; (ii) due to the increase in number of point of sales from 62 (58 Bobs brand and 4 KFC brand) at March 31, 2008 to 71(63 Bobs’ brand and 8 KFC’s brand) at March 31, 2009; and the beginning of Pizza Hut brand operation on December, 2008, which brought 14 new points of sales with additional restaurant revenues of approximately R$10.7 million.
Net Franchise Revenues
     Net Franchise revenues are comprised of initial fees (amount due at the signing of a new franchise contract) and royalty fees (derived from a percentage on the sales of the stores operated by franchisees), as set forth below:
R$’000

	3 months ended March, 31
	2009	2008
Net Franchise Royalty Fees	5,705	4,471
Initial Fee	387	494

Net Franchise Revenues	6,092	4,965

     Net Franchise revenues increased R$ 1.1 million or 22.7%, to R$6.1 million for the three months ended March 31, 2009 as compared to R$5.0 million for the three months ended March 31, 2008.
     This increase is attributable to the growth of Company’s franchise business from 532 retail outlets as of March 31, 2008 to 582 as of March 31, 2009.
     Up to current date, the franchise activity is only operated by Bobs brand.
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
Store Costs and Expenses
     As a percentage of Total revenues, Store costs and expenses were (77.5%) and (72.0%) for the quarters ended March 31, 2009 and 2008, respectively.
     Analyzing as a segment (own-stores operations), Store cost and expenses had the following evolution towards Net revenues from own-operated restaurants:
R$ 000’

	3 Months		3 Months
	Ended		Ended
	31/mar/09%		31/mar/08%
STORE RESULTS

Net Revenues from Own-operated Restaurants	34.974	100,0%	20.628	100,0%
Store Costs and Expenses
Food, Beverage and Packaging	(12.452)	-35,6%	(7.888)	-38,2%
Payroll & Related Benefits	(8.374)	-23,9%	(5.591)	-27,1%
Restaurant Occupancy	(3.808)	-10,9%	(2.395)	-11,6%
Contracted Services	(5.203)	-14,9%	(2.721)	-13,2%
Depreciation and Amortization	(1.223)	-3,5%	(641)	-3,1%
Other Store Costs and Expenses	(3.173)	-9,1%	(1.954)	-9,5%
Total Store Costs and Expenses	(34.233)	-97,9%	(21.190)	-102,7%

STORE OPERATING INCOME	741	2,1%	(562)	-2,7%

Food, Beverage and Packaging Costs
     As a percentage of Net revenues from own-operated restaurants, food, beverage and packaging costs were (35.6%) and (38.2%) for the three months ended March 31, 2009 and 2008, respectively.
     The percentage decrease of cost of food, beverage and packaging was due to decrease of some of KFC brand’s raw materials, as well as a better gross margin operated by Pizza Hut restaurants.
     The reduction of costs related to as well as partially offset the cost increases of the purchase price of all main Bobs brand’s raw material: bread, meat and chicken hamburger, French fries, ice cream, and soft drinks.

Payroll & Related Benefits
     As a percentage of Net revenues from own-operated restaurants, store payroll and related benefits decreased from (27.1%) for the three months ended March 31, 2008 to (23.9%) for the same period ended March 31, 2009.
     Payroll & Related Benefits decrease is mainly due to reduction of the work force at Bobs outlets.
Restaurant Occupancy Costs and Other Expenses
     Restaurant occupancy costs and other expenses expressed as a percentage of Net revenues from own-operated restaurants were approximately (10.9%) and (11.6%) for the three months ended March 31, 2009 and 2008, respectively.
Restaurant occupancy costs decrease is mainly due to permanent and temporary reduction of rent costs of KFC outlets.
Contracted Services
     Expenses related to contracted services expressed as a percentage of Net revenues from own-operated restaurants were approximately (14.9%) and (13.2%) for the three months ended March 31, 2009 and 2008, respectively.
     This increase is mainly attributable to the increase money collection costs, as well as increases of maintenance costs at Bobs outlets.
     This increase was partially offset by decreases in the costs of electricity water and gas consumption.
Depreciation and Amortization (Stores and Headquarters)
     As a percentage of Net revenues from own-operated restaurants, depreciation and amortization were approximately (3.5%) and (3.1%) for the three months ended March 31, 2009 and 2008, respectively.
     The increase in Depreciation and amortization is attributable to store equipment modernization and to stores remodeling.
Other Store Cost and Expenses
     Other store cost and expenses expressed as a percentage of Net revenues from own-operated restaurants were approximately (9.1%) and (9.5%) for the three months ended March 31, 2009 and 2008, respectively.
     Other store cost and expenses decrease is mainly attributable to the decrease of costs related to cleaning and consumption material.

Franchise Costs and Expenses
     As a percentage of Total Revenues, Franchise costs and expenses were (4.5%) and (4.0%) for the quarters ended March 31, 2009 and 2008, respectively.
     Analyzing as a segment (franchise operations), Franchise costs and expenses had the following evolution towards Net Franchise revenues:
R$ 000’

	3 Months		3 Months
	Ended		Ended
	30-Sep-08%		30-Sep-07%
FRANCHISE RESULTS

FRANCHISE RESULTS

Net Revenues from Franchisees	6,092	100.0%	4,965	100.0%
Franchise Costs and Expenses	(1,989)	-32.6%	(1,170)	-23.6%

FRANCHISE OPERATING INCOME	4,103	67.4%	3,795	76.4%

     Franchise costs and expenses expressed as a percentage of net franchise revenues were approximately (32.6%) and (23.6%) for the three months ended March 31, 2009 and 2008, respectively.
     This increase is attributable to the growth of franchise business and the related necessity to spread its infra-structure. Accordingly, there were increases of franchise department personnel and their compensation, as well as increase on occupancy costs, consulting services and traveling expenses in 2009.
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

     The marketing fund expenses on advertising and promotions is recognized as incurred and amounted R$6.4 million and R$4.7 million for the three months ended March 31, 2009 and 2008, respectively.
     The marketing fund resources are not required to be invested during the same month or year that they were received, but they must be used in subsequent periods.
     The balance of non-invested marketing fund as of March 31, 2009 amounts R$ 1.4 million and is recorded as accounts payable accrued expenses at the balance sheet.
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
     The balances presented on March 31, 2009 in the caption Marketing Fund represent contributions made by Venbo and by the franchisees, but not used in campaigns yet, thus, these balances are, as agreed with the franchisees chain, an obligation of Venbo on that date.
     As a percentage of total revenues, marketing expenses were approximately (1.0%) and (1.8%) for the three months ended March 31, 2009 and 2008, respectively
General and Administrative Expenses
     As a percentage of total revenues, general and administrative expenses were approximately (11.0%) and (13.2%) for the three months ended March 31, 2009 and 2008, respectively.
     This decrease is attributable to the optimization of administrative structure of personnel in the three brands conducted Pizza Hut, Bobs and KFC, the first effort done to obtain the synergy from the three band joint administration.
Other Operating Expenses
     Other operating expenses are mainly comprised of uncollectible receivables, depreciation, preopening and non recurring expenses. Other operating expenses expressed as a percentage of Total revenues were (1.9%), for the three months ended March 31, 2009 and (1.2%) for the three months ended March 31, 2008.
     The following table sets forth the breakdown of Other Operating Expenses:
R$ 000’

	Three months ended
	March 31,
	2009		2008
Uncollectable receivables	R$	(94)	R$	(116)
Depreciation of Headquarters’ fixed assets		(200)		(197)
Preopening and other expenses		(551)		(54)

	R$	(845)	R$	(367)

Impairment of Assets and Net Result of Assets Sold
     The Company usually reviews its fixed assets in accordance with SFAS 144, which requires that long-lived assets being disposed of be measured at the lower of carrying amount or fair value less cost to sell.
     During the quarter ended March 31, 2009, Company’s review in accordance with SFAS 144, derived no charge to the income statement.
Interest Expense
     As a percentage of net restaurant sales, net interest expenses were approximately (1.8)% and (0.3)% for the three months ended March 31, 2009 and 2008, respectively.
     The increase during 2009 is due to higher interest rates in 2009 and due to increase of Company’s indebtedness
Income Taxes
     As a percentage of net restaurant sales, income taxes were approximately (0.1)% and (0.7)% for the three months ended March 31, 2009 and 2008, respectively.

LIQUIDITY AND CAPITAL RESOURCES (Amounts in thousand of Brazilian reais)
A) Introduction
     Since March 1996, we have funded Company’s cumulative operating losses of approximately R$38.8 million and made acquisitions of businesses and capital improvements (including remodeling of Company’s stores) by using cash remaining at the closing of Company’s acquisition of Venbo, by borrowing funds from various sources and from private placements of Company’s securities. As of March 31, 2008, we had cash on hand of approximately R$12.4 million — which includes investments funds of R$8.7 million — and a working capital deficit of approximately R$8.4 million.
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
     With the improvement of Brazilian economy since 2002, the Company’s total revenues increased and, joined to a capital injection of R$9.0 million, the Company started to reduce its liabilities position. In 2003 the Company, reschedule a great portion of its debts to long term. Continued improvement of sales conducted the Company to (i) drastically reduce its debts with financial institutions during 2005; and (ii) extinguish those debts and reverse its financial position to present time deposits with financial institutions at the end of 2006. The enhancement of collection rate from Company’s franchisees — commencing in 2005 — also strengthened Company current assets. During 2007 and until the third quarter of 2008, the Company maintained this positive scenario and together with resources provided by the renewal of Coca-Cola exclusivity agreement during 2008, was able to compute a positive working capital. Since the last quarter of 2008, when the Company increased its bank debt position in order to fund IRB acquisition, it worsened its working capital into a negative situation.
For the quarter ended March 31, 2009, we had net cash provided by operating activities of R$5.5 million (R$4.4 million in 2008), net cash used in investing activities of R$ 2.7 million (R$0.6 million in 2008) and net cash used by financing activities of R$0.9 million (R$1.4 million in 2008). Net cash used in investing activities was primarily the result of Company’s investment in property and equipment to improve Company’s retail operations, mainly setting up new own-operated KFC stores. Net cash used in financing activities was mainly the result of repayments to financial institutions which funded IRB acquisition.
     The Company has also invested in the financial market approximately R$1.7 million, re-purchasing 304,655 shares that had considerably increased their value according to the over the counter market where they are negotiated.

B) Debt Obligation — financial institutions
     The Company had debt obligation with financial institutions as follows:
R$ 000’

	March 31,		December 31,
	2009		2008
Revolving lines of credit (a)	R$	6.125	R$	4.641
Leasing facilities (b)		2.030		3.257
Other loan (c)		12.553		13.737

		20.708		21.635

Less: current portion		(11.258)		(10.536)

	R$	9.450	R$	11.099

At March 31, 2009, future maturities of notes payable are as follows:
R$ 000’
Remaining 2009	R$	9.931		10.536
2010		5.046		5.236
2011		3.620		3.758
2012		2.111		2.105

	R$	20.708		21.635

(a)	A portion of such debt obligation (R$3,1 million) is due on demand from two Brazilian financial institutions with interest rates of approximately 19.1%p.y. Another portion (R$1.9 million) is payable in different terms to two Brazilian financial institutions. One of them is payable in seven installments of R$115,000, plus interests of 17.7%p.y. The other one is payable in nine installments of R$125,000, plus interests of 18.1%p.y. All debts of this category are collateralized by certain officers and receivables.

(b)	Comprised of various lease facilities with Brazilian private institutions for the funding of store equipment; payable in a range from 7 to 31 monthly payments, together with interests range from 14.3% p.y. to 23.4% p.y.. All debts of this category are collateralized by assets leased;

(c)	4 loans contracted within UBS Pactual related to the acquisition of Pizza Hut business in Brazil (note 2). Repayment of those loans range from 21 to 45 monthly installments, averaging R$286,000, plus average interest of 20%p.y. Loan is guaranteed by Company’s financial funds.
The carrying amount of notes payable approximates fair value at March 31, 2009 because they are at market interest rates.

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
The second amnesty program (PAES) included the balance of the previous federal tax amnesty program (REFIS) and unpaid 2001 and 2002 federal tax, as well as the Social Security penalties. The total debt included in such program is being paid in monthly installments, on a timely basis, equivalent to 1.5% of the Company’s gross sales, with interest accruing at rates set by the Brazilian federal government, which currently are 6.25% per year per year (6.25% per year in 2008).
During the quarter ended March 31, 2009, the Company paid approximately R$0.7 million (R$0.5 million in March 31, 2008) related to such Brazilian federal tax amnesty program, including R$0.1 (R$0.1 in March 31, 2008) of interests.
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

In February 2005, the Company compared its remaining debt regarding PAES with statements provided by the Brazilian Federal Government. Those statements reported that Company’s total debt would be greater than the figures in the Company’s balance sheet, in the amount of approximately R$3.2 million. During March, 2005, the Company filed a formal request with the Brazilian Federal Authorities, claiming to have its total debt reviewed. Such request, reconciled the amounts the Company had accrued at its accounting books to the amounts reported in the official statement at the same period. The Company believes that the amounts accrued at the balance sheet as of March 31, 2009, total of R$13.5 million (R$13.7 million in December 31, 2008) are correct, however, there is no assurance that the outcome of this situation will derive further liability to the Company. As of March 31, 2008, the difference between such debt at the statements provided by the Brazilian Federal Government and the statements reported by the Company’s was R$8.5 million (R$4.3 million in March 31, 2008).
     For the remaining period of 2009, we expect to pay approximately R$1.3 million pursuant to the federal tax amnesty program.
D) Other Obligations
     We also have long-term contractual obligations in the form of operating lease obligations related to Company’s owned and operated stores.
     The future minimum lease payments under those obligations with an initial or remaining noncancelable lease terms in excess of one year at March 31, 2009 are as follows:
R$ 000’

	Contratual
Fiscal Year	Leases
Remaining 2009	R$	4,737
2010		3,345
2011		2,885
2012		1,273
2013		864
Thereafter		1,346

	R$	14,450

     In the past, we have generated cash and obtained financing sufficient to meet Company’s debt obligations. We plan to fund Company’s current debt obligations mainly through cash provided by Company’s operations, borrowings and capital raising.
     Our average cost to open a retail outlet is approximately R$400,000 to R$1,500,000 including leasehold improvements, equipment and beginning inventory, as well as expenses for store design, site selection, lease negotiation, construction supervision and obtaining permits.
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
R$ 000’

	Contratual
Fiscal Year	Leases		Fiscal Debt		Loans Payable		Total
Remaining 2009	R$	4.737	R$	1.258	R$	9.931	R$	15.926
2010		3.345		1.677		5.046		10.068
2011		2.885		1.677		3.620		8.182
2012		1.273		1.677		2.111		5.061
2013		864		1.677		—		2.541
Thereafter		1.346		5.545		—		6.891

	R$	14.450	R$	13.511	R$	20.708	R$	48.669

Lease obligations are usually restated in accordance to Brazilian inflation (see disclose the latest recent annual rates at Background, ITEM 7 of this report). Fiscal debts are due with interests, which rates are discussed on letter C above. All the amounts disclosed on the previous tables include interest incurred up to March 31, 2009 on an accrual basis.
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
the renegotiation of past due receivables with franchisees

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
     We annually review our financial reporting and disclosure practices and accounting policies to ensure that they provide accurate and transparent information relative to the current economic and business environment. We believe that of our significant accounting policies (See the Notes to Consolidated Financial Statements or summary of significant accounting policies more fully described in pages F-8 through F-36), the following involve a higher degree of judgment and/or complexity.
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

     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. This Statement changes the accounting for acquisition-related costs and restructuring costs, now requiring those costs to be recognized separately from the acquisition. This Statement also makes various other amendments to the authoritative literature intended to provide additional guidance or to conform the guidance in that literature to that provided in this Statement. SFAS No. 141(R) shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and early adoption is prohibited. The adoption of SFAS No. 141(R) derived no significant impact on our consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interest) and for the deconsolidation of a subsidiary. This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with early adoption prohibited. The adoption of SFAS No. 160 derived no significant impact on its consolidated financial statements.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and how these items affect a company’s financial position, results of operations and cash flows. SFAS 161 affects only these disclosures and does not change the accounting for derivatives. SFAS 161 is to be applied prospectively beginning with the first quarter of our 2009 fiscal year. The adoption of SFAS 161 did not have material impact in its consolidated financial statements.
     In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). This FASB Staff position eliminates the obligation, when computing the useful life of acquired intangible assets, to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions and, instead, requires an entity to consider its own historical experience in renewing similar arrangements. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. This FASB Staff Position is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of FAS 142-3 did not have material impact in its consolidated financial statements.
     In April 2009, the FASB issued FASB Staff Position No. FAS 107-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”). FSP FAS 107-1 requires expanded fair value disclosures for all financial instruments within the scope of FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments.” These disclosures will now be required for interim periods for publicly traded entities. In addition, entities will be required to disclose the methods and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim basis. This Staff Position will be effective commencing with our 2009 second quarter.

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
ITEM 4. CONTROLS AND PROCEDURES.
     Under the supervision and with the participation of management, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer, Ricardo Bomeny, who is also our acting Principal Financial Officer has concluded that, as of March 31, 2009, these disclosure controls and procedures were effective in timely alerting him to material information relating to our company required to be included in our periodic SEC reports. Since March 31, 2009, there were no significant changes in our internal control over financial reporting, or in other factors, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
ITEM 1. LEGAL PROCEEDINGS
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
ITEM 1A. RISK FACTORS
     An investment in our securities involves a high degree of risk. There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008 that was filed with the Securities and Exchange Commission on April 9, 2009.
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
Date: May 14, 2009

BRAZIL FAST FOOD CORP.

By:	/s/ Ricardo Figueiredo Bomeny

Ricardo Figueiredo Bomeny
Chief Executive Officer
and acting Chief Financial Officer