Form 10-Q
period 2009-06-30
BRAZIL FAST FOOD CORP
filed 2009-08-14
CIK 914537

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009
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
Yes ☑     No ☐
As of August 14, 2009 there were issued 8,472,927 shares of the Registrant’s Common Stock, par value $0.0001.
Indicate by chec kmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes ☐     No ☑

ITEM 1. FINANCIAL STATEMENTS.
BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands of Brazilian Reais, except share amounts)

	June 30,		December 31,
	2009		2008
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	R$	14,535	R$	10,424
Inventories		2,521		2,970
Accounts receivable
Clients		4,029		3,952
Franchisees		5,934		8,003
Allowance for doubtful accounts		(1,214)		(1,214)
Prepaid expenses		2,479		2,419
Other current assets		3,794		2,642

TOTAL CURRENT ASSETS		32,078		29,196

OTHER RECEIVABLES AND OTHER ASSETS		8,833		7,716

DEFERRED TAX ASSET		13,688		13,688

GOODWILL		2,895		2,895

PROPERTY AND EQUIPMENT, NET		33,157		31,104

DEFERRED CHARGES, NET		5,463		4,544

TOTAL ASSETS	R$	96,114	R$	89,143

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Notes payable	R$	13,009	R$	10,536
Accounts payable and accrued expenses		14,703		14,383
Payroll and related accruals		5,385		4,565
Taxes		2,112		2,392
Current portion of deferred income		2,092		1,878
Current portion of contingencies and reassessed taxes		2,641		1,677
Other current liabilities		31		81

TOTAL CURRENT LIABILITIES		39,973		35,512

DEFERRED INCOME, less current portion		6,327		4,836

NOTES PAYABLE, less current portion		11,389		11,099

CONTINGENCIES AND REASSESSED TAXES, less current portion (note 3)		17,442		18,210

TOTAL LIABILITIES		75,131		69,657

MINORITY INTEREST		1,239		981

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 5,000 shares authorized; no shares issued		—		—
Common stock, $.0001 par value, 12,500,000 shares authorized; 8,472,927 and 8,437,927 shares issued 8,144,802 and 8,148,718 shares outstanding		1		1
Additional paid-in capital		61,148		61,062
Treasury Stock (328,125 and 289,210 shares)		(1,884)		(1,601)
Accumulated Deficit		(38,444)		(39,917)
Accumulated comprehensive loss		(1,077)		(1,040)

TOTAL SHAREHOLDERS’ EQUITY		19,744		18,505

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	R$	96,114	R$	89,143

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
(in thousands of Brazilian Reais, except share amounts)

	Six Months Ended June 30,
	2009		2008

REVENUES
Net Revenues from Own-operated Restaurants	R$	68,330	R$	39,167
Net Revenues from Franchisees		11,028		10,116
Revenues from Supply Agreements		4,476		4,126
Other Income		2,307		1,573

TOTAL REVENUES		86,141		54,982

OPERATING COST AND EXPENSES
Store Costs and Expenses		(65,261)		(40,975)
Franchise Costs and Expenses		(4,210)		(2,854)
Marketing Expenses		(1,928)		(220)
Administrative Expenses		(9,813)		(7,530)
Other Operating Expenses		(1,299)		(1,111)
Net result of assets sold and impairment of assets		(128)		(24)

TOTAL OPERATING COST AND EXPENSES		(82,639)		(52,714)

OPERATING INCOME		3,502		2,268

Interest Expense, net		(2,107)		(47)

NET INCOME BEFORE INCOME TAX		1,395		2,221

Income taxes		336		(153)

NET INCOME BEFORE MINORITY INTEREST		1,731		2,068

MINORITY INTEREST		(258)		—

NET INCOME	R$	1,473	R$	2,068

NET INCOME (LOSS) PER COMMON SHARE BASIC AND DILUTED	R$	0.18	R$	0.25

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING: BASIC AND DILUTED		8,164,977		8,179,731
See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
(in thousands of Brazilian Reais, except share amounts)

	Three Months Ended June 30,
	2009		2008

REVENUES
Net Revenues from Own-operated Restaurants	R$	33,356	R$	18,539
Net Revenues from Franchisees		4,936		5,151
Revenues from Supply Agreements		2,128		1,378
Other Income		1,545		486

TOTAL REVENUES		41,965		25,554

OPERATING COST AND EXPENSES
Store Costs and Expenses		(31,028)		(19,785)
Franchise Costs and Expenses		(2,221)		(1,684)
Other Operating Expenses		(1,507)		316
Administrative Expenses		(4,969)		(3,660)
Other Operating Expenses		(454)		(744)
Net result of assets sold and impairment of assets		(116)		(7)

TOTAL OPERATING COST AND EXPENSES		(40,295)		(25,564)

OPERATING INCOME		1,670		(10)

Interest Expenses, net		(1,299)		49

NET INCOME BEFORE INCOME TAX		371		39

Income taxes		359		—

NET INCOME BEFORE MINORITY INTEREST		730		39

MINORITY INTEREST		(380)		—

NET INCOME	R$	350	R$	39

NET INCOME (LOSS) PER COMMON SHARE BASIC AND DILUTED	R$	0.04	R$	0.00

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING: BASIC AND DILUTED		8,157,902		8,166,961
See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss) — (Unaudited)
(in thousands of Brazilian Reais)

	Six Months Ended June 30,				Three Months Ended June 30,
	2009		2008		2009		2008

NET INCOME	R$	1,473	R$	2,068	R$	350	R$	39
Other comprehensive income (loss):
Foreign currency translation adjustment		(37)		(38)		75		(225)

COMPREHENSIVE INCOME	R$	1,436	R$	2,030	R$	425	R$	(186)

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
Consolidated Statements of Changes In Shareholders’ Equity (Unaudited)
(in thousands of Brazilian Reais)

				Additional							Accumulated
	Common Stock			Paid-In		Treasury		Accumulated			Comprehensive
	Shares	Par Value		Capital		Stock		(Deficit)			Loss	Total

Balance, December 31, 2008	8,148,717	R$	1	R$	61,062	R$	(1,601)	R$	(39,917)	R$	(1,040)	R$	18,505

Net Income								1,473					1,473

Exercise of options	35,000				86								86

Paid dividend													—

Cummulative translation adjustment											(37)		(37)

Acquisition of Company’s own shares							(283)						(283)

Balance, June 30, 2009	8,183,717	R$	1	R$	61,148	R$	(1,884)	R$	(38,444)	R$	(1,077)	R$	19,744

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(in thousands of Brazilian Reais)

	Six Months Ended June, 30
	2009		2008
CASH FLOW FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)	R$	1,473	R$	2,068
Adjustments to reconcile net income to cash provided by (used in) operating activities:

Depreciation and amortization		2,529		1,648
(Gain) Loss on assets sold, net		128		24
Minority interest		258		—

Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable		1,864		1,250
Inventories		449		1,148
Prepaid expenses and other current assets		(1,212)		20
Other assets		(1,117)		(534)
(Decrease) increase in:
Accounts payable and accrued expenses		320		(1,173)
Payroll and related accruals		820		799
Taxes other than income taxes		(280)		(34)
Deferred income		1,705		3,664
Contingencies and reassessed taxes		196		(204)
Other liabilities		(50)		(4)

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES		7,083		8,672

CASH FLOW FROM INVESTING ACTIVITIES:
Additions to property and equipment		(5,501)		(1,826)
Acquisition of Company’s own shares		(283)		(433)

CASH FLOWS USED IN INVESTING ACTIVITIES		(5,784)		(2,259)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares of common stock		86		44
Paid dividend		—		(676)
Net Borrowings (Repayments) under lines of credit		2,763		(2,759)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES		2,849		(3,391)

EFFECT OF FOREIGN EXCHANGE RATE		(37)		(38)

NET INCREASE IN CASH AND CASH EQUIVALENTS		4,111		2,984
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD		10,424		7,345

CASH AND CASH EQUIVALENTS AT END OF PERIOD	R$	14,535	R$	10,329

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(in thousands of Brazilian Reais)
NOTE 1 — FINANCIAL STATEMENT PRESENTATION
     The accompanying financial statements have been prepared by Brazil Fast Food Corp. (the “Company”), without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results for the quarter ended June 30, 2009 do not necessarily indicate the results that may be expected for the full year. Unless otherwise specified, all references in these financial statements to (i ) “Reais” or “R$” are to the Brazilian Real (singular), or to Brazilian Reais (plural), the legal currency of Brazil, and (ii ) “U.S. Dollars” or “$” are to United States’ dollars.
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

     Effective December 1, 2008, the Company paid R$9 million for a 60% ownership interest in IRB’s capital stock. The results of the operations have been included in the consolidated financial statements beginning at the acquisition date. The aggregate value ascribed to the assets acquired including minority interest of R$981 thousand at the purchase date is as follows:

R$ 000’

Total current assets	3,575
Deferred tax assets	4,491
Property & Equipment, net	3,667
Deferred charges	503
Goodwill	2,895
Other receivables and other assets LT	619

Total	15,750

     BFFC plans to maintain the historical growth of IRB assuring the steady increase of sales and result of operations within the 14 opened restaurants so far. It also drifts for 2009 the opening of a new restaurant in São Paulo, now in phase of approval. Additionally a complete reform is foreseen in two restaurant units in São Paulo city, with adoption of a new brand image. For the next 2 years 3 new restaurants are foreseen to open and a complete reform is foreseen to happen in one restaurant each year, also with adoption of a new brand image.
     During the first quarter of 2009, IRB incorporated POGO.
               Doggis
     During October 2008, the Company reached an agreement with Doggis, one of the fast-food leaders in Chile, operating hot dog chain with 150 stores in that country. As per such agreement, BFFC do Brasil will develop own and franchised hot-dog stores in Brazil and Doggis will develop Bob’s brand stores in Chile. This business will be operated in a Master Franchise concept, with a company created in Brazil (“DGS”) and another company in Chile. 80% of capital shares will belong to the local controller of the brand and 20% to the corresponding partner. The transaction involves an investment of US$0.4 million to capitalize the master franchise companies along the first year of the agreement. The companies expect to open a maximum of 4 own stores in each country, an investment of around US$4.0 million. The Company intends to open the first Doggis’ store in third quarter of 2009. As of June 30, 2009 DGS was a pre-operating company. The present Consolidated Financial Statement also includes DGS accounts.

NOTE 3 — CONTINGENCIES AND REASSESSED TAXES
Liabilities related to tax amnesty programs and litigation consist of the following:

R$ 000’	June 30, 2009 (unaudited)			December 31, 2008
			Long			Long
	Total	Current	Term	Total	Current	Term
	Liability	Liability	Liability	Liability	Liability	Liability
Reassessed taxes
Federal taxes (PAES)	13,342	2,641	10,701	13,712	1,677	12,035
Contingencies
ISS tax litigation	4,413	—	4,413	3,828	—	3,828
Labor litigation	2,055	—	2,055	2,065	—	2,065
Property leasing and other litigation	273	—	273	282	—	282

TOTAL	$20,083	$2,641	$17,442	$19,887	$1,677	$18,210

     Reassessed taxes
     During 1999, 2001 and in the beginning of 2002, certain Brazilian taxes levied on Venbo were not paid. In addition during 2002, Brazilian Social Security Authorities applied penalties against Venbo, by charging certain operating transactions not covered by Venbo’s previous calculation of Social Security contributions. Those debts were renegotiated in different moments and with different levels of Brazilian Government.
     Since June 2002, the Company and its subsidiaries have been paying all its current taxes on a timely basis.
     The tax debt evolution and its current status are summarized as follows:
•	Federal taxes — PAES
          Concerning the unpaid federal taxes and the Social Security penalties, the Company applied to join and was accepted into two subsequent amnesty programs offered by the Brazilian federal government (REFIS during 1999 and PAES during 2003).
          The second amnesty program (PAES) included the balance of the previous federal tax amnesty program (REFIS) and unpaid 2001 and 2002 federal tax, as well as the Social Security penalties. The total debt included in such program is being paid in monthly installments, on a timely basis, equivalent to 1.5% of the Company’s gross sales, with interest accruing at rates set by the Brazilian federal government, which currently are 6.0% per year (6.25% per year in 2008).
          During the first semester of 2009, the Company paid approximately R$1.0 million (0.9 million in the first semester of 2008) related to such Brazilian federal tax amnesty program, including R$0.3 million (R$0.2 million in 2008) of interests.
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
          In February 2005, the Company compared its remaining debt regarding PAES with statements provided by the Brazilian Federal Government. Those statements reported that Company’s total debt would be greater than the figures in the Company’s balance sheet, in the amount of approximately R$3.2 million. During March, 2005, the Company filed a formal request with the Brazilian Federal Authorities, claiming to have its total debt reviewed. Such request, reconciled the amounts the Company had accrued at its accounting books to the amounts reported in the official statement at the same period. The Company believes that the amounts accrued at the balance sheet as of June 30, 2009, total of R$13.3 million (R$13.7 million in December 31, 2008) are correct, however, there is no assurance that the outcome of this situation will derive further liability to the Company. As of June 30, 2009, the difference between such debt at the statements provided by the Brazilian Federal Government and the statements reported by the Company’s was R$5.1 million (R$4.8 million in June 30, 2008).
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

Although the Company is claiming in court that royalty fees should not be considered payment for services rendered and therefore should not be subject to ISS taxation, the Company is depositing monthly with the court the amount claimed by ISS, while awaiting the court’s determination. In addition, the Company has accrued the claimed amounts as of June 30, 2009, total of R$4.4 million (R$3.8 million in December 31, 2008), which the Company’s Management, based on the opinion of its legal advisors, believes is sufficient to face Company’s current tax contingencies.

The referred change in the ISS tax regulations motivated deep debates whether marketing funds and initial fees paid by franchisees could be considered as payment for service rendered by the ISS tax authorities. Because of that, the Company, together with its tax advisors, is adopting measures in order to avoid the charge of ISS against the marketing funds and initial fees.

•	Labor litigations

During 2005, the Company was ordered to pay a fine of approximately R$480,000 to a former employee. Despite the infrequency of this amount in labor processes, the Company is not guarded from receiving other labor claims in such high amount. During 2008 and 2007 the Company received other labor claims from former employees. As of June 30, 2009 the Company’s accounted for liabilities in the amount of R$2.1 million (R$2.0 million in December 31, 2008), which the Company’s Management, based on the opinion of its legal advisors, believes is sufficient to face Company’s current labor contingencies.

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

- A Company’s franchisee has became a permanent debtor of royalties and marketing contributions, and the Company, after failing a great exertion to improve his business, finally decided to interrupt his franchise contract and closed the stores explored by him. After claiming in court, the Company managed to receive the past due amounts from the franchisee and to terminate the original franchise agreement.

This same franchisee alleged in court that the Company was responsible for having offered the operation of a store with guaranteed profitability, but, instead he had operating losses. He claimed to receive a legal indemnity in the amount of R$5.5 million. As per the first instance, the court judged the claim favorable to the franchisee, but reduced the indemnity to R$1.2 million. The Company’s legal advisors understood that his argument contradicts franchise laws and the usual business practices of the Company and appealed. As per the second instance, the court gave another positive outcome to the franchisee, but, again, reducing the compensation; this time to R$450,000. Although still appealing the franchise claim, the Company cannot predict the result of its appeal.

-The owner of the property where the Company held a lease contract for operation of one of the Company’s store (closed in 2002) claimed unpaid monetary restatement on rent for a period of two and a half years in the amount of R$1.0 million. The Company’s lawyers appealed based on a letter dated March, 2002, signed by the owner, clearly stating the debt relief, and on the fact that, the legal time for claiming such kind of right has expired based on Brazilian laws. However, we cannot guarantee a successful result.

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
     Based on an analysis of possible losses, taking into account the applicable litigation and settlement strategies of its legal advisors, the Company believes to have sufficient resource to face current contingencies.
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
     During the first semester of 2009, options to purchase an aggregate of 35,000 (23,750 in June 30, 2008) shares of common stock were exercised, having an aggregate purchase price of $37,100 ($25,175 in June 30, 2008) equivalent to R$85,495 (R$44,033 in June 30, 2008). After those options which were exercised during 2009, the Company has no further exercisable options, under the Company’s Stock Option Plan.
     There were no options canceled or expired during the six months ended June 30, 2009, under the Company’s Stock Option Plan.
     Intrinsic value for stock options is defined as the difference between the current market value and the exercise price. The total intrinsic value of stock options exercised during the first semester ended June 30, 2009 was approximately $94,150 (approximately $233,550 in June 30, 2008).

NOTE 5 — TREASURY STOCK
     During the last quarter of 2004, the Company’s Board of Directors approved a stock repurchase plan covering the repurchase of as many as 200,000 shares of its own common stock. The plan goal is to optimize the cash generated in the United States and its repurchase limit has been increased by 200,000 shares on October 18, 2006.
     During the first semester of 2009, the Company repurchased a total amount of 38,915 shares under the referred stock repurchase plan. During the first semester of 2008, the Company repurchased 51,450 shares related to such plan.
     During the semester ended June 30, 2009, the Company’s total disbursement for these stock purchases totaled R$283.5 thousand. The Company’s accumulated disbursement for these transactions is R$1.9 million and is accounted for as a deduction of Paid in Capital, in the Shareholders’ Equity section of the accompanying balance sheets.
NOTE 6 — SEGMENT INFORMATION
     Through our wholly-owned subsidiary Venbo, which conducts business under the trade name “Bob’s”, we own and, directly and through franchisees, operate the second largest fast food hamburger restaurant chain in Brazil. Since April 2007, we operate, through our wholly-owned subsidiary CFK, the KFC’s brand in Brazil. Since December 2008, we operate, through our subsidiary IRB, the Pizza Hut’s brand in Brazil.
     Currently the majority of Company’s operations are concentrated at the southeast region of Brazil. All 14 Pizza Hut point of sales operated by the Company, as well as all 10 point of sales under KFC brand, are located at this region. Regarding Bobs brand, as of June 30, 2009, from the total of 61 Company own-operated point of sales, 60 were located at the southeast region which provided 98.3% of total Net Revenues from Own-operated Restaurants. In addition, from the total of 591 franchise-operated point of sales, 339 were located at the same region, which provided 54.5% Net Revenues from Franchisees.

     Besides the Brazilian operations, the Bob’s brand is also present, through franchisees, in Angola, Africa. These operations are not material to our overall results.
     The following tables present the Company’s revenues, costs/expenses and operating income per segment:

	Results from own-stores operations
	Six months ended June 30,		Three months ended June 30,
R$ 000’	2009	2008	2009	2008

Revenues	68,330	39,167	33,356	18,539
Cost and expenses	(65,261)	(40,975)	(31,028)	(19,785)

Operating margin	3,069	(1,808)	2,328	(1,246)

	Results from franchise operations
	Six months ended June 30,		Three months ended June 30,
R$ 000’	2009	2008	2009	2008

Revenues	11,028	10,116	4,936	5,151
Cost and expenses	(4,210)	(2,854)	(2,221)	(1,684)

Operating margin	6,818	7,262	2,715	3,467

     Own-stores operation conducted by the Company provided the following figures per brand:

									Results from
	Results from Bob’s				Results from KFC’s				Pizza Hut’s
	brand operations				brand operations				brand operations
	Six months				Six months				Six months
	ended June 30,				ended June 30,				ended June 30,
R$ 000’	2009		2008		2009		2008		2009

Revenues	R$	38,193	R$	34,348	R$	7,745	R$	4,819	R$	22,392
Food, Beverage and Packaging		(14,469)		(13,340)		(3,046)		(1,942)		(7,060)
Payroll & Related Benefits		(9,120)		(9,865)		(2,081)		(1,230)		(5,111)
Occupancy expenses		(4,406)		(4,035)		(1,121)		(749)		(2,076)
Contracted Services		(4,873)		(4,272)		(1,198)		(720)		(2,448)
Depreciation and Amortization		(1,372)		(966)		(347)		(328)		(485)
Royalties charged		—		—		—		—		(1,365)
Other Store Costs and Expenses		(2,993)		(3,399)		(274)		(129)		(1,416)

Total Own-stores cost and expenses		(37,233)		(35,877)		(8,067)		(5,098)		(19,961)

Operating margin	R$	960	R$	(1,529)	R$	(322)	R$	(279)	R$	2,431

     There are no Pizza Hut’s figures for the period of six months ended June 30, 2008, since its operations started on December 01, 2008.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion is intended to help the reader understand the results of operations, financial condition, and cash flows of the Company. This discussion is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to the financial statements.
Special Note About Forward-Looking Statements
     Certain statements in Management’s Discussion and Analysis (“MD&A”), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the company’s Annual Report on Form 10-K for the year ended December 31, 2009. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.
OUR BUSINESS
     References to “we”, “us” or the “Company” are to Brazil Fast Food Corp.
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
     In December, 2006, the Company started an expansion of its activities by developing a multi-brand program of its fast-food chain and set up BFFC do Brasil (formerly 22N Participações Ltda), via the capital contribution of the equity interest it held in Venbo. BFFC do Brasil has been established with the purpose to be the Company’s holding enterprise in Brazil.
     In 2007, the Company, through BFFC do Brasil, signed agreements with Yum!, through which BFFC acquired CFK (formerly Clematis Indústria e Comércio de Alimentos e Participações Ltda.), a Brazilian limited liability company that conducts business under the trade name “KFC” (four stores at that time) in Brazil. Also through such agreement, the Company became KFC’s agent in that country, with the commitment of locally develop and expand KFC brand, as well as assume the supervision and control of KFC’s local franchise chain.

     In August 2008, the Company, also through its holding company in Brazil, signed another agreement with Yum! and acquired 60% of Internacional Restaurantes do Brasil (“IRB”), a Brazilian company which operates 14 Pizza Hut restaurants and 4 In Bocca al Lupo Café (a Coffee concept brand)in the city of São Paulo. IRB’s restaurants started operating as part of BFFC in the beginning of December, 2008.
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
     In their majority, Revenues consist of sales by Company-operated restaurants and fees from restaurants operated by franchisees. These fees primarily include initial fees and royalties that are based on a percentage of sales.

RESULTS OF OPERATIONS — COMPARISON OF THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Amount in thousand of Brazilian Reais)
     The following table sets forth statement of operations for the three and six months ended June 30, 2009 and 2008. All the operating figures were stated as a percentage of total revenues. However the specific discussions of store cost and expenses and franchise expenses also include the evolution of such figures stated as a percentage of Net revenues from own-operated restaurants and Net Franchise Revenues, respectively.

	6 Months			6 Months			3 Months			3 Months
	Ended			Ended			Ended			Ended
R$ 000’	30-Jun-09%			30-Jun-08%			30-Jun-09%			30-Jun-08%
REVENUES
Net Revenues from Own-operated Restaurants	R$	68,330	79.3%	R$	39,167	71.2%	R$	33,356	79.5%	R$	18,539	72.5%
Net Revenues from Franchisees		11,028	12.8%		10,116	18.4%		4,936	11.8%		5,151	20.2%
Revenues from Supply Agreements		4,476	5.2%		4,126	7.5%		2,128	5.1%		1,378	5.4%
Other Income		2,307	2.7%		1,573	2.9%		1,545	3.7%		486	1.9%

TOTAL REVENUES		86,141	100.0%		54,982	100.0%		41,965	100.0%		25,554	100.0%
OPERATING COST AND EXPENSES
Store Costs and Expenses		(65,261)	-75.8%		(40,975)	-74.5%		(31,028)	-73.9%		(19,785)	-77.4%
Franchise Costs and Expenses		(4,210)	-4.9%		(2,854)	-5.2%		(2,221)	-5.3%		(1,684)	-6.6%
Marketing Expenses		(1,928)	-2.2%		(220)	-0.4%		(1,507)	-3.6%		316	1.2%
Administrative Expenses		(9,813)	-11.4%		(7,530)	-13.7%		(4,969)	-11.8%		(3,660)	-14.3%
Other Operating Expenses		(1,299)	-1.5%		(1,111)	-2.0%		(454)	-1.1%		(744)	-2.9%
Net result of assets sold and impairment of assets		(128)	-0.1%		(24)	0.0%		(116)	-0.3%		(7)	0.0%

TOTAL OPERATING COST AND EXPENSES		(82,639)	-95.9%		(52,714)	-95.9%		(40,295)	-96.0%		(25,564)	-100.0%

OPERATING INCOME		3,502	4.1%		2,268	4.1%		1,670	4.0%		(10)	0.0%

Interest Income (Expense)		(2,107)	-2.4%		(47)	-0.1%		(1,299)	-3.1%		49	0.2%

NET INCOME BEFORE INCOME TAX		1,395	1.6%		2,221	4.0%		371	0.9%		39	0.2%

Income taxes		336	0.5%		(153)	-0.4%		359	1.1%		—	0.0%

NET INCOME BEFORE MINORITY INTEREST		1,731	2.5%		2,068	5.3%		730	2.2%		39	0.2%

MINORITY INTEREST		(258)	-0.4%		—	0.0%		(380)	-1.1%		—	0.0%

NET INCOME		1,473	2.2%		2,068	5.3%		350	1.0%		39	0.2%

Introduction
     Following the first quarter of 2009, during the three-month period ended June 30, 2009, the Company’s operations had overall increase of retail, despite the world financial crisis. However, the Company believes that, in Brazil, the financial crisis affected industries (durable and semi-durable goods) more intensely than the retail market. Credit facilities to consumers had been reduced until the end of the first semester of 2009 and we believe during this period consumer spending was driven to the retail market. Such economic environment affected positively the Company’s operations during the first semester of 2009.
Net Revenues from Own-Operated Restaurants
     Net restaurant sales for our company-owned retail outlets increased R$29.2 million or 74.5%, to R$68.3 million for the six months ended June 30, 2009 as compared to R$39.2 million for the six months ended June 30, 2008.
     Net restaurant sales for our company-owned retail outlets increased R$14.8 million or 79.9%, to R$33.4 million for the three months ended June 30, 2009 as compared to R$18.5 million for the three months ended June 30, 2008.
     Under the criteria of same store sales, which only includes stores that have been open for more than one year, net restaurant sales increased approximately 6.3% (Bobs brand) and 11.9% (KFC brand) for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008.
     Same store sales decreased approximately 2.91% (Bobs brand) and increased approximately 2.4% (KFC brand) for the six months ended June 30, 2009 as compared to the three months ended June 30, 2008.
     Overall restaurant sales increased due to (i) the economic issues discussed above; (ii) due to the increase in number of point of sales from 61 (57 Bobs brand and 4 KFC brand) at June30, 2008 to 71 (61 Bobs’ brand and 10 KFC’s brand) at June 30, 2009; and the beginning of Pizza Hut brand operation on December, 2008, which brought 14 new points of sales with additional restaurant revenues of approximately R$22.4 million.
     In addition, intensive marketing campaigns including some of the most important products such as “Ovomaltine” milkshake and “Big Bob” hamburger, joined to new incentives to store personnel, impacted positively restaurant sales.
Net Franchise Revenues
     Net Franchise revenues are comprised of initial fees (amount due at the signing of a new franchise contract) and royalty fees (derived from a percentage on the sales of the stores operated by franchisees), as set forth below:

	Six months ended June, 30
R$’000	2009	2008
Net Franchise Royalty Fees	10,333	8,816
Initial Fee	695	1,300

Net Franchise Revenues	11,028	10,116

     Net franchise revenues increased R$0.9 million or 9.0%, to R$11.0 million for the six months ended June 30, 2009 from R$10.1 million for the six months ended June 30, 2008.
     This increase is attributable to the growth of Company’s franchise business from 542 retail outlets as of June 30, 2008 to 591 as of June 30, 2009.
     Net franchise revenues decreased R$0.2 million or 4.2%, to R$4.9 million for the three months ended June 30, 2009 from R$5.1 million for the three months ended June 30, 2008.
     This decrease during the second quarter of 2009 as compared to the same period of the 2008 is due to a lower number of new franchise contracts signed during 2009, which reduced initial fee income. This reduction is attributable to a higher level of caution from franchisees concerning investments on new franchised stores, due to world financial crisis.
     Up to current date, the franchise activity is only operated by Bobs brand.
     In addition of royalty fees and initial fees, the Company receives from franchisees marketing contributions which represent franchise contributions to finance corporate marketing investments and are accounted for as discussed at Marketing (Expenses) Income.

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
Store Costs and Expenses
     As a percentage of Total revenues, Store costs and expenses were (75.8%) and (74.5%) for the semesters ended June 30, 2009 and 2008, respectively.
     As a percentage of Total revenues, Store costs and expenses were (73.9%) and (77.4%) for the quarters ended June 30, 2009 and 2008, respectively.
     Analyzing as a segment (own-stores operations), Store cost and expenses had the following evolution towards Net revenues from own-operated restaurants:
Food, Beverage and Packaging Costs
     As a percentage of Net revenues from own-operated restaurants, food, beverage and packaging costs were (36.0%) and (39.0%) for the six months ended June 30, 2009 and 2008, respectively.
     As a percentage of Net revenues from own-operated restaurants, food, beverage and packaging costs were (36.3%) and (39.9%) for the three months ended June 30, 2009 and 2008, respectively.
     Concerning Bob’s brand the cost of food, beverage and packaging was impacted by increases of the purchase price of almost all main products: bread, meat and chicken hamburger, French fries and soft drinks.
     Regarding KFC’s brand the cost of food, beverage and packaging was also impacted by increases of the purchase price of some products: chicken, beans and French fries and soft drinks.
     The decrease of percentage is mainly due to better gross margin operated by Pizza Hut restaurants.
     The reduction of costs related to logistics and distribution of our main raw materials partially offset the cost increases.

Payroll & Related Benefits
     As a percentage of Net revenues from own-operated restaurants, store payroll and related benefits decreased from (28.3%) for the six months ended June 30, 2008 to (23.9%) for the same period ended June 30, 2009.
     As a percentage of Net revenues from own-operated restaurants, store payroll and related benefits decreased from (29.7%) for the three months ended June 30, 2008 to (23.8%) for the same period ended June 30, 2009.
     Payroll & Related Benefits decreases are mainly due to reduction of the work force at Bobs outlets. Such decrease was partially offset by increase in salaries at KFC outlets and due to higher salaries paid at Pizza Hut’s restaurants as compared to other Company’s brand.
Restaurant Occupancy Costs and Other Expenses
     Restaurant occupancy costs and other expenses expressed as a percentage of Net revenues from own-operated restaurants were approximately (11.1%) and (12.2%) for the six months ended June 30, 2009 and 2008, respectively.
     Restaurant occupancy costs and other expenses expressed as a percentage of Net revenues from own-operated restaurants were approximately (11.4%) and (12.9%) for the three months ended June 30, 2009 and 2008, respectively.
     Restaurant occupancy costs decrease is mainly due to reduction of rent costs on renewals as well as lower cost negotiated on recently open KFC outlets.
Contracted Services
     Expenses related to contracted services expressed as a percentage of Net revenues from own-operated restaurants were approximately (12.5%) and (12.7%) for the six months ended June 30, 2009 and 2008, respectively.
     Expenses related to contracted services expressed as a percentage of Net revenues from own-operated restaurants were approximately (9.9%) and (12.2%) for the three months ended June 30, 2009 and 2008, respectively.
     These decreases are mainly attributable to the reduction of money collection costs, as well as maintenance and utilities costs.
Depreciation and Amortization
     As a percentage of Net revenues from own-operated restaurants, depreciation and amortization were approximately (3.2%) and (3.3%) for the six months ended June 30, 2009 and 2008, respectively.
     As a percentage of Net revenues from own-operated restaurants, depreciation and amortization were approximately (2.9%) and (3.5%) for the three months ended June 30, 2009 and 2008, respectively.
     Depreciation and amortization costs kept almost at the same level from 2008 to 2009.

Other Store Cost and Expenses
     Other store cost and expenses expressed as a percentage of Net revenues from own-operated restaurants were approximately (8.9%) and (9.0%) for the six months ended June 30, 2009 and 2008, respectively.
     Other store cost and expenses expressed as a percentage of Net revenues from own-operated restaurants were approximately (8.5%) and (8.6%) for the quarter ended June 30, 2009 and 2008, respectively.
     Other store cost and expenses kept almost at the same level from 2008 to 2009.
Franchise Costs and Expenses
     As a percentage of Total Revenues, Franchise costs and expenses were (4.9%) and (5.2%) for the semesters ended June 30, 2009 and 2008, respectively.
     As a percentage of Total Revenues, Franchise costs and expenses were (5.3%) and (6.6%) for the quarters ended June 30, 2009 and 2008, respectively.
     Analyzing as a segment (franchise operations), Franchise costs and expenses had the following evolution towards Net Franchise revenues:

	6 Months		6 Months		3 Months		3 Months
	Ended		Ended		Ended		Ended
R$ 000’	30-Jun-09%		30-Jun-08%		30-Jun-09%		30-Jun-08%
FRANCHISE RESULTS

Net Revenues from Franchisees	11,028	100.0%	10,116	100.0%	4,936	100.0%	5,151	100.0%
Franchise Costs and Expenses	(4,210)	-38.2%	(2,854)	-28.2%	(2,221)	-45.0%	(1,684)	-32.7%

FRANCHISE OPERATING INCOME	6,818	61.8%	7,262	71.8%	2,715	55.0%	3,467	67.3%

     Franchise cost and expenses expressed as a percentage net franchise revenues were approximately (38.2%) and (28.2%) for the periods of six months ended June 30, 2009 and 2008, respectively.
     Franchise cost and expenses expressed as a percentage net franchise revenues were approximately (45.0%) and (32.7%) for the periods of three months ended June 30, 2009 and 2008, respectively.
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
     In general, franchisees monthly contribute with 4.0% of their monthly gross sales to the marketing fund, and since 2006, the Company is also committed to contribute with 4.0% of its own-operated restaurant monthly gross sales (sales derived from special events are not subject to such contribution). These contributions can be deducted by an amount previously agreed with the Company’s franchisees, today of around 10.0% of the total marketing fund contributions, to balance the Company’s marketing department expenses. However, the total of marketing investments may be greater than 4.0% of combined sales, if there is any supplier additional contribution (joint marketing programs) or if the Company use additional own cash on marketing advertising and promotion.
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
     The marketing fund expenses on advertising and promotions is recognized as incurred and amounted R$11.7 million and R$9.8 million for the six months ended June 30, 2009 and 2008, respectively.
     The marketing fund resources are not required to be invested during the same month or year that they were received, but they must be used in subsequent periods.
     The balance of non-invested marketing fund as of June 30, 2009 amounts R$1.5 million and is recorded as accounts payable accrued expenses at the balance sheet.
     As a percentage of total revenues, marketing expenses were approximately (3.6%) and 1.2% for the three months ended June 30, 2009 and 2008, respectively.
     As a percentage of total revenues, marketing expenses were approximately (2.2%) and (0.4%) for the six months ended June 30, 2009 and 2008, respectively.
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
     The balances presented on June 30, 2009 in the caption Marketing Fund represent contributions made by Venbo and by the franchisees, but not used in campaigns yet, thus, these balances are, as agreed with the franchisees chain, an obligation of Venbo on that date.
     The positive amount corresponds to a balance of the marketing fund that belongs to the Company as extra-payment of the administration of the fund.

General and Administrative Expenses
     As a percentage of total revenues, general and administrative expenses were approximately (11.4%) and (13.7%) for the six months ended June 30, 2009 and 2008, respectively.
     As a percentage of total revenues, general and administrative expenses were approximately (11.8%) and (14.3%) for the three months ended June 30, 2009 and 2008, respectively.
     This decrease is attributable to the optimization of administrative structure of personnel in the three brands conducted Pizza Hut, Bobs and KFC, the first effort done to obtain the synergy from the three brand joint administration.
Other Operating Expenses
     Other operating expenses are mainly comprised of uncollectible receivables, depreciation, preopening and non recurring expenses.
     Other operating expenses expressed as a percentage of Total revenues were (1.5%), for the six months ended June 30, 2009 and (2.0%) for the six months ended June 30, 2008.
     Other operating expenses expressed as a percentage of Total revenues were (1.1%), for the three months ended June 30, 2009 and (2.9%) for the three months ended June 30, 2008.
     The following table sets forth the breakdown of Other Operating Expenses:

	Six months ended
	June 30,
R$ 000’	2009		2008
Uncollectable receivables	R$	(228)	R$	(602)
Depreciation of Headquarters’ fixed assets		(325)		(355)
Preopening and other expenses		(746)		(154)

	R$	(1,299)	R$	(1,111)

Impairment of Assets and Net Result of Assets Sold
     The Company usually reviews its fixed assets in accordance with SFAS 144, which requires that long-lived assets being disposed of be measured at the lower of carrying amount or fair value less cost to sell.
     During the semesters ended June 30, 2009 and 2008, Company’s review in accordance with SFAS 144, derived charge to the income statement of respectively R$128 thousand and R$24 thousand.

Interest Expense
     As a percentage of net restaurant sales, net interest expenses were approximately (2.4%) and (0.1)% for the six months ended June 30, 2009 and 2008, respectively.
     As a percentage of net restaurant sales, net interest expenses were approximately (3.1%) and 0.2% for the three months ended June 30, 2009 and 2008, respectively.
     The increase during 2009 is due to higher interest rates in 2009 and due to increase of Company’s indebtedness, mainly related to Pizza Hut acquisition.
Income Taxes
     As a percentage of net restaurant sales, income taxes were approximately 0.5% and (0.4%) for the six months ended June 30, 2009 and 2008, respectively.
     As a percentage of net restaurant sales, income taxes were approximately 1.1% and 0.0% for the three months ended June 30, 2009 and 2008, respectively.
     During the second quarter of 2009, the Company revised its computation of provision for taxes on IRB income and such review derived a positive adjustment of approximately R$0.4 million.

LIQUIDITY AND CAPITAL RESOURCES (Amounts in thousand of Brazilian reais)
A) Introduction
     Since March 1996, we have funded Company’s cumulative operating losses of approximately R$38.4 million and made acquisitions of businesses and capital improvements (including remodeling of Company’s stores) by using cash remaining at the closing of Company’s acquisition of Venbo, by borrowing funds from various sources and from private placements of Company’s securities. As of June 30, 2009, we had cash on hand of approximately R$14.5 million — which includes investments funds of R$8.9 million — and a working capital deficit of approximately R$7.9 million.
     Negative working capital has been shown in Company’s financial statements for several years. In the past, debts denominated in currency other than Brazilian Reais have increased with maxi devaluation of the Brazilian Real in the beginning of 1999. A sequence of years with reduced sales, mainly due to a weak economic environment in Brazil, has worsened the situation and the Company was not able to pay some of its obligations, including taxes. In the following years those past due taxes were renegotiated with different levels of Brazilian Government and were parceled.
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
     For the quarter ended June 30, 2009, we had net cash provided by operating activities of R$7.1 million (R$8.7 million in 2008), net cash used in investing activities of R$5.8 million (R$2.3 million in 2008) and net cash provided by financing activities of R$2.8 million (R$3.4 million used in 2008). Net cash used in investing activities was primarily the result of Company’s investment in property and equipment to improve Company’s retail operations, mainly setting up new own-operated KFC stores. Net cash used in financing activities was mainly the result of repayments to financial institutions which funded IRB acquisition.
     The Company has also invested in the financial market approximately R$1.9 million, re-purchasing 328,125 shares that had considerably increased their value according to the over the counter market where they are negotiated.

B) Debt Obligation — financial institutions
     As of June 30 2009, the Company had debt obligation with financial institutions as follows:

	June 30,		December 31,
R$ 000’	2009		2008
Revolving lines of credit (a)	R$	10,406	R$	4,641
Leasing facilities (b)		2,464		3,257
Other loan (c)		11,528		13,737

		24,398		21,635

Less: current portion		(13,009)		(10,536)

	R$	11,389	R$	11,099

At June 30, 2009, future maturities of notes payable are as follows:

R$ 000’
Remaining 2009	R$	8,442
2010		7,368
2011		5,620
2012		2,968

	R$	24,398

a) A portion of such debt obligation (R$4,1 million) is due on demand from two Brazilian financial institutions with interest rates of approximately 19.1%p.y. Another portion (R$6.3 million) is payable in different terms to three Brazilian financial institutions. The first of them is payable in four installments of R$115,000, plus interests of 17.7%p.y. The second one is payable in six installments of R$125,000, plus interests of 18.1%p.y. Other three loans have repayment ranging from 34 to 36 monthly installments, averaging R$55,000, plus average interest of 15%p.y. All debts of this category are collateralized by certain officers and receivables.
(b) Comprised of various lease facilities with Brazilian private institutions for the funding of store equipment; payable in a range from 4 to 28 monthly payments, together with interests range from 14.3% p.y. to 23.4% p.y. All debts of this category are collateralized by assets leased.
(c) 4 loans contracted within UBS Pactual related to the acquisition of Pizza Hut business in Brazil (note 1). Repayment of those loans range from 18 to 42 monthly installments, averaging R$286,000, plus average interest of 20%p.y. Loan is guaranteed by Company’s financial funds.
The carrying amount of notes payable approximates fair value at June 30, 2009 because they are at market interest rates.

C) Debt Obligation — taxes
     During 1999, 2001 and in the beginning of 2002, certain Brazilian taxes levied on Venbo were not paid. In addition during 2002, Brazilian Social Security Authorities applied penalties against Venbo, by charging certain operating transactions not covered by Venbo’s previous calculation of Social Security contributions. Those debts were renegotiated in different moments and with different levels of Brazilian Government.
     Since June 2002, the Company and its subsidiaries have been paying all its current taxes on a timely basis.
     The tax debt evolution and its current status are summarized as follows:
•	Federal taxes — PAES
     Concerning the unpaid federal taxes and the Social Security penalties, the Company applied to join and was accepted into two subsequent amnesty programs offered by the Brazilian federal government (REFIS during 1999 and PAES during 2003).
     The second amnesty program (PAES) included the balance of the previous federal tax amnesty program (REFIS) and unpaid 2001 and 2002 federal tax, as well as the Social Security penalties. The total debt included in such program is being paid in monthly installments, on a timely basis, equivalent to 1.5% of the Company’s gross sales, with interest accruing at rates set by the Brazilian federal government, which currently are 6.0% per year (6.25% per year in 2008).
     During the first semester of 2009, the Company paid approximately R$1.0 million (0.9 million in the first semester of 2008) related to such Brazilian federal tax amnesty program, including R$0.3 million (R$0.2 million in 2008) of interests.
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
     In February 2005, the Company compared its remaining debt regarding PAES with statements provided by the Brazilian Federal Government. Those statements reported that Company’s total debt would be greater than the figures in the Company’s balance sheet, in the amount of approximately R$3.2 million. During March, 2005, the Company filed a formal request with the Brazilian Federal Authorities, claiming to have its total debt reviewed. Such request, reconciled the amounts the Company had accrued at its accounting books to the amounts reported in the official statement at the same period. The Company believes that the amounts accrued at the balance sheet as of June 30, 2009, total of R$13.3 million (R$13.7 million in December 31, 2008) are correct, however, there is no assurance that the outcome of this situation will derive further liability to the Company. As of June 30, 2009, the difference between such debt at the statements provided by the Brazilian Federal Government and the statements reported by the Company’s was R$5.1 million (R$4.8 million in June 30, 2008).
     For the remaining period of 2009, we expect to pay approximately R$1.3 million pursuant to the federal tax amnesty program.

D) Other Obligations
     We also have long-term contractual obligations in the form of operating lease obligations related to Company’s owned and operated stores.
     The future minimum lease payments under those obligations with an initial or remaining noncancelable lease terms in excess of one year at June 30, 2009 are as follows:

R$ 000’
	Contratual
Fiscal Year	Leases
Remaining 2009	R$	3,059
2010		3,345
2011		2,885
2012		1,273
2013		864
Thereafter		1,346

	R$	12,772

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
     We have estimated that our capital expenditures for the fiscal year of 2009, which will be used to maintain and upgrade our current restaurant network, provide new investments on restaurant equipment, as well as expand KFC chain in Brazil through own-operated stores and start up Doggis’ operations, will be of approximately R$12.3 million. During 2009, we intend to focus our efforts on expanding both the number of our franchisees and the number of our franchised retail outlets, neither of which are expected to require significant capital expenditures. In addition, such expansion will provide income derived from initial fees charged to new franchised locations.
     As discussed above, we have contractual obligations in different forms. The following table summarizes our contractual obligations and financial commitments, as well as their aggregate maturities.

R$ 000’
	Contratual
Fiscal Year	Leases		Fiscal Debt		Loans Payable		Total
Remaining 2009	R$	3,059	R$	1,321	R$	8,442	R$	12,822
2010		3,345		2,641		7,368		13,354
2011		2,885		2,641		5,620		11,146
2012		1,273		2,641		2,968		6,882
2013		864		2,641		—		3,505
Thereafter		1,346		1,458		—		2,804

	R$	12,772	R$	13,342	R$	24,398	R$	50,512

     Lease obligations are usually restated in accordance to Brazilian inflation (see disclose the latest recent annual rates at Background, ITEM 7 of this report). Fiscal debts are due with interests, which rates are discussed on letter C above. All the amounts disclosed on the previous tables include interest incurred up to June 30, 2009 on an accrual basis.
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
     We annually review our financial reporting and disclosure practices and accounting policies to ensure that they provide accurate and transparent information relative to the current economic and business environment. We believe that of our significant accounting policies (See the Notes to Consolidated Financial Statements or summary of significant accounting policies more fully described in pages F-8 through F-36) , the following involve a higher degree of judgment and/or complexity
Constant currency restatement
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
     In general, franchisees monthly contribute with 4.0% of their gross sales to the marketing fund, and since 2006, the Company is also committed to invest 4.0% of its own-operated restaurant sales (sales derived from special events are not subject to such contribution). These contributions can be deducted by an amount previously agreed with the Company’s franchisees, today of around 10.0% of the total marketing fund contributions, to balance the Company’s marketing department expenses. However, the total of marketing investments may be greater than 4.0% of combined sales, if there is any supplier additional contribution (joint marketing programs) or if the Company use additional own cash on marketing programs.
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

     In April 2009, the FASB issued FASB Staff Position No. FAS 107-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”). FSP FAS 107-1 requires expanded fair value disclosures for all financial instruments within the scope of FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments.” These disclosures will now be required for interim periods for publicly traded entities. In addition, entities will be required to disclose the methods and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim basis. The adoption of FSP FAS 107-1 did not have material impact in its consolidated financial statements.
OFF-BALANCE SHEET ARRANGEMENTS
We are not involved in any off-balance sheet arrangements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     We finance a portion of our operations by issuing debt and entering into bank credit facilities. These debt obligations expose us to market risks, including foreign currency exchange risk and changing CDI-based interest rate risk. CDI is a daily variable interest rate used by Brazilian Banks. CDI rate is linked to Brazilian equivalent Federal Reserve fund rates and its fluctuation is similar to those observed in international financial market.
     A portion of our purchase commitments are denominated in U.S. Dollars, while our operating revenues are denominated in Brazilian Reais. We have extinguished all of our debt denominated in US$ during 2003. Fluctuations in exchange rates between the Real and the U.S. Dollar expose us to significant foreign exchange risk.
     We had R$22.2 million of variable rate debt outstanding at June 30, 2009, and R$18.4 million outstanding at December 31, 2008. Based on the amounts outstanding, a 100 basis point change in interest rates would result in an approximate change to interest expense of $0.25 million at June 30, 2009, and $0.4 million at December 31, 2008. We attempt, when possible, to protect our revenues from foreign currency exchange risks by periodically adjusting our selling prices in Reais.
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
ITEM 4. CONTROLS AND PROCEDURES.
     Under the supervision and with the participation of management, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer, Ricardo Bomeny, who is also our acting Principal Financial Officer has concluded that, as of June 30, 2009, these disclosure controls and procedures were effective in timely alerting him to material information relating to our company required to be included in our periodic SEC reports. During our last fiscal quarter, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
     Neither we nor our subsidiaries are currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or our subsidiaries. From time to time, we or our subsidiaries may be a party to certain legal proceedings incidental to the normal course of our business. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.
ITEM 1A. RISK FACTORS.
     There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008 that was filed with the Securities and Exchange Commission on April 9, 2009.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
     During the semester ended June 30, 2009, the Company repurchased a total of 38,915 shares of common stock for US$125 thousand, equivalent to R$283 thousand.
Issuer Purchase of Equity Securities during the six months ended June 30, 2009.

			(c) Total Number of
			Shares Purchased As	(d) Maximum Number of
	(a) Total Number	(b) Average	Part of Publicly	Shares that May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased	Per Share	or Programs	Plan or Programs

January 1 to January 31, 2009	—	—	—	110,790
February 1 to February 28, 2009	4,145	3.443	4,145	106,645
March 1 to March 31, 2009	11,300	3.378	11,300	95,345
Total Q1 2009	15,445	2.274

April 1 to April 30, 2009	6,075	3.006	6,075	89,270
May 1 to May 31, 2009	9,575	3.031	9,575	79,695
June 1 to June 30, 2009	7,820	3.284	7,820	71,875
Total Q2 2009	23,470	3.107

Total 1st semester 2009	38,915	2.690	7,820	71,875

     Up to the semester ended June 30, 2009, the Company repurchased a total of 328,125 shares of common stock for US$932 thousand, equivalent to R$1.9 million.
Issuer Purchase of Equity Securities during the twelve months ended December 30, 2008.

			(c) Total Number of
			Shares Purchased As	(d) Maximum Number of
	(a) Total Number	(b) Average	Part of Publicly	Shares that May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased	Per Share	or Programs	Plan or Programs

January 1 to January 31, 2008	50	7.780	50	173,460
February 1 to February 28, 2008	500	5.611	500	172,960
March 1 to March 31, 2008	2,500	5.581	2,500	170,460
Total Q1 2008	3,050	5.621	3,050

April 1 to April 30, 2008	26,450	4.766	26,450	144,010
May 1 to May 31, 2008	21,950	5.105	21,950	122,060
June 1 to June 30, 2008	—	—	—	122,060
Total Q2 2008	48,400	4.920	48,400

Total 1st semester 2008	51,450	4.961	51,450	122,060

July 1 to July 31, 2008	—	—	—	122,060
August 1 to August 31, 2008	—	—	—	122,060
September 1 to September 30, 2008	1,170	4.981	1,170	120,890
Total Q3 2008	1,170	4.981	1,170

October 1 to October 30, 2008	10,100	4.552	10,100	110,790
November 1 to November 30, 2008	—	—	—	110,790
December 1 to December 30, 2008	—	—	—	110,790
Total Q4 2008	10,100	4.552	10,100

Total 2nd semester 2008	11,270	4.597	11,270	110,790

Total year 2008	62,720	4.896	62,720

Issuer Purchase of Equity Securities during the twelve months ended December 30, 2007.

			(c) Total Number of
			Shares Purchased As	(d) Maximum Number of
	(a) Total Number	(b) Average	Part of Publicly	Shares that May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased	Per Share	or Programs	Plan or Programs

January 1 to January 31, 2007	—	—	—	198,065
February 1 to February 28, 2007	—	—	—	198,065
March 1 to March 31, 2007	—	—	—	198,065
Total Q1 2007	—	—

April 1 to April 30, 2007	—	—	—	198,065
May 1 to May 31, 2007	23,194	5.191	23,194	174,871
June 1 to June 30, 2007	—	—	—	174,871
Total Q2 2007	23,194	5.191	23,194

Total 1st semester 2007	23,194	5.191	23,194	174,871

July 1 to July 31, 2007	—	—	—	174,871
August 1 to August 31, 2007	—	—	—	174,871
September 1 to September 30, 2007	—	—	—	174,871
Total Q3 2007	—	—

October 1 to October 30, 2007	—	—	—	174,871
November 1 to November 30, 2007	395	7.186	395	174,476
December 1 to December 30, 2007	966	7.066	966	173,510
Total Q4 2007	1,361	7.101	1,361

Total 2nd semester 2007	1,361	7.101	1,361	173,510

Total year 2007	24,555	5.297	24,555

Issuer Purchase of Equity Securities during the twelve months ended December 30, 2006.

			(c) Total Number of
			Shares Purchased As	(d) Maximum Number of
	(a) Total Number	(b) Average	Part of Publicly	Shares that May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased	Per Share	or Programs	Plan or Programs

January 1 to January 31, 2006	10,000	1.546	10,000	288,100
February 1 to February 28, 2006	6,000.00	1.500	6,000	282,100
March 1 to March 31, 2006	—	—	—	282,100

Total Q1 2006	16,000	1.529	16,000

April 1 to April 30, 2006	—	—	—	282,100
May 1 to May 31, 2006	—	—	—	282,100
June 1 to June 30, 2006	37,000.00	3.200	37,000	245,100

Total Q2 2006	37,000.00	3.200	37,000.00

Total 1st semester 2006	53,000	2.695	53,000	245,100

July 1 to July 31, 2006	—	—	—	245,100
August 1 to August 31, 2006	—	—	—	245,100
September 1 to September 30, 2006	30,035	2.884	30,035	215,065

Total Q3 2006	30,035	2.884	30,035
October 1 to October 30, 2006	10,000	2.816	10,000	205,065
November 1 to November 30, 2006	7,000	2.772	7,000	198,065
December 1 to December 30, 2006	—	—	—	198,065

Total Q4 2006	17,000	2.798	17,000

Total 2nd semester 2006	47,035	2.853	47,035	198,065

Total year 2006	100,035	1.496	100,035
Issuer Purchase of Equity Securities during the twelve months ended December 30, 2005.

			(c) Total Number of
	(a) Total		Shares Purchased As	(d) Maximum Number of
	Number	(b) Average	Part of Publicly	Shares that May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased	Per Share	or Programs	Plan or Programs

January 1 to January 31, 2005	—	—	—	400,000
February 1 to February 28, 2005	9,800	0.610	9,800	390,200
March 1 to March 31, 2005	—	—	—	390,200

Total Q1 2005	9,800	0.610	9,800

April 1 to April 30, 2005	29,900	0.618	29,900	360,300
May 1 to May 31, 2005	1,500	0.647	1,500	358,800
June 1 to June 30, 2005	—	—	—	358,800

Total Q2 2005	31,400	0.619	31,400

Total 1st semester 2005	41,200	0.617	41,200	358,800

July 1 to July 31, 2005	—	—	—	358,800
August 1 to August 31, 2005	2,500	0.947	2,500	356,300
September 1 to September 30, 2005	15,600	0.965	15,600	340,700

Total Q3 2005	18,100	0.962	18,100

October 1 to October 30, 2005	10,700	0.921	10,700	330,000
November 1 to November 30, 2005	31,900	1.240	31,900	298,100
December 1 to December 30, 2005	—	—	—	298,100

Total Q4 2005	42,600	1.160	42,600

Total 2nd semester 2005	60,700	1.101	60,700	298,100

Total year 2005	101,900	0.905	101,900

ITEM 6. EXHIBITS.
Exhibits

Number	Title
31.1	Certification by Ricardo Figueiredo Bomeny, Chief Executive Officer and acting Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Ricardo Figueiredo Bomeny, Chief Executive Officer and acting Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 14, 2009

BRAZIL FAST FOOD CORP.
By:	/s/ Ricardo Figueiredo Bomeny
Ricardo Figueiredo Bomeny
Chief Executive Officer and acting Chief Financial Officer