Form 10-K/A
period 2008-12-31
BRAZIL FAST FOOD CORP
filed 2009-08-24
CIK 914537

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑
     As of August 24, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $9,292,506, computed by reference to the average bid and asked price of such common stock.
8,472,927
(Number of shares outstanding of the Registrant’s common stock as of August 24, 2009)
     Document incorporated by reference: see Explanatory Note below

Page

EXPLANATORY NOTE	2

ITEM 9A. CONTROLS AND PROCEDURES	2
EX-31.1
EX-32.1

EXPLANATORY NOTE
This Amendment No. 2 on Form 10-K/A amends Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2008, which the Registrant previously filed with the Securities and Exchange Commission on April 9, 2009. The Registrant is filing this amendment for the sole purpose of revising the information in Part II, Item 9A, which information was previously incorrect.
ITEM 9A. CONTROLS AND PROCEDURES
Management’s Report on Internal Control over Financial Reporting
Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure. Under the supervision and with the participation of our management, including Mr. Ricardo Figueiredo Bomeny, our chief executive officer and acting chief financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). On the basis of this review, Mr. Bomeny has concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective to give reasonable assurance that the information required to be disclosed in our reports filed with the Securities and Exchange Commission, or SEC, under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and acting chief financial officer, in a manner that allows timely decisions regarding required disclosure.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
To the Shareholders of
Brazil Fast Food Corp. and subsidiaries
We have audited Brazil Fast Food Corp. and subsidiaries internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Brazil Fast Food Corp. and subsidiaries management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
As indicated in Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the controls of IRB — Internacional Restaurantes do Brasil, which was acquired on December, 2008, and which is included in the consolidated balance sheet of Brazil Fast Food Corp. and subsidiaries as of December 31, 2008, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year ended December 31, 2008. IRB — Internacional Restaurantes do Brasil financial statements constituted total assets and liabilities of approximately 20% and 17%, respectively, and revenues and operating earnings of approximately 4% and 2%, respectively, of the related consolidated financial statements amounts as of and for the month ended December 31, 2008. Management did not assess the effectiveness of internal control over financial reporting of IRB — Internacional Restaurantes do Brasil because of the timing of the acquisition which was completed on December, 2008. Our audit of internal control over financial reporting of Brazil Fast Food Corp. and subsidiaries also did not include an evaluation of the internal control over financial reporting of IRB — Internacional Restaurantes do Brasil.
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

BRAZIL FAST FOOD CORP.
By:	/s/ Ricardo Figueiredo Bomeny
Ricardo Figueiredo Bomeny
Chief Executive Officer

Date:	August 24, 2009
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Omar Carneiro da Cunha Omar Carneiro da Cunha	Chairman of the Board of Directors	August 24, 2009
/s/ Ricardo Figueiredo Bomeny Ricardo Figueiredo Bomeny	Chief Executive Officer	August 24, 2009
/s/ Romulo Borges Fonseca Romulo Borges Fonseca	Director and Secretary	August 24, 2009
/s/ José Ricardo Bousquet Bomeny José Ricardo Bousquet Bomeny	Director	August 24, 2009
/s/ Guillermo Hector Pisano Guillermo Hector Pisano	Director	August 24, 2009
/s/ Gustavo Figueiredo Bomeny Gustavo Figueiredo Bomeny	Director	August 24, 2009
/s/ Peter J.F. van Voorst Vader Peter J.F. van Voorst Vader	Director	August 24, 2009
/s/ Alberto Villela Filho Alberto Villela Filho	Director	August 24, 2009

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

31.1	Certification by Ricardo Figueiredo Bomeny, Chief Executive Officer and Acting Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Ricardo Figueiredo Bomeny, Chief Executive Officer and Acting Chief Financial Officer.