Form 10-Q
period 2009-09-30
BRAZIL FAST FOOD CORP
filed 2009-11-13
CIK 914537

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009
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
Yes ☑ No ☐
As of November 13, 2009 there were issued 8,472,927 shares of the Registrant’s Common Stock, par value $0.0001.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “larger accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

ITEM 1.	FINANCIAL STATEMENTS.
BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands of Brazilian Reais, except share amounts)

	September 30,		December 31,
	2009		2008
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	R$	10,708	R$	10,424
Inventories		2,844		2,970
Accounts receivable
Clients		4,723		3,952
Franchisees		6,521		8,003
Allowance for doubtful accounts		(1,214)		(1,214)
Prepaid expenses		2,767		2,419
Other current assets		5,147		2,642

TOTAL CURRENT ASSETS		31,496		29,196

OTHER RECEIVABLES AND OTHER ASSETS		9,373		7,716

DEFERRED TAX ASSET		13,688		13,688

GOODWILL		2,895		2,895

PROPERTY AND EQUIPMENT, NET		34,396		31,104

DEFERRED CHARGES, NET		6,239		4,544

TOTAL ASSETS	R$	98,087	R$	89,143

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Notes payable	R$	11,652	R$	10,536
Accounts payable and accrued expenses		14,287		14,383
Payroll and related accruals		6,125		4,565
Taxes		2,637		2,392
Current portion of deferred income		4,341		1,878
Current portion of contingencies and reassessed taxes		1,677		1,677
Other current liabilities		31		81

TOTAL CURRENT LIABILITIES		40,750		35,512

DEFERRED INCOME, less current portion		4,454		4,836

NOTES PAYABLE, less current portion		11,291		11,099

CONTINGENCIES AND REASSESSED TAXES, less current portion (note 3)		18,396		18,210

TOTAL LIABILITIES		74,891		69,657

NONCONTROLLIING INTEREST		1,329		981

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 5,000 shares authorized; no shares issued		—		—
Common stock, $.0001 par value, 12,500,000 shares authorized; 8,472,297 and 8,437,927 shares issued 8,140,262 and 8,148,718 shares outstanding		1		1
Additional paid-in capital		61,148		61,062
Treasury Stock (332,665 and 289,210 shares)		(1,918)		(1,601)
Accumulated Deficit		(36,293)		(39,917)
Accumulated comprehensive loss		(1,071)		(1,040)

TOTAL SHAREHOLDERS’ EQUITY		21,867		18,505

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	R$	98,087	R$	89,143

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
(in thousands of Brazilian Reais, except share amounts)

	Nine Months Ended September 30,
	2009		2008
REVENUES
Net Revenues from Own-operated Restaurants	R$	105,316	R$	60,837
Net Revenues from Franchisees		17,148		15,815
Revenues from Special Agreements		6,887		6,150
Other Income		3,357		1,983

TOTAL REVENUES		132,708		84,785

OPERATING COST AND EXPENSES
Store Costs and Expenses		(98,855)		(62,134)
Franchise Costs and Expenses		(6,405)		(4,531)
Marketing Expenses		(2,965)		(481)
Administrative Expenses		(15,434)		(11,824)
Other Operating Expenses		(2,370)		(1,488)
Net result of assets sold and impairment of assets		122		(181)

TOTAL OPERATING COST AND EXPENSES		(125,907)		(80,639)

OPERATING INCOME		6,801		4,146

Interest Expense, net		(3,184)		17

NET INCOME BEFORE INCOME TAX		3,617		4,163

Income taxes		337		(160)

NET INCOME BEFORE MINORITY INTEREST		3,954		4,003

NONCONTROLING INTEREST		(330)		—

NET INCOME	R$	3,624	R$	4,003

NET INCOME PER COMMON SHARE BASIC AND DILUTED	R$	0.44	R$	0.49

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING: BASIC AND DILUTED		8,157,272		8,169,757
See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
(in thousands of Brazilian Reais, except share amounts)

	Three Months Ended September 30,
	2009		2008
REVENUES
Net Revenues from Own-operated Restaurants	R$	36,986	R$	21,670
Net Revenues from Franchisees		6,120		5,699
Revenues from Special Agreements		2,411		2,024
Other Income		1,050		410

TOTAL REVENUES		46,567		29,803

OPERATING COST AND EXPENSES
Store Costs and Expenses		(33,594)		(21,159)
Franchise Costs and Expenses		(2,195)		(1,677)
Marketing Expenses		(1,037)		(261)
Administrative Expenses		(5,621)		(4,294)
Other Operating Expenses		(1,071)		(377)
Net result of assets sold and impairment of assets		250		(157)

TOTAL OPERATING COST AND EXPENSES		(43,268)		(27,925)

OPERATING INCOME		3,299		1,878

Interest Expenses, net		(1,077)		64

NET INCOME BEFORE INCOME TAX		2,222		1,942

Income taxes		1		(7)

NET INCOME BEFORE INCOME TAX		2,223		1,935

Income taxes		—		—

NET INCOME BEFORE MINORITY INTEREST		2,223		1,935

NONCONTROLING INTEREST		(72)		—

NET INCOME	R$	2,151	R$	1,935

NET INCOME PER COMMON SHARE BASIC AND DILUTED	R$	0.26	R$	0.24

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING: BASIC AND DILUTED		8,142,061		8,149,919
See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss) — (Unaudited)
(in thousands of Brazilian Reais)

	Nine Months Ended September 30,				Three Months Ended September 30,
	2009		2008		2009		2008
NET INCOME	R$	3,624	R$	4,003	R$	2,151	R$	1,935
Other comprehensive income (loss):
Foreign currency translation adjustment		(31)		(3)		6		35

COMPREHENSIVE INCOME	R$	3,593	R$	4,000	R$	2,157	R$	1,970

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
Consolidated Statements of Changes In Shareholders’ Equity (Unaudited)
(in thousands of Brazilian Reais)

				Additional							Accumulated
	Common Stock			Paid-In		Treasury		Accumulated			Comprehensive
	Shares	Par Value		Capital		Stock		(Deficit)			Loss	Total
Balance, December 31, 2008	8,148,717	R$	1	R$	61,062	R$	(1,601)	R$	(39,917)	R$	(1,040)	R$	18,505
Net Income								3,624					3,624
Exercise of options	35,000				86								86
Cummulative translation adjustment											(31)		(31)
Acquisition of Company’s own shares	(43,455)						(317)						(317)

Balance, September 30, 2009	8,140,262	R$	1	R$	61,148	R$	(1,918)	R$	(36,293)	R$	(1,071)	R$	21,867

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(in thousands of Brazilian Reais)

	Nine Months Ended September, 30
	2009		2008
CASH FLOW FROM OPERATING ACTIVITIES:
NET INCOME	R$	3,624	R$	4,003
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization		3,664		2,466
(Gain) Loss on assets sold, net		(122)		181
Noncontroling interest		330		—

Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable		711		1,633
Inventories		126		1,545
Prepaid expenses and other current assets		(2,853)		(5,092)
Other assets		(1,657)		(6,517)
(Decrease) increase in:
Accounts payable and accrued expenses		(96)		1,105
Payroll and related accruals		1,560		1,431
Taxes other than income taxes		245		108
Deferred income		2,081		1,421
Contingencies and reassessed taxes		186		(334)
Other liabilities		(50)		(65)

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES		7,749		1,885

CASH FLOW FROM INVESTING ACTIVITIES:
Additions to property and equipment		(8,511)		(6,578)
Acquisition of Company’s own shares		(317)		(443)

CASH FLOWS USED IN INVESTING ACTIVITIES		(8,828)		(7,021)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares of common stock		86		44
Paid dividend		—		(678)
Net Borrowings (Repayments) under lines of credit		1,308		8,622

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES		1,394		7,988

EFFECT OF FOREIGN EXCHANGE RATE		(31)		(3)

NET INCREASE IN CASH AND CASH EQUIVALENTS		284		2,849

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD		10,424		7,345

CASH AND CASH EQUIVALENTS AT END OF PERIOD	R$	10,708	R$	10,194

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(in thousands of Brazilian Reais, unless where stated)
NOTE 1 — FINANCIAL STATEMENT PRESENTATION
     The accompanying financial statements have been prepared by Brazil Fast Food Corp. (the “Company”), without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results for the quarter ended September 30, 2009 do not necessarily indicate the results that may be expected for the full year. Unless otherwise specified, all references in these financial statements to (i ) “Reais” or “R$” are to the Brazilian Real (singular), or to Brazilian Reais (plural), the legal currency of Brazil, and (ii ) “U.S. Dollars” or “$” are to United States’ dollars.
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
     The remaining 40% of IRB is hold by another Brazilian company of which the current IRB’s CEO is the main stockholder. Such IRB Officer has been operating the stores for the last years and has been responsible for raising the company that had gone through a long period of operating losses. BFFC do Brasil controls and manages IRB.
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

     Effective December 1, 2008, the Company paid R$9 million for a 60% ownership interest in IRB’s capital stock. The results of the operations have been included in the consolidated financial statements beginning at the acquisition date. The aggregate value ascribed to the assets acquired including minority interest of approximately R$1.0 million at the purchase date is as follows:

R$ 000’
Total current assets	3,575
Deferred tax assets	4,491
Property & Equipment, net	3,667
Deferred charges	503
Goodwill	2,895
Other receivables and other assets LT	619

Total	15,750

     BFFC plans to maintain the historical growth of IRB assuring the steady increase of sales and result of operations within the 14 opened restaurants so far. It also drifted for 2009 the opening of a new restaurant in São Paulo, now in final phase of construction. Additionally, a complete reform is foreseen in two restaurant units in São Paulo city, with adoption of a new brand image. For the next 2 years 3 new restaurants are foreseen to open and a complete reform is foreseen to happen in one restaurant each year, also with adoption of a new brand image.
     During the first quarter of 2009, IRB incorporated POGO.
               Doggis
     During October 2008, the Company reached an agreement with Doggis, one of the fast-food leaders in Chile, operating hot dog chain with 150 stores in that country. As per such agreement, BFFC do Brasil will develop own and franchised hot-dog stores in Brazil and Doggis will develop Bob’s brand stores in Chile. This business will be operated in a Master Franchise concept, with a company created in Brazil (“DGS”) and another company in Chile. 80% of capital shares will belong to the local controller of the brand and 20% to the corresponding partner. The transaction involves an investment of US$0.4 million to capitalize the master franchise companies along the first year of the agreement. The companies expect to open a maximum of 4 own stores in each country, an investment of around US$4.0 million. The Company opened the first Doggis’ store in third quarter of 2009 and intends to open another one during the fourth quarter of 2009. The present Consolidated Financial Statement also includes DGS accounts.

NOTE 3 — CONTINGENCIES AND REASSESSED TAXES
Liabilities related to tax amnesty programs and litigation consist of the following:

	September 30, 2009 (unaudited)			December 31, 2008
			Long			Long
	Total	Current	Term	Total	Current	Term
R$ 000’	Liability	Liability	Liability	Liability	Liability	Liability
Reassessed taxes
Federal taxes (PAES)	13,140	1,677	11,463	13,712	1,677	12,035
Contingencies
ISS tax litigation	4,730	—	4,730	3,828	—	3,828
Labor litigation	1,973	—	1,973	2,065	—	2,065
Property leasing and other litigation	230	—	230	282	—	282

TOTAL	20,073	1,677	18,396	19,887	1,677	18,210

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
     Since September 2002, the Company and its subsidiaries have been paying all its current taxes on a timely basis.
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
          During the period of nine months ended September 30, 2009, the Company paid approximately R$1.4 million (1,5 million in the same period of 2008) related to such Brazilian federal tax amnesty program, including R$0.3 million (R$0.3 million in 2008) of interests.
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

          In February 2005, the Company compared its remaining debt regarding PAES with statements provided by the Brazilian Federal Government. Those statements reported that Company’s total debt would be greater than the figures in the Company’s balance sheet, in the amount of approximately R$3.2 million. During March, 2005, the Company filed a formal request with the Brazilian Federal Authorities, claiming to have its total debt reviewed. Such request, reconciled the amounts the Company had accrued at its accounting books to the amounts reported in the official statement at the same period. The Company believes that the amounts accrued at the balance sheet as of September 30, 2009, total of R$13.1 million (R$13.7 million in December 31, 2008) are correct, however, there is no assurance that the outcome of this situation will derive further liability to the Company. As of September 30, 2009, the difference between such debt at the statements provided by the Brazilian Federal Government and the statements reported by the Company’s was R$7.9 million (R$4.8 million in September 30, 2008).
          For the remaining period of 2009, we expect to pay approximately R$0.3 million pursuant to the federal tax amnesty program.
          During the third quarter of 2009, the Brazilian Government issued another amnesty program. The Companies which apply to such new program will consolidate the balances of previous programs and other fiscal debts. Depending on the number of monthly installments the Companies choose, they will got different reduction of its fiscal debt.
          The program rules are not already formalized by the Brazilian Fiscal Authorities. However the Company has applied to it and expect to have its fiscal debt consolidated by the beginning of 2010.

Contingencies
•	ISS litigation
ISS is a tax charged by Brazilian cities on services rendered by Brazilian companies.

None of the Company’s revenues were subject to such tax until 2003, but in the beginning of 2004 a new ISS legislation has been implemented and according to it, royalty fees had to be included on the basis of ISS calculation.

Although the Company is claiming in court that royalty fees should not be considered payment for services rendered and therefore should not be subject to ISS taxation, the Company is depositing monthly with the court the amount claimed by ISS, while awaiting the court’s determination. In addition, the Company has accrued the claimed amounts as of September 30, 2009, total of R$5.4 million (R$3.8 million in December 31, 2008), which the Company’s Management, based on the opinion of its legal advisors, believes is sufficient to face Company’s current tax contingencies.

During the third quarter of 2009 this claiming was partially settled and the court decided that the Rio de Janeiro City Government has to reimburse the Company the amounts of ISS tax which were paid before the change of the tax legislation, in a total of approximately R$0.5 million. Legal disputes in Brazil have historically demonstrated that positive outcomes of Companies against the Government are rarely received in cash. Instead, they are generally received in tax credits. Currently, the Company is studying how these tax credits could be compensated, since this compensation has to be against taxes ruled by Rio de janeiro City Governent and the main tax is, as discussed above, being deposited by the Company. Because of the uncertainty of realizing this tax credit, the Company did not recognize the related amount as a gain in its Consolidated Income Statements.

The referred change in the ISS tax regulations motivated deep debates whether marketing funds and initial fees paid by franchisees could be considered as payment for service rendered by the ISS tax authorities. Because of that, the Company, together with its tax advisors, is adopting measures in order to avoid the charge of ISS against the marketing funds and initial fees.
•	Labor litigations

During 2005, the Company was ordered to pay a fine of approximately R$480,000 to a former employee. Despite the infrequency of this amount in labor processes, the Company is not guarded from receiving other labor claims in such high amount. During 2008 and 2007 the Company received other labor claims from former employees. As of September 30, 2009 the Company’s accounted for liabilities in the amount of R$2.0 million (R$2.0 million in December 31, 2008), which the Company’s Management, based on the opinion of its legal advisors, believes is sufficient to face Company’s current labor contingencies.

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

• The owner of the property where the Company held a lease contract for operation of one of the Company’s store (closed in 2002) claimed unpaid monetary restatement on rent for a period of two and a half years in the amount of R$1.0 million. The Company’s lawyers appealed based on a letter dated March, 2002, signed by the owner, clearly stating the debt relief, and on the fact that, the legal time for claiming such kind of right has expired based on Brazilian laws. However, we cannot guarantee a successful result.

• In January 2009, fiscal authorities from the State of Rio de Janeiro understood that there was a miscalculation at VENBO’s state tax (VAT) and fined the Company’s subsidiary in the amount of R$5.0 million. Our tax lawyers have appealed because it seems evident that the fiscal authorities committed a basic mistake having ignored previous court decisions in our favor. We have the opinion that we have correctly paid all our VA Taxes, however we cannot predict the result of its appeal.
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
     During the period of nine months ended September 30, 2009, options to purchase an aggregate of 35,000 (23,750 in September 30, 2008) shares of common stock were exercised, having an aggregate purchase price of $37,100 ($25,175 in September 30, 2008) equivalent to R$85,495 (R$44,033 in September 30, 2008). After those options which were exercised during 2009, the Company has no further exercisable options, under the Company’s Stock Option Plan.
     There were no options canceled or expired during the nine months ended September 30, 2009, under the Company’s Stock Option Plan.
     Intrinsic value for stock options is defined as the difference between the current market value and the exercise price. The total intrinsic value of stock options exercised during the period of nine months ended September 30, 2009 was approximately $94,150 (approximately $166,500 in September 30, 2008).

NOTE 5 — TREASURY STOCK
     During the last quarter of 2004, the Company’s Board of Directors approved a stock repurchase plan covering the repurchase of as many as 200,000 shares of its own common stock. The plan goal is to optimize the cash generated in the United States and its repurchase limit has been increased by 200,000 shares on October 18, 2006.
     During the nine months ended September 30, 2009, the Company repurchased a total amount of 43,455 shares under the referred stock repurchase plan. During the nine months ended September 30, 2008, the Company repurchased 52,620 shares related to such plan.
     During the nine months ended September 30, 2009, the Company’s total disbursement for these stock purchases totaled R$317.3 thousand. The Company’s accumulated disbursement for these transactions is R$1,9 million and is accounted for as a deduction of Paid in Capital, in the Shareholders’ Equity section of the accompanying balance sheets.
NOTE 6 — SEGMENT INFORMATION
     Through our wholly-owned subsidiary Venbo, which conducts business under the trade name “Bob’s”, we own and, directly and through franchisees, operate the second largest fast food hamburger restaurant chain in Brazil. Since April 2007, we operate, through our wholly-owned subsidiary CFK, the KFC’s brand in Brazil. Since December 2008, we operate, through our subsidiary IRB, the Pizza Hut’s brand in Brazil and since July 2009, we operate, through our subsidiary DGS, the Doggis’ brand in Brazil.
     Currently the majority of Company’s operations are concentrated at the southeast region of Brazil. All 14 Pizza Hut point of sales operated by the Company, as well as all 12 point of sales under KFC brand, are located at this region. The single store under the trade mark Doggis is also at Southeast region of Brazil. Regarding Bobs brand, as of September 30, 2009, from the total of 61 Company own-operated point of sales, 60 were located at the southeast region which provided 98.5% of total Net Revenues from Own-operated Restaurants. In addition, from the total of 597 franchise-operated point of sales,308 were located at the same region, which provided 61.3% Net Revenues from Franchisees.

     Besides the Brazilian operations, the Bob’s brand is also present, through franchisees, in Angola, Africa. These operations are not material to our overall results.
     The following tables present the Company’s revenues, costs/expenses and operating income per segment:

	Results from own-stores operations
	Nine months ended September 30,		Three months ended September 30,
R$ 000’	2009	2008	2009	2008
Revenues	105,316	60,837	36,986	21,670
Cost and expenses	(98,855)	(62,134)	(33,594)	(21,159)

Operating margin	6,461	(1,297)	3,392	511

	Results from franchise operations
	Nine months ended September 30,		Three months ended September 30,
R$ 000’	2009	2008	2009	2008
Revenues	17,148	15,815	6,120	5,699
Cost and expenses	(6,405)	(4,531)	(2,195)	(1,677)

Operating margin	10,743	11,284	3,925	4,022

Own-stores operation conducted by the Company provided the following figures per brand:

									Results from
	Results from Bob’s				Results from KFC’s				Pizza Hut’s
	brand operations				brand operations				brand operations
									Nine months ended
	Nine months ended September 30,				Nine months ended September 30,				September 30,
R$ 000’	2009		2008		2009		2008		2009
Revenues	R$	57,259	R$	53,346	R$	12,785	R$	7,491	R$	35,120
Food, Beverage and Packaging		(21,376)		(20,889)		(5,064)		(2,905)		(10,858)
Payroll & Related Benefits		(13,610)		(14,870)		(3,294)		(1,935)		(7,904)
Occupancy expenses		(6,450)		(6,041)		(1,775)		(1,051)		(3,210)
Contracted Services		(6,977)		(6,210)		(2,009)		(1,085)		(3,911)
Depreciation and Amortization		(2,068)		(1,935)		(611)		(21)		(495)
Royalties charged		—		—		—		—		(2,145)
Other Store Costs and Expenses		(4,266)		(4,921)		(466)		(245)		(2,098)

Total Own-stores cost and expenses		(54,747)		(54,866)		(13,219)		(7,242)		(30,621)

Operating margin	R$	2,512	R$	(1,520)	R$	(434)	R$	249	R$	4,499

     There are no Pizza Hut’s figures for the period of nine months ended September 30, 2008, since its operations started on December 01, 2008.
     Doggis operations conducted by the Company since July, 2009, provided revenues of R$152 thousand and a negative operating margin of R$116.
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
     In October 2008, the Company signed an agreement with Doggis, a Chilean brand covering a hot-dog fast-food concept. Doggis has 150 stores in Chile, where it is one of the fast-food market leaders. As per this agreement, the Company will develop own and franchised-operated hot-dog stores in Brazil and the shareholders of Doggis will develop Bob’s stores in Chile. A master franchise company was set up in each country, 80% belonging to the local controller of the brand, 20% to the corresponding partner. The Company opened the first Doggis’ store in third quarter of 2009 and intends to open another one during the fourth quarter of 2009.
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

RESULTS OF OPERATIONS — COMPARISON OF THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Amount in thousand of Brazilian Reais)
     The following table sets forth statement of operations for the three and nine months ended September 30, 2009 and 2008. All the operating figures were stated as a percentage of total revenues. However the specific discussions of store cost and expenses and franchise expenses also include the evolution of such figures stated as a percentage of Net revenues from own-operated restaurants and Net Franchise Revenues, respectively.

	9 Months		9 Months		3 Months		3 Months
	Ended		Ended		Ended		Ended
R$ 000’	30-Sep-09%		30-Sep-08%		30-Sep-09%		30-Sep-08%
REVENUES
Net Revenues from Own-operated Restaurants	R$105,316	79.4%	R$60,837	71.8%	R$36,986	79.4%	R$21,670	72.7%
Net Revenues from Franchisees	17,148	12.9%	15,815	18.7%	6,120	13.1%	5,699	19.1%
Revenues from Special Agreements	6,887	5.2%	6,150	7.3%	2,411	5.2%	2,024	6.8%
Other Income	3,357	2.5%	1,983	2.3%	1,050	2.3%	410	1.4%

TOTAL REVENUES	132,708	100.0%	84,785	100.0%	46,567	100.0%	29,803	100.0%
OPERATING COST AND EXPENSES
Store Costs and Expenses	(98,855)	-74.5%	(62,134)	-73.3%	(33,594)	-72.1%	(21,159)	-71.0%
Franchise Costs and Expenses	(6,405)	-4.8%	(4,531)	-5.3%	(2,195)	-4.7%	(1,677)	-5.6%
Marketing Expenses	(2,965)	-2.2%	(481)	-0.6%	(1,037)	-2.2%	(261)	-0.9%
Administrative Expenses	(15,434)	-11.6%	(11,824)	-13.9%	(5,621)	-12.1%	(4,294)	-14.4%
Other Operating Expenses	(2,370)	-1.8%	(1,488)	-1.8%	(1,071)	-2.3%	(377)	-1.3%
Net result of assets sold and impairment of assets	122	0.1%	(181)	-0.2%	250	0.5%	(157)	-0.5%

TOTAL OPERATING COST AND EXPENSES	(125,907)	-94.9%	(80,639)	-95.1%	(43,268)	-92.9%	(27,925)	-93.7%

OPERATING INCOME	6,801	5.1%	4,146	4.9%	3,299	7.1%	1,878	6.3%

Interest Income (Expense)	(3,184)	-2.4%	17	0.0%	(1,077)	-2.3%	64	0.2%

NET INCOME BEFORE INCOME TAX	3,617	2.7%	4,163	4.9%	2,222	4.8%	1,942	6.5%

Income taxes	337	0.3%	(160)	-0.3%	1	0.0%	(7)	0.0%

NET INCOME BEFORE MINORITY INTEREST	3,954	3.8%	4,003	6.6%	2,223	6.0%	1,935	8.9%

NONCONTROLING INTEREST	(330)	-0.3%	—	0.0%	(72)	-0.2%	—	0.0%

NET INCOME	3,624	3.4%	4,003	6.6%	2,151	5.8%	1,935	8.9%

Introduction
     Following the first semester of 2009, the quarter ended September 30, 2009, the Company’s operations had overall increase of retail. The Company believes that, in Brazil, the financial crisis affected industries (durable and semi-durable goods) more intensely than the retail market. Credit facilities to consumers had been reduced until the end of the period of nine months ended September 30,of 2009 and during this period consumer spending was driven to the retail market. Such economic environment affected positively the Company’s operations during the nine months of 2009.
Net Revenues from Own-Operated Restaurants
     Net restaurant sales for our company-owned retail outlets increased R$44.5 million or 73.1%, to R$105.3 million for the nine months ended September 30, 2009 as compared to R$60.8 million for the nine months ended September 30, 2008.
     Net restaurant sales for our company-owned retail outlets increased R$15.3 million or 70.7%, to R$37.0 million for the three months ended September 30, 2009 as compared to R$21.7 million for the three months ended September 30, 2008.
     Under the criteria of same store sales, which only includes stores that have been open for more than one year, net restaurant sales increased approximately 4.5% (Bobs brand) and 1.9% (KFC brand) for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008.
     Same store sales decreased approximately 2.9% (Bobs brand) and approximately 0.5% (KFC brand) for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008.
     Overall restaurant sales increased due to (i) the economic issues discussed above; (ii) due to the increase in number of point of sales from 64 (59 Bobs brand and 5 KFC brand) at September30, 2008 to 73 (61 Bobs’ brand and 12 KFC’s brand) at September 30, 2009; and the beginning of Pizza Hut brand operation on December, 2008, which brought 14 new points of sales with additional restaurant revenues of approximately R$35.1 million.
     In addition, intensive marketing campaigns including some of the most important products such as “Ovomaltine” milkshake and “Big Bob” hamburger at Bob’s stores and “Banquete Crocante” at KFC stores, joined to new incentives to store personnel, impacted positively restaurant sales.

Net Franchise Revenues
     Net Franchise revenues are comprised of initial fees (amount due at the signing of a new franchise contract) and royalty fees (derived from a percentage on the sales of the stores operated by franchisees), as set forth below:

	Nine months ended September, 30
R$’000	2009	2008
Net Franchise Royalty Fees	15,852	13,886
Initial Fee	1,296	1,929

Net Franchise Revenues	17,148	15,815

     Net franchise revenues increased R$1.3 million or 8.4%, to R$17.1 million for the nine months ended September 30, 2009 from R$15,8 million for the nine months ended September 30, 2008.
     Net franchise revenues increased R$0.4 million or 7.4%, to R$6.1 million for the three months ended September 30, 2009 from R$5,7 million for the three months ended September 30, 2008.
     These increases are attributable to the growth of Company’s franchise business from 558 retail outlets as of September 30, 2008 to 597 as of September 30, 2009.
     Up to current date, the franchise activity is only operated by Bobs brand.
     In addition of royalty fees and initial fees, the Company receives from franchisees marketing contributions which represent franchise contributions to finance corporate marketing investments and are accounted for as discussed at Marketing (Expenses) Income.

Revenue from Special Agreements and Other Income
     The Company may obtain income from its suppliers when agreements are settled to exclusively use certain products from a supplier or when agreements are settled with performance bonus to be reached.
     The income received from suppliers, related to performance bonus, is recognized when the suppliers agree that the contracted performance has been reached. In case the performance bonus is received in cash, it is recognized as Revenues from Special Agreements; in case they are received in products, it is recognized as a cost reduction.
     Other income is mainly comprised of lease of Company’s properties, administration fees on marketing fund and nonrecurring gains.
Store Costs and Expenses
     As a percentage of Total revenues, Store costs and expenses were (72.1%) and (71.0%) for the quarters ended September 30, 2009 and 2008, respectively.
     As a percentage of Total revenues, Store costs and expenses were (74.5%) and (73.3%) for the periods of nine ended September 30, 2009 and 2008, respectively.
     Analyzing as a segment (own-stores operations), Store cost and expenses had the following evolution towards Net revenues from own-operated restaurants:

	9 Months		9 Months		3 Months		3 Months
	Ended		Ended		Ended		Ended
R$ 000’	30-Sep-09%		30-Sep-08%		30-Sep-09%		30-Sep-08%
STORE RESULTS
Net Revenues from Own-operated Restaurants	105,316	100.0%	60,837	100.0%	36,986	100.0%	21,670	100.0%
Store Costs and Expenses					—		—
Food, Beverage and Packaging	(37,388)	-35.5%	(23,820)	-39.2%	(12,813)	-34.6%	(8,538)	-39.4%
Payroll & Related Benefits	(24,874)	-23.6%	(16,805)	-27.6%	(8,562)	-23.1%	(5,710)	-26.3%
Restaurant Occupancy	(11,470)	-10.9%	(7,092)	-11.7%	(3,867)	-10.5%	(2,308)	-10.7%
Contracted Services	(12,567)	-11.9%	(7,295)	-12.0%	(4,048)	-10.9%	(2,303)	-10.6%
Depreciation and Amortization	(3,188)	-3.0%	(1,956)	-3.2%	(984)	-2.7%	(662)	-3.1%
Royalties charged	(2,515)	-2.4%	—	0.0%	(1,150)	-3.1%	—	0.0%
Other Store Costs and Expenses	(6,853)	-6.5%	(5,166)	-8.5%	(2,170)	-5.9%	(1,638)	-7.6%
Total Store Costs and Expenses	(98,855)	-93.9%	(62,134)	-102.1%	(33,594)	-90.8%	(21,159)	-97.6%

STORE OPERATING INCOME	6,461	6.1%	(1,297)	-2.1%	3,392	9.2%	511	2.4%

Food, Beverage and Packaging Costs
     As a percentage of Net revenues from own-operated restaurants, food, beverage and packaging costs were (34.6%) and (39.4%) for quarters ended September 30, 2009 and 2008, respectively.
     As a percentage of Net revenues from own-operated restaurants, food, beverage and packaging costs were (35.5%) and (39.2%) for the nine months ended September 30, 2009 and 2008, respectively.
     Concerning Bob’s brand the cost of food, beverage and packaging was impacted by increases of the purchase price of almost all main products: meat and chicken hamburger and soft drinks and by decreases in packaging products.
     Regarding KFC’s brand the cost of food, beverage and packaging was also impacted by increases of the purchase price of some products: packaging, chicken, French fries and soft drinks.
     The decrease of percentage is mainly due to better gross margin operated by Pizza Hut restaurants.

Payroll & Related Benefits
     As a percentage of Net revenues from own-operated restaurants, store payroll and related benefits decreased from (26.3%) for the three months ended September 30, 2008 to (23.1%) for the same period ended September 30, 2009.
     As a percentage of Net revenues from own-operated restaurants, store payroll and related benefits decreased from (27.6%) for the nine months ended September 30, 2008 to (23.6%) for the same period ended September 30, 2009.
     Payroll & Related Benefits decreases are mainly due to reduction of the work force at Bobs outlets and to turn over reduction both at KFC and Bobs brands. Such decrease was partially offset by increase in salaries at KFC and Bobs outlets and due to higher salaries paid at Pizza Hut’s restaurants as compared to other Company’s brand.
Restaurant Occupancy Costs and Other Expenses
     Restaurant occupancy costs and other expenses expressed as a percentage of Net revenues from own-operated restaurants were approximately (10.5%) and (10.7%) for the three months ended September 30, 2009 and 2008, respectively.
     Restaurant occupancy costs and other expenses expressed as a percentage of Net revenues from own-operated restaurants were approximately (10.9%) and (11.7%) for the nine months ended September 30, 2009 and 2008, respectively.
     Restaurant occupancy costs decrease is mainly due to reduction of rent costs on renewals as well as lower cost negotiated on recently open KFC outlets.
Contracted Services
     Expenses related to contracted services expressed as a percentage of Net revenues from own-operated restaurants were approximately (10.9%) and (10.6%) for quarters ended September 30, 2009 and 2008, respectively.
     Expenses related to contracted services expressed as a percentage of Net revenues from own-operated restaurants were approximately (10.9%) and (12.0%) for the nine months ended September 30, 2009 and 2008, respectively.
     The increase of three months is mainly attributable to increases of security costs, as well as maintenance costs.
     This increase was partially offset by the reduction of utilities costs.
Depreciation and Amortization
     As a percentage of Net revenues from own-operated restaurants, depreciation and amortization were approximately (2.7%) and (3.1%) for the three months ended September 30, 2009 and 2008, respectively.
     As a percentage of Net revenues from own-operated restaurants, depreciation and amortization were approximately (3.0%) and (3.2%) for the nine months ended September 30, 2009 and 2008, respectively.
     Depreciation and amortization costs kept almost at the same level from 2008 to 2009.
Other Store Cost and Expenses
     Other store cost and expenses expressed as a percentage of Net revenues from own-operated restaurants were approximately (5.9%) and (7.6%) for the three months ended September 30, 2009 and 2008, respectively.

     Other store cost and expenses expressed as a percentage of Net revenues from own-operated restaurants were approximately (6.5%) and (8.5%) for the nine months ended September 30, 2009 and 2008, respectively.
     Other store cost and expenses kept decreases are attributable to reduction of transportation and consumption material costs.
Franchise Costs and Expenses
     As a percentage of Total Revenues, Franchise costs and expenses were (4.7%) and (5.6%) for the quarters ended September 30, 2009 and 2008, respectively.
     As a percentage of Total Revenues, Franchise costs and expenses were (4.8%) and (5.3%) for the nine months ended September 30, 2009 and 2008, respectively.
     Analyzing as a segment (franchise operations), Franchise costs and expenses had the following evolution towards Net Franchise revenues:

	9 Months		9 Months		3 Months		3 Months
	Ended		Ended		Ended		Ended
R$ 000’	30-Sep-09%		30-Sep-08%		30-Sep-09%		30-Sep-08%
FRANCHISE RESULTS
Net Revenues from Franchisees	17,148	100.0%	15,815	100.0%	6,120	100.0%	5,699	100.0%
Franchise Costs and Expenses	(6,405)	-37.4%	(4,531)	-28.7%	(2,195)	-35.9%	(1,677)	-29.4%
FRANCHISE OPERATING INCOME	10,743	62.6%	11,284	71.3%	3,925	64.1%	4,022	70.6%
     Franchise cost and expenses expressed as a percentage net franchise revenues were approximately (35.9%) and (29.4%) for the periods of three months ended September 30, 2009 and 2008, respectively.
     Franchise cost and expenses expressed as a percentage net franchise revenues were approximately (37.4%) and (28.7%) for the periods of nine months ended September 30, 2009 and 2008, respectively.
     This increase is attributable to the growth of franchise business and the related necessity to spread its infra-structure. Accordingly, there were increases of franchise department personnel and their compensation, as well as increase on occupancy costs, consulting services and traveling expenses in 2009.
Marketing, General and Administrative Expense
Marketing Expenses
     Bobs Brand
     According to our franchise agreements, Bobs marketing fund we have dedicated to advertising and promotion is comprised of financial contributions paid by the franchisees and also by the contributions due by the Company. The fund resources are administrated by the Company and must be used in the common interest of Bob’s chain, through the best marketing department efforts, to increase its restaurant sales.
     Therefore, the marketing contribution from franchisees, are recorded on accrual basis, in the assets as accounts receivables and cross entry in the liabilities as marketing fund. The contributions due by Venbo are recorded on accrual basis, as marketing expenses and cross entry in liabilities as marketing fund.

     In general, Bobs franchisees monthly contribute with 4.0% of their monthly gross sales to Bobs marketing fund, and since 2006, the Company is also committed to contribute with 4.0% of its own-operated restaurant monthly gross sales (sales derived from special events are not subject to such contribution). These contributions can be deducted by the Company’s marketing department expenses, if previously agreed with the Company’s franchisees. However, the total of marketing investments may be greater than 4.0% of combined sales, if there is any supplier additional contribution (joint marketing programs) or if the Company use additional own cash on marketing advertising and promotion.
     The Company primarily invests Bobs marketing fund resources on nationwide advertising programs (commercials or sponsorship on TV, radio and outdoors). The Company’s franchisees may also directly invest in advertising and promotions for their own stores, upon previous consent from the Company, which freely decides whether the cost of such single advertisement or promotion could be deducted from the marketing contribution owed.
     The Bobs marketing fund resources are not required to be invested during the same month or year that they were received, but they must be used in subsequent periods.
     Periodically, the Company meets Bobs Franchisee Council to demonstrate the marketing fund accounts, through a report similar to a statement of cash flows. This statement discloses the marketing contributions received and the marketing expenses, both in cash basis. To provide absolute transparency and comply with the Company’s franchisees request, all accounts included in the Marketing Fund are revised by independent auditors.
     The balance of non-invested marketing fund as of September 30, 2009 amounts R$2.3 million and is recorded as accounts payable accrued expenses at the balance sheet. This balance represents contributions made by Venbo and by the franchisees, but not used in campaigns yet, thus, these balances are, as agreed with the franchisees chain, an obligation of Venbo on that date.
     The Bobs marketing fund invstments on advertising and promotions related to such brand amounted R$17.4 million and R$12.6 million for the nine months ended September 30, 2009 and 2008, respectively.

          KFC and Pizza Hut Brands
     The Company monthly contributes with 0.5% of KFC and Pizza Hut monthly net sales to a marketing fund manage by YUM! Brands — Brazil. In addition, the Company is also committed to invest 5.0% of KFC and Pizza Hut monthly net sales on local marketing and advertising activities.
     The marketing expenses on KFC and Pizza Hut advertising and promotions are recognized as incurred.
          Summary
     As a percentage of total revenues, Company’s consolidated marketing expenses were approximately (2.1%) and (0.9)% for the three months ended September 30, 2009 and 2008, respectively.
     As a percentage of total revenues, Company’s consolidated marketing expenses were approximately (2.2%) and (0.6%) for the nine months ended September 30, 2009 and 2008, respectively.
     The following table details Company’s consolidated marketing expenses:

	Nine months ended September 30, 2009
R$ 000’	Bobs	KFC	Pizza Hut	Doggis	Total
Marketing Expenses	(165)	(927)	(1,790)	(83)	(2,965)

General and Administrative Expenses
     As a percentage of total revenues, general and administrative expenses were approximately (12.1%) and (14.4%) for the nine months ended September 30, 2009 and 2008, respectively.
     As a percentage of total revenues, general and administrative expenses were approximately (11.6%) and (13.9%) for the three months ended September 30, 2009 and 2008, respectively.
     This decrease is attributable to the optimization of administrative structure of personnel in the three brands conducted Pizza Hut, Bobs and KFC, the first effort done to obtain the synergy from the three brand joint administration.
Other Operating Expenses
     Other operating expenses are mainly comprised of uncollectible receivables, depreciation, preopening and non recurring expenses.
     Other operating expenses expressed as a percentage of Total revenues were (1.8%), for the nine months ended September 30, 2009 and (1.8%) for the nine months ended September 30, 2008.
     Other operating expenses expressed as a percentage of Total revenues were (2.3%), for the three months ended September 30, 2009 and (1.3%) for the three months ended September 30, 2008.
     The following table sets forth the breakdown of Other Operating Expenses:

	Nine months ended
	September 30,
R$ 000’	2009		2008
Uncollectable receivables	R$	(366)	R$	(430)
Depreciation of Headquarters’ fixed assets		(476)		(510)
Preopening and other expenses		(1,528)		(548)
	R$	(2,370)	R$	(1,488)

     Increase of 2009 figures are related to the opening of a premium Pizza Hut restaurant in São Paulo, which the Company intends to take place during the fourth quarter of 2009.
Impairment of Assets and Net Result of Assets Sold
     The Company usually reviews its fixed assets in accordance with SFAS 144, which requires that long-lived assets being disposed of be measured at the lower of carrying amount or fair value less cost to sell.
     During the nine months ended September 30, 2008, Company’s review in accordance with SFAS 144, derived charge to the income statement of R$181.

Interest Expense
     As a percentage of net restaurant sales, net interest expenses were approximately (2.3%) and 0.2% for the three months ended September 30, 2009 and 2008, respectively.
     As a percentage of net restaurant sales, net interest expenses were approximately (2.4%) and 0.0% for the nine months ended September 30, 2009 and 2008, respectively.
     “The increase during 2009 is due to increase of Company’s indebtedness, mainly related to Company’s expansion .”
Income Taxes
     As a percentage of net restaurant sales, income taxes were approximately 0.3% and (0.3%) for the nine months ended September 30, 2009 and 2008, respectively.
     As a percentage of net restaurant sales, income taxes were approximately 0.0% and 0.0% for the three months ended September 30, 2009 and 2008, respectively.
     During the 2009, the Company revised its computation of provision for taxes on IRB income and such review derived a positive adjustment of approximately R$0.4 million.

LIQUIDITY AND CAPITAL RESOURCES (Amounts in thousand of Brazilian reais)
     A) Introduction
          Since March 1996, we have funded Company’s cumulative operating losses of approximately R$36.3 million and made acquisitions of businesses and capital improvements (including remodeling of Company’s stores) by using cash remaining at the closing of Company’s acquisition of Venbo, by borrowing funds from various sources and from private placements of Company’s securities. As of September 30, 2009, we had cash on hand of approximately R$10.8 million — which includes investments funds of R$9.1 million — and a working capital deficit of approximately R$11.0 million.
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
          With the improvement of Brazilian economy since 2002, the Company’s total revenues increased and, joined to a capital injection of R$9.0 million, the Company started to reduce its liabilities position. In 2003 the Company, reschedule a great portion of its debts to long term. Continued improvement of sales conducted the Company to (i) drastically reduce its debts with financial institutions during 2005; and (ii) extinguish those debts and reverse its financial position to present time deposits with financial institutions at the end of 2006. The enhancement of collection rate from Company’s franchisees — commencing in 2005 — also strengthened Company current assets. During 2007 and until the third quarter of 2008, the Company maintained this positive scenario and together with resources provided by the renewal of a relevant supplier exclusivity agreement during 2008, was able to compute a positive working capital. Since the last quarter of 2008, when the Company increased its bank debt position in order to fund IRB acquisition,as well as the expansion of KFC stores and the startup of Doggis brand, it worsened its working capital into a negative situation.
          For the quarter ended September 30, 2009, we had net cash provided by operating activities of R$7.7 million (R$1.9 million in 2008), net cash used in investing activities of R$8.8 million (R$7.0 million in 2008) and net cash provided by financing activities of R$1.4 million (R$8.0 million in 2008). Net cash used in investing activities was primarily the result of Company’s investment in property and equipment to improve Company’s retail operations, mainly setting up new own-operated KFC stores. Net cash used in financing activities was mainly the result of repayments to financial institutions which funded IRB acquisition.
          The Company has also invested in the financial market approximately R$1.9 million, re-purchasing 332,665 shares that have considerably increased their value according to the over the counter market where they are negotiated.

B) Debt Obligation — financial institutions
As of September 30 2009, the Company had debt obligation with financial institutions as follows:

	September 30,		December 31,
R$ 000’	2009		2008
Revolving lines of credit (a)	R$	10,429	R$	4,641
Leasing facilities (b)		2,047		3,257
Other loan (c)		10,466		13,737

		22,942		21,635

Less: current portion		(11,652)		(10,536)

	R$	11,290	R$	11,099

At September 30, 2009, future maturities of notes payable are as follows:

R$ 000’
Remaining	2009	R$	7,085
	2010		7,270
	2011		5,620
	2012		2,968

		R$	22,943

a) A portion of such debt obligation (R$5,0 million) is due on demand from two Brazilian financial institutions with interest rates of approximately 19.1%p.y. Another portion (R$5.4 million) is payable in different terms to three Brazilian financial institutions. The first of them is payable in one installment of R$115,000, plus interests of 17.7%p.y. The second one is payable in six installments of R$125,000, plus interests of 18.1%p.y. Other three loans have repayment ranging from 31 to 33 monthly installments, averaging R$55,000, plus average interest of 15%p.y. All debts of this category are collateralized by certain officers and receivables.
(b) Comprised of various lease facilities with Brazilian private institutions for the funding of store equipment; payable in a range from 1 to 25 monthly payments, together with interests range from 14.3% p.y. to 23.4% p.y. All debts of this category are collateralized by assets leased.
(c) 4 loans contracted within UBS Pactual related to the acquisition of Pizza Hut business in Brazil (note 1). Repayment of those loans range from 15 to 39 monthly installments, averaging R$286,000, plus average interest of 20%p.y. Loan is guaranteed by Company’s financial funds.
The carrying amount of notes payable approximates fair value at September 30, 2009 because they are at market interest rates.

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
     Since September 2002, the Company and its subsidiaries have been paying all its current taxes on a timely basis.
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
     During the period of nine months ended September 30, 2009, the Company paid approximately R$1.4 million (1,5 million in the same period of 2008) related to such Brazilian federal tax amnesty program, including R$0.3 million (R$0.3 million in 2008) of interests.
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
     In February 2005, the Company compared its remaining debt regarding PAES with statements provided by the Brazilian Federal Government. Those statements reported that Company’s total debt would be greater than the figures in the Company’s balance sheet, in the amount of approximately R$3.2 million. During March, 2005, the Company filed a formal request with the Brazilian Federal Authorities, claiming to have its total debt reviewed. Such request, reconciled the amounts the Company had accrued at its accounting books to the amounts reported in the official statement at the same period. The Company believes that the amounts accrued at the balance sheet as of September 30, 2009, total of R$13.1 million (R$13.7 million in December 31, 2008) are correct, however, there is no assurance that the outcome of this situation will derive further liability to the Company. As of September 30, 2009, the difference between such debt at the statements provided by the Brazilian Federal Government and the statements reported by the Company’s was R$7.9 million (R$4.8 million in September 30, 2008).
     For the remaining period of 2009, we expect to pay approximately R$0.3 million pursuant to the federal tax amnesty program.

     During the third quarter of 2009, the Brazilian Government issued another amnesty program. The Companies which apply to such new program will consolidate the balances of previous programs and other fiscal debts. Depending on the number of monthly installments the Companies choose, they will got different reduction its fiscal debt.
     The program rules are not already formalized by the Brazilian Fiscal Authorities, however the Company has applied to it and expect to have its fiscal debt consolidated by the beginning of 2010.
        D) Other Obligations
     We also have long-term contractual obligations in the form of operating lease obligations related to Company’s owned and operated stores.
     The future minimum lease payments under those obligations with an initial or remaining noncancelable lease terms in excess of one year at September 30, 2009 are as follows:

R$ 000’
	Contratual
Fiscal Year	Leases
Remaining 2009	R$	1,521
2010		3,345
2011		2,885
2012		1,273
2013		864
Thereafter		1,346

	R$	11,234

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
     We have estimated that our capital expenditures for the fiscal year of 2009, which will be used to maintain and upgrade our current restaurant network, provide new investments on restaurant equipment, as well as expand KFC and Doggis’ chains in Brazil through own-operated stores, will be of approximately R$4.3 million. During 2009, we intend to focus our efforts on expanding both the number of our franchisees and the number of our franchised retail outlets, neither of which are expected to require significant capital expenditures. In addition, such expansion will provide income derived from initial fees charged to new franchised locations.
     As discussed above, we have contractual obligations in different forms. The following table summarizes our contractual obligations and financial commitments, as well as their aggregate maturities.

R$ 000’

	Contratual
Fiscal Year	Leases		Fiscal Debt		Loans Payable		Total
Remaining 2009	R$	1,521	R$	839	R$	7,085	R$	9,445
2010		3,345		1,677		7,270		12,292
2011		2,885		1,677		5,620		10,182
2012		1,273		1,677		2,968		5,918
2013		864		1,677		—		2,541
Thereafter		1,346		5,594		—		6,940

	R$	11,234	R$	13,140	R$	22,943	R$	47,317

     Lease obligations are usually restated in accordance to Brazilian inflation (see disclose the latest recent annual rates at Background, ITEM 7 of this report). Fiscal debts are due with interests, which rates are discussed on letter C above. All the amounts disclosed on the previous tables include interest incurred up to September 30, 2009 on an accrual basis.
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
     Amounts received from suppliers linked to exclusivity agreements are recorded as deferred income and are being recognized on a straight line basis over the term of such agreements or the related supply agreement.
     The income received from suppliers, related to performance bonus, is recognized when the suppliers agree that the contracted performance has been reached. In case the performance bonus is received in cash, it is recognized on income statement; in case they are received in products, it is recognized as a cost reduction.
Marketing fund and expenses
     Bobs Brand
     According to our franchise agreements, Bobs marketing fund we have dedicated to advertising and promotion is comprised of financial contributions paid by the franchisees and also by the contributions due by the Company. The fund resources are administrated by the Company and must be used in the common interest of Bob’s chain, through the best marketing department efforts, to increase its restaurant sales.

     Therefore, the marketing contribution from franchisees, are recorded on accrual basis, in the assets as accounts receivables and cross entry in the liabilities as marketing fund. The contributions due by Venbo are recorded on accrual basis, as marketing expenses and cross entry in liabilities as marketing fund.

     In general, Bobs franchisees monthly contribute with 4.0% of their monthly gross sales to Bobs marketing fund, and since 2006, the Company is also committed to contribute with 4.0% of its own-operated restaurant monthly gross sales (sales derived from special events are not subject to such contribution). These contributions can be deducted by the Company’s marketing department expenses, if previously agreed with the Company’s franchisees. However, the total of marketing investments may be greater than 4.0% of combined sales, if there is any supplier additional contribution (joint marketing programs) or if the Company use additional own cash on marketing advertising and promotion.
     The Company primarily invests Bobs marketing fund resources on nationwide advertising programs (commercials or sponsorship on TV, radio and outdoors). The Company’s franchisees may also directly invest in advertising and promotions for their own stores, upon previous consent from the Company, which freely decides whether the cost of such single advertisement or promotion could be deducted from the marketing contribution owed.
     The Bobs marketing fund resources are not required to be invested during the same month or year that they were received, but they must be used in subsequent periods.
     Periodically, the Company meets Bobs Franchisee Council to demonstrate the marketing fund accounts, through a report similar to a statement of cash flows. This statement discloses the marketing contributions received and the marketing expenses, both in cash basis. To provide absolute transparency and comply with the Company’s franchisees request, all accounts included in the Marketing Fund are revised by independent auditors.
     The balance of eventual non-invested marketing fund is recorded as accounts payable accrued expenses at the balance sheet. This balance represents contributions made by Venbo and by the franchisees, but not used in campaigns yet, thus, these balances are, as agreed with the franchisees chain, an obligation of Venbo on that date.
          KFC and Pizza Hut Brands
     The Company monthly contributes with 0.5% of KFC and Pizza Hut monthly net sales to a marketing fund manage by YUM! Brands — Brazil. In addition, the Company is also committed to invest 5.0% of KFC and Pizza Hut monthly net sales on local marketing and advertising activities.
     The marketing expenses on KFC and Pizza Hut advertising and promotions are recognized as incurred.
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
     We had R$20.8 million of variable rate debt outstanding at September 30, 2009, and R$18.4 million outstanding at December 31, 2008. Based on the amounts outstanding, a 100 basis point change in interest rates would result in an approximate change to interest expense of $0.25 million at September 30, 2009, and $0.4 million at December 31, 2008. We attempt, when possible, to protect our revenues from foreign currency exchange risks by periodically adjusting our selling prices in Reais.
     We are not engage in trading market risk-sensitive instruments or purchasing hedging instruments or “other than trading” instruments that are likely to expose us to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. Our primary market risk exposures are those relating to interest rate fluctuations and possible devaluations of the Brazilian currency. In particular, a change in Brazilian interest rates would affect the rates at which we could borrow funds under our several credit facilities with Brazilian banks and financial institutions.
ITEM 4. CONTROLS AND PROCEDURES.
     Under the supervision and with the participation of management, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer, Ricardo Bomeny, who is also our acting Principal Financial Officer has concluded that, as of September 30, 2009, these disclosure controls and procedures were effective in timely alerting him to material information relating to our company required to be included in our periodic SEC reports. During our last fiscal quarter, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
     During the nine months ended September 30, 2009, the Company repurchased a total of 43,455 shares of common stock for US$141 thousand, equivalent to R$317 thousand.
Issuer Purchase of Equity Securities during the nine months ended September 30, 2009.

			(c) Total Number of
	(a) Total		Shares Purchased As	(d) Maximum Number of
	Number	(b) Average	Part of Publicly	Shares that May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased	Per Share	or Programs	Plan or Programs
January 1 to January 31, 2009	—	—	—	110,790
February 1 to February 28, 2009	4,145	3.443	4,145	106,645
March 1 to March 31, 2009	11,300	3.378	11,300	95,345
Total Q1 2009	15,445	3.410

April 1 to April 30, 2009	6,075	3.006	6,075	89,270
May 1 to May 31, 2009	9,575	3.031	9,575	79,695
June 1 to June 30, 2009	7,820	3.284	7,820	71,875
Total Q2 2009	23,470	3.107

Total 1st semester 2009	38,915	3.259

July 1 to July 30, 2009	2,075	3.488	2,075	69,800
August 1 to August 31, 2009	0	—	—	69,800
September 1 to September 30, 2009	2,465	3.580	2,465	67,335

Total Q3 2009	4,540	3.534

Total Year 2009	43,455	3.350		67,335

ITEM 6. EXHIBITS.

Exhibits
Number	Title
31.1	Certification by Ricardo Figueiredo Bomeny, Chief Executive Officer and acting Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Ricardo Figueiredo Bomeny, Chief Executive Officer and acting Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 13, 2009

BRAZIL FAST FOOD CORP.
By:	/s/ Ricardo Figueiredo Bomeny
Ricardo Figueiredo Bomeny
Chief Executive Officer and acting Chief Financial Officer