Form 10-K
period 2009-12-31
BRAZIL FAST FOOD CORP
filed 2010-03-31
CIK 914537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ NO ☐
As of March 29, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $14,082,919.45, computed by reference to the average bid and asked price of such common stock.
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 29, 2010
Common Stock, $0.0001 par value per share	8,137,762 shares

Documents Incorporated By Reference
Portions of the Registrant’s definitive proxy statement for its 2010 annual meeting of Shareholders, which proxy statement must be filed no later than 120 days after the close of the Registrant’s fiscal year ended December 31, 2009, are hereby incorporated by reference in Part III of this Annual Report on Form 10-K.

ii

EXHIBIT INDEX
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Sec. 302 Certification of CEO & CFO
Sec. 906 Certification of CEO & CFO

iii

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
PART I
     ITEM 1. BUSINESS
     (a) GENERAL
     We, through our holding company in Brazil, BFFC do Brasil Participações Ltda. (“BFFC do Brasil”, former 22N Participações Ltda.), and its wholly-owned subsidiaries, Venbo Comércio de Alimentos Ltda. (“Venbo”), a Brazilian limited liability company that conducts business under the trade name “Bob’s”, CFK Comércio de Alimentos Ltda. (“CFK”, former Clematis Indústria e Comércio de Alimentos e Participações Ltda.), a Brazilian limited liability company that conducts business under the trade name “KFC”, Internacional Restaurantes do Brasil S.A. (IRB) a Brazilian Corporation that conducts business under the trade name “Pizza Hut”, DGS Comércio de Alimentos S.A. (DGS) a Brazilian Corporation that conducts business under the trade name “Doggis” and Suprilog Logística Ltda., a Brazilian limited liability company devoted to logistic services, constitute a group that is the second largest fast food chain in Brazil as per the number of points of sales in all Brazilian territory.
     We were incorporated in Delaware in 1992. Our executive offices are located at Rua Voluntários da Pátria, 89 — 9º andar, Botafogo, CEP 22.270-010, Rio de Janeiro — RJ, Brazil. Our telephone number is +5521 2536-7500.
Recent Developments
     In December 2006, we set up a holding company in Brazil, called BFFC do Brasil Participações Ltda. (“BFFC do Brasil”, former 22N Participações Ltda.), via the capital contribution of the equity interest we held in Venbo Comércio de Alimentos Ltda. (“Venbo”). Following this restructuring, all of our businesses in Brazil were consolidated through this new holding, and Venbo centralized the managing services of the group. At the beginning there were three primary divisions: fast food restaurants, franchises and real estate.
     Along the last three years, with the incorporation of new concepts, new brands and new activities, the Company developed a new organization that have been improving BFFC’s management decisions, enhancing its operations, increasing its efficiency and facilitating its access to bank loans and other financial instruments. Since October 2008, the President (CEO) of the group has under his authority two Departments and four Divisions, including the Human Resources Department and the Quality and Product Development Department, and the Administrative & Finance Division, the Development Division, the Brands Division and the Own Stores Division. In the Administrative & Finance Division we include the Accountants, the Financials, the IT Department, the Legal Department, the Supply Department and the Administrative Services Department. The Development division has an Expansion Department and a Project & Design Department. The Brands Division manages all franchise chains, up to December 2009 limited to Bob’s brand. The Own Stores Division manages all brands points of sale: Bob’s, KFC, Doggis and Pizza Hut brands. Pizza Hut was incorporated in 2008 and Doggis in 2009.
     During the first quarter of 2007, we reached an agreement with Yum! Brands, owner of the KFC brand, to conduct the operations of KFC’s four directly owned and operated restaurants in Rio de Janeiro as a Yum! Brands’ franchisee. In order to operate the KFC brand in Brazil, we, through BFFC do Brasil, established a new subsidiary, named CFK Comércio de Alimentos Ltda. (“CFK”, former Clematis Indústria e Comércio de Alimentos e Participações Ltda.), which is responsible for managing, developing and expanding KFC’s chain in Brazil. CFK initiated its activities on April 1, 2007. During the year 2008 we opened three new own stores in Rio de Janeiro and Macaé (State of RJ) and in December 2009 there were 12 stores operating, one of them in São Paulo city. The Yum! Brands franchise agreement were complemented by two other agreements, one of them turning BFFC responsible for the management of the KFC chain in Brazil and the other one giving us the responsibility for the expansion of this chain in accordance with a special program agreed by both parties.
     The Pizza Hut concept was adopted by BFFC through the acquisition of Internacional Restaurantes do Brasil (IRB), a franchise operator of 14 stores in the great São Paulo city. We entered into an agreement with Mascalli, a Brazilian society having as a controller partner Mr. Jorge Aguirre, CEO of IRB for the last ten years. Mascalli entered with 40% and BFFC with 60% of IRB’s capital. This operation, for local fiscal reasons, was done through another society called POGO Participações, constituted by Mascalli (40%) and BFFC do Brasil (60%)). POGO, in fact, acquired IRB and in January 2009 was incorporated by IRB. Further in this report we give other details of this transaction. In 2009, a new store was started in the great São Paulo. With the acquisition of IRB, BFFC inherited a new brand: “In Bocca al Lupo Café” (IBAL), a coffee concept of coffee stations. Four stations are operating today within Pizza Hut stores. For the moment on, these operations are inserted in Pizza Hut activities and are not material in terms of the financial figures of the group.
     In addition, in 2008 we signed an agreement with a Chilean company to develop Bob’s brand in Chile and Doggis in Brazil. Doggis is a Chilean brand specializing in hot dogs. This added a new concept to our multi-brand program, with products that are a natural complement to our activities in the fast-food market. Diversification is one of our strategic programs supported by the multi-brand concept. The agreement was built on a Master Franchise basis creating two societies with crossed participations 80/20% in Chile and Brazil. These two societies started operating in 2009 and the first three Bob’s stores in Chile and three Doggis stores in Brazil were started in the second half of 2009.
     (b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
Not applicable.
     (c) NARRATIVE DESCRIPTION OF BUSINESS
Restaurant Operations (Bob’s, KFC, Pizza Hut, Doggis and IBAL)
     As of December 31, 2009, we had 681 points of sale, including 291 kiosks and trailers, of which 59 are owned and operated by us and the remaining 622 by our franchisees, all under the “Bob’s” trade-name. Note that approximately 49.0% of these points of sale are located in the States of Rio de Janeiro and São Paulo, with the remainder widely spread throughout major cities in all other States of Brazil, except for three franchised restaurants in Angola. The largest number of franchise operations outside Rio de Janeiro and São Paulo are in the States of Santa Catarina and Paraná, both in the south of Brazil, and Minas Gerais.
     In the last few years we have been expanding our points of sale in country towns with at least 250,000 inhabitants, a large territory with none or very little presence of our bigger competitors. As of December 31, 2009, we had 12 own-operated stores with the brand KFC, including 11 in Rio de Janeiro State and one in São Paulo State (there were no KFC stores operated by franchisees in December but one of the stores in Rio de Janeiro was transferred to a franchisee at the beginning of 2010) and three own-operated stores with the brand Doggis in Rio de Janeiro. Pizza Hut operated at the end of 2009, 15 own stores in São Paulo. Within these stores we operated four coffee corners with In Bocca al Lupo Café brand.

     Our chains serve a large menu of hamburgers, cheeseburgers, chicken burgers, sandwiches, hot dogs, pizza, pastas, French fries, soft drinks, juices, desserts, ice creams and milkshakes. Selected points of sale also serve coffee and/or beer. They are generally open all year round, seven days a week. Our points of sale generally open at 10:00 a.m. Closing hours vary according to location. In some locations with proximity to late night entertainment, the points of sale remain open for the “after hours” crowd.
     Our fast-food service is based in a single line system distinguished from other competitors by its variety and flexibility, which allow customers to add items to or exclude items from the several meals they have to choose. We maintain a cooked-to-order philosophy: cooks would prepare orders as read to them by the counter service representative who took the order or as exposed on a screen in the kitchen as transmitted by an automatic system from the cashier. Depending on the concept our stores are casual restaurants, fast food points, kiosks, or Express Points of Sales and we also have delivery services.
     For the past fourteen years, Bob’s has been the exclusive provider of hamburgers and related items at one of Brazil’s largest special events — the Rio de Janeiro Carnival, the one-week festive period that precedes the advent of Lent. Likewise, our food products are sold at other special events throughout Brazil, mainly intent on young crowds. In 2007, we also participated in the São Paulo Carnival. In addition, we participated in the Panamerican and Para Panamerican Games (North, Central and South America Olympics), held in the city of Rio de Janeiro between July and August 2007. We also participate in events through our franchisees in the north and northeast of Brazil. Using custom constructed trailers and moveable kiosks, we are able to offer most of our products at temporary locations for the duration of each special event. Besides providing an additional revenue source, our visibility is enhanced by signage that can be picked up via television coverage of the special event and by reaching a consumer market where we may not have a permanent outlet.

     The following tables present the openings and closings of both our owned and operated restaurants and our franchised restaurants for the years ended December 31, 2009, 2008 and 2007:

	Bob’s
	Years Ended December 31,
	2009		2008		2007
	Stores	Kiosks	Stores	Kiosks	Stores	Kiosks
Owned and operated restaurants:
Opened during period	1	1	2	4	1	3
Closed during period	0	0	1	0	1	2
Sold to franchisees	4	1	1	0	3	2
Bought from franchisees	0	0	0	0	1	0
Open at end of period	39	20	42	20	42	16
Franchised restaurants
Opened during period	29	17	28	49	30	56
Closed during period	5	4	13	7	17	7
Sold to us by our franchisees	0	0	0	0	1	0
Bought from us by our franchisees	4	1	1	0	3	2
Open at end of period	351	271	323	257	307	215

Total stores & kiosks at end of period:	390	291	365	277	349	231

	KFC
	Years Ended December 31,
	2009		2008		2007
	Stores	Kiosks	Stores	Kiosks	Stores	Kiosks
Owned and operated restaurants:
Opened during period	4	1	3	0	4	0
Closed during period	0	0	0	0	0	0
Sold to franchisees	1	0	0	0	0	0
Bought from franchisees	0	0	0	0	0	0
Open at end of period	10	1	7	0	4	0
Franchised restaurants:
Opened during period	0	0	0	0	0	0
Closed during period	0	0	0	0	0	0
Sold to us by our franchisees	0	0	0	0	0	0
Bought from us by our franchisees	1	0	0	0	0	0
Open at end of period	1	0	0	0	0	0

Total stores & kiosks at end of period:	11	1	7	0	4	0

	PH
	Years Ended December 31,
	2009		2008		2007
	Stores	Kiosks	Stores	Kiosks	Stores	Kiosks
Owned and operated restaurants:
Opened during period	1	0	14	0	—	—
Closed during period	0	0	0	0	—	—
Sold to franchisees	0	0	0	0	—	—
Bought from franchisees	0	0	0	0	—	—
Open at end of period	15	0	14	0	—	—
Franchised restaurants:
Opened during period	0	0	0	0	—	—
Closed during period	0	0	0	0	—	—
Sold to us by our franchisees	0	0	0	0	—	—
Bought from us by our franchisees	0	0	0	0	—	—
Open at end of period	0	0	0	0	—	—

Total stores & kiosks at end of period:	15	0	14	0	—	—

	DOGGIS
	Years Ended December 31,
	2009		2008		2007
	Stores	Kiosks	Stores	Kiosks	Stores	Kiosks
Owned and operated restaurants:
Opened during period	3	0	—	—	—	—
Closed during period	0	0	—	—	—	—
Sold to franchisees	0	0	—	—	—	—
Bought from franchisees	0	0	—	—	—	—
Open at end of period	3	0	—	—	—	—
Franchised restaurants:
Opened during period	0	0	—	—	—	—
Closed during period	0	0	—	—	—	—
Sold to us by our franchisees	0	0	—	—	—	—
Bought from us by our franchisees	0	0	—	—	—	—
Open at end of period	0	0	—	—	—	—

Total stores & kiosks at end of period:	3	0	—	—	—	—

     The average guest check per customer for both our owned and operated points of sale and our franchised points of sale for the years ended December 31, 2009, 2008, 2007 was R$10.24, R$9.07 and R$8.62, respectively for Bob’s stores. In 2009, the average check for KFC stores was R$13.47, for Pizza Hut stores R$31.35 and for Doggis stores R$8.22. Values for these three brands in 2008 were not significant due to the short time we operated them or with no operation at all in the case o Doggis.
     We strive to maintain quality and uniformity throughout our chains, all brands, by publishing detailed specifications for food products, food preparation and service, by continuous in-service training of employees and by field visits from our supervisors and outsourced to specialized organizations. The store manager, who visually inspects the products as they are being prepared for cooking, undertakes quality control at each point of sale. The store manager also keeps a record of the expiration date of the products in inventory. In addition, we have a third party company hired to review all own-operated and franchised stores’ operation as well as recommend actions to be taken by the store manager to comply with our quality and uniformity specifications. The quality control inspectors hired by the specialized company, are sent periodically to each restaurant, whether owned by us or by one of our franchisees, to conduct a review of the stores activity. Other specialized inspectors also take samples of the water used at each restaurant in the preparation of food and drinks as well as random samples of some food items, which are taken to a contract laboratory for a microbiological analysis. In 2008, We hired the outsourced services of a third party company to perform these activities so that our field supervisors and consultants may focus their work on the business and its markets.
     Since we operate KFC, Pizza Hut and Doggis we have adapted our methods and operations to the franchisors’ norms of these brands. We invest a lot of energy and financial funding to keep all brands’ operations in the highest possible level of quality and health standards.
Growth Strategy
     Our primary goal is to continue to increase our network of points of sale in Brazil, where we believe fast food is a developing market, and to gain market share by entering markets in cities where we are under-represented. Bob’s, KFC and Doggis will essentially be developed in the franchise concept. Owned stores will be developed only in particular cases and as opportunity strategies. While we are only franchisees for Pizza Hut, we will continue to develop owned stores.
     Bob’s is the second largest fast food hamburger restaurant chain in Brazil and we are focusing our growth efforts upon the development of new franchises, in the proportion of 40% stores to 60% kiosks. Other concepts are being developed as Bob’s Shakes stations and Express stores called BEXPRESS by Bob’s. Our target is to achieve 816 operating points of sale in 2010 (421 traditional stores and 395 kiosks, BEXPRESS and Bob’s Shakes), occupying growth potential locations to avoid the entrance of competitors and increasing the number of outlets in major cities of Brazil, like São Paulo (SP), Salvador (BA), Porto Alegre (RS) and Brasília (Brazil’s Federal District), as well as in country cities with around 250,000 inhabitants or , depending on the average income, in cities with between even less inhabitants. As part of our growth strategy, we have begun to participate in regional business presentations and organize road shows in order to captivate new franchisees candidates in targeted cities in Brazil.
     We are forecasting 16 KFC stores at the end of 2010, 9 Doggis points of sale, 17 Pizza Hut restaurants and 4 PHD stores (the Pizza Hut Delivery stations). We also intend starting 6 Coffee stations out of Pizza Hut stores.
     We are also focusing our growth efforts on the increase in profitability of existing points of sales. We are looking out for Bob’s stores and we aim to increment sales per square meter through layout enhancement, production process study, service improvement, as well as motivational programs and personnel training. Motivating plans are continually implemented to boost sales, supported by marketing campaigns, and monitoring systems are widely used disclosing targets and success figures to stimulate revenues and results. The new Own Stores Division under the command of a largely experienced professional proved along 2009 that we can improve a lot our P&L for all brands when focus on profitability is largely applied in the operation of our restaurants and points of sale.
     We are committed to a multi-brand concept that will let us work with different trademarks. We are permanently studying investments under this concept, not only in Brazil but also abroad, inclusive in other countries of Latin America. The agreements signed concerning KFC, Pizza Hut and Doggis are to-day a reality that is completely matched to this strategy.

Franchise Program
     In 2009, for the twelfth year in a row, Bob’s received the Quality Seal of the Brazilian Franchise Association (ABF). This quality seal is granted after a consultation with the franchisees of pre-qualified franchisors about marketing performance, business support and training offered by the franchisor. Franchisors only pre-qualify when fulfilling all necessary requirements of the franchising industry.
     Bob’s franchise agreements generally require the franchisee of a traditional Bob’s restaurant to pay us an initial fee of R$60,000, which is lower for kiosks and small stores, and additional monthly royalties fees equal to 5.0% of the franchisee’s gross sales. Franchisees pay also 4.0% of monthly gross sales in marketing contribution. Our typical franchise agreement also provides that the franchisee has the right to use the Bob’s trademark and formulas in a specific location or area, must use our approved supplies and suppliers and must build each franchised outlet in accordance with our specifications at approved locations. Today, the term of our franchise agreements is 5 years, with antecedent agreements having 10-year terms. Historically, upon expiration a franchise agreement is renewed without the interruption of the franchisee’s business. We generally have no financing obligations with respect to these franchise agreements but the franchisee pays new initial fees (currently 50% of the first initial fees) and is suggested or obliged to invest in refurbishment of the store or in buying new equipment. The KFC and Doggis’ franchise agreements have been and are being adapted both to the brands owners and to the particular rules and uses of the Brazilian market. The Franchisees that we are going to hire for these brands will pay their royalty charges to the franchisor (Yum! Brands or Doggis) and we will receive a portion of these amounts. Such portion is not defined yet.
     At present, approximately 9 months elapse between our initial contact with a prospective franchisee and the opening of a franchised store. After individuals wishing to own and operate a Bob’s franchise are submitted to a psycho test, a one day training at a store and an interview with the franchise development team, they have an initial meeting with a committee formed by our top management, which reviews all individuals’ applications and determines which should be accepted. We determine if the potential franchisee meets certain basic conditions, such as significant business experience, financial resources and knowledge of the market in the area where the franchise will be located. When accepted, the potential franchisee who agreed with our offering circular signs (a) the candidacy agreement, which is immediately in force and suspends the franchise in case a Bob’s store is not open, (b) the franchise agreement, which will be in force when the restaurant is inaugurated, and pays a non-refundable sum equal to 50.0% of the initial franchising fee. Following mutual agreement as to the site of a new restaurant, he pays the remaining 50.0% of the initial franchising fee, begins a four-month training program and handles all documents contained in the Master check list. Construction of the restaurant typically begins at the beginning of the training program and is generally completed within three to six months. The initial fee is sufficient to cover all training expenses we incur.
     Other concepts such as Express or Bob’s Shakes Stations have shorter periods for construction and training. The other brands resemble Bob’s restaurants. In the case of Doggis the training period is also shorter.
     We generally retain a right of first refusal in connection with any proposed sale of a franchisee’s interest.
     We, in order to intensify our intercommunication with franchisees, respond to specific difficulties in different regions of Brazil, and enhance our chain’s performance, have been organizing quarterly meetings with the Bob’s Franchisee Committee, which members are elected by our franchisees every two years, and half-yearly regional meetings with all franchisees. We also have been organizing working groups with our franchisees to study changes in equipment, appliances, products, suppliers, hardware and software.
     We encourage mature and profitable franchisees to increase the number of stores they operate. As a consequence of this strategy, the number of points of sale per group of Bob’s franchisees (which includes franchised restaurants in the name of partners and family relatives) increased from 1.77 in 1999 to 4.2 in 2009. At December 31, 2009, we had 148 franchisees that collectively operated 622 points of sale. From this total, 27 operated more than 5 points of sale, and 15, more than 10 points of sale.
     We have successfully focused on developing special agreements with gasoline retailers to house Bob’s points of sales in retail gasoline stations. The restaurant/gas stations, or “joint sites”, although housed at gas stations, are built, owned and operated by our franchisees rather than by the gasoline retailer. We then share a portion of the royalties attributable to those “joint sites” with the respective gasoline retailer. We are currently operating 47 joint sites with gasoline retailers, including Shell, Forza, and Petrobras, the latter being the largest one in Brazil. Our agreements with each of these gasoline retailers do not establish a number of joint sites to be opened. These agreements, like our standard franchise agreements, only set forth conditions to establish a joint site and do not limit the number of joint sites that may be opened under the agreement. To date, there are nine joint sites operating in Petrobras gas stations. Shell has ten joint sites in operation. Forza has twenty-two Bob’s sites in operation. Besides, other six joint sites operate in Repsol, Ale, Esso and Texaco.
     In November 2005, we opened our first Bob’s franchise point of sale in Luanda, capital of Angola, one of the largest countries in Africa with approximately 16 million people. As of today, we have three Bob’s points of sale operating in Angola. And in 2009 we started our first Bob’s restaurants in Santiago, Chile. At December 31 we had three points of sales operating in Chile.
     KFC franchise will operate under Yum! Brands’ model, which is not different from Bob’s model. We transferred to a franchisee in 2010 one of our own stores, the first KFC franchise operation.
     Doggis franchise operations will start in 2010.
Advertising and Promotions
     In Bob’s chain, we aim to increase fidelity among our target-market, formed by young consumers from 13 to 25 years old, and attract consumers not familiarized with our products. For this reason, we intend to identify our fast-food hamburger restaurant chain with a place to go with the family and to meet friends. This concept is common to KFC and Pizza Hut brands.
     We, through our advertising agency, develop a multi-media marketing program to advertise our restaurant networks in its primary markets. We usually employ television, radio, outdoors, and a variety of promotional campaigns to advertise our products; and we develop 15 and 30-second television commercials, which, typically, are aired one to six times a day for a 15-day period.
     In 2009 we issued 21 campaigns with Bob’s brand. Six of them, for the launching of new products or directed to sustain leading products with special TV marketing programs: new size of hamburgers, new crisp milkshakes and combos. Three campaigns in the Points of Sale promoted new combos with milkshakes, new flavors for ice-creams and new chocolate milkshakes that were very successful. Six special promotions and six campaigns directed to children completed an extended program of marketing in different Medias. Carnival events were, once again, an excellent opportunity to give a strong visibility to the brand. All 21 campaigns covered the twelve months of the year.
     Certain of our points of sale offer special services for children’s birthday parties. Visual tools, such as banners, posters and place mats, reinforce all these programs. We keep franchisees informed of current advertising techniques and effective promotions and make our advertising materials available to our franchisees. Our franchisees contribute generally with 4.0% of their monthly gross receipts to a marketing fund dedicated to advertising and promotions that we administrate. Franchisees can discuss with us marketing programs in the meetings of the Franchisees Council, 4 per year. The Marketing Fund is audited yearly with an external independent audit chosen with the franchisees’ vote. Individual stores also develop promotional programs to attract additional clientele or to assist in the implementation of expanded business hours. Each outlet pays for these promotions.
     Our KFC chain is still small but even so it has a small marketing fund which has been used in 2009 especially in outdoors and store exposition and diffusion of promotions. We developed 13 campaigns along 2009. Twister, Bog Box Meal, Sandwich Zinger, Mega Meal, Variety Bucket, Mini Dessert, Snacker Snack Box and Khrushers were the principal products enlightened focusing young adults, families and teens. Some campaigns were launched as brand builders or addressed to value seekers. KFC marketing is in part locally built and in part receives guide and direction from Yum!’s marketing unit for the CARIBLA region. We contribute to a Latin American fund managed by Yum! International and addressed to the diffusion of the brand.
     Pizza Hut developed 20 campaigns highlighting pizzas, salads and wraps, pastas, new combo meals, appetizers, and new dessert lines. The program was specially designed to face the eventual effects on clients of the financial world crises burst in the last quarter of 2008. In general we consider that the marketing actions in 2009 contributed to a growth of 22% of the number of transactions. Special campaigns focusing delivery enlarged 35% the base of home customers with an increase also in margins due to a change in products mix.
     Marketing for Doggis was developed only in points of sale and their surroundings. Pamphlets, banners, special packaging and naps were largely used to bring customers to the stores and push them to consume our products crating an image for the brand that just started late last year in Brazil.
Sources of Supply
     We purchase food products, packaging, equipment and other goods from numerous independent suppliers. In selecting and periodically adjusting the mix of our suppliers, we assess and continuously monitor the efficiency of their regional and national distribution capabilities and facilities, as well as the quality of their products. We also encourage our suppliers’ innovation, best practices and continuous improvement. To take advantage of volume discounts, we have entered into centralized purchasing agreements. Food products are ordered by, and delivered directly to each point of sale. Billing and payment for our company owned and operated points of sale are handled through the centralized office, while franchisees handle their own invoices directly. Packaging, uniforms, cleaning materials and appliances are delivered by suppliers to Fast Food Distributor Ltda. (FBD), a centralized warehouse operated by a non-affiliated company. This centralized purchasing helps assure availability of products and provides quantity discounts, quality control and efficient distribution.
     In June 2005, we renegotiated our contract with Fast Food Distributor Ltda. (FBD) to include transportation and delivery of supplies to each point of sale, and extended it, which otherwise would expire in March 2006, for five more years. The new terms represented substantial cost reductions and impacted positively on the operational margins of our fast food restaurant chain. Due to that, Suprilog, a limited liability company established by Venbo Comércio de Alimentos Ltda. with the objective to carry out the transportation service for a limited period of time, ceased its operations, which were absorbed by FBD, in November 2005. Suprilog was then converted into the present unit with a logistic and maintenance profile. It renders services to the companies of the group as warehouse for informatics, store equipment, marketing and refurbish materials and spare parts for store equipment. It is also a support to maintenance of store activities and since 2008 it is operating a buy & sale business of the basic ingredient of crisp milkshakes.
     We participate in long-term exclusivity agreements with Coca-Cola, for its soft-drink products, Pepsi Cola (for KFC and Piozza Hut brands), Ambev, the biggest Brazilian brewery company, Farm Frites, the Argentinean producer of French fries, and Sadia, one of the biggest meat processors in Brazil, as well as with Novartis Nutricion for its Ovomaltine chocolate. These agreements are extensive from four to five years. We are currently renegotiating the agreements that come to an end, always in better conditions since the scale of our supplies enlarges with the development of the chains.
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
     Our trademarks and service marks have been registered in the Brazilian trademark office. These trademarks and service marks expire at various times, when they are routinely renewed. The following table sets forth our significant trademarks and service marks that are registered in the Brazilian trademark office:

Trademark or Service Mark	Expiration Date
BFFC	03/25/2017
BFFC- BRAZIL FAST FOOD CORP	03/25/2017
BIG BOB	01/05/2012
BOB’S	06/05/2012;
BOB’S EXPRESS	Patents Pending
BOB’S GRILL	05/01/2017;
CAPUCCINE	11/13/2017;
FRANFILE	03/24/2013;
SALADÍSSIMAS BOB’S	11/29/2013;
BOB’S DOUBLE CHEESEBURGER	10/23/2010;
BOB’S BURGÃO	12/16/2015;
FRANLITOS	12/04/2016.
     We have registered our trademark “Bob’s” in Paraguay, Uruguay and Argentina, the three countries members of the Mercosur — South America Commercial Agreement, in which Brazil takes part. We have also registered “Bob’s Burgers” trademark and logo in Paraguay, Uruguay, and Argentina. We have also registered our trademark “Bob’s” in Portugal, Germany, France, Italy, Chile and Benelux (an economic union of Belgium, the Netherlands, and Luxembourg), as well as in Angola, where we opened a franchise store at the end of 2005. As of today, we are initiating the process of registering our trademarks in the United Sates of America and Mexico.
     The other brands we operate (KFC, Pizza Hut, Doggis) belong to foreign franchisors and we have a right to use them in Brazil as stated by written in special agreements.

Competition
     In terms of number of points of sale, Bob’s is the second largest fast food hamburger restaurant chain in Brazil. Each of our restaurants is in competition with other food service operations within the same geographical area. We compete with other organizations primarily through the quality, variety, and value perception of food products offered. The number and location of units, quality and speed of service, attractiveness of facilities, and effectiveness of marketing are also important factors. The price charged for each menu item may vary from market to market depending on competitive pricing and the local cost structure.
     Additionally, each of our restaurants is in competition with informal food service. Fast-food restaurants have to focus on a limited number of options, sometimes even on just one type of product, in order to achieve the efficiency required in the competitive food service industry. Brazil is a vast country with an extensive regional cuisine, where a typical meal from one region can be found exotic in another, making more challenging the act of convincing the general public of a cross-country homogeneous menu. Because of that, made to order improvisations, prepared at the street by informal and moveable vendors nearby bus stations and subways, can be more appealing to the general public, since it mirrors people preferences with very low cost and normally tax reductions or exemptions.
     Moreover, each of our restaurants is in competition for consumers pocket with other services and consumer goods, such as: mobiles, cable TV, broad band Internet and retail stores financing.
     Bob’s competitive position is enhanced by our use of fresh ground meat and special flavorings, made-to-order operations, comparatively diverse menu, use of promotional products, wide choice of condiments, atmosphere and decor of our points of sale and our 58 years history in Brazil. This is also a characteristic of KFC, Pizza Hut and Doggis’ stores where the power of the international brands is a particular booster for their products. In the case of Bob’s, we believe that the use of kiosks and the new Express concepts spreading the brand in the country side of the major States may afford us an advantage over our competitors. We also believe that, as a Brazilian-based company, we have the advantage over our non-Brazilian competitors of being able to readily understand and respond to local consumer preferences. Nevertheless we are constantly accessing the market through opinion polls, practicing benchmark and developing strategic programs to increase our market share.
     The KFC stores and the Pizza Hut stores explore the concepts developed by Yum! Brands which have many characteristics in common with Bob’s operation. KFC is specialized in fried chicken and its stores have the lay-out, identification and colors proper of the brand. Most of Pizza Hut stores re casual dining restaurants. But the focus in quality, quick service and excellent clients’ acquaintance are the same in all brands operated by the BFFC group. As a consequence we can say that competitors are the same for all of them. The recently incorporated brand Doggis, exploring the hot-dog concept, faces the same condition of strong competitors; in this case no international or local brands are among them but the popular informal offers at low prices are a permanent challenge. Quality, hygiene and health care of our products are our ways of fighting these competitors with a different target constituted of classes B and C of consumers.
Personnel
     As of December 31, 2009, VENBO (Bob’s brand), including its franchisees, employed around 10,800 persons, of whom 1,459 were employed in own operated restaurants. The total number of full-time employees as of December 31, 2009 was 1,589, which includes our administrative staff (130). CFK (KFC brand) employed as of December 31, 2009, 516 persons in the stores and 526 including 10 administrative staff. DGS (Doggis) had 79 employees (02 administrative staff) and IRB (Pizza Hut) 710 employees, 694 in stores and 16 administrative staff.
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
Not applicable.
     Note: we have three franchise points of sale in Luanda, capital of Angola; although we have been receiving royalties attributable to this operation, the total amount received is not relevant to our operations. These royalties are registered as BFFC revenues in the USA. Three Bob’s stores are operating in Chile since the second half of 2009 managed by BBS, a company where we have a 20% participation in capital. The figures are also non material in our consolidated financial statements but they are disclosed in special notes in the financial chapters of this 10-K.
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
     A portion of our revenues is attributable to the fees we collect from our franchisees. To improve our revenues in the future, we have developed a growth strategy that includes increasing our number of franchised points of sale. This growth strategy is substantially dependent upon our ability to attract, retain and contract with qualified franchisees and the ability of these franchisees to open and operate their points of sale successfully. In addition, our continued growth will depend in part on the ability of our existing and future franchisees to obtain sufficient financing or investment capital to meet their market development obligations and this may be also influenced by the Brazilian economy and market development. If we experience difficulty in contracting with qualified franchisees, if franchisees are unable to meet their development obligations or if franchisees are unable to operate their points of sale profitably, the amount of franchise fees paid to us by our franchisees would decrease and our future operating results could be adversely affected. This concept becomes more material in the next future due to the launching of our expansion program with franchised operations of the new brands, KFC and Doggis, which has been started in the first quarter of 2010.

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
     Brazil’s tax burden accounts for an estimated 35.0% of GDP, and real interest rate, at around 4.5% p.a., is among the highest in the world. Tax burden and interest rates pressure our business by depressing our margins and increasing our cost of capital. Also, inflation pressure our business because, although inflation is often reflected on food products and packing material we purchase, as well as on utility service and occupancy expenses we incur, to pass on higher costs is not always possible due to Brazilian low consumers’ purchase power. Besides, higher inflation can pressure labor costs and increase unemployment, which has an adverse effect on our business, since it spurs informal business, such as moveable food vendors at the street.
     The world financial crisis that started in September 2008 affected the Brazilian economy in 2009, mainly the industrial sector. Government measures, supported by a strong structure of financial institutions, avoided a collapse of the country’s economy. Commercial transactions in the retail market were almost normalized in the second half of the year. We could manage to keep our activity and even grow revenues over 2008. The forecasts for 2010 and the next years are optimistic with the recovering of the industrial production. Yet we have seen that international crises affect seriously Brazilian economy and we cannot say that a second wave of financial crises in the world will be successfully managed in Brazil. Together with internal and historical factors, that have been for a long time limiting GDP growth, we must be very careful about our strategic plans and permanently consider measures to protect the group in case of new crises. Sales and margins reduction and less income could be natural consequences of a new wave of challenges in macroeconomic environment. We cannot either assure that we will be able to implement quick emergency measures to mitigate these eventual risks.
Our business may be affected by political and constitutional uncertainty in Brazil.
     High levels of uncertainty have marked the Brazilian political environment since the country returned to civilian rule in 1985 after 20 years of military government. Brazil’s democracy structure has gone through outstanding improvements in the last 25 years but it still lacks of solid political institutions, committed political parties and mature judicial system. The country suffers from constant institutional changes that turn very difficult the continuity of long range development plans. This can also affect our long range strategies.
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
Risks related to past due fiscal obligations of VENDEX
We have past due fiscal obligations of VENDEX.
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
     In 2005, Venbo was summoned by the fiscal authority of the State of Rio de Janeiro to pay a debt referred to the period prior to 1996. In order to have the right to appeal it was obliged to put in a pledge one of its properties. VENDEX assumed the defense but did not substitute the seizure of the asset, because of its weak current financial condition. This matter was finally decided in favor of VENDEX in the São Paulo Court but the pledge of our property is still in force waiting for the Rio de Janeiro Court to validate São Paulo’s decision.
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
     Our restaurants are constructed on sites ranging from approximately 270 to 7,500 square feet and our kiosks on sites that average 70 square feet. Most of our points of sale are located in downtown areas or shopping malls, are of a store-front type and vary according to available locations but generally retain standard signage and interior decor.
     We own the land and buildings for eight points of sale, five of which are presently leased to franchisees and three of which houses three of our own-operated stores. We also lease the property for 39 of our own-operated stores and 16 of our own-operated kiosks. Our land and building leases are generally written for terms of five years with one or more five-year renewal options. Certain leases require the payment of additional rent equal to the greater of a percentage (ranging from 1.0% to 10.0%) of monthly sales or specified amounts.
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
     Our franchise activities, KFC and Doggis management are supported by personnel located at this address. Pizza Hut headquarters are located in São Paulo, in Av. Brigadeiro Faria Lima, 1572 — 12nd floor. All support services for our São Paulo activities are located since October 2009 in the same address.
     We believe that our current facilities are adequate for our needs in the foreseeable future.
     All KFC stores, Doggis stores and Pizza Hut restaurants are operated in leased locations. The average areas for KFC and Pizza Hut brands are currently 20 to 40% bigger than for Bob’s stores. Doggis stores are currently 20 to 30% smaller than Bob’s restaurants.
ITEM 3. LEGAL PROCEEDINGS
     We have pending a number of lawsuits that have been filed from time to time in various jurisdictions. The following is a brief description of the more significant of these lawsuits. In addition, we are subject to diverse federal, state and local regulations that impact several aspects of our business. In case we experience unfavorable decisions, our net income could be adversely impacted for the period in which the ruling occurs or for future periods. Material values that could impact income and that imply in risks of losing the lawsuits have been duly registered as liabilities in our financial statements.
     In January 2009, the State of Rio de Janeiro fined VENBO because of pretended error in tax paying. The fine amounted to R$5.0 million. Our lawyers have appealed because it seems evident that the authorities committed a basic mistake having ignored court decisions in our favor. We are sure we have correctly paid all our VA Taxes but we cannot guarantee that this will be the opinion of the authorities and maybe we will be obliged to go to the courts to defend our rights.

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
     IPTU is a Brazilian municipal tax charged on real estate. Fiscal Authorities are claiming to pay IPTU twice (in amount of R$400 thousand) on one of Venbo’s store, because its building is considered as facing two streets. Although our lawyers understand that this claim has no legal basis we cannot predict the result of its appeal.
     During February, 2010, the Brazilian Federal Tax Authorities questioned the procedures that the Company has been applying in past years in order to recover IPI (a tax on industrial production), included in packaging products, bought from different suppliers. The Authorities agree that we have the right to such tax credit but understand that we would have claimed it from the suppliers and not from the Government. The Company has already filed its defense but there is no guarantee that it will be successful to avoid to pay around R$1.2 million to the Government and claim the suppliers for reimbursement. This could affect cash flow during the time necessary for solving the claim.
     As stated in our past filings, we are currently paying a debt included in subsequent amnesty programs offered by the Brazilian Federal Government called REFIS since 1999 and PAES since 2003. In 2009 the Government offered a new amnesty program we recognize as REFIS 4. We subscribed to this program and we are waiting for the Tax Authorities to fix the real value of the debt. This debt is constituted of the Social Security debt, already fixed and having caused a liability’s adjustment in 2008, and the Income Tax and Taxes on Revenues debt that was not reviewed by the authority at the closure of our 2009 financial statements. This could have positive or negative impacts in our income statements but we cannot estimate them at the present moment. The matter is further discussed in Note 12 to Consolidated Financial Statements in this report.
     Concerning lawsuits initiated by franchisees against the Company, the most relevant is one related to one franchisee that blames the Company for his unsuccessful franchise operation and states that the franchiser should be considered responsible for having offered the operation of a store with guaranteed profitability. This franchisee became a permanent debtor of royalty and marketing contributions, and the Company, after failing a great exertion to improve his business, finally decided to interrupt the franchise contract and closed the stores explored by him. In 2007, the Company was condemned to pay a compensation of R$1.2 million to this former franchisee. The Company appealed based on its legal advisors that believe his argument contradicts franchise laws and the usual business practices of the Company. The compensation was reduced by the court to R$0.45 million but we appealed to the Superior Court with good chances of impairing this amount, but we cannot guarantee a successful result. One other franchisee is suing the company with no legal arguments but we are still discussing with him an agreement and we cannot estimate the risk and its amount. We are suing two franchisees for breach of contract. In this case normally the point of sale is transferred to a new franchisee and the sum due is recovered by us through this transaction.

     Concerning lawsuits initiated by individuals against the Company, the owner of the property where the Company held a lease contract for operation of one of the Company’s store (closed in 2002) claimed unpaid monetary restatement on rent for a period of two and a half years in the amount of R$1.0 million. The Company has reached an agreement and reduced the claimed amount to R$ 700 thousand. The Company is not guarded from receiving other lease claims in such high amount.
     Concerning labor contingencies, we finally arrived to an agreement with a Company’s former employee with whom we were discussing in court a fine of R $700,000. We agreed to pay this amount in monthly installments and we must finish paying in 2010 affecting this year’s income in R$ 170,000. Despite the infrequency of this amount in labor processes, the Company is not guarded from receiving other labor claims in such high amount. During 2006 and 2007, the Company received other labor claims from former employees that together with the number of lawsuits in due course obliged us to increase our labor contingencies. Yet, in 2008 and 2009 many of the claims in due course were negotiated and we could fix the provision labor contingencies in our balance sheet in R$1.53 million as of December 31, 2009 in VENBO (Bob’s), R $6.5 thousand in CFK (KFC) and R $0.6 million in IRB (Pizza Hut). DGS employs only two people and there is no provision for labor contingencies.
     Concerning inquires from the Brazilian Government General Attorney Office the Company has the following issues:
(a)	We have committed ourselves to hire handicap personnel up to a minimum of 5% of our total employees. And so, we have done our best in hiring and training handicap personnel, but found it very difficult given the normal conditions of our stores and the limitation of labor supply. We want to reach an agreement with the General Attorney Office, but we cannot guarantee we will be successful and avoid fines.

(b)	Questioning related to the total amount of taxes paid by Venbo during the Pan American and Para Pan American Games. Although the Company has proved that the referred taxes were collected according to a special tax regime of Rio de Janeiro Estate, we cannot predict judge final outcome.

(c)	Questioning related to marketing campaigns for children. We believe our campaigns were not misleading and we gathered evidence to use against such claim. During 2008 and 2009 we were exempted from fines concerning these campaigns and we signed an engagement to respect in the future some methods and procedures used to address marketing campaigns for kids.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Removed and reserved.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
     Our common stock is quoted on OTC Bulletin Board under the symbol “BOBS.OB.” There is a limited public trading market for our common stock. The following table sets forth the range of the high and low bid quotations for our common stock for the periods indicated:

Three Months Ended	Common Stock
	High	Low
March 31, 2009	3.25	3.25
June 30, 2009	3.49	3.20
September 30, 2009	3.59	3.31
December 31, 2009	4.93	4.90

March 31, 2008	7.30	4.10
June 30, 2008	7.10	4.00
September 30, 2008	6.95	3.90
December 31, 2008	6.00	5.75
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
Holders
     The number of record holders of our common stock as of December 31, 2009 was 55.
Dividends
     In 2009 there were no dividends paid to shareholders. The future dividend policy of the Company is subject to the discretion of the board of directors and will depend upon a number of factors, including future earnings, financial condition, cash requirements, and general business conditions.
     Equity Compensation Plans
     The Company’ Stock Option Plan terminated on September 17, 2002, ten years after from the date of its adoption by the Board of Directors.
     As of December, 31, 2009 there were no further common stock that might be issued upon the exercise of options or warrants.

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

	Year Ended December 31,
	2009		2008		2007		2006		2005
REVENUES
Net Revenues from Own-operated Restaurants	R$	146,875	R$	90,122	R$	85,904	R$	80,931	R$	75,559
Net Revenues from Franchisees		24,647		22,427		18,811		16,385		11,963
Revenues from Supply Agreements		10,270		8,317		6,673		6,059		3,655
Other Income		3,098		2,499		3,056		2,953		1,283

TOTAL REVENUES		184,890		123,365		114,444		106,328		92,460

OPERATING COST AND EXPENSES
Store Costs and Expenses		(135,715)		(89,729)		(83,349)		(74,689)		(68,384)
Franchise Costs and Expenses		(8,619)		(6,207)		(3,623)		(3,176)		(2,144)
Marketing Expenses		(4,092)		(1,053)		(2,082)		(4,018)		(2,453)
Administrative Expenses		(21,298)		(17,442)		(13,430)		(11,333)		(9,192)
Other Operating Expenses		(4,397)		(2,876)		(2,945)		(4,213)		(3,848)
Net result of assets sold		1,225		(205)		842		145		(52)
Impairment of assets		—		—		—		(180)		(148)

TOTAL OPERATING COST AND EXPENSES		(172,896)		(117,512)		(104,587)		(97,464)		(86,221)

OPERATING INCOME		11,994		5,853		9,857		8,864		6,239

Interest Expense, net		(4,882)		(9,677)		(697)		(623)		537
Foreign Exchage and Monetary Restatement Loss		—		—		—		(42)		(84)

NET INCOME (LOSS) BEFORE INCOME TAX		7,112		(3,824)		9,160		8,199		6,692

Income taxes — deferred		—		311		4,343		4,543		—
Income taxes — current		(36)		(746)		(46)		(2,808)		(2,248)

NET INCOME (LOSS) BEFORE NON-CONTROLLING INTEREST		7,076		(4,259)		13,457		9,934		4,444

Net (income) loss attributable to non-controlling interest		(180)		317		—		—		—

NET INCOME (LOSS) ATTRIBUTABLE TO BRAZIL FAST FOOD CORP.	R$	6,896	R$	(3,942)	R$	13,457	R$	9,934	R$	4,444

NET INCOME PER COMMON SHARE BASIC AND DILUTED	R$	0.85	R$	(0.48)	R$	1.65	R$	1.22	R$	0.55

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC AND DILUTED		8,152,505		8,163,949		8,169,766		8,137,291		8,061,317

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with ITEM 6 “Selected Consolidation Historical Financial Data”, ITEM 1A “Forward Looking Statements”, and with our consolidated financial statements and related notes appearing elsewhere in this report.
Background
     Over the last years, we have endeavored to reduce our operating costs, increase our product offerings, improve our image to our customers, continuously develop and implement promotional campaigns and steadily increase our restaurant network and franchise base. Although we have experienced increases in operating revenues and positive net income in recent years, factors related to the Brazilian political and economic environment have contributed to our history of significant net losses. Our franchise activity is largely performing granting good incomes for the group. But in fact, we experience a certain difficulty in increasing our store Bob’s and KFC returns. As we have found some managerial fragilities in their operation, we invested in a new organization under the command of an experienced officer we hired on November 2008. He is Mr Jorge Aguirre and was for many years the CEO of IRB, the São Paulo franchisee of 14 Pizza Hut stores. He worked many years ago in Bob’s and then in our principal competitor. A great effort in own operated stores was done in 2009 under his command and a significant improvement was obtained in the P & L of Bob’s and KFC points of sales as discussed later in this report. Nevertheless, we must also high light environmental factors that have a great influence in our problems. These factors include the following:
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
     In 2007, internal market consumption growth and investments in gross fixed capital formation expanded Brazil’s GDP to 5.4%.

Year Ended December 31
	2009	2008	2007	2006	2005	2004	2003	2002
	%	%	%	%	%	%	%	%
GDP [1]	-0.2	4.5	5.4	3.8	3.2	5.7	1.1	2.7
Inflation [2]	4.1	6.5	4.5	3.1	5.7	7.6	9.3	12.5
Interest Rates [3]	8.75	12.75	11.2	13.2	18.1	17.8	16.3	24.9
Exchange Rates(4)	-25.5	31.9	17.2	8.7	11.8	8.1	18.2	-52.3

(1)	IBGE

(2)	IPCA

(3)	SELIC

(4)	(Devaluation)/Revaluation of the Brazilian currency along the year (31/12 vs. 01/01) against US $.
     The September 2008 crisis had a rather strong impact in Brazilian economy in 2009, mainly concerning the industrial production and exports of industrial goods. However, the effect of such economic crisis was largely mitigated by the high level of Central Bank’s reserves, the good health of Brazilian banking system and international clients in the food market that avoided a deep crisis in export transactions. The Brazilian fast food and restaurant industries were affected in metropolitan areas as São Paulo in the first half of the year and it started a sustained recovery in the second half of 2009. The slower activity in the first half of 2009 motivated some measures as reduction of expenses and slower expansion programs and they resulted in successful figures towards the end of the year, achieving the 10th biggest fast food group in Latin America as highlighted by a public inquiry developed in Mexico.

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
     In 2007, the Company, through BFFC do Brasil, signed agreements with Yum!, through which BFFC acquired CFK (formerly Clematis Indústria e Comércio de Alimentos e Participações Ltda.), a Brazilian limited liability company that conducts business under the trade name “KFC” (four stores at that time) in Brazil. Also through such agreement, the Company became KFC’s master franchisee in this country, with the commitment of locally develop and expand KFC brand. At the end of 2009, the Company was operating 11 stores in Rio de Janeiro State and one in São Paulo State.
     In August 2008, the Company, also through its holding company in Brazil, signed another agreement with Yum! and acquired 60% of Internacional Restaurantes do Brasil (“IRB”), a Brazilian company which operates 14 Pizza Hut restaurants and 4 In Bocca al Lupo Café (a Coffee concept brand) in the city of São Paulo. IRB’s restaurants started operating as part of BFFC in the beginning of December, 2008. Revenues and operating results of the café concept are still integrated in IRB’s financial statements of Pizza Hut operation. At the end of 2009, the Company was operating 15 Pizza Hut stores in São Paulo State.
     In October 2008, the Company signed an agreement with G.E.D. Sociedad Anonima, one of the fast-food leaders in Chile, operating hot dog chain under the trade mark Doggis, with 150 stores in that country. As per this agreement, the Company will develop own and franchised-operated hotdog stores in Brazil and the shareholders of Doggis will develop Bob’s stores in Chile. A master franchise company was set up in each country (DGS Comércio de Alimentos S.A. (“DGS” in Brazil and BBS S.A. (“BBS”) in Chile), 80% belonging to the local controller of the brand, 20% to the corresponding partner. The Company opened the first Doggis’ store in third quarter of 2009 and another two were open during the fourth quarter of 2009. During the fourth quarter of 2009 BBS opened its first three stores in Chile.

     The Company also owns a logistic company which serves all the other subsidiaries with repair and maintenance services and the warehouse for spare parts and other materials. These operations are not material to our overall results.
     Besides the Brazilian operations, the Company is also present, through Bob’s franchisees, in Angola, Africa, and in Chile, South America. These operations are not material to our overall results.
     In their majority, Revenues consist of sales by Company-operated restaurants and fees from restaurants operated by franchisees. These fees primarily include initial fees and royalties that are based on a percent of sales.

RESULTS OF OPERATIONS
COMPARISON OF YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(Amounts in Brazilian Reais, unless otherwise stated)
     The following table sets forth statement of operations for the periods of twelve months ended December 31, 2009, 2008 and 2007. All the operating figures were stated as a percentage of total revenues. However the specific discussions of store cost and expenses and franchise expenses also include the evolution of such figures stated as a percentage of the Net revenues from own-operated restaurants and Net Franchise Revenues, respectively.

	12 Months			12 Months			12 Months
	Ended			Ended			Ended
R$000’	31-Dec-09%			31-Dec-08%			31-Dec-07%
REVENUES
Net Revenues from Own-operated Restaurants	R$	146,875	79.4%	R$	90,122	73.1%	R$	85,904	75.1%
Net Revenues from Franchisees		24,647	13.3%		22,427	18.2%		18,811	16.4%
Revenues from Supply Agreements		10,270	5.6%		8,317	6.7%		6,673	5.8%
Other Income		3,098	1.7%		2,499	2.0%		3,056	2.7%

TOTAL REVENUES		184,890	100.0%		123,365	100.0%		114,444	100.0%

OPERATING COST AND EXPENSES
Store Costs and Expenses		(135,715)	-73.4%		(89,729)	-72.7%		(83,349)	-72.8%
Franchise Costs and Expenses		(8,619)	-4.7%		(6,207)	-5.0%		(3,623)	-3.2%
Marketing Expenses		(4,092)	-2.2%		(1,053)	-0.9%		(2,082)	-1.8%
Administrative Expenses		(21,298)	-11.5%		(17,442)	-14.1%		(13,430)	-11.7%
Other Operating Expenses		(4,397)	-2.4%		(2,876)	-2.3%		(2,945)	-2.6%
Net result of assets sold		1,225	0.7%		(205)	-0.2%		842	0.7%

TOTAL OPERATING COST AND EXPENSES		(172,896)	-93.5%		(117,512)	-95.3%		(104,587)	-91.4%

OPERATING INCOME		11,994	6.5%		5,853	4.7%		9,857	8.6%

Interest Expense, net		(4,882)	-2.6%		(9,677)	-7.8%		(697)	-0.6%

NET INCOME (LOSS) BEFORE INCOME TAX		7,112	3.8%		(3,824)	-3.1%		9,160	8.0%

Income taxes — deferred		—	0.0%		311	0.3%		4,343	3.8%
Income taxes — current		(36)	0.0%		(746)	-0.6%		(46)	0.0%

NET INCOME (LOSS) BEFORE NON-CONTROLLING INTEREST		7,076			(4,259)			13,457	0.0%

Net (income) loss attributable to non-controlling interest		(180)	-0.1%		317			—	0.0%

NET INCOME (LOSS) ATTRIBUTABLE TO BRAZIL FAST FOOD CORP.		6,896	4.7%		(3,942)	-4.4%		13,457	15.7%

     The Company’s results of operations include the accounts of CFK subsequent to April 1, 2007, the accounts of IRB subsequent to December 1, 2008 and the accounts of DGS subsequent to September 1, 2009.
Introduction
     The world economic crisis during the last quarter of 2008 derived a negatively impact at the economical environment in Brazil at the first semester of 2009. Although its consequences in Brazil were minor as contrasted to other countries, the local retail market was impacted and investors reduced their appetite at franchise ventures during this period.
     In the second semester of 2009 the local markets faced a constant improvement, the purchase power increased and, as a consequence, revenues raised and returned to 2008 levels.

     Bob’s and Pizza Hut managed to increase same-store sales during 2009 and KFC, although decreased such figures, had improvements on the operating margins.
     A great effort was performed in the own-operated with slight progress of the main store indicators such as gross margin and personnel turnover.
     The number of Bob’s franchised stores increased in a lower grade in comparison of previous years. However, the brand expansion in the countryside is providing the Company valuable spaces and blocking competitors.
     The expansion of the own-stores continued with the opening of a relevant Pizza Hut store in São Paulo, Brazil, three KFC stores and three first stores under the brand Doggis.
Net Revenues from Own-Operated Restaurants
     Net restaurant sales for our company-owned retail outlets increased R$56.7 million or 63% to R$146.8 million for the year ended December 31, 2009 as compared to R$90.1 million and R$85.9 million for the years ended December 31, 2008 and 2007, respectively.
     Under the criteria of same store sales, which only includes stores that have been opened for more than one year, net restaurant sales increased approximately 4.7% (Bob’s brand) and 0.9% (KFC brand) for the twelve months ended December 31, 2009 as compared to the twelve months ended December 30, 2008.
     Overall restaurant sales increased due to the economic issues discussed above and to the Pizza Hut operation which brought 15 new points of sales, with additional restaurant revenues of approximately R$48.7 million. In addition, there was an increase of point of sales from 69 (62 Bob’s’ brand and 7 KFC’s brand) at December 31, 2008 to 71 (59 Bob’s brand and 12 KFC brand) at December 31, 2009. The increase of KFC stores also brought a greater average ticket to restaurant revenues.
     Also, intensive marketing campaigns including some of products with greater added value both at Bob’s and KFC, joined to new incentives to store personnel, impacted positively 2009 restaurant sales.
     The increase of Revenues from 2007 to 2008 is attributable to (i) increases of KFC brand sales due to a better operation at the stores; (ii) the growth of Bob’s and KFC’s point of sales; and (iii) the consolidation of one month (December, 2008) of IRB revenues (Pizza Hut sales of R$4.3 million).
Net Franchise Revenues
     Franchise revenues are comprised of initial fees (amount due at the signing of a new franchise contract) and royalty fees (derived from a percentage on the sales of the stores operated by franchisees), as set forth below:

	12 months ended December, 31
R$’000	2009	2008	2007
Net Franchise Royalty Fees	22,714	19,803	16,205
Initial Fee	1,933	2,624	2,606

Net Franchise Revenues	24,647	22.427	18,811

     Net franchise revenues increased R$2.2 million or 9.9% to R$24.6 million for the year ended December 31, 2009, as compared to R$22.4 million and R$18.8 million for the years ended December 31, 2008 and 2007, respectively. These increases are mainly attributable to the growth of our Bob’s brand’s franchise operations from 522 points of sale as of December 31, 2007 to 580 as of December 31, 2008 to 622 as of December 31, 2009.
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
     Other income is mainly comprised of lease of Company’s properties and nonrecurring gains.
Store Costs and Expenses
     As a percentage of Total revenues, Store costs and expenses were (73.4%), (72.7%) and (72.8%) for the years ended December 31, 2009, 2008 and 2007, respectively.
     Analyzing as a segment (own-stores operations), Store cost and expenses had the following evolution towards Net revenues from own-operated restaurants:

	12 Months		12 Months		12 Months
	Ended		Ended		Ended
R$000’	31-Dec-09%		31-Dec-08%		31-Dec-07
STORE RESULTS

Net Revenues from Own-operated Restaurants	146,875	100.0%	90,122	100.0%	85,904	100.0%
Store Costs and Expenses
Food, Beverage and Packaging	(51,720)	-35.2%	(34,578)	-38.4%	(31,334)	-36.5%
Payroll & Related Benefits	(33,787)	-23.0%	(24,939)	-27.7%	(22,807)	-26.5%
Restaurant Occupancy	(15,446)	-10.5%	(10,236)	-11.4%	(10,107)	-11.8%
Contracted Services	(16,768)	-11.4%	(10,036)	-11.1%	(11,681)	-13.6%
Depreciation and Amortization	(5,138)	-3.5%	(2,819)	-3.1%	(2,416)	-2.8%
Royalties Charged	(3,537)	-2.4%	(271)	-0.3%	—	0.0%
Other Store Costs and Expenses	(9,319)	-6.3%	(6,850)	-7.6%	(5,004)	-5.8%
Total Store Costs and Expenses	(135,715)	-92.4%	(89,729)	-99.6%	(83,349)	-97.0%

STORE OPERATING INCOME	11,160	7.6%	393	0.4%	2,555	3.0%

Food, Beverage and Packaging Costs
     The overall decrease of percentage is mainly due to better gross margin operated by Pizza Hut restaurants. In addition, Bob’s and KFC gross margins were also positively impacted by promotion campaigns that focused products with the greatest value from the brands’ menu.
     Concerning Bob’s brand, the cost of food, beverage and packaging was impacted by increases of the purchase price of products such as soft drinks, ice cream and packaging, and by decreases of purchase price of products such as meat and chicken hamburger.
     Regarding KFC’s brand the cost of food, beverage and packaging was also impacted by increases of the purchase price of most of its raw materials: packaging, chicken, French fries and soft drinks.
     The percentage increase of cost of food, beverage and packaging during 2008 was due to increases of the purchase price of all main products: bread, meat and chicken hamburger, French fries, ice cream and soft drinks. The reduction of costs related to logistics and distribution of our main raw materials partially offset the cost increases.
Payroll & Related Benefits
     Payroll & Related Benefits decreases as a percentage of Net Revenues from Own-Operated Restaurants are mainly due to reduction of the work force at Bob’s outlets and to turn over reduction both at KFC and Bob’s brands, as well as the implementation of manage control techniques such as line bar and floor plan. The Company is still seeking HR policies and motivational campaigns in order to even reduce turnover indicators. Such decrease was partially offset by increase in salaries at KFC and Bob’s outlets and due to higher salaries paid at Pizza Hut’s restaurants as compared to other Company’s brand.
     Payroll & Related Benefits increase during 2008 is mainly attributable to raises of Company’s store personnel salaries of approximately 5.85% provided by union-driven agreements (which also derived higher social charges that are computed based on employees salaries). Such increase was partially offset by the reduction of temporary workforce and reduction on personnel transportation costs.

Restaurant Occupancy Costs
     Restaurant occupancy costs decrease as a percentage of Net Revenues from Own-Operated Restaurants is mainly due to reduction of rent costs on renewals as well as lower cost negotiated on recently open KFC outlets. In addition, there was reduction on store rents derived from contracted annual restatements according to Brazilian inflation measured by the IGP-M index, which was negative during 2009 (annual deflation of 1.72%).
Contracted Services
     The increase observed during the year of 2009 is mainly attributable to increases of security costs, as well as maintenance costs. In addition, the increase is also attributable to consulting services related to assessing and improving store procedures, client treatment, store cleaning etc. This increase was partially offset by the reduction of utilities costs.
     The decrease from 2007 to 2008 is mainly attributable to reduction in the costs of utilities and reductions of contracted services as maintenance, security, money collection and call center. On the other hand, increases of water and gas consumption costs and cleaning material partially offset the overall decrease.
Depreciation and Amortization
     The increases in Depreciation and amortization during 2009 and 2008 are attributable to the constant store equipment modernization and to stores remodeling.
Other Store Costs and Expenses
     Other store cost and expenses as a percentage of Net Revenues from Own-Operated Restaurants decrease during 2009 is attributable to reductions on transportation and on consumption material costs.
     The increase during 2008 is mainly attributable to the increase of costs related to cleaning, office and consumption material.
Franchise Costs and Expenses
     As a percentage of Total Revenues, Franchise costs and expenses were (4.7%), (5.0%) and (3.2%) for the years ended December 31, 2009, 2008 and 2007, respectively.
     Analyzing as a segment (franchise operations), Franchise costs and expenses had the following evolution towards Net Franchise revenues:

	12 Months		12 Months		12 Months
	Ended		Ended		Ended
R$000’	31-Dec-09%		31-Dec-08%		31-Dec-07%
FRANCHISE RESULTS

Net Revenues from Franchisees	24,647	100.0%	22,427	100.0%	18,811	100.0%
Franchise Costs and Expenses	(8,619)	-35.0%	(6,207)	-27.7%	(3,623)	-19.3%

FRANCHISE OPERATING INCOME	16,028	65.0%	16,220	72.3%	15,188	80.7%

     Cost and expenses increases are attributable to the constant growth of franchise business and the related necessity to spread its infra-structure. Accordingly, there were increases of franchise department personnel and their compensation, as well as increase on occupancy costs, consulting services and traveling expenses.

Marketing, General and Administrative and Other Expenses
Marketing expenses
Bob’s Brand
According to our franchise agreements, Bob’s marketing fund we have dedicated to advertising and promotion is comprised of financial contributions paid by the franchisees and also by the contributions due by the Company. The fund resources are administrated by the Company and must be used in the common interest of Bob’s chain, through the best marketing department efforts, to increase its restaurant sales.
Therefore, the marketing contribution from franchisees, are recorded on accrual basis, in the assets as accounts receivables and cross entry in the liabilities as marketing fund. The contributions due by Venbo are recorded on accrual basis, as marketing expenses and cross entry in liabilities as marketing fund.
In general, Bob’s franchisees monthly contribute with 4.0% of their monthly gross sales to Bob’s marketing fund, and since 2006, the Company is also committed to contribute with 4.0% of its own-operated restaurant monthly gross sales (sales derived from special events are not subject to such contribution). These contributions can be deducted by the Company’s marketing department expenses, if previously agreed with the Company’s franchisees. However, the total of marketing investments may be greater than 4.0% of combined sales, if there is any supplier additional contribution (joint marketing programs) or if the Company use additional own cash on marketing advertising and promotion.
The Company primarily invests Bob’s marketing fund resources on nationwide advertising programs (commercials or sponsorship on TV, radio and outdoors). The Company’s franchisees may also directly invest in advertising and promotions for their own stores, upon previous consent from the Company, which freely decides whether the cost of such single advertisement or promotion could be deducted from the marketing contribution owed.
The Bob’s marketing fund resources are not required to be invested during the same month or year that they were received, but they must be used in subsequent periods.
Periodically, the Company meets Bob’s Franchisee Council to demonstrate the marketing fund accounts, through a report similar to a statement of cash flows. This statement discloses the marketing contributions received and the marketing expenses, both in cash basis. To provide absolute transparency and comply with the Company’s franchisees request, all accounts included in the Marketing Fund are revised by independent auditors.
The balance of eventual non-invested marketing fund is recorded as accounts payable accrued expenses at the balance sheet. This balance represents contributions made by Venbo and by the franchisees, but not used in campaigns yet, thus, these balances are, as agreed with the franchisees chain, an obligation of Venbo on that date.
The marketing fund expenses on advertising and promotions are recognized as incurred. Total marketing investments financed by the marketing fund amounted R$19.3 million, R$20.3 million and R$19.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.
     KFC and Pizza Hut Brands
The Company monthly contributes with 0.5% of KFC and Pizza Hut monthly net sales to a marketing fund managed by YUM! Brands — Brazil. In addition, the Company is also committed to invest 5.0% of KFC and Pizza Hut monthly net sales on local marketing and advertising activities.
The marketing expenses on KFC and Pizza Hut advertising and promotions are recognized as incurred and amounted R$3.6 million and R$3.4 million for the years ended December 31, 2009 and 2008, respectively.
     Doggis
The Company is committed to invest at least 4% of Doggis’ restaurant sales in local marketing expenses. There is no contribution to a marketing fund.
Local marketing expenses on Doggis advertising and promotions are recognized as incurred and amounted R$0.2 million for its four month period of operations during 2009.
     As a percentage of total revenues, marketing department expenses were approximately (2.2%), (0.9%) and (1.8%) for the twelve months ended December 31, 2009, 2008 and 2007, respectively.
Administrative Expenses
     This decrease during 2009 is attributable to the optimization of administrative structure of personnel in the three brands conducted Pizza Hut, Bob’s and KFC, the first effort done to obtain the synergy from the three brand joint administration.
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

Other Operating Expenses
     Other operating expenses are mainly comprised of uncollectible receivables, depreciation, preopening and non recurring expenses. The following table sets forth the breakdown of Other Operating Expenses:

	December 31,
R$’000	2009		2008		2007
Uncollectable receivables		(502)		(851)		(1,288)
Reassessed tax and other tax adjustments		187		—		424
Accruals for contingencies		(443)		—		215
Depreciation of Headquarters’ fixed assets		(805)		(682)		(833)
Professional fees for tax consulting		—		—		(1,793)
Preoperating and other (expenses) income		(2,834)		(1,343)		330

	R$	(4,397)	R$	(2,876)	R$	(2,945)

     The Company experienced higher preopening expenditures related to the expansion of KFC point of sales during 2008 and 2009, and to the expansion of Pizza Hut during 2009, resulting in increases of such expenses.
Impairment of Assets and Net Result of Assets Sold
     The Company usually reviews its fixed assets in accordance with guidance on the impairment or disposal of long-lived assets in the Property Plant and Equipment Topic of the FASB ASC, which requires that long-lived assets being disposed of be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations.
     During the years ended December 31, 2007, 2008 and 2009, Company’s review in accordance with such guidance, derived no charge to the income statement.
INTEREST EXPENSES AND INCOME TAX
Interest Expenses, net
     The increasing from 2007 to 2008 is due to burden by the loans agreement renegotiation within UBS Pactual, (see note 8 of the consolidated financial statements), as well as, by the monetary restatement and interest recalculation of Federal Taxes and Social Security penalities — PAES (see note 8 of the consolidated financial statements), in the amounts of R$6.7 million and R$2.8 million, respectively, and to higher interest rates in 2008.

     The reduction of interest expenses from 2008 to 2009 is derived from lower interest rates (average of 19.8% in 2008 contrasted with an average of 16.7% in 2009) and to renegotiation of loans.
INCOME TAXES
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
     Subsequently, at the end of years 2007 and 2008, Venbo’s business projections (performed by independent consultants) also indicated positive results for the next 10 years. Therefore, the Company gradually reduced its valuation allowance and increased the caption Deferred Income Tax Assets in the balance sheet. Such adjustments derived positive and tax free impacts of R$0.3 million and R$4.3 million on the income statement of the years of 2008 and 2007, respectively.
     During the year of 2009, although, the Company’s forecasts still indicate that future operating results will provide taxable income at Venbo and IRB, the review of its deferred income taxes derived no adjustment to its operating results.

LIQUIDITY AND CAPITAL RESOURCES
(Amounts in Brazilian Reais, unless otherwise stated)
A) Introduction
     Since March 1996, we have funded Company’s cumulative operating losses of approximately R$39.9 million and made acquisitions of businesses and capital improvements (including remodeling of Company’s stores) by using cash remaining at the closing of Company’s acquisition of Venbo, by borrowing funds from various sources and from private placements of Company’s securities. As of December 31, 2009, we had cash on hand of R$13.3 million (which include investments funds of R$9.2 million) and a working capital deficit of R$9.4 million (working capital deficit of R$6.3 million in 2008).
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
     With the improvement of Brazilian economy since 2002, the Company’s total revenues increased and, joined to a capital injection of R$9.0 million, the Company started to reduce its liabilities position. In 2003 the Company, reschedule a great portion of its debts to long term. Continued improvement of sales conducted the Company to (i) drastically reduce its debts with financial institutions during 2005; and (ii) extinguish those debts and reverse its financial position to present time deposits with financial institutions at the end of 2006. The enhancement of collection rate from Company’s franchisees — commencing in 2005 — also strengthened Company current assets. During 2007 and until the third quarter of 2008, the Company maintained this positive scenario and was able to compute a positive working capital.
     Since the last quarter of 2008, when the Company increased its bank debt position in order to fund IRB acquisition, as well as the expansion of KFC stores, and the startup of Doggis brand, these transactions brought the Company back into a state of negative working capital. The Company believes that this is a temporary situation which involves no high risks since it would not be difficult to obtain further revolving lines of credit in Brazil. Also, the current positive result and future positive projections performed by the independent consultants above mentioned may invert the situation in the next years.
     For the year ended December 31, 2009, we had net cash provided by operating activities of R$11.1 million (R$5.6 million in 2008), net cash used in investing activities of R$8.8 million (R$18.1 million in 2008) and net cash provided by financing activities of R$0.5 million (provided R$15.5 million in 2008). Net cash used in investing activities was primarily the result of Company’s investment in property and equipment to improve Company’s retail operations, mainly setting up new own-operated KFC and Pizza Hut stores. Net cash provided by financing activities was mainly the result of borrowings from financial institutions to fund to IRB acquisition.

     The Company has also invested in the financial market approximately R$1.9 million, re-purchasing 335,165 shares that, up to the end of the year of 2009, had considerably increased their value according to the over the counter market where they are negotiated.
     On February 28, 2008, the Company’s Board of Directors met and discussed the intention to payback to the Company’s shareholders the amount of $0.05 per share as a one-time dividend. Accordingly, the company paid dividend in the amount of R$0.7 million.
     B) Debt Obligation — financial institutions
     As of December 31 2009, the Company’s debt obligations with financial institutions were as follows:

	December 31,
R$000’	2009		2008
Revolving lines of credit (a)	R$	11,422	R$	4,641
Leasing facilities (b)		1,373		3,257
Other loan (c)		9,638		13,737

		22,433		21,635

Less: current portion		(13,829)		(10,536)

	R$	8,604	R$	11,099

At December 31, 2009, future maturities of notes payable are as follows:

R$000’
2010	R$	13,829
2011		6,300
2012		2,304

	R$	22,433

a) A portion of such debt obligation (R$6.0 million) is due on demand from two Brazilian financial institutions with interest rates of approximately 20.0%p.y. Another portion (R$5.4 million) is payable in different terms to two Brazilian financial institutions. The first of them is payable in 24 installments of R$211,000 (ending on December, 2011), plus interests of 14.0%p.y. The second one is payable in ten installments of R$30,000 (ending on October, 2010), plus interests of 16.7%p.y. All debts of this category are collateralized by certain officers and receivables.

(b) Comprised of various lease facilities with Brazilian private institutions for the funding of store equipment; payable in a range from 4 to 22 monthly payments, together with interests range from 14.3% p.y. to 23.4% p.y (ending on October, 2011). All debts of this category are collateralized by assets leased.
(c) 4 loans contracted within UBS Pactual related to the acquisition of Pizza Hut business in Brazil (note 1). Repayment of those loans range from 12 to 36 monthly installments (ending on December, 2012), averaging R$117,000, plus average interest of 16.7%p.y. Loan is guaranteed by Company’s financial funds.
C) Debt Obligation — taxes
Since September 2002, the Company and its subsidiaries have been paying all its current taxes on a timely basis. However, during 1999, 2001 and in the beginning of 2002, certain Brazilian Federal taxes levied on Venbo were not paid.
The Company applied to join and was accepted into two subsequent amnesty programs offered by the Brazilian federal government (REFIS during 1999 and PAES during 2003) in order to renegotiate those debts.
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
During the period of twelve months ended December 31, 2009, the Company paid approximately R$2.1 million (2.0 million in the same period of 2008) related to such Brazilian federal tax amnesty program, including R$0.3 million (R$0.4 million in 2008) of interests.
During 2008, the Brazilian Federal Government reviewed their records and detected that the computation of PAES was incorrect for most of the companies which have adhered to such program. At most cases, there was miscalculation of interest beard on debts of Brazilian Social Security (INSS). During the last quarter of 2008, the Company adjusted its liabilities in additional R$2.8 million in order to comply with such fiscal review.
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

The Company believes that the amounts accrued at the balance sheet as of December 31, 2009, total of R$13.0 million (R$13.7 million in December 31, 2008) are correct, however, there is no assurance that the outcome of this situation will derive further liability to the Company. As of December 31, 2009, the difference between such debt at the statements provided by the Brazilian Federal Government and the statements reported by the Company’s was R$4.8 million (R$4.8 million in December 31, 2008).
During the third quarter of 2009, the Brazilian Government issued another amnesty program. The Companies which apply to such new program will consolidate the balances of previous programs and other fiscal debts. Depending on the number of monthly installments the Companies choose, they will receive different reduction of their fiscal debt.
The program rules are not already fully formalized by the Brazilian Fiscal Authorities. However the Company has applied to it and expect to have its fiscal debt consolidated by the end of the first semester of 2010.
Considering the current status of fiscal debts, we are required to pay restructured past-due Brazilian federal taxes of approximately R$13.0 million (R$13.7 million in 2008), of which, R$1.7 million we expect to pay during 2010.
D) Other Obligations
We have long-term contractual obligations in the form of operating lease obligations related to our owned and operated outlets.
The future minimum lease payments under those obligations with an initial or remaining non-cancelable lease terms in excess of one year at December 31, 2009 are as follows:
R$’000

Contractual
Fiscal Year	Leases
2010	6,914
2011	5,948
2012	2,660
2013	1,830
2014	1,469
Thereafter	1,630

Total	20,451

Rent expense was R$15.1 million for the year ended December 31, 2009 (R$14.5 million in 2008).

Our capital expenditures for fiscal 2009 were approximately R$12.6 million (R$22.6 million in 2008). We require capital primarily for the improvement of our owned and operated points of sale. Currently, four of our owned and operated retail outlets are located in facilities that we own and all of our other owned and operated retail outlets are located in leased facilities.
In the past, we have generated cash and obtained financing sufficient to meet Company’s debt obligations. We plan to fund Company’s current debt obligations mainly through cash provided by Company’s operations, borrowings and capital raising.
Our average cost to open a retail outlet is approximately R$200,000 to R$2,000,000 including leasehold improvements, equipment and beginning inventory, as well as expenses for store design, site selection, lease negotiation, construction supervision and obtaining permits.
   We have estimated that our capital expenditures for the fiscal year of 2010, which will be used to maintain and upgrade our current restaurant network, provide new investments on restaurant equipment, as well as expand KFC, Pizza Hut and Doggis’ chain in Brazil through own-operated stores, will be of approximately R$12.8 million. During 2010, we intend to focus our efforts on expanding both the number of our franchisees and the number of our franchised retail outlets, neither of which are expected to require significant capital expenditures. In addition, such expansion will provide income derived from initial fees charged to new franchised locations.
As discussed above, we have contractual obligations in different forms. The following table summarizes our contractual obligations and financial commitments, as well as their aggregate maturities.
R$’000

	Contractual
Fiscal Year	Leases	Financial Debt	Fiscal Debt	Total
2010	6,914	13,829	1,676	22,419
2011	5,948	6,300	1,134	13,382
2012	2,660	2,304	1,134	6,098
2013	1,830	—	1,134	2,964
2014	1,469	—	1,134	2,603
Thereafter	1,630	—	6,800	8,430

Total	20,451	22,433	13,012	55,896

Lease obligations are usually restated in accordance to Brazilian inflation (see disclose the latest recent annual rates at Background, ITEM 7 of this report). Fiscal debts are due with interests, which rates are discussed on letter C above. All the amounts disclosed on the previous tables include interest incurred up to December 31, 2009 on an accrual basis.
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
     We annually review our financial reporting and disclosure practices and accounting policies to ensure that they provide accurate and transparent information relative to the current economic and business environment. We believe that of our significant accounting policies (See the Notes to Consolidated Financial Statements or summary of significant accounting policies more fully described in pages F-8 through F-37), the following involve a higher degree of judgment and/or complexity.
Constant currency restatement
Through June 30, 1997 the Brazilian economy was hyperinflationary as defined by guidance of FASB ASC related to Foreign Currency Translation. The financial statements prior to that time were comprehensively restated for the effects of inflation. After that date, inflation restatement was not applied, however the non-monetary assets reflect the effects of inflation through that date.
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
Long-Lived Assets
     The Company adopted guidance on the impairment or disposal of long-lived assets in the Property Plant and Equipment Topic of the FASB ASC, which requires that long-lived assets being disposed of be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations.
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
     In general, Bobs franchisees monthly contribute with 4.0% of their monthly gross sales to Bobs marketing fund, and since 2006, the Company is also committed to contribute with at least 4.0% of its own-operated restaurant monthly gross sales (sales derived from special events are not subject to such contribution). These contributions can be deducted by the Company’s marketing department expenses, if previously agreed with the Company’s franchisees. However, the total of marketing investments may be greater than 4.0% of combined sales, if there is any supplier additional contribution (joint marketing programs) or if the Company use additional own cash on marketing advertising and promotion. Currently, the company reached around of 10% of gross sales.
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
     The marketing fund expenses on advertising and promotions are recognized as incurred.
          KFC and Pizza Hut Brands
     KFC and Pizza Hut brands have no Marketing Fund since they have no franchisees up to the end of 2009.
     However, the Company monthly contributes with 0.5% of KFC and Pizza Hut monthly net sales to a marketing fund managed by YUM! Brands — Brazil. In addition, the Company is also committed to invest 5.0% of KFC and Pizza Hut monthly net sales on local marketing and advertising activities.

     The marketing expenses on KFC and Pizza Hut advertising and promotions are recognized as incurred and amounted R$3.6 million and R$3.4 million for the years ended December 31, 2009 and 2008, respectively.
          Doggis
     The Company is committed to invest at least 4% of Doggis’ restaurant sales in local marketing expenses. There is no contribution to a marketing fund.
     Local marketing expenses on Doggis advertising and promotions are recognized as incurred and amounted R$0.2 million for its four month period of operations during 2009.
Income taxes
     The Company accounts for income taxes in accordance with guidance provided by the FASC ASC on Accounting for Income Taxes. Under the asset and liability method of such guidance, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.
     Under the above referred guidance, the effect of a change in tax rates or deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.
Stock options
     Since January, 2006, the Company adopted the guidance of FASB ASC on Share-Based Payment, using the modified-prospective transition method. Under this transition method, compensation cost beginning in 2006 includes the portion vesting in the period for (1) all share-based payments granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original guidance on Share-Based Payment and (2) all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of most recent guidance. Results for prior periods have not been restated.

NEW ACCOUNTING STANDARDS
     In 2006, the FASB issued guidance on accounting for uncertainty in income taxes, codified primarily in the Income Taxes Topic of the FASB ASC . This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. This guidance also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of this guidance establish the cumulative effect of the change in accounting principle to be recorded as an adjustment to retained earnings. The Company adopted guidance on accounting for uncertainty in income taxes effective January 1, 2007, as required, however, its adoption did not derived material effects on the Company’s consolidated financial statements.
     In April 2009, the FASB provided additional guidance for estimating fair value in accordance with FASB ASC “Fair Value Measurements and Disclosures” when there is no active market or where the price inputs being used represent distressed sales. This guidance reaffirms the objective of fair value measurement, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale). It also reaffirms the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive. This update to FASB ASC “Fair Value Measurements and Disclosures” was effective prospectively for reporting periods ending after June 15, 2009. The adoption of this update in the second quarter of 2009 did not impact our consolidated financial position, results of operations, or cash flows.
     Derivatives and Hedging — We adopted the amendment to FASB ASC “Derivatives and Hedging” on January 1, 2009. This amendment expands the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB ASC “Derivatives and Hedging,” and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The adoption of this accounting standard on January 1, 2009 did not impact our consolidated financial position, results of operations, or cash flows.
     Interim Disclosures — Fair Value of Financial Instruments — We adopted the amendment to FASB ASC “Interim Disclosures about Fair Value of Financial Instruments” in the second quarter of 2009. This amendment requires the existing disclosure requirements related to the fair value of financial instruments be extended to interim periods that were previously only required in annual financial statements. The adoption of this accounting standard in the second quarter of 2009 did not impact our consolidated financial position, results of operations, or cash flows.
     Subsequent Events — We adopted FASB ASC “Subsequent Events” in the second quarter of 2009. This accounting standard establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date; that is, whether that date represents the date the financial statements were issued or were available to be issued. Consistent with the requirements of this accounting standard for public entities, we evaluate subsequent events through the date the financial statements are issued. FASB ASC “Subsequent Events” should not result in significant changes in the subsequent events that an entity reports, either through recognition or disclosure, in its financial statements. The adoption of this accounting standard in the second quarter of 2009 did not impact our consolidated financial position, results of operations, or cash flows. The FASB amended this accounting guidance in March 2010, effective immediately, to exclude public entities from the requirement to disclose the date on which subsequent events have been evaluated. In addition, the amendment modified the requirement to disclose the date on which subsequent events have been evaluated in reissued financial statements to apply only to such statements that have been restated to correct an error or to apply U.S. GAAP retrospectively. As a result of this amendment, we did not disclose the date through which we evaluated subsequent events in this report on Form 10-K.
     FASB Accounting Standards Codification — In June 2009, the FASB issued FASB ASC “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” The FASB Accounting Standards Codification has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP. All existing accounting standard documents are superseded by the FASB ASC and any accounting literature not included in the FASB ASC will not be authoritative. However, rules and interpretive releases of the SEC issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. This accounting standard is effective for interim and annual reporting periods ending after September 15, 2009. Therefore, beginning with our third quarter 2009 report on Form 10-Q, all references made to GAAP in our consolidated financial statements now reference the new FASB ASC. This accounting standard does not change or alter existing GAAP and, therefore, did not impact our consolidated financial position, results of operations, or cash flows.
     In June 2009, the FASB issued changes on guidelines of consolidation of variable interest entities. Such new guidelines determine when an entity that is insufficiently capitalized or not controlled through voting interests should be consolidated. According to this recent accounting pronouncement, the company has to determine whether it should provide consolidated reporting of an entity based upon the entity’s purpose and design and the parent company’s ability to direct the entity’s actions. The guidance is to be adopted during 2010 fiscal year. The Company does not expect adoption of this guidance to have a material impact on its consolidated financial statements.
     In January 2010, the FASB issued amendments to the existing fair value measurements and disclosures guidance which requires new disclosures and clarifies existing disclosure requirements. The purpose of these amendments is to provide a greater level of disaggregated information as well as more disclosure around valuation techniques and inputs to fair value measurements. The guidance is to be adopted during 2010 fiscal year. The Company does not expect adoption of this guidance to have a material impact on its consolidated financial statements.

OFF-BALANCE SHEET ARRANGEMENTS
We are not involved in any off-balance sheet arrangements.
ITEM7A. QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK
     A portion of our purchase commitments are denominated in U.S. Dollars, while our operating revenues are denominated in Brazilian Reais. We have extinguished all of our debt denominated in US$ during 2003. Fluctuations in exchange rates between the Real and the U.S. Dollar expose us to foreign exchange risk.
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
     We had R$14.7 million of variable rate (CDI-based interest) debt outstanding at December 31, 2009, and R$18.4 million outstanding at December 31, 2008. Based on the amounts outstanding, a 100 basis point change in interest rates would result in an approximate change to interest expense of $0.25 million at December 31, 2009, and $0.4 million at December 31, 2008. We attempt, when possible, to protect our revenues from foreign currency exchange risks by periodically adjusting our selling prices in Reais.
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
     On October 13, 2009, the Securities Exchange Commission — SEC released, through Section 7606, a temporary exemption for non-accelerated filers or “small cap companies” from including an attestation report of their independent auditor on internal controls over financial reporting for fiscal years ending before June 15, 2010. Such attestation report was previously required pursuant to Section 404 of Sarbanes Oxley Act of 2002.
     The Security Exchange Commission defines non-accelerated filer as the U.S. and foreign companies that have public float (“Market Capital”) less than $75 million. Considering the market value on June 30, 2009, December 31 2009 and January 31, 2010, BFFC is a Small Cap corporation, in strict conformity with the average market price of shares and the number of shares outstanding on those dates, as follows:
     June 30, 2009: $29,570,515.23
     December 31, 2009: $41,517,342.30
     January 31, 2010: $40,670,049.60
Nevertheless, giving the expansion of our group and the growing complexity of our activities in the multi-brand concept, the management decided to discuss below some actions and plans which are in course aiming the improvement of internal controls.
1.	Our activities are essentially focused on the operation of our restaurants and on the revenues provided by our franchisees (in 2009 only Bob’s chain). Concerning the restaurants (both own operated and operated by franchisees) the main controls of the food service for our clients are performed by the trained employees that operate the stores and by a computer software (“Snack Control”) that registers all transactions, food, currency and tax records. Along 2009, we decided to upgrade our information system used at our stores and we started the migration of Snack Control to another computer software (“Degust”), a modern software adapted to the present demands of the industry. The migration will be completed in 2010. Degust system is showing a much better performance and allows us to extend our up-grade of controls to our computerized Enterprise Resource Planning (“ERP”) used for our accounting books. This will be a rather long process that can go through 2010. Franchisees are also satisfied with Degust and this gives us other chances of automate their operation control, targeting a better process of royalties and marketing contribution collection.

2.	Our ERP system (“Protheus”), a software permanently up-dated by the supplier (TOTVS Informatics) was not fully used in its large possibilities, in part due to the weak performance of Snack Control. With the migration to Degust and new hardware, (gradually acquired for our stores along 2009 to support such new store computer system) the management decided to invest in a whole revision of the administrative, financial and fiscal processes. The new structures of the group and the new management organization designed and fixed at the beginning of 2009, forced new and quicker methods for reliably processing our operations. The management considers that the present processes and control methods are accurate enough to assure an efficient administration of our operation and the emission of trusty financial statements. Nonetheless, the company must be prepared for expansion, so the management contracted an independent consulting firm which is specialized in the study and projections of process techniques. The consultants developed in the last quarter of 2009 the first part of the project that is being finished in the first quarter of 2010. It will boost an important and gradual change in our administrative organization and methods, which will be in operation along the second semester. Up-grades of Protheus and the fitting of special tools to work with it are included in this program.

3.	During the last quarter of 2009 we also prepared the company to outsource its accounting department. We contracted Mazars services, an international firm operating in Brazil and perfectly mastering local accounting and tax legislation, as well as US-GAAP. They started our accounting services in January 2010 but we devoted a whole quarter to assure the migration. Only IRB, our Pizza Hut subsidiary, has its accounting books prepared by ADDCONT, a Brazilian accounting firm that was in charge of these services at IRB for several years before our acquisition.

4.	We prepared and strengthened our expansion services that will have an important role in the development of the franchise operation of KFC and Doggis chains. We improved our methods for selecting franchisees and for the selection of new points of sales. These procedures are the basis of our growing revenues in the next years and at the same time they have a great influence in the control of the franchise operation, with impacts in the brands’ image and in the income we will be able to get from this activity.

5.	No processes can be performing without a tough training of the people that will use and manage them. That’s why we started in the second half of 2009 a study that will be completed in the first semester of 2010, which will allow us to start up this year new methods and plans for training. We will improve and expand our Human Resources Department that will be in charge of this program.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     As of December 31, 2009, the end of the period covered by this Annual Report on Form 10-K, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
     Based upon the foregoing evaluation as of December 31, 2009, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and operating as of December 31, 2009, to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13(a)-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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

     Management understands that the set of internal controls applicable to restaurant operations provides us reasonable trust on their performance, aligned with the best practices observed in the Brazilian food service market. Central support to stores is improving along the years adapting the best systems and methods that local suppliers offer for these activities in Brazil. At the same time our management has concluded that our internal control over financial reporting was effective as of December 31, 2009 and provides reasonable assurance regarding the reliability of financial reporting and for the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. The results of management’s assessments were reviewed with the Audit Committee of our Board of directors. Management believes that the improvements we are pursuing through the implementation of the business process redesign project will comply with Sarbanes Oxley 404 rule, in order to be able to report according to this regulation when the market cap threshold will be achieved.
     This annual report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting. Management’s report on internal control over financial reporting was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.
     Changes in Internal Control over Financial Reporting
     During the year ended December 31, 2009, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for the matters mentioned above.
ITEM 9B. OTHER INFORMATION
     Unregistered Sales of Equity Securities and Use of Proceeds
     (c) During the twelve months ended December 2009, the Company purchased a total of 45,955 shares of its common stock at a total cost of R$0.3 million.
     Quarterly increments of such purchase are as follows:

	2009
	#of shares	US$000’
1st quarter	15,445	52
2nd quarter	23,470	73
3rd quarter	4,540	16
4th quarter	2,500	14

	45,955	155

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The items required by Part III, Item 10 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2010 Annual Meeting of Shareholders to be filed on or before April 30, 2010.
ITEM 11. EXECUTIVE COMPENSATION
     The items required by Part III, Item 10 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2010 Annual Meeting of Shareholders to be filed on or before April 30, 2010.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The items required by Part III, Item 10 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2010 Annual Meeting of Shareholders to be filed on or before April 30, 2010.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The items required by Part III, Item 10 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2010 Annual Meeting of Shareholders to be filed on or before April 30, 2010.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The items required by Part III, Item 10 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2010 Annual Meeting of Shareholders to be filed on or before April 30, 2010.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Financial Statements and Financial Statement Schedules:
     (i) Financial Statements filed as a part of this Annual Report are listed on the “Index to Financial Statements” at page F-1 herein.
     (ii) Financial Statement Schedules
(b) Reports on Form 8-K
     None.
(c) Exhibits
     The following exhibits are required to be filed with this Report on Form 10-K by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation of the Registrant, as amended (1)

3.2	By-laws of the Registrant (2)

10.1	Amended and Restated 1992 Stock Option Plan (2))

21.1	Subsidiaries of Registrant (3)

24.1	Power of Attorney (comprises a portion of the signature page of this report)

31.1*	Certification by Ricardo Figueiredo Bomeny, Chief Executive Officer and Acting Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by Ricardo Figueiredo Bomeny, Chief Executive Officer and Acting Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

(1)	Filed as an exhibit to Registrant’s Registration Statement on Form S-1 (File No. 333-3754).

(2)	Filed as an exhibit to Registrant’s Registration Statement on Form S-1 (File No. 33-71368).

(3)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 0-23278).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Rio de Janeiro, Federative Republic of Brazil, on the 31 day of March, 2010.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated:

/s/ Ricardo Figueiredo Bomeny Ricardo Figueiredo Bomeny	Date: March 31, 2010
Chief Executive Officer and Acting Chief Financial Officer

/s/ Guillermo Hector Pisano Guillermo Hector Pisano	Date: March 31, 2010
Chairman of the Board

/s/ Gustavo Alberto Villela Filho Gustavo Alberto Villela Filho	Date: March 31, 2010
Director

/s/Alexandre Nunes Alexandre Nunes	Date: March 31, 2010
Director

/s/ Marcos Rocha Marcos Rocha	Date: March 31, 2010
Director

/s/ Marcos Gouvêa Marcos Gouvêa	Date: March 31, 2010
Director

/s/ Lúcio Montanini Lúcio Montanini	Date: March 31, 2010
Director

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Brazil Fast Food Corp.
Rio de Janeiro, RJ
We have audited the accompanying consolidated balance sheets of Brazil Fast Food Corp. as of December 31, 2009 and 2008 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009, 2008 and 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Brazil Fast Food Corp. at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.
Rio de Janeiro, Brazil
March 31, 2010
/s/ BDO Auditores Independentes

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands of Brazilian Reais, except share amounts)

	December 31,
	2009		2008
CURRENT ASSETS:
Cash and cash equivalents (note 3)	R$	13,250	R$	10,424
Inventories		3,762		2,970
Accounts receivable (note 4)		10,342		10,741
Prepaid expenses		3,132		2,419
Other current assets (note 5)		3,323		2,642

TOTAL CURRENT ASSETS		33,809		29,196

Property and equipment, net (note 6)		35,003		31,104

Deferred charges, net (note 7)		6,799		4,544

Deferred tax asset, net (note 11)		13,597		13,688

Goodwill (note 2)		799		2,895

Other receivables and other assets (note 5)		10,948		7,716

TOTAL ASSETS	R$	100,955	R$	89,143

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Notes payable (note 8)	R$	13,829	R$	10,536
Accounts payable and accrued expenses (note 9)		16,275		14,383
Payroll and related accruals		4,668		4,565
Income taxes accruals		68		627
Taxes, other than income taxes		3,575		1,765
Current portion of deferred income (note 12b)		2,837		1,878
Current portion of contingencies and reassessed taxes (note 12c)		1,676		1,677
Other current liabilities		260		81

TOTAL CURRENT LIABILITIES		43,188		35,512

Deferred income, less current portion (note 12b)		4,076		4,836

Notes payable, less current portion (note 8)		8,604		11,099

Contingencies and reassessed taxes, less
current portion (note 12c)		18,803		18,210

TOTAL LIABILITIES		74,671		69,657

EQUITY
SHAREHOLDERS’ EQUITY:

Preferred stock, $.01 par value, 5,000 shares authorized; no shares issued		—		—
Common stock, $.0001 par value, 12,500,000 shares authorized;
8,472,927 and 8,437,927 shares issued;		1		1
8,137,762 and 8,148,717 shares outstanding
Additional paid-in capital		61,148		61,062
Treasury Stock (335,165 and 289,210 shares)		(1,946)		(1,601)
Accumulated Deficit		(33,021)		(39,917)
Accumulated comprehensive loss		(1,077)		(1,040)

TOTAL SHAREHOLDERS’ EQUITY		25,105		18,505

Non-Controlling Interest		1,179		981

TOTAL EQUITY		26,284		19,486

TOTAL LIABILITIES AND EQUITY	R$	100,955	R$	89,143

The accompanying notes are an integral part of the consolidated financial statements.

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(in thousands of Brazilian Reais, except share amounts)

	Year Ended December 31,
	2009		2008		2007
REVENUES
Net Revenues from Own-operated Restaurants	R$	146,875	R$	90,122	R$	85,904
Net Revenues from Franchisees		24,647		22,427		18,811
Revenues from Supply Agreements		10,270		8,317		6,673
Other Income		3,098		2,499		3,056

TOTAL REVENUES		184,890		123,365		114,444

OPERATING COST AND EXPENSES
Store Costs and Expenses (note 19)		(135,715)		(89,729)		(83,349)
Franchise Costs and Expenses (note 19)		(8,619)		(6,207)		(3,623)
Marketing Expenses		(4,092)		(1,053)		(2,082)
Administrative Expenses (note 14)		(21,298)		(17,442)		(13,430)
Other Operating Expenses (note 15)		(4,397)		(2,876)		(2,945)
Net result of assets sold		1,225		(205)		842

TOTAL OPERATING COST AND EXPENSES		(172,896)		(117,512)		(104,587)

OPERATING INCOME		11,994		5,853		9,857

Interest Expense, net (note 16)		(4,882)		(9,677)		(697)

NET INCOME (LOSS) BEFORE INCOME TAX		7,112		(3,824)		9,160

Income taxes — deferred (note 11)		—		311		4,343
Income taxes — current (note 11)		(36)		(746)		(46)

NET INCOME (LOSS) BEFORE NON-CONTROLLING INTEREST		7,076		(4,259)		13,457

Net (income) loss attributable to non-controlling interest		(180)		317		—

NET INCOME (LOSS) ATTRIBUTABLE TO BRAZIL FAST FOOD CORP.	R$	6,896	R$	(3,942)	R$	13,457

NET INCOME LOSS PER COMMON SHARE BASIC AND DILUTED	R$	0.85	R$	(0.48)	R$	1.65

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC AND DILUTED		8,152,505		8,163,949		8,169,766

The accompanying notes are an integral part of the consolidated financial statements.

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands of Brazilian Reais)

	Year Ended December 31,
	2009		2008		2007
Net Income (Loss)	R$	6,896	R$	(3,942)	R$	13,457
Other comprehensive income (loss):
Foreign currency translation adjustment		(37)		74		(134)

Comprehensive Income (loss)	R$	6,859	R$	(3,868)	R$	13,323

The accompanying notes are an integral part of the consolidated financial statements.

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands of Brazilian Reais)

				Additional				Accumulated	Total		Non-
	Common Stock			Paid-In		Treasury	Accumulated	Comprehensive	Shareholders’		Controlling		Total
	Shares	Par Value		Capital		Stock	Deficit	Loss	Equity		Interest		Equity
Balance, December 31, 2006	8,182,242	R$	1	R$	60,818	R$(808)	R$(48,753)	R$(980)	R$	10,278	R$	—		R$10,278

Exercise of options	10,000		—		35	—	—	—		35		—		35

Shares granted	10,000		—		135	—	—	—		135		—		135

Net Income	—		—		—	—	13,457	—		13,457		—		13,457

Acquisition of Company’s own shares	(24,555)		—		—	(252)	—	—		(252)		—		(252)

Cumulative translation adjustment	—		—		—	—	—	(134)		(134)		—		(134)

Balance, December 31, 2007	8,177,687	R$	1	R$	60,988	R$(1,060)	R$(35,296)	R$(1,114)	R$	23,519	R$	—	R$	23,519

Exercise of options	33,750		—		74	—	—	—		74		—		74

Net Loss	—		—		—	—	(3,942)	—		(3,942)		(317)		(4,259)

Acquisition of Company’s own shares	(62,720)		—		—	(541)	—	—		(541)		—		(541)

Non-Controling interest on IRB Acquisition	—		—		—	—	—	—		—		1,298		1,298

Paid dividend	—		—		—	—	(679)	—		(679)		—		(679)

Cumulative translation adjustment	—		—		—	—	—	74		74		—		74

Balance, December 31, 2008	8,148,717	R$	1	R$	61,062	R$(1,601)	R$(39,917)	R$(1,040)	R$	18,505	R$	981	R$	19,486

Exercise of options	35,000		—		86	—	—	—		86				86

Net income	—		—		—	—	6,896	—		6,896		180		7,076

Acquisition of Company’s own shares	(45,955)		—		—	(345)	—	—		(345)				(345)

Non-Controling interest on Doggis	—		—		—	—	—	—		—		18		18

Cumulative translation adjustment	—		—		—	—	—	(37)		(37)				(37)

Balance, December 31, 2009	8,137,762	R$	1	R$	61,148	R$(1,946)	R$(33,021)	R$(1,077)	R$	25,105	R$	1,179	R$	26,284

The accompanying notes are an integral part of the consolidated financial statements.

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of Brazilian Reais)

	Year Ended December 31,
	2009		2008		2007
CASH FLOW FROM OPERATING ACTIVITIES:
NET INCOME (LOSS) ATTRIBUTABLE TO BRAZIL FAST FOOD CORP.	R$	6,896	R$	(3,942)	R$	13,457
Adjustments to reconcile net income to cash provided by operating activities:

Depreciation and amortization		5,943		3,501		3,249
(Gain) Loss on assets sold and impairment of assets		(1,225)		205		(842)
Deferred income tax asset		—		(4,802)		(4,343)

Non-controlling interest		198		981		—

Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable		399		(2,124)		(1,305)
Inventories		(792)		308		(1,091)
Prepaid expenses and other current assets		(1,394)		(1,393)		(1,164)
Other assets		(3,232)		(1,871)		(1,366)
(Decrease) increase in:
Accounts payable and accrued expenses		1,892		7,777		(4,108)
Payroll and related accruals		103		1,641		98
Taxes		1,342		1,323		(242)
Other liabilities		771		2,897		(2,593)
Deferred income		199		1,132		3,532

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES		11,100		5,633		3,282

CASH FLOW FROM INVESTING ACTIVITIES:
Additions to property and equipment		(12,605)		(12,495)		(6,039)
Investiment in subsidiaries acquired		—		(4,283)		—
Goodwill on acquisition		—		(2,895)		—
Goodwill remeasurement		2,096		—		—
Proceeds from sale of property, equipment and deferred charges		1,733		1,527		1,537

CASH FLOWS (USED IN) INVESTING ACTIVITIES		(8,776)		(18,146)		(4,502)

CASH FLOW FROM FINANCING ACTIVITIES:
Net Borrowings (Repayments) under lines of credit		798		2,927		4,971
Loan contracted for acquisition of assets		—		13,737		—
Acquisition of Company’s own shares		(345)		(541)		(252)
Dividend paid		—		(679)		—
Proceeds from exercise of stock options		86		74		170

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES		539		15,518		4,889

EFFECT OF FOREIGN EXCHANGE RATE		(37)		74		(134)

NET INCREASE IN CASH AND CASH EQUIVALENTS		2,826		3,079		3,535

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR		10,424		7,345		3,810

CASH AND CASH EQUIVALENTS AT END OF YEAR	R$	13,250	R$	10,424	R$	7,345

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

On December 2006, the Company established a holding company, called BFFC do Brasil Participações Ltda. (“BFFC do Brasil”, formerly 22N Participações Ltda.), via the capital contribution of the equity interest it held in Venbo. After this restructuring, completed on December 31, 2006, all of the Company’s businesses in Brazil are being consolidated through BFFC do Brasil, and Venbo started to be prepared to conduct its business through three primary divisions: fast food restaurants, franchises and real estate. The creation of BFFC do Brasil also marked the beginning of the Company’s multi-brand program, discussed below:
KFC
During the first quarter of 2007, the Company reached an agreement with Yum! Brands, owner of the KFC brand. By this agreement, BFFC do Brasil started to conduct the operations of KFC’s four directly owned and operated restaurants in Rio de Janeiro as a Yum! Brands’ franchisee. In order to operate the KFC brand in Brazil, the Company, through BFFC do Brasil, set up a new subsidiary, named CFK Comércio de Alimentos Ltda. (“CFK”, formerly Clematis Indústria e Comércio de Alimentos e Participações Ltda.), which is responsible for managing, developing and expanding KFC’s chain in Brazil. CFK initiated its activities on April 1, 2007, and accordingly, the result of its operation is included in this report since that date.
Pizza Hut
On August 5, 2008 the Company, through its wholly-owned holding subsidiary, BFFC do Brasil, signed an agreement with a North-American company, RCI -Restaurants Connection International Inc (“RCI”), for the acquisition of 60% of its Brazilian subsidiary, IRB - Internacional Restaurantes do Brasil (“IRB”). On that date, IRB operated 14 restaurants in the city of São Paulo — Brazil, as a franchisee of Pizza Hut (another Yum!’s brand), with annual revenues of around R$50.0 million. IRB also operates a coffee concept brand called “In Bocca al Lupo Café” with 4 stores in São Paulo.

After such acquisition BFFC do Brasil begun to control and manage IRB.

The remaining 40% of IRB is hold by another Brazilian company of which the current IRB’s CEO is the main stockholder. Such IRB Officer has been operating the stores for the last years and has been responsible for raising the company that had gone through a long period of operating losses.

The Company has undertaken a bank loan in order to fund such acquisition through the Company’s subsidiary BFFC do Brasil within UBS Pactual (a Brazilian financial institution) in the total amount of R$9 million.

According to the purchase and sale agreement dated as of August 5, 2008, POGO Participações S.A. (“POGO”) is the buyer of IRB’s capital stock. However, BFFC do Brasil paid the costs of acquisition (US$5.5 million) to RCI -Restaurants Connection International Inc (“RCI”) in behalf of POGO. At the moment of this payment, BFFC do Brasil accounted for a loan receivable (a portion as “other current assets” and another portion as “other receivables and other assets”) with POGO. BFFC intended to subsequently convert a portion of such loan into POGO capital stock. However, due to pending legal issues, only during the fourth quarter of 2008, BFFC do Brasil managed to convert US$2.0 million of such loan into 60% of IRB’s capital stock. The other portion of the loan will be repaid considering the same terms as the loan between BFFC do Brasil and UBS Pactual, including the interest rates (see discussion on MD&A, at “Liquidity and Capital Resources”, B) Debt Obligation — financial institutions). The legal closing date for the purchase occurred in December, 2008 when the acquirer obtained the control of the acquiree.

Effective December 1, 2008, the Company paid for R$9 million for a 60% ownership interest in IRB’s capital stock. The results of the operations have been included in the consolidated financial statements beginning at the acquisition date.

During the first quarter of 2009, POGO, which owns 100% of IRB’s Capital, was merged into IRB.

During 2009, one new restaurant was open and, for 2010, two new restaurants will be open and a complete reform is foreseen to happen in one restaurant, also with adoption of a new brand image.
Doggis
During October 2008, the Company reached an agreement with G.E.D. Sociedad Anonima, one of the fast-food leaders in Chile, operating hot dog chain under the trade mark Doggis, with 150 stores in that country. As per such agreement, BFFC do Brasil will develop own and franchised hot-dog stores in Brazil and Doggis will develop Bob’s brand stores in Chile. This business will be operated in a Master Franchise concept, with a company created in Brazil, DGS Comercio de Alimento S.A. (“DGS”), and another company in Chile, BBS S.A. (“BBS”). 80% of capital shares will belong to the local controller of the brand and 20% to the corresponding partner. The transaction involves an investment of US$0.4 million to capitalize the master franchise companies along the first year of the agreement. The companies expect to open a maximum of 4 own stores in each country, an investment of around US$4.0 million. The Company opened the first Doggis’ store in third quarter of 2009 and another two were open during the fourth quarter of 2009. During the fourth quarter of 2009 BBS opened its first three stores in Chile. The present Consolidated Financial Statement also includes DGS accounts. BBS’ 2009 results were recorded through the equity method, representing BFFC’s share on such results.
SUPRILOG
During the second half of 2008 the Company started to operate a new Subsidiary, Suprilog Transportadora Ltda, which business is to support all the Company’s subsidiaries with maintenance for restaurant and its equipments, including warehouses for spare parts, engineering and marketing materials. It may also be used for some particular re-sale activities of special products or raw-materials used in the stores operation. Although its financial figures are currently not material, they are being entirely consolidated on the present Financial Staments.

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

Geographic area of operations

The Company primarily operates, directly and through franchisees, point of sales in all Brazilian states (primarily in Rio de Janeiro and São Paulo). Besides the Brazilian operations, the Company is also present, through Bob’s franchisees, in Angola, Africa, and in Chile, South America. These operations are not material to our overall results. The operation in Brazil is susceptible to changes in Brazilian economic, political, and social conditions. Brazil has experienced political, economic and social uncertainty in recent years, including an economic crisis characterized by exchange rate instability and Real devaluation, increased inflation, high domestic interest rates, negative economic growth, reduced consumer purchasing power and high unemployment. Under its current leadership, the Brazilian government has been pursuing economic stabilization policies, including the encouragement of foreign trade and investment and an exchange rate policy of free market flotation. Despite the current improvement of Brazilian economic environment, no assurance can be given that the Brazilian government will continue to pursue these policies, that these policies will be successful if pursued or that these policies will not be significantly altered.

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

The wholly-owned subsidiaries of the Company as of December 31, 2009 are BFFC do Brasil, Venbo, CFK and Suprilog. As discussed at note 1, the Company also own a 60% capital interest of IRB, 80% of DGS and 20% of BBS.

IRB’s and DGS’ accounts are entirely added to the present Consolidated Financial Statements and figures related to its non-controlling interests are stated both in the Company’s equity (in the Consolidated Balance Sheets) and in the Consolidated Income Statements.

The investment in BBS was accounted for as per the equity method.

The Company’s consolidated financial statements include the accounts of CFK and IRB subsequent to each acquisition, respectively April 1, 2007 and December 1, 2008, as well as DGS since the beginning of its operation (third quarter of 2009).

All material intercompany accounts and transactions have been eliminated in consolidation.

Goodwill

Goodwill represents the excess of cost over the net tangible assets and identifiable intangible assets of acquired businesses. The Company’s goodwill results from the acquisition of 60% of IRB’s equity. In order to determine fair value of goodwill at IRB acquisition, the Company allocated the fair value of all IRB’s assets and liabilities (determined by independent consultants) against an increase of IRB equity. The excess of the fair value of the unit over the amounts assigned to the assets and liabilities is the implied fair value of goodwill, at the amount of R$2.9 million registered in December, 2008 as non-current assets. During 2009, the Company reviewed the fair value of IRB’s fixed assets’ acquired. Such review reduced the goodwill to R$799 thousand and increased the fixed assets in R$2.1.

In accordance with guidance of the FASB ASC — Goodwill and Other Topic, the annual goodwill impairment test, conducted in the fourth quarter, compares the fair value of a reporting unit, generally based on discounted future cash flows, with its carrying amount including goodwill. If goodwill is determined to be impaired, the loss is measured by the excess of the carrying amount of the reporting unit over its fair value. Company’s annual goodwill impairment test derived no adjustment to its operating results.

Constant currency restatement

Through June 30, 1997 the Brazilian economy was hyperinflationary as defined by guidance of FASB ASC related to Foreign Currency Translation. The financial statements prior to that time were comprehensively restated for the effects of inflation. After that date, inflation restatement was not applied, however the non-monetary assets reflect the effects of inflation through that date.

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

Property and equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation on property and equipment is provided using the straight-line method over the following estimated useful lives of the related assets:

Years
Buildings and building improvements	50
Leasehold improvements	4-5
Machinery and equipment	10-15
Furniture and fixtures	10-15
Software	3—5
Vehicles	5

Deferred charges

Deferred charges, which relate to leasehold premiums paid in advance for rented outlet premises are stated at cost, less accumulated amortization. Leasehold premiums related to unprofitable stores written off.

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

Amounts received from suppliers linked to exclusivity agreements (see note 12b) are recorded as deferred income and are being recognized on a straight line basis over the term of such agreements or the related supply agreement.

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

In general, Bobs franchisees monthly contribute with 4.0% of their monthly gross sales to Bobs marketing fund, and since 2006, the Company is also committed to contribute at least 4.0% of its own-operated restaurant monthly gross sales (sales derived from special events are not subject to such contribution). These contributions can be deducted by the Company’s marketing department expenses, if previously agreed with the Company’s franchisees. However, the total of marketing investments may be greater than 4.0% of combined sales, if there is any supplier additional contribution (joint marketing programs) or if the Company use additional own cash on marketing advertising and promotion. Currently, the company reached around of 10% of gross sales.

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

The marketing fund expenses on advertising and promotions are recognized as incurred. Total marketing investments financed by the marketing fund amounted R$19.3 million, R$20.3 million and R$19.4million for the years ended December 31, 2009, 2008 and 2007, respectively.
KFC and Pizza Hut Brands
KFC and Pizza Hut brands have no Marketing Fund since they have no franchisees up to the end of 2009.

However, the Company monthly contributes with 0.5% of KFC and Pizza Hut monthly net sales to a marketing fund managed by YUM! Brands — Brazil. In addition, the Company is also committed to invest 5.0% of KFC and Pizza Hut monthly net sales on local marketing and advertising activities.

The marketing expenses on KFC and Pizza Hut advertising and promotions are recognized as incurred and amounted R$3.6 million and R$3.4 million for the years ended December 31, 2009 and 2008, respectively.

Doggis
The Company is committed to invest at least 4% of Doggis’ restaurant sales in local marketing expenses. There is no contribution to a marketing fund.

Local marketing expenses on Doggis advertising and promotions are recognized as incurred and amounted R$0.2 million for its four month period of operations during 2009.

Stock options

Since January, 2006, the Company adopted the guidance of FASB ASC on Share-Based Payment, using the modified-prospective transition method. Under this transition method, compensation cost beginning in 2006 includes the portion vesting in the period for (1) all share-based payments granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original guidance on Share-Based Payment and (2) all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of most recent guidance. Results for prior periods have not been restated.

During 2005, the Company’s Board of Directors and a majority of the shareholders of the Company decided that Board compensation would be paid in cash and that no more stock options would be granted. Accordingly, during 2009, 2008 and 2007, no options were granted.

Compensation expense related to share-based awards is generally amortized on a straight-line basis over the vesting period other income (expenses) in the consolidated statement of results. In the beginning of 2009 the last 35,000 outstanding options were exercised and no share-based compensation was charged to Company’s results. In 2008, results included share-based compensation expense of R$5 thousand both in 2008 and in 2007.

Income taxes

The Company accounts for income taxes in accordance with guidance provided by the FASC ASC on Accounting for Income Taxes. Under the asset and liability method of such guidance, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under the above referred guidance, the effect of a change in tax rates or deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The effect of income tax positions are recorded only if those positions are “more likely than not” of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Although we do not currently have any material charges related to interest and penalties, such costs, if incurred, are reported within the provision for income taxes.

Long-lived and intangibles assets

The Company adopted guidance on the impairment or disposal of long-lived assets in the Property Plant and Equipment Topic of the FASB ASC, which requires that long-lived assets being disposed of be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations.

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

The Company applied annually impairment tests, mainly at its goodwill, property, equipment and deferred charges. For the year ended December 31, 2009 no adjustments were required according to those tests.

Net income (loss) per common share

The Company applies adopted guidance on Earnings per Share Topic of the FASB ASC, in the calculation of earnings per share. Under this standard, Basic EPS is computed based on weighted average shares outstanding and excludes any potential dilution; Diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock. There were no common share equivalents outstanding as of December 31, 2009, 2008 and 2007 that would have had a dilutive effect on earnings for those respective years.

Recently issued accounting standards

In 2006, the FASB issued guidance on accounting for uncertainty in income taxes, codified primarily in the Income Taxes Topic of the FASB ASC . This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. This guidance also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of this guidance establish the cumulative effect of the change in accounting principle to be recorded as an adjustment to retained earnings. The Company adopted guidance on accounting for uncertainty in income taxes effective January 1, 2007, as required, however, its adoption did not derived material effects on the Company’s consolidated financial statements.

In April 2009, the FASB provided additional guidance for estimating fair value in accordance with FASB ASC “Fair Value Measurements and Disclosures” when there is no active market or where the price inputs being used represent distressed sales. This guidance reaffirms the objective of fair value measurement, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale). It also reaffirms the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive. This update to FASB ASC “Fair Value Measurements and Disclosures” was effective prospectively for reporting periods ending after June 15, 2009. The adoption of this update in the second quarter of 2009 did not impact our consolidated financial position, results of operations, or cash flows.

Derivatives and Hedging — We adopted the amendment to FASB ASC “Derivatives and Hedging” on January 1, 2009. This amendment expands the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB ASC “Derivatives and Hedging,” and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The adoption of this accounting standard on January 1, 2009 did not impact our consolidated financial position, results of operations, or cash flows.

Non-controlling Interest — During 2009 the Company adopted certain provisions of FASB ASC 805-20 “Business Combinations — Identifiable Assets and Liabilities, and Any Noncontrolling Interest”. These establish accounting and reporting standards for the non-controlling interest (formerly known as minority interest) in a subsidiary (which may include variable interest entities) and for the deconsolidation of a subsidiary. Significant changes include: balance sheet and income statement presentation and expanded disclosures; accounting for changes in a parent ownership interest in a subsidiary that do not result in deconsolidation; and recognition and measurement of a gain or loss when a subsidiary is deconsolidated. For balance sheet presentation, non-controlling interests are now recorded within equity and so-called “mezzanine” display is not permitted. In income statements, the amount of income attributable to the non-controlling interest is now a deduction that impacts net income. The statement requires prospective application except for the presentation and disclosure requirements, which must be applied retrospectively for all periods presented. Prior periods were reclassified to conform to the current period presentation.

Interim Disclosures — Fair Value of Financial Instruments — We adopted the amendment to FASB ASC “Interim Disclosures about Fair Value of Financial Instruments” in the second quarter of 2009. This amendment requires the existing disclosure requirements related to the fair value of financial instruments be extended to interim periods that were previously only required in annual financial statements. The adoption of this accounting standard in the second quarter of 2009 did not impact our consolidated financial position, results of operations, or cash flows.

Subsequent Events — We adopted FASB ASC “Subsequent Events” in the second quarter of 2009. This accounting standard establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date; that is, whether that date represents the date the financial statements were issued or were available to be issued. Consistent with the requirements of this accounting standard for public entities, we evaluate subsequent events through the date the financial statements are issued. FASB ASC “Subsequent Events” should not result in significant changes in the subsequent events that an entity reports, either through recognition or disclosure, in its financial statements. The adoption of this accounting standard in the second quarter of 2009 did not impact our consolidated financial position, results of operations, or cash flows. The FASB amended this accounting guidance in March 2010, effective immediately, to exclude public entities from the requirement to disclose the date on which subsequent events have been evaluated. In addition, the amendment modified the requirement to disclose the date on which subsequent events have been evaluated in reissued financial statements to apply only to such statements that have been restated to correct an error or to apply U.S. GAAP retrospectively. As a result of this amendment, we did not disclose the date through which we evaluated subsequent events in this report on Form 10-K.

FASB Accounting Standards Codification — In June 2009, the FASB issued FASB ASC “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” The FASB Accounting Standards Codification has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP. All existing accounting standard documents are superseded by the FASB ASC and any accounting literature not included in the FASB ASC will not be authoritative. However, rules and interpretive releases of the SEC issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. This accounting standard is effective for interim and annual reporting periods ending after September 15, 2009. Therefore, beginning with our third quarter 2009 report on Form 10-Q, all references made to GAAP in our consolidated financial statements now reference the new FASB

ASC. This accounting standard does not change or alter existing GAAP and, therefore, did not impact our consolidated financial position, results of operations, or cash flows.

In June 2009, the FASB issued changes on guidelines of consolidation of variable interest entities. Such new guidelines determine when an entity that is insufficiently capitalized or not controlled through voting interests should be consolidated. According to this recent accounting pronouncement, the company has to determine whether it should provide consolidated reporting of an entity based upon the entity’s purpose and design and the parent company’s ability to direct the entity’s actions. The guidance is to be adopted during 2010 fiscal year. The Company does not expect adoption of this guidance to have a material impact on its consolidated financial statements.

In January 2010, the FASB issued amendments to the existing fair value measurements and disclosures guidance which requires new disclosures and clarifies existing disclosure requirements. The purpose of these amendments is to provide a greater level of disaggregated information as well as more disclosure around valuation techniques and inputs to fair value measurements. The guidance is to be adopted during 2010 fiscal year. The Company does not expect adoption of this guidance to have a material impact on its consolidated financial statements.
3	CASH AND CASH EQUIVALENTS

Cash and cash equivalent consists of the following:

	December 31,
R$’000	2009		2008
Cash at point of sales	R$	1,435	R$	1,354
Cash with money collectors		561		288
Bank accounts		2,028		281
Investments funds		9,226		8,501

	R$	13,250	R$	10,424

Bank account figures are comprised of the amount of R$298,000 (R$54,000 in 2008) which is deposited in a financial institution located in the U.S.A. and the remaining balance in financial institutions located in Brazil.

The Company invests its temporary overflow of cash in financial funds linked, in their majority, to fixed-income securities. In 2009, a portion of those investments were pledged to UBS Pactual loan (note 8.c), related to the acquisition of Pizza Hut business in Brazil.

4	ACCOUNTS RECEIVABLE

Accounts Receivables consists of the following:

	December 31,
R$’000	2009		2008
Clients — food sales	R$	6,199	R$	3,952
Clients — other		102		—
Franchisees — current accounts		3,338		5,684
Franchisees — renegotiated past due accounts		1,498		1,726
Franchisees — receivable from sales of assets		419		593
Allowance for doubtful accounts		(1,214)		(1,214)

	R$	10,342	R$	10,741

5	OTHER CURRENT ASSETS, OTHER RECEIVABLES AND OTHER ASSETS

Other assets consist of the following:

R$’000

Other current assets:

	December 31,
	2009		2008
Witholding taxes	R$	600	R$	772
Receivables from franchisees and from FBD (a)		2.689		897
Other current receivables		34		973

	R$	3.323	R$	2.642

R$’000

Other receivables and other assets:

	December 31,
	2009		2008
Receivables from franchisees — assets sold (b)	R$	700		267
Judicial deposits (c)		10.134		7.419
Other receivables		114		30

	R$	10.948	R$	7.716

(a)	Short term receivables from franchisees developed from rights other than royalties and sale of assets and receivables derived from transaction discussed at note 1;

(b)	Long term portion of receivables derived from selling of restaurants to franchisees; and

(c)	Deposits required by Brazilian court in connection to some legal disputes, also discussed at note 12.c;

6 PROPERTY AND EQUIPMENT, NET
     Property and equipment consists of the following:

	December 31,
R$’000	2009		2008
Land	R$	2,322	R$	2,322
Buildings and building improvements		4,831		5,077
Leasehold improvements		18,785		16,525
Machinery, equipment and software		29,177		27,691
Furniture and fixtures		6,147		6,569
Assets under capitalized leases		1,949		3,218
Vehicles		409		348
Work in progress		674		64

		64,294		61,814

Less: Accumulated depreciation and amortization		(29,291)		(30,710)

	R$	35,003	R$	31,104

7 DEFERRED CHARGES, NET
     Deferred charges consist of the following:

	December 31,
R$’000	2009		2008
Leasehold premiums	R$	13,120	R$	10,374
Franchise Charges		1,218		—

Less: Accumulated amortization		(7,539)		(5,830)

	R$	6,799	R$	4,544

8 NOTES PAYABLE
     Notes payable consists of the following:

	December 31,
R$000’	2009		2008
Revolving lines of credit (a)	R$	11,422	R$	4,641
Leasing facilities (b)		1,373		3,257
Other loan (c)		9,638		13,737

		22,433		21,635

Less: current portion		(13,829)		(10,536)

	R$	8,604	R$	11,099

     At December 31, 2009, future maturities of notes payable are as follows:

R$000’
2010	R$	13,829
2011		6,300
2012		2,304

	R$	22,433

a) A portion of such debt obligation (R$6.0 million) is due on demand from two Brazilian financial institutions with interest rates of approximately 20.0%p.y. Another portion (R$5.4 million) is payable in different terms to two Brazilian financial institutions. The first of them is payable in 24 installments of R$211,000 (ending on December, 2011), plus interests of 14.0%p.y. The second one is payable in ten installments of R$30,000 (ending on October, 2010), plus interests of 16.7%p.y. All debts of this category are collateralized by certain officers and receivables.
(b) Comprised of various lease facilities with Brazilian private institutions for the funding of store equipment; payable in a range from 4 to 22 monthly payments, together with interests range from 14.3% p.y. to 23.4% p.y (ending on October, 2011). All debts of this category are collateralized by assets leased.
(c) 4 loans contracted within UBS Pactual related to the acquisition of Pizza Hut business in Brazil (note 1). Repayment of those loans range from 12 to 36 monthly installments (ending on December, 2012), averaging R $117,000, plus average interest of 16.7%p.y. Loan is guaranteed by Company’s financial funds.
The carrying amount of notes payable approximates fair value at December 31, 2009 because they are at market interest rates.

9 ACCOUNTS PAYABLE AND ACCRUED EXPENSES
     Accounts payable and accrued expenses consist of the following:

	December 31,
R$’000	2009		2008
Suppliers	R$	10,751	R$	9,804
Rent payable		1,657		1,191
Consulting fees		596		260
Accrued utilities		805		367
Accrued maintenance		267		447
Accrued advertising		158		778
Marketing fund		1,010		184
Royalty payable		444		264
Other accrued liabilities		587		1,088

	R$	16,275	R$	14,383

As mentioned at note 2, the balances presented in the caption Marketing Fund represent contributions made by Venbo and by the Bobs’ brand franchisees, but not used in campaigns yet.
10 CASH FLOW INFORMATION
     Supplemental Disclosure of Cash Flow Information:

			December 31,
R$’000	2008		2008		2007

Interest paid	R$	4,836	R$	1,644	R$	465

Income taxes paid	R$	103	R$	270	R$	69

11 INCOME TAXES
Tax loss carryforwards through December 31, 2009 relating to income tax were R$60.8 million and to social contribution tax were R$61.6 million, comprised mainly of fiscal results at Venbo, CFK, IRB and DGS. Social contribution tax is a Brazilian tax levied on taxable income and is by its nature comparable to corporate income tax.
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
The following is a reconciliation of the amount of reported income tax benefit and the amount computed by applying the combined statutory tax rate of 34.0% to the loss before income taxes:

			December 31,
R$’000	2009		2008		2007
Tax (expense) income at the combined statutory rate	R$	(2,418)	R$	1,300	R$	(3,114)
Current income tax offset by accumulated tax loss credits		—		—		1,114
Combined statutory rate applied to differences between taxable results in Brazil and reported results		2,382		(2,046)		1,954

Income tax (expense) as reported in the accompanying consolidated statement of operations	R$	(36)	R$	(746)	R$	(46)

Differences between taxable results in Brazil and reported results are primarily due to accrued expenses that are only deductible when paid, such as contingencies. Differences between Brazilian GAAP and U.S. GAAP also result on reconcile of reported income tax.

The following summarizes the composition of deferred tax assets and liabilities and the related valuation allowance at December 31, 2009 and 2008, based on temporary differences and tax loss carry forwards determined by applying rates of 9.0% for social contribution tax and 25.0% for income tax.

	December 31,
R$’000	2009		2008
Deferred tax assets:
Tax loss carry forward	R$	20,738	R$	21,790
Provision for contingencies		2,539		2,100
Deferred charges		2,126		(28)

Total deferred tax assets		25,403		23,862

Deferred tax liabilities:
Property and equipment		3,881		3,448

Total deferred tax liabilities		3,881		3,448

Net deferred tax asset		21,522		20,414

Valuation allowance		(7,925)		(6,726)

	R$	13,597	R$	13,688

Company’s forecasts indicate that future operating results will provide taxable income at Venbo and IRB, therefore the company expects to realize a great portion of its deferred tax assets. The valuation allowance reflects the Company’s assessment of the likelihood of realizing the net deferred tax assets in view of current operations and is mostly comprised of tax loss carryfowards held by the Company through CFK and DGS, as well as portion of Venbo’s tax loss which are greater than the projected taxable income.
12 COMMITMENTS AND LITIGATION
a) Operating leases
The future minimum lease payments under those obligations with an initial or remaining non-cancelable lease terms in excess of one year at December 31, 2009 are as follows:

R$’000
Fiscal Year	Contractual Leases
2010	6,914
2011	5,948
2012	2,660
2013	1,830
2014	1,469
Thereafter	1,630

Total	20,451

Rent expense was R$15.1 million, R$14.5 million, and R$7.2 million for the years ended December 31, 2009, 2008, and 2007, respectively.
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
As of December 31, 2009 the company had the amount of R$6.9 million (R$6.7 million in 2008) recorded as Deferred Income in its balance sheet, related to such commitments.

     c) Reassessed taxes and Contingencies
Liabilities related to tax amnesty programs and litigation consist of the following:

			December 31,
		2009			2008
			Long			Long
	Total	Current	Term	Total	Current	Term
R$’000	Liability	Liability	Liability	Liability	Liability	Liability
Reassessed taxes
Federal taxes	13,011	1,676	11,335	13,712	1,677	12,035
Contingencies
ISS tax litigation	5,123	—	5,123	3,828	—	3,828
Labor litigation	2,137	—	2,137	2,065	—	2,065
Property leasing litigation and other litigation	208	—	208	282	—	282

TOTAL	20,479	1,676	18,803	19,887	1,677	18,210

Reassessed taxes
Since September 2002, the Company and its subsidiaries have been paying all its current taxes on a timely basis. However, during 1999, 2001 and in the beginning of 2002, certain Brazilian Federal taxes levied on Venbo were not paid.
The Company applied to join and was accepted into two subsequent amnesty programs offered by the Brazilian federal government (REFIS during 1999 and PAES during 2003) in order to renegotiate those debts.
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
During the period of twelve months ended December 31, 2009, the Company paid approximately R$2.1 million (2.0 million in the same period of 2008) related to such Brazilian federal tax amnesty program, including R$0.3 million (R$0.4 million in 2008) of interest.
During 2008, the Brazilian Federal Government reviewed their records and detected that the computation of PAES was incorrect for most of the companies which have adhered to such program. At most cases, there was miscalculation of interest beard on debts of Brazilian Social Security (INSS). During the last quarter of 2008, the Company adjusted its liabilities in additional R$2.8 million in order to comply with such fiscal review.

In February 2005, the Company compared its remaining debt regarding PAES with statements provided by the Brazilian Federal Government. Those statements reported that Company’s total debt would be greater than the figures in the Company’s balance sheet, in the amount of approximately R$3.2 million.
During March, 2005, the Company filed a formal request with the Brazilian Federal Authorities, claiming to have its total debt reviewed. Such request, reconciled the amounts the Company had accrued at its accounting books to the amounts reported in the official statement at the same period. The Company believes that the amounts accrued at the balance sheet as of December 31, 2009, total of R$13.0 million (R$13.7 million in December 31, 2008) are correct, however, there is no assurance that the outcome of this situation will derive further liability to the Company. As of December 31, 2009, the difference between such debt at the statements provided by the Brazilian Federal Government and the statements reported by the Company’s was R$4.8 million (R$4.8 million in December 31, 2008).
During the third quarter of 2009, the Brazilian Government issued another amnesty program. The Companies which apply to such new program will consolidate the balances of previous programs and other fiscal debts. Depending on the number of monthly installments the Companies choose, they will receive different reduction of their fiscal debt.
The program rules are not already fully formalized by the Brazilian Fiscal Authorities, including how the government will compute the debt consolidation. The Company has applied to it and expects to have its fiscal debt consolidated by the end of the first semester of 2010. The Company cannot estimate at the present moment if any material adjustment to its accrued amounts will be necessary when Brazilian Government provide the Company’s consolidated fiscal debt.
Contingencies
•	ISS litigation
ISS is a tax charged by Brazilian cities on services rendered by Brazilian companies.
None of the Company’s revenues were subject to such tax until 2003, but in the beginning of 2004 a new ISS legislation has been implemented and according to it, royalty fees had to be included on the basis of ISS calculation.
Although the Company is claiming in court that royalty fees should not be considered payment for services rendered and therefore should not be subject to ISS taxation, the Company is depositing monthly with the court the amount claimed by ISS, while awaiting the court’s determination. In addition, the Company has accrued the claimed amounts as of December 31, 2009, total of R$5.1 million (R$3.8 million in December 31, 2008), which the Company’s Management, based on the opinion of its legal advisors, believes is sufficient to face Company’s current tax contingencies.
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
During 2005, the Company was ordered to pay a fine of approximately R$480,000 to a former employee. Despite the infrequency of this amount in labor processes, the Company is not guarded from receiving other labor claims in such high amount. During 2008 and 2007 the Company received other labor claims from former employees. As of September 30, 2009 the Company’s accounted for liabilities in the amount of R$2.1 million (R$2.0 million in December 31, 2008), which the Company’s Management, based on the opinion of its legal advisors, believes is sufficient to face Company’s current labor contingencies.
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
- The owner of the property where the Company held a lease contract for operation of one of the Company’s store (closed in 2002) claimed unpaid monetary restatement on rent for a period of two and a half years in the amount of R$1.0 million. The Company has reached an agreement and reduced the claimed amount to R $700 thousand. The Company is not guarded from receiving other lease claims in such high amount.
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
- Concerning inquires from the Brazilian Government General Attorney Office the Company has the following issues:
a) obligation to hire handicap personnel up to a minimum of 5% of our total employees. Although the Company is managing to hire and train some handicap personnel, there are difficulties to reach such percentage given the conditions of our stores and the limitation of labor supply. The Company is trying to reach an agreement with the General Attorney Office, but we cannot guarantee we will be successful and avoid fines.
b) questioning related to the total amount of taxes paid by Venbo during the Pan American and Para Pan American Games. Although the Company has proved that the referred taxes were collected according to a special tax regime of Rio de Janeiro Estate, we cannot predict judge final outcome.
- IPTU is a Brazilian municipal tax charged on real estate. Fiscal Authorities are claiming to pay IPTU twice (in amount of R$400 thousand) on one of Venbo’s store, because its building is considered as facing two streets. Although our lawyers understand that this claim has no legal basis we cannot predict the result of its appeal.
- During February, 2010, the Brazilian Federal Tax Authorities questioned the procedures that the Company has been applying in past years in order to recover IPI (a tax on industrial production), included in packaging products, bought from different suppliers. The Authorities agree that we have the right to such tax credit but understand that we would have claimed it from the suppliers and not from the Government. The Company has already filed its defense but there is no guarantee that it will be successful to avoid to pay around R$1.2 million to the Government and claim the suppliers for reimbursement.
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
Common Stock
The table below states issued, treasury and outstanding shares of common stock:

	December 31,
	2009	2008
Issued shares	8,472,927	8,437,927

Less: Treasury stock	(335,165)	(289,210)

Outstanding shares	8,137,762	8,148,717

Stock repurchase plan
During the last quarter of 2004, the Company’s Board of Directors approved a stock repurchase plan covering the repurchase of as many as 200,000 shares of its own common stock. The plan goal was to optimize the cash generated in the United States and its repurchase limit has been increased by 200,000 shares on October 18, 2006.
During 2009, the Company repurchased a total amount of 45,955 shares (62,720 in 2008 and 24,555 in 2007), under the referred stock repurchase plan. The Company’s total disbursement for these transactions totaled R$1.9 million and is accounted for as a deduction of Paid in Capital, in the Shareholders’ Equity section of the accompanying consolidated balance sheets.

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
During 2009, options to purchase an aggregate of 35,000 (33,750 in 2008) shares of common stock were exercised, having an aggregate purchase price of $37,100 ($25,175 in 2008) equivalent to R$85,000 (R$74,000 in December 30, 2008).
There were no options canceled or expired during the twelve months ended December 31, 2009, under the Company’s Stock Option Plan.
Intrinsic value for stock options is defined as the difference between the current market value and the exercise price. The total intrinsic value of stock options exercised during the period of 2009 was approximately $94,150 (approximately $150,075 in 2008). The total intrinsic value of options exercisable at December 31, 2008 was approximately US$104,650.
After those options which were exercised during 2009, the Company has no further exercisable options, under the Company’s Stock Option Plan.

All options are immediately vesting. Option activity for the years ended December 31, 2009, 2008 and 2007 is summarized as follows:

	2009		2008		2007
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Options outstanding at beginning of year	35,000	$1.06	68,750	$1.22	78,750	$1.35
Granted	—	—	—	—	—	—
Exercised	(35,000)	1.06	(33,750)	1.39	(10,000)	2.19
Expired	—	—	—	—
Canceled	—	—	—	—	—	—

Options outstanding at December 31,	—	$—	35,000	$1.06	68,750	$1.22
Options exercisable at December 31,	—	$—	35,000	$1.06	68,750	$1.22
14 ADMINISTRATIVE EXPENSES
Administrative Expenses consist of the following:

	Year Ended December 31,
R$000’	2009	2008	2007
Payroll & Related Benefits	9,575	7,628	6,522
Occupancy expenses	2,182	1,940	1,445
Legal, accounting and consulting	4,714	3,310	1,821
Maintenance Expenses	337	629	401
IT Expenses	705	777	613
Travel and transport expenses	1,021	550	525
Bank Charges	410	227	179
Other Administrative Expenses	2,354	2,381	1,924

	21,298	17,442	13,430

15 OTHER OPERATING EXPENSES
Other expenses consist of the following:

	December 31,
R$’000	2009		2008		2007
Uncollectable receivables		(502)		(851)		(1,288)
Reassessed tax and other tax adjustments		187		—		424
Accruals for contingencies		(443)		—		215
Depreciation of Headquarters’ fixed assets		(805)		(682)		(833)
Professional fees for tax consulting		—		—		(1,793)
Preoperating and other (expenses) income		(2,834)		(1,343)		330

	R$	(4,397)	R$	(2,876)	R$	(2,945)

16 INTEREST EXPENSE, NET
Interest Expenses, net consist of the following:

	December 31,
R$’000	2009		2008		2007
Interest income		1,424		1,896		579
Interest expenses		(6,306)		(11,573)		(1,276)

	R$	(4,882)	R$	(9,677)	R$	(697)

During 2008, the account Interest Expenses, net was significantly burden by the loans agreement renegotiation within UBS Pactual, (see note 8), as well as, by the monetary restatement and interest recalculation of Federal Taxes and Social Security penalities — PAES (see note 12), in the amounts of R$6.7 million and R$2.8 million, respectively.
17 TRANSACTIONS WITH RELATED PARTIES
Among all 622 franchised Bobs’ point of sales (“POS”), 25 stores (25 stores in 2008) are franchised with Mr Romulo Fonseca (or relative) and 33 stores (28 stores in 2008) are franchised with Mr. Jose Ricardo Bomeny (or relative) Both individuals are Company’s shareholders. All franchise transactions with those related parties are made at usual market value and at December 31, 2009 the Company account receivables included R$700,247 (R$527,253 in 2008) related to them.

18 SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
(In thousand of Brazilian Reais, except share amounts)

	2009
	First	Second	Third	Fourth
R$’000	Quarter	Quarter	Quarter	Quarter
Net Restaurant Sales	34,974	33,356	36,986	41,559
Net Franchise Revenues	6,092	4,936	6,120	7,499
Operating income (loss)	1,832	1,670	3,299	5,193
Net income (loss)	1,123	350	2,151	3,272
Basic and diluted income per share	0.14	0.04	0.26	0.41
Weighted average common shares outstanding	8,172,166	8,157,902	8,142,061	8,138,321

R$’000	2008
Net Restaurant Sales	20,628	18,539	21,670	29,285
Net Franchise Revenues	4,965	5,151	5,699	6,612
Operating income	2,278	(10)	1,878	1,707
Net income (loss)	2,029	39	1,935	(7,945)
Basic and diluted income per share	0.25	0.00	0.24	(0.97)
Weighted average common shares outstanding	8,192,720	8,166,961	8,149,919	8,146,612

19 SEGMENT INFORMATION
Through our wholly-owned subsidiary Venbo, which conducts business under the trade name “Bob’s”, we own and, directly and through franchisees, operate the second largest fast food hamburger restaurant chain in Brazil.
Since April 2007, we operate, through our wholly-owned subsidiary CFK, the KFC’s brand in Brazil, with 10 stores in Rio de Janeiro.
Since December 1, 2008, we operate through our subsidiary IRB, the Pizza Hut`s brand in Sao Paulo, Brazil, with 15 stores.
Since September, 2008, we operate through our subsidiary DGS, the Doggis’ brand in Rio de Janeiro, Brazil, with 3 stores.
Currently the majority of Company’s operations are concentrated at the southeast region of Brazil. Regarding Bob’s brand, as of December 31, 2009, from the total of 59 own-operated point of sales, 1 were located at the southeast region which provided 98.4% of total Net Revenues from Own-operated Restaurants. In addition, from the total of 622 franchise-operated point of sales, 373 were located at the same region, which provided 55.2% Net Revenues from Franchisees.
Besides the Brazilian operations, the Bob’s brand is also present, through franchisees, in Angola, Africa and since the last quarter of 2009 in Chile, South America. These operations are not material to our overall results.
The following table presents the Company’s revenues, costs/expenses and operating income by segment.

	Results from own-stores operations
	Year Ended December 31,
R$000’	2009		2008		2007
Revenues	R$	146,875	R$	90,122	R$	85,904
Food, Beverage and Packaging		(51,720)		(34,578)		(31,334)
Payroll & Related Benefits		(33,787)		(24,939)		(22,807)
Restaurant Occupancy		(15,446)		(10,236)		(10,107)
Contracted Services		(16,768)		(10,036)		(11,681)
Depreciation and Amortization		(5,138)		(2,819)		(2,416)
Royalties charged		(3,537)		(271)		—
Other Store Costs and Expenses		(9,319)		(6,850)		(5,004)

Total Own-stores cost and expenses		(135,715)		(89,729)		(83,349)

Operating margin	R$	11,160	R$	393	R$	2,555

	Results from franchise operations
	Year Ended December 31,
R$000’	2009		2008		2007
Revenues	R$	24,647	R$	22,427	R$	18,811
Payroll & Related Benefits		(5,393)		(3,110)		(2,600)
Occupancy expenses		(709)		(671)		(283)
Travel expenses		(784)		(758)		(334)
Contracted Services		(715)		(665)		(68)
Other franchise cost and expenses		(1,018)		(1,003)		(338)

Total franchise cost and expenses		(8,619)		(6,207)		(3,623)

Operating margin	R$	16,028	R$	16,220	R$	15,188

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

Own-stores operation conducted by the Company provided the following figures per brand:

	Results from Bob’s brand operations						Results from KFC’s brand operations
	Year Ended December 31,						Year Ended December 31,
R$000’	2009		2008		2007		2009		2008		2007 *
Revenues	R$	78,686	R$	75,133	R$	80,111	R$	18,868	R$	10,640	R$	5,793
Food, Beverage and Packaging		(29,272)		(29,255)		(29,502)		(7,293)		(4,082)		(1,832)
Payroll & Related Benefits		(18,523)		(20,127)		(21,096)		(4,617)		(3,156)		(1,711)
Occupancy expenses		(8,560)		(8,359)		(9,209)		(2,417)		(1,437)		(898)
Contracted Services		(9,124)		(8,383)		(10,913)		(2,393)		(1,653)		(768)
Depreciation and Amortization		(2,569)		(2,611)		(2,410)		(879)		(95)		(6)
Royalties charged		—		—		—		(555)		(189)		—
Other Store Costs and Expenses		(5,800)		(6,356)		(4,872)		(676)		(305)		(132)

Total Own-stores cost and expenses		(73,848)		(75,091)		(78,002)		(18,830)		(10,917)		(5,347)

Operating margin	R$	4,838	R$	42	R$	2,109	R$	38	R$	(277)	R$	446

						Results from
						Doggi’s brand
						operations
	Results from Pizza Hut’s brand operations					Year Ended
	Year Ended December 31,					December 31,
R$000’	2009		2008 **			2009 ***
Revenues	R$	48,764	R$	4,349	R$	557
Food, Beverage and Packaging		(14,808)		(1,241)		(347)
Payroll & Related Benefits		(10,442)		(1,656)		(205)
Occupancy expenses		(4,377)		(440)		(92)
Contracted Services		(5,191)		—		(60)
Depreciation and Amortization		(1,658)		(113)		(32)
Royalties charged		(2,982)				—
Other Store Costs and Expenses		(2,798)		(271)		(45)

Total Own-stores cost and expenses		(42,256)		(3,721)		(781)

Operating margin	R$	6,508	R$	628	R$	(224)

*	KFC’s 2007 figures are comprised of nine months, since its operations started on April 1, 2007.

**	Pizza Hut’s 2008 figures are comprised of one month, since its operations started on December 1, 2008.

***	Doggi’s 2009 figures are comprised of four months, since its operations started on September 1, 2009.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation of the Registrant, as amended (1)

3.2	By-laws of the Registrant (2)

10.1	Amended and Restated 1992 Stock Option Plan (2))

21.1	Subsidiaries of Registrant (3)

24.1	Power of Attorney (comprises a portion of the signature page of this report)

31.1*	Certification by Ricardo Figueiredo Bomeny, Chief Executive Officer and Acting Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by Ricardo Figueiredo Bomeny, Chief Executive Officer and Acting Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Certifying Statement of the Chief Executive Officer and Acting Chief Financial Officer pursuant to Section 1350 of the Title 18 of the United States Code.

*	Filed herewith.

(1)	Filed as an exhibit to Registrant’s Registration Statement on Form S-1 (File No. 333-3754).

(2)	Filed as an exhibit to Registrant’s Registration Statement on Form S-1 (File No. 33-71368).

(3)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 0-23278).