Form 10-K/A
period 2009-12-31
BRAZIL FAST FOOD CORP
filed 2010-04-29
CIK 914537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑
     As of April 27, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $24,684,667, computed by reference to the average bid and asked price of such common stock.
8,472,927
(Number of shares outstanding of the Registrant’s common stock as of April 27, 2010)
     Document incorporated by reference: see Explanatory Note below.

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A hereby amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which Brazil Fast Food Corp. (the “Company”) previously filed with the Securities and Exchange Commission (“SEC”) on March 31, 2010. We are filing this amendment to add certain information required in Part III, Items 10 through 14.
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
     Certain information regarding our executive officers and directors is set forth below.

		Position and Offices	Director
Name	Age	Presently Held	Since
Guillermo Hector Pisano	71	Director	2002
Gustavo Alberto Villela Filho	63	Director	2007
Lúcio Cesar Montanini	53	Director	2009
Marcos Gouvêa de Souza	62	Director	2009
Alexandre F. Nunes	44	Director	2009
Marcos Rocha	46	Director	2009
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
     Lucio Montanini has served as one our directors since September, 2009 and as an independent consultant of the Audit Committee of the Company since 2008. As a consultant he has been working since 2007 as a counsel of the Committee giving his long experienced opinion on fiscal matters and society structures. He is 51 years old. He is an Accountant from Tabajara University, São Paulo, Brazil, and has an MBA in Audit Controlling. He worked from 1978 to 2002 in the audit cabinet of Arthur Andersen where he became an associate in 1998. From 2002 to 2007 he was an associate in Deloitte Touch Tohmatsu. In 2007 he established as an independent consultant creating MCE — Montanini Consultoria Empresarial Ltda., specialized in fiscal and society structures areas. He is also an associate in DiCasa Artigos e Design, a commercial company devoted to house and offices equipments, and in PC Services Informática Ltda, a TI service company.
     Marcos Gouvêa de Souza has served as one our directors since September, 2009 and is the Associate Manager of GS&D, a Brazilian consulting company specialized in retail markets and consumers’ means and habits. For 18 years, he was an officer of several companies including Lojas Arapuâ, Sears and Dillard’s. For eight years he has been a professor in the ESPM (Superior School of Publicity and Marketing) and in the Fundação Getulio Vargas São Paulo, School of Business Administration. Marcos Gouvêa is the author of several books, studies and publications on retail markets, franchise administration and brands, economic and marketing scenarios having awarded several prizes and distinctions as the “Jabuti Award” in 1994 and the Caboré Marketing Prize in 1988. Mr. de Souza has a degree from the São Paulo Business School (Getulio Vargas University) and from the ESPM and an MBA in business administration from FGV University. He was also a member of the board in different Braziian associations, among others, the Brazilian Franchise Association, the Retail development Institute of São Paulo and the Ebeltoft Group.

     Alexandre F. Nunes has served as one our directors since September, 2009 and is a Partner and Co-Founder of DealMaker, a consulting company. He is formerly an Executive VP of Bematech S/A (Interim Management), an Executive VP of Dominio Ltda, an internet-based company, and a New Business Director at Brasil Telecom. Mr. Nunes worked for nine years in various positions at Shell Brasil, including New Business National Manager, and was Professor of Business Development Management of BBS (Brazilian Business School). Mr. Nunes holds a degree in Electrical Engineering from Universidade Federal de Uberlândia, a Masters in Electronic Engineering and Telecommunications from ITA and an MBA from Ibmec Business School.
     Marcos Rocha has served as one our directors since September, 2009 and is the Financial, Investor Relations and Information Technology Officer of the Group GLOBEX UTILIDADES (Ponto Frio), the second major retail Braziian company specialized in household electric and electronic appliances. He is also a member of the Board of the Investcred Unibanco S.A., an investment institution, an of several other retail companies. In the past Mr. Rocha occupied several financial positions as officer in Shell Brasil, Cyanamid Química do Brasil, Brazil Fast Food Corp, Sony Music Entertainment, Global Telecom, Horizon Telecom International and Sendas (one of the major Brazilian supermarkets). Mr. Rocha has a degree of electronic engineer from the IME (Militar School of Engineers) an MBA in business administration and an MBA in Business Management from the SDE/IBEMEC. Marcos Rocha is a member of the NGO “Operação Sorriso do Brasil”, a member of the IBEF (Brazilian Institute of Financial Officers), and a member of the American Chamber of Commerce of Rio de Janeiro.
Executive Officers
     We provide below biographical information for our chief executive officer and acting chief financial officer.
     Ricardo Figueiredo Bomeny has been our Chief Executive Officer since January 2003. Prior to that date and from 1991, Mr. Bomeny held several positions with us, including acting as our Chief Operating Officer. Mr. Bomeny has also worked for other companies in the fast food industry that operate in Brazil. Mr. Bomeny holds a degree in Business Administration from Candido Mendes University, Rio de Janeiro, a MBA in Corporate Finance from IBMEC, Rio de Janeiro, a MBA in Retail Trade from IBMEC, Rio de Janeiro and a post graduate Certificate in Marketing from PUC University, Rio de Janeiro. Ricardo Figueiredo Bomeny is the son of José Ricardo Bousquet Bomeny and the brother of Gustavo Figueiredo Bomeny.
Meetings and Committees of the Board of Directors
     The Board of Directors held six meetings during the year ended December 31, 2009, and each of our directors attended all of those meetings. The Board of Directors has two standing committees, the Audit Committee and the Compensation Committee. The Board of Directors does not have a standing nominating committee. The Board of Directors believes that questions regarding the nomination of directors are better addressed by the Board of Directors as a whole.
     Audit Committee. The Audit Committee of our Board of Directors is charged with the review of the activities of our independent auditors, including, but not limited to, establishing our audit policies, selecting our independent auditors and overseeing the engagement of our independent auditors. The Audit Committee is comprised of Mr. Pisano, Mr. Montanini and Mr. Villela Filho with Mr. Montanini as the Chairman. The Board has also confirmed Mr. Montanini as the qualified “audit committee financial expert” as defined by the rules promulgated by the Securities and Exchange Commission (the “SEC”). The Audit Committee held three meetings during the year ended December 31, 2009 with all of its members in attendance.
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

     Compensation Committee. The Compensation Committee of our Board of Directors is charged with reviewing and recommending to our Board of Directors compensation programs for our executive officers and key employees. The Compensation Committee, which is currently composed of Messrs Gouvea de Souza, Villela Filho and Pisano held two meetings during the year ended December 31, 2009.
Compliance with Section 16(a) of the Securities Exchange Act
     Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, as well as those persons who own more than 10% of our Common Stock, to file reports of ownership and changes in ownership with the SEC. These persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such forms, or written representations from certain reporting persons that no such forms were required, we believe that during the fiscal year ended December 31, 2009, all filing requirements applicable to our officers, directors and greater than 10% owners of our Common Stock were met.
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
Item 11. EXECUTIVE COMPENSATION.
Compensation Committee Interlocks and Insider Participation
     Two of the members of our Compensation Committee didn’t serve as an officer or an employee of the Company or any of its subsidiaries during the fiscal year ended on December 31, 2009. There was no material transaction between us and any of the members of the Compensation Committee during the fiscal year ended December 31, 2009.
Summary Compensation
     The following table presents certain summary information concerning compensation earned for services rendered in all capacities by the individual who served as Chief Executive Officer whose total annual salary and bonus exceeded $100,000 during the fiscal year ended December 31, 2009 (the “Named Executive Officers”).

Annual Compensation(1)
					Compensation Awards
					Securities
				Other Annual	Underlying Options	All Other
Name and Principal Position	Year	Salary ($)	Bonus($)	Compensation ($)	(#)	Compensation ($)
Ricardo Figueiredo Bomeny	2009	169,000	84,000	—	—	—
Chief Executive Officer	2008	152,379	59,483	21,769	—	—
	2007	133,416	—	40,907

Stock Option Grants and Exercises
     There were no stock option grants issued by us to the Named Executive Officer during the year ended December 31, 2008 and 2009. Our stock options had concluded and we haven’t implemented a new program since then.
Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values
     Our Named Executive Officer didn’t receive or exercise stock options during the year ended December 31, 2009.
Employment Agreement
     We have an employment agreement, renewable each three years at our option, with Ricardo Figueiredo Bomeny our Chief Executive Officer and also a General Manager (“Diretor Superintendente”) of our wholly owned subsidiary BFFC do Brasil Ltda, a holding company that controls all our activities and brands. Mr Ricardo F. Bomeny is also the General Manager of all the subsidiaries of BFFC do Brasil, namely Venbo Comércio de Alimentos Ltda (Bob’s brand — Own operated Stores and Management of the Franchise Chain), CFK Comércio de Alimentos Ltda. (KFC brand — Franchisee of Yum! Brands), Internacional Restaurantes do Brasil S.A. (Pizza Hut brand — Franchisee of Yum! Brands), DGS Comércio de Alimentos S.A. (DoggiS brand — A master franchise company) and Suprilog Logística Ltda (A logistics company). During the first 12 months (2003) of his term as our Chief Executive Officer, in addition to his base salary, we agreed to pay Mr. Bomeny 20,000 shares of Common Stock per month. During his second 12 month term (2004) we agreed to pay Mr. Bomeny a sum in cash equal to R$12,000 per month or $5,158 per month and an additional 260,000 shares of our Common Stock, provided Mr. Bomeny met certain specific performance objectives. Mr. Bomeny was issued the 260,000 shares under this arrangement, of which 250,000 shares were transferred to CCC Empreendimentos e Participações Ltda., later transmitted to Mr. Romulo B. Fonseca. In 2005, Mr. Bomeny’s agreement was renewed for three years in January 2009. His salary was adjusted to R$28,000 per month or $13,000 per month, plus a cash bonus up to R$168,000 or $76,000 approximately, provided Mr. Bomeny meets certain specific performance objectives.
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

     Individual performance reviews are generally conducted annually. Compensation in 2009 was based on an individual’s sustained performance and the achievement of our revenue, income, and earnings per share goals. We do not assign specific weighing factors when measuring performance; rather, subjective judgment and discretion are exercised in light of our overall compensation philosophy. The targets for assigning bonus consider financial parameters as well as the complying of strategic goals as acquisitions, mergers, brands expansion and others stated in the annual revision of the long term planning. Base salary is determined by evaluation of individual responsibility and performance and aligned with Brazilian market.
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
     During 2009, we paid Mr. Bomeny a salary of R$336,000.00 or approximately $169,000. In addition, we paid compensation for task accomplishment awarded by the Board in the amount of approximately $84,000.
Tax Considerations
     Section 162(m) of the Internal Revenue Code (“Code”) generally limits the deductibility of compensation in excess of $1.0 million paid to the chief executive officer and the four most highly compensated officers. Certain performance-based compensation is excluded by Section 162(m)(4)(C) of the Code in determining whether the $1.0 million cap applies. Currently, the total compensation, including salary, bonuses and excludable stock options for any of the named executives does not exceed this limit. If, in the future, this regulation becomes applicable to us, our Board of Directors will not necessarily limit executive compensation to that which is deductible, but will consider alternatives to preserving the deductibility of compensation payments and benefits to the extent consistent with its overall compensation objectives and philosophy.
Summary
     Our Board of Directors, through its Compensation Committee, will continue to review our compensation programs to assure such programs are consistent with the objective of increasing stockholder value.
Compensation Committee of the Board Of Directors
Gustavo Alberto Villela Filho
Marcos Gouvea de Souza
Guillermo H. Pisano
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
     Our Compensation Committee awarded the Chairman of the board, Mr. Pisano, $4,000 in the fiscal year ended December 31, 2009, it awarded each of Messrs. Da Cunha, van Voorst Vader, Fonseca, José Ricardo Bomeny, Gustavo Figueiredo Bomeny and Gustavo Alberto Villela filho $3,000 for their services in the fiscal year ended December 31, 2009.
     Since the new Board of Directors were elected on September 29, 2009, the Compensation Committee decided to award all independent members of the Board an annual sum of R$36,000.00 (approximately $20,000) and this was approved by the Board of Directors. The only non independent member of the Board of Directors, Mr. Guillermo Pisano, will not receive a compensation as a member of the Board for he is now receiving an annual compensation of R$216,000 (around $122,000) as an IR Officer and long range planning consultant for the group.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     The following table sets forth certain information as of April 27, 2009 with respect to the beneficial ownership of our Common Stock by: (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (ii) our Chief Executive Officer; and (iii) each of our directors and all executive officers, directors and nominees as a group. The total number of our shares outstanding as of April 27, 2009 was 8,472,927.

		Percent of Common
	Number of Shares	Stock Beneficially
Name	Beneficially Owned	Owned
Ricardo F. Bomeny	250,000	3.0%
Guillermo Pisano	8,750	*
Marcos Rocha	1,539	*
Alexandre F. Nunes	0	*
Gustavo Alberto Villela Filho	0	*
Lúcio Cesar Montanini	0	*
Marcos Gouvêa de Souza	0	*
All executive officers and directors as a group (7 persons)	260,289	3.1%

Romulo B. Fonseca	2,594,583	30.6%
José Ricardo B. Bomeny	1,559,540	18.4%
Mexford Resources	810,000	9.6%

*	Less than one percent
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
     The 2002 Stockholders’ Agreement was terminated on September 29, 2009.
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
     The aggregate fees billed to the Company by our principal audit firm BDO Auditors Independentes (“BDO”), formerly known as BDO Trevisan, for the years ended December 31, 2008 and December 31, 2009 are as follows:
     Audit Fees: The aggregate audit fees for professional services rendered by our outside auditors in connection with their audit of (i) our consolidated annual financial statements included in our annual report on Form 10-K and (ii) reviews of our consolidated quarterly financial statements included in our quarterly reports on Form 10-Q, amounted to approximately $192,364 paid to BDO for the fiscal year ended December 31, 2008, including $38,000 related to a partial revision of the financial statements of Pizza Hut 14 stores in São Paulo, Brazil acquired in December 2008. In the fiscal year ended December 2009 the review of the consolidated quarterly financial statements included in forms 10-Q and 10-K amounted to approximately $143,870.00.
     Audit-Related Fees: There were no fees paid to BDO for audit-related services for the fiscal years ended December 31, 2008 and 2009.
     Tax Fees: There were no fees paid to BDO for tax related services or the preparation of tax returns for the fiscal years ended December 31, 2008 or 2009.
     All Other Fees: We paid to BDO for the fiscal year ended December 31, 2009, $7,440.00 corresponding to fiscal support for Brazilian taxes.. In 2008 we paid to BDO $9,200 for professional services concerning fiscal support. We also paid to Mr. Lucio Montanini, for consultant services rendered to the Audit Committee, $32,800 in the fiscal year ended December 31, 2008 and $45,773.00 in the fiscal year ended December 2009.
Pre-Approval Policies and Procedures for Audit and Permitted Non-Audit Services
     The Audit Committee will consider on a case-by-case basis, and, if appropriate, approve all audit and non-audit services to be provided by the Company’s independent registered public accounting firm. Alternatively, the Audit Committee may adopt a policy for pre-approval of audit and permitted non-audit services by the independent registered public accounting firm. In 2008 and 2009, all audit-related services, tax services, and other services were approved by the Audit Committee, which concluded that the provision of such services by BDO was compatible with the maintenance of that firm’s independence in the conduct of its audit functions. Tax services in the United States are outsourced. The firm in charge is Morrison, Brown, Argiz & Farra LLP, Certified Public Accountants & Consultants from Miami.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRAZIL FAST FOOD CORP.
By:	/s/ Ricardo Figueiredo Bomeny
Ricardo Figueiredo Bomeny Chief Executive Officer
Date:	April 29, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ricardo Figueiredo Bomeny Ricardo Figueiredo Bomeny	Chief Executive Officer	April 29, 2010
/s/ Guillermo Hector Pisano Guillermo Hector Pisano	Chairman of the Board	April 29, 2010
/s/ Gustavo Alberto Villela Filho Gustavo Alberto Villela Filho	Director	April 29, 2010
/s/ Lucio C. Montanini Lucio C. Montanini	Director	April 29, 2010
/s/ Marcos Gouvêa de Souza Marcos Gouvêa de Souza	Director	April 29, 2010
/s/ Alexandre F. Nunes	Director	April 29, 2010
Alexandre F. Nunes
/s/ Marcos Rocha	Director	April 29, 2010
Marcos Rocha

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
31.1	Certification by Ricardo Figueiredo Bomeny, Chief Executive Officer and Acting Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Ricardo Figueiredo Bomeny, Chief Executive Officer and Acting Chief Financial Officer.