Form 10-Q
period 2010-03-31
BRAZIL FAST FOOD CORP
filed 2010-05-14
CIK 914537

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010
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
Yes ☑       No ☐
As of May 14, 2010 there were 8,137,762 shares outstanding of the Registrant’s Common Stock, par value $0.0001.
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
Yes ☐       No ☑

ITEM 1. FINANCIAL STATEMENTS.
BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
(in thousands of Brazilian Reais, except share amounts)

	March 31,		December 31,
	2010		2009
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	R$	13,803	R$	13,250
Inventories		3,349		3,762
Accounts receivable
Clients		7,896		6,301
Franchisees		3,680		5,255
Allowance for doubtful accounts		(1,214)		(1,214)
Prepaid expenses		3,319		3,132
Other current assets		3,590		3,323

TOTAL CURRENT ASSETS		34,423		33,809
Other receivables and other assets		1,022		802
Judicial Deposits		10,933		10,146
Deferred tax asset, net		13,607		13,597
Goodwill		799		799
Property and equipment, net		35,859		35,003
Deferred charges, net		6,538		6,799

TOTAL ASSETS	R$	103,181	R$	100,955

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable	R$	12,283	R$	13,829
Accounts payable and accrued expenses		19,924		16,275
Payroll and related accruals		6,065		4,668
Taxes		2,452		3,643
Current portion of deferred income		2,585		2,837
Current portion of contingencies and reassessed taxes		1,696		1,676
Other current liabilities		287		260

TOTAL CURRENT LIABILITIES		45,292		43,188
DEFERRED INCOME, less current portion		3,727		4,076
NOTES PAYABLE, less current portion		6,827		8,604
CONTINGENCIES AND REASSESSED TAXES, less current portion (note 3)		19,303		18,803

TOTAL LIABILITIES		75,149		74,671

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 5,000 shares authorized; no shares issued		—		—
Common stock, $.0001 par value, 12,500,000 shares authorized;
8,472,927 and 8,472,927 shares issued;
8,137,762 and 8,137,762 shares outstanding		1		1
Additional paid-in capital		61,148		61,148
Treasury Stock (335,165 and 335,165 shares)		(1,946)		(1,946)
Accumulated Deficit		(31,141)		(33,021)
Accumulated comprehensive loss		(1,064)		(1,077)

TOTAL SHAREHOLDERS’ EQUITY		26,998		25,105

Non-Controlling Interest		1,034		1,179

TOTAL EQUITY		28,032		26,284

TOTAL LIABILITIES AND EQUITY	R$	103,181	R$	100,955

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
(in thousands of Brazilian Reais, except share amounts)

	Three Months Ended March 31,
	2010		2009

REVENUES
Net revenues from own-operated restaurants	R$	38,277	R$	34,974
Net revenues from franchisees		6,594		6,092
Revenues from supply agreements		3,413		2,348
Other income		1,806		762

TOTAL REVENUES		50,090		44,176

Store Costs and Expenses		(37,125)		(34,233)
Franchise Costs and Expenses		(2,378)		(1,989)
Marketing Expenses		(1,100)		(421)
Administrative Expenses		(6,156)		(4,844)
Other Operating Expenses		(1,017)		(845)
Net result of assets sold and impairment of assets		(27)		(12)

TOTAL OPERATING COST AND EXPENSES		(47,803)		(42,344)

OPERATING INCOME		2,287		1,832

Interest Income (Expense)		(340)		(808)

NET INCOME BEFORE INCOME TAX		1,947		1,024

Income taxes		(212)		(23)

NET INCOME BEFORE NON-CONTROLLING INTEREST		1,735		1,001

Net loss attributable to non-controlling interest		145		122

NET INCOME ATTRIBUTABLE TO BRAZIL FAST FOOD CORP.	R$	1,880	R$	1,123

NET INCOME PER COMMON SHARE
BASIC AND DILUTED	R$	0.23	R$	0.14

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING: BASIC AND DILUTED		8,137,762		8,172,166
See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss (Unaudited)
(in thousands of Brazilian Reais)

	Three Months Ended March 31,
	2010		2009

NET INCOME	R$	1,880	R$	1,123
Other comprehensive income (loss):
Foreign currency translation adjustment		13		(3)

COMPREHENSIVE INCOME	R$	1,893	R$	1,120

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
Consolidated Statements of Changes In Shareholders’ Equity (Unaudited)
(in thousands of Brazilian Reais)

				Additional						Accumulated		Total		Non-
	Common Stock			Paid-In		Treasury		Accumulated		Comprehensive		Shareholders’		Controlling		Total
	Shares	Par Value		Capital		Stock		(Deficit)		Loss		Equity		Interest		Equity
Balance, December 31, 2009	8,137,762	R$	1	R$	61,148	R$	(1,946)	R$	(33,021)	R$	(1,077)	R$	25,105	R$	1,179	R$	26,284
Net Income	—		—		—		—		1,880	—			1,880		(145)		1,735
Cummulative translation adjustment	—		—		—		—		—	13			13		—		13

Balance, March 31, 2010	8,137,762	R$	1	R$	61,148	R$	(1,946)	R$	(31,141)	R$	(1,064)	R$	26,998	R$	1,034	R$	28,032

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(in thousands of Brazilian Reais)

	Three Months Ended March, 31
	2010		2009
CASH FLOW FROM OPERATING ACTIVITIES:
NET INCOME (LOSS) ATTRIBUTABLE TO BRAZIL FAST FOOD CORP.	R$	1,880	R$	1,123
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization		1,615		1,423
(Gain) Loss on assets sold, net		27		12
Noncontroling interest		(145)		(122)

Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable		(20)		1,545
Inventories		413		971
Prepaid expenses and other current assets		(454)		(265)
Other assets		(1,017)		(72)
(Decrease) increase in:
Accounts payable and accrued expenses		3,649		(475)
Payroll and related accruals		1,397		519
Taxes other than income taxes		(1,191)		(121)
Deferred income		(601)		93
Contingencies and reassessed taxes		520		98
Other liabilities		27		769

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES		6,100		5,498

CASH FLOW FROM INVESTING ACTIVITIES:
Additions to property and equipment		(2,237)		(2,565)
Acquisition of Company’s own shares		—		(122)

CASH FLOWS USED IN INVESTING ACTIVITIES		(2,237)		(2,687)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares of common stock		—		86
Net Borrowings (Repayments) under lines of credit		(3,323)		(927)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES		(3,323)		(841)

EFFECT OF FOREIGN EXCHANGE RATE		13		(3)

NET INCREASE IN CASH AND CASH EQUIVALENTS		553		1,967

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD		13,250		10,424

CASH AND CASH EQUIVALENTS AT END OF PERIOD	R$	13,803	R$	12,391

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(in Brazilian Reais, unless otherwise stated)
NOTE 1 — FINANCIAL STATEMENT PRESENTATION
     The accompanying financial statements have been prepared by Brazil Fast Food Corp. (the “Company”), without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results for the quarter ended March 31, 2010 do not necessarily indicate the results that may be expected for the full year. Unless otherwise specified, all references in these financial statements to (i ) “Reais” or “R$” are to the Brazilian Real (singular), or to Brazilian Reais (plural), the legal currency of Brazil, and (ii ) “U.S. Dollars” or “$” are to United States’ dollars.
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
               Pizza Hut
During 2008, the Company, through its wholly-owned holding subsidiary, BFFC do Brasil, signed an agreement with a North-American company, RCI -Restaurants Connection International Inc (“RCI”), for the acquisition of 60% of its Brazilian subsidiary, IRB -

Internacional Restaurantes do Brasil (“IRB”), which operates restaurants in the city of São Paulo — Brazil, as a franchisee of Pizza Hut (another Yum!’s brand). IRB also operates a coffee concept brand called “In Bocca al Lupo Café” with 4 stores in São Paulo.
After such acquisition BFFC do Brasil begun to control and manage IRB.
The remaining 40% of IRB is hold by another Brazilian company of which the current IRB’s CEO is the main stockholder. Such IRB Officer has been operating the stores for the last years and has been responsible for raising the company that had gone through a long period of operating losses.
The results of the IRB’s operations have being included in the consolidated financial statements since December, 2008.
               Doggis
During October 2008, the Company reached an agreement with G.E.D. Sociedad Anonima, one of the fast-food leaders in Chile, operating hot dog chain under the trade mark Doggis, with 150 stores in that country. As per such agreement, BFFC do Brasil will develop own and franchised hot-dog stores in Brazil and Doggis will develop Bob’s brand stores in Chile. This business is operated in a Master Franchise concept, with a company created in Brazil, DGS Comercio de Alimento S.A. (“DGS”), and another company in Chile, BBS S.A. (“BBS”). 80% of capital shares will belong to the local controller of the brand and 20% to the corresponding partner. The present Consolidated Financial Statement also includes DGS accounts. BBS’ results were recorded through the equity method, representing BFFC’s share on such results.
               Suprilog
During the second half of 2008 the Company began the operation of Suprilog Transportadora Ltda, which business is to support all the Company’s subsidiaries with maintenance for restaurant and its equipments, including warehouses for spare parts, engineering and marketing materials. It may also be used for some particular re-sale activities of special products or raw-materials used in the stores operation. Although its financial figures are currently not material, they are being entirely consolidated on the present Financial Staments.
NOTE 3 — CONTINGENCIES AND REASSESSED TAXES
               Liabilities related to tax amnesty programs and litigation consist of the following:

	March 31, 2010 (unaudited)			December 31, 2009
			Long			Long
	Total	Current	Term	Total	Current	Term
R$ 000’	Liability	Liability	Liability	Liability	Liability	Liability

Reassessed taxes
Federal taxes (PAES)	13,165	1,696	11,469	13,011	1,676	11,335
Contingencies
ISS tax litigation	5,478	—	5,478	5,123	—	5,123
Labor litigation	2,059	—	2,059	2,137	—	2,137
Property leasing and other litigation	297	—	297	208	—	208

TOTAL	20,999	1,696	19,303	20,479	1,676	18,803

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
     The second amnesty program (PAES) included the balance of the previous federal tax amnesty program (REFIS) and unpaid 2001 and 2002 federal tax, as well as the Social Security penalties. The total debt included in such program is being paid in monthly installments, on a timely basis, equivalent to 1.5% of the Company’s gross sales, with interest accruing at rates set by the Brazilian federal government, which currently are 6.0% per year (6.0% per year in 2009).
     During the quarter ended March 31, 2010, the Company paid approximately R$0.5 million (R$0.7 million in March 31, 2009) related to such Brazilian federal tax amnesty program, including R$0.1 (R$0.1 in March 31, 2009) of interests.
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
     During March, 2005, the Company filed a formal request with the Brazilian Federal Authorities, claiming to have its total debt reviewed. Such request, reconciled the amounts the Company had accrued at its accounting books to the amounts reported in the official statement at the same period. The Company believes that the amounts accrued at the balance sheet as of March 31, 2010, total of R$13.2 million (R$13.0 million in December 31, 2009) are correct, however, there is no assurance that the outcome of this situation will derive further liability to the Company. As of March 31, 2010, the difference between such debt at the statements provided by the Brazilian Federal Government and the statements reported by the Company’s was R$4.7 million (R$4.8 million in December 31, 2009).
     For the remaining period of 2010, we expect to pay approximately R$1.3 million pursuant to the federal tax amnesty program.

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

Although the Company is claiming in court that royalty fees should not be considered payment for services rendered and therefore should not be subject to ISS taxation, the Company is depositing monthly with the court the amount claimed by ISS, while awaiting the court’s determination. In addition, the Company has accrued the claimed amounts as of March 31, 2010, total of R$5.5 million (R$5.1 million in December 31, 2009), which the Company’s Management, based on the opinion of its legal advisors, believes is sufficient to face Company’s current tax contingencies.

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
During 2005, the Company was ordered to pay a fine of approximately R$480,000 to a former employee. Despite the infrequency of this amount in labor processes, the Company is not guarded from receiving other labor claims in such high amount. During 2008 and 2007 the Company received other labor claims from former employees. As of March 31, 2010 the Company’s accounted for liabilities in the amount of R$2.0 million (R$2.1 million in December 31, 2009), which the Company’s Management, based on the opinion of its legal advisors, believes is sufficient to face Company’s current labor contingencies.
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

•	The owner of the property where the Company held a lease contract for operation of one of the Company’s store (closed in 2002) claimed unpaid monetary restatement on rent for a period of two and a half years in the amount of R$1.0 million. The Company has reached an agreement and reduced the claimed amount to R$700 thousand. The Company is not guarded from receiving other lease claims in such high amount.

•	In January 2009, fiscal authorities from the State of Rio de Janeiro understood that there was a miscalculation at VENBO’s state tax (VAT) and fined the Company’s subsidiary in the amount of R$5.0 million. Our tax lawyers have appealed because it seems evident that the fiscal authorities committed a basic mistake having ignored previous court decisions in our favor. We have the opinion that we have correctly paid all our VA Taxes, however we cannot predict the result of its appeal.

•	Concerning inquires from the Brazilian Government General Attorney Office the Company has the following issues:
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
•	IPTU is a Brazilian municipal tax charged on real estate. Fiscal Authorities are claiming to pay IPTU twice (in amount of R$400 thousand) on one of Venbo’s store, because its building is considered as facing two streets. Although our lawyers understand that this claim has no legal basis, we cannot predict the result of its appeal.

•	During February, 2010, the Brazilian Federal Tax Authorities questioned the procedures that the Company has been applying in past years in order to recover IPI (a tax on industrial production), included in packaging products, bought from different suppliers. The Authorities agree that we have the right to such tax credit but understand that we would have claimed it from the suppliers and not from the Government. The Company has already filed its defense but there is no guarantee that it will be successful to avoid to pay around R$1.2 million to the Government and claim the suppliers for reimbursement.
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
     During 2005, the Company’s Board of Directors and a majority of the shareholders of the Company decided that Board compensation would be paid in cash and that no more stock options would be granted. The provisions set by the Plan kept valid for all vesting options until the last option grant (November, 2004).
     The last transaction regarding the stock options plan was during the first quarter of 2009, when options to purchase an aggregate of 35,000 shares of common stock were exercised, having an aggregate purchase price of $37,100 equivalent to R$85,496. After this transaction, there is no further outstanding stock option, under the Company’s Stock Option Plan.
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
     During the first quarter of 2010, the Company repurchased no share under the referred stock repurchase plan. During the first quarter of 2009, the Company repurchased 15,447 shares related to such plan.
     Up to March 31, 2010, the Company repurchased a total amount of 335,165 shares and the accumulated stock purchases totaled R$1.9 million. Those transactions are accounted for as a deduction of Paid in Capital, in the Shareholders’ Equity section of the accompanying balance sheets.
NOTE 6 — SEGMENT INFORMATION
     Through our wholly-owned subsidiary Venbo, which conducts business under the trade name “Bob’s”, we own and, directly and through franchisees, operate the second largest fast food hamburger restaurant chain in Brazil. Currently, the Company operates 59 point of sales under the brand Bob’s.
     Since April 2007, the Company operates, through our wholly-owned subsidiary CFK, the KFC’s brand in Brazil. Presently, the Company operates 10 stores in Rio de Janeiro under the trade name KFC.
     Since December 1, 2008, the Company operates through our subsidiary IRB, the Pizza Hut`s brand in Sao Paulo, Brazil. Currently, the Company operates 16 stores under brand Pizza Hut..

     Since September, 2008, the Company operates through our subsidiary DGS, the Doggis’ brand in Rio de Janeiro, Brazil. At present, the Company operates 4 stores under the trade name Doggis.
     Currently the majority of Company’s operations are concentrated at the southeast region of Brazil. Regarding Bob’s brand, as of March 31, 2009, from the total of 59 own-operated point of sales, 1 were located at the southeast region which provided 98.5% of total Net Revenues from Own-operated Restaurants. In addition, from the total of 646 franchise-operated point of sales, 322 were located at the same region, which provided 55.3% Net Revenues from Franchisees.
     Besides the Brazilian operations, the Bob’s brand is also present, through franchisees, in Angola, Africa and, since the last quarter of 2009, in Chile, South America. These operations are not material to our overall results.
     The following table presents the Company’s revenues, costs/expenses and operating income by segment.

	Results from own-stores operations
	Three months ended March 31,
R$ 000’	2010	2009
Net Restaurant Sales	38,277	34,974
Store Costs and Expenses
Food, Beverage and Packaging	(13,217)	(12,452)
Payroll & Related Benefits	(9,234)	(8,374)
Restaurant Occupancy	(4,359)	(3,808)
Contracted Services	(5,049)	(5,203)
Depreciation and Amortization	(1,466)	(1,223)
Royalties charged	(1,046)	(649)
Other Store Costs and Expenses	(2,754)	(2,524)
Total Store Costs and Expenses	(37,125)	(34,233)

Operating margin	1,152	741

	Results from franchise operations
	Three months ended March 31,
R$ 000’	2010	2009
Net Franchise Revenues	6,594	6,092
Payroll & Related Benefits	(1,621)	(1,396)
Occupancy expenses	(228)	(148)
Travel expenses	(187)	(121)
Contracted Services	(61)	(131)
Other franchise cost and expenses	(281)	(193)
Total Franchise Costs and Expenses	(2,378)	(1,989)

Operating margin	4,216	4,103

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

Own-stores operation conducted by the Company provided the following figures per brand:

														Results from
	Results from Bob’s				Results from KFC’s				Results from Pizza Hut’s					Doggis’
	brand operations				brand operations				brand operations					brand operations
														Three months ended
	Three months ended March 31,				Three months ended March 31,				Three months ended March 31,					March 31,
R$ 000’	2010		2009		2010		2009		2010		2009			2010

Revenues	R$	19,490	R$	20,599	R$	5,103	R$	3,701	R$	13,135	R$	10,674	R$	549
Food, Beverage and Packaging		(7,170)		(7,815)		(1,838)		(1,341)		(3,875)		(3,296)		(334)
Payroll & Related Benefits		(4,910)		(4,699)		(1,326)		(1,073)		(2,789)		(2,602)		(209)
Occupancy expenses		(2,110)		(2,255)		(716)		(541)		(1,450)		(1,012)		(83)
Contracted Services		(2,546)		(2,724)		(767)		(484)		(1,653)		(1,912)		(83)
Depreciation and Amortization		(648)		(654)		(272)		(156)		(489)		(413)		(57)
Royalties charged		—		—		(167)		(83)		(879)		(649)		—
Other Store Costs and Expenses		(1,844)		(1,892)		(165)		(166)		(709)		(466)		(36)

Total Own-stores cost and expenses		(19,228)		(20,039)		(5,251)		(3,844)		(11,844)		(10,350)		(802)

Operating margin	R$	262	R$	560	R$	(148)	R$	(143)	R$	1,291	R$	324	R$	(253)

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
     In 2007, the Company, through BFFC do Brasil, signed agreements with Yum!, through which BFFC acquired CFK (formerly Clematis Indústria e Comércio de Alimentos e Participações Ltda.), a Brazilian limited liability company that conducts business under the trade name “KFC” (four stores at that time) in Brazil. Also through such agreement, the Company became KFC’s master franchisee in this country, with the commitment of locally develop and expand KFC brand. At the end of the first quarter of 2010, the Company was operating 10 stores in Rio de Janeiro State.
     In August 2008, the Company, also through its holding company in Brazil, signed another agreement with Yum! and acquired 60% of Internacional Restaurantes do Brasil (“IRB”), a Brazilian company which operates 14 Pizza Hut restaurants and 4 In Bocca al Lupo Café (a Coffee concept brand) in the city of São Paulo. IRB’s restaurants started operating as part of BFFC in the beginning of December, 2008. Revenues and operating results of the café concept are still integrated in IRB’s financial statements of Pizza Hut operation. At the end of the first quarter of 2010, the Company was operating 16 Pizza Hut stores in São Paulo State.
     In October 2008, the Company signed an agreement with G.E.D. Sociedad Anonima, one of the fast-food leaders in Chile, operating hot dog chain under the trade mark Doggis, with 150 stores in that country. As per this agreement, the Company will develop own and franchised-operated hotdog stores in Brazil and the shareholders of Doggis will develop Bob’s stores in Chile. A master franchise company was set up in each country (DGS Comércio de Alimentos S.A. (“DGS” in Brazil and BBS S.A. (“BBS”) in Chile), 80% belonging to the local controller of the brand, 20% to the corresponding partner. The Company opened the first Doggis’ store in third quarter of 2009 and At the end of the first quarter of 2010, the Company was operating 4 stores in Rio de Janeiro State. During the fourth quarter of 2009 BBS opened its first three stores in Chile.
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
RESULTS OF OPERATIONS — COMPARISON OF QUARTERS ENDED MARCH 31, 2010 AND 2009
(Amount in thousand of Brazilian Reais)
The following table sets forth statement of operations for the quarters ended March 31, 2010 and 2009. All the operating figures were stated as a percentage of total revenues. However the specific discussions of store cost and expenses and franchise expenses also include the evolution of such figures stated as a percentage of the Net revenues from own-operated restaurants and Net Franchise Revenues, respectively.

	3 Months			3 Months
	Ended			Ended
R$ 000’	31-Mar-10%			31-Mar-09%
REVENUES
Net Revenues from Own-operated Restaurants	R$	38,277	76.4%	R$	34,974	79.2%
Net Revenues from Franchisees		6,594	13.2%		6,092	13.8%
Revenues from Special Agreements		3,413	6.8%		2,348	5.3%
Other Income		1,806	3.6%		762	1.7%

TOTAL REVENUES		50,090	100.0%		44,176	100.0%
OPERATING COST AND EXPENSES
Store Costs and Expenses		(37,125)	-74.1%		(34,233)	-77.5%
Franchise Costs and Expenses		(2,378)	-4.7%		(1,989)	-4.5%
Marketing Expenses		(1,100)	-2.2%		(421)	-1.0%
Administrative Expenses		(6,156)	-12.3%		(4,844)	-11.0%
Other Operating Expenses		(1,017)	-2.0%		(845)	-1.9%
Net result of assets sold and impairment of assets		(27)	-0.1%		(12)	0.0%

TOTAL OPERATING COST AND EXPENSES		(47,803)	-95.4%		(42,344)	-95.9%

OPERATING INCOME		2,287	4.6%		1,832	4.1%

Interest Income (Expense)		(340)	-0.7%		(808)	-1.8%

NET INCOME BEFORE INCOME TAX		1,947	3.9%		1,024	2.3%

Income taxes		(212)	-0.6%		(23)	-0.1%

NET INCOME (LOSS) BEFORE NON-CONTROLLING INTEREST		1,735	4.5%		1,001	2.9%

Net (income) loss attributable to non-controlling interest		145	0.4%		122	0.3%

NET INCOME (LOSS) ATTRIBUTABLE TO BRAZIL FAST FOOD CORP.		1,880	4.9%		1,123	3.2%

Net Revenues from Own-Operated Restaurants
     Net restaurant sales for our company-owned retail outlets increased R$3.3 million or 9.4%, to R$38.3million for the three months ended March 31, 2010 as compared to R$35.0 million for the three months ended March 31, 2009.
     Under the criteria of same store sales, which only includes stores that have been open for more than one year, net restaurant sales increased approximately 4.8% (Bobs brand), 2.8% (KFC brand) and 14.5%(Pizza Hut brand) for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.
     Overall restaurant sales increased is mainly attributable to the increase in number of point of sales from 85 (63 Bobs brand, 14 Pizza Hut and 8 KFC brand) at March 31, 2009 to 89 (59 Bobs’ brand, 16 Pizza Hut, 4 Doggis and 10 KFC’s brand) at March 31, 2010; and the beginning of Doggis brand operation on the fourth quarter of 2009, which brought 4 new points of sales with additional restaurant revenues of approximately R$0.5 million.
     In addition, intensive marketing campaigns including some KFC products with higher gross margins impacted positively restaurant sales.
Net Franchise Revenues
     Net Franchise revenues are comprised of initial fees (amount due at the signing of a new franchise contract) and royalty fees (derived from a percentage on the sales of the stores operated by franchisees), as set forth below:

	3 months ended March, 31
R$’000	2010	2009

Net Franchise Royalty Fees	6,211	5,705
Initial Fee	383	387

Net Franchise Revenues	6,594	6,092

     Net Franchise revenues increased R$0.5 million or 8.2%, to R$6.5 million for the three months ended March 31, 2010 as compared to R$6.1 million for the three months ended March 31, 2009.
     This increase is attributable to the growth of Company’s franchise business from 582 retail outlets as of March 31, 2009 to 646 as of March 31, 2010.
     Up to current date, the franchise activity is only operated by Bobs and KFC brands.
     In addition of royalty fees and initial fees, the Company receives from franchisees marketing contributions which represent franchise contributions to finance corporate marketing investments and are accounted for as discussed at Marketing Expenses.
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
Store Costs and Expenses
     As a percentage of Total revenues, Store costs and expenses were (74.1%) and (77.5%) for the quarters ended March 31, 2010 and 2009, respectively.
     Analyzing as a segment (own-stores operations), Store cost and expenses had the following evolution towards Net revenues from own-operated restaurants:

	3 Months		3 Months
	Ended		Ended
R$ 000’	31-Mar-10%		31-Mar-09%
STORE RESULTS

Net Revenues from Own-operated Restaurants	38,277	100.0%	34,974	100.0%
Store Costs and Expenses
Food, Beverage and Packaging	(13,217)	-34.5%	(12,452)	-35.6%
Payroll & Related Benefits	(9,234)	-24.1%	(8,374)	-23.9%
Restaurant Occupancy	(4,359)	-11.4%	(3,808)	-10.9%
Contracted Services	(5,049)	-13.2%	(5,203)	-14.9%
Depreciation and Amortization	(1,466)	-3.8%	(1,223)	-3.5%
Royalties charged	(1,046)	-2.7%	(649)	-1.9%
Other Store Costs and Expenses	(2,754)	-7.2%	(2,524)	-7.2%
Total Store Costs and Expenses	(37,125)	-97.0%	(34,233)	-97.9%

STORE OPERATING INCOME	1,152	3.0%	741	2.1%

Food, Beverage and Packaging Costs
     Cost of food, beverage and packaging decrease as a percentage of Net Revenues from Own-Operated Restaurants is mainly due to better gross margin obtained both on KFC and Pizza Hut point of sales.
     The reduction was partially offset by cost increases of the purchase price of most of all main Bobs and KFC brands’ raw material: rice, beans, bread, meat and chicken hamburger, ice cream, and soft drinks.
Payroll & Related Benefits
     Payroll & Related Benefits increase as a percentage of Net Revenues from Own-Operated Restaurants is mainly due to the increase of social security charges and salaries. This increase was partially offset by reduction on employee’s transportation at KFC’s restaurants.

Restaurant Occupancy Costs and Other Expenses
          Restaurant occupancy costs and other expenses increase as a percentage of Net Revenues from Own-Operated Restaurants is mainly due to increase in store rents derived from contracted annual restatements according to Brazilian inflation measured by the IGP-M index, which was 2.9%p.y.. In addition, one of Pizza Hut restaurants had its rent reviewed in court and the Company had to accept a significant occupancy cost increase in order to keep the relevant point of sale.
Contracted Services
     Expenses related to contracted services decrease as a percentage of Net revenues from own-operated restaurants mainly due to decrease of maintenance costs at Bobs outlets.
     This decrease was partially offset by increases of maintenance costs at KFC outlets and delivery expenses at Pizza Huts restaurants.
Depreciation and Amortization (Stores and Headquarters)
     The increase in Depreciation and amortization is attributable to store equipment modernization and to stores remodeling.
Other Store Cost and Expenses
     Other store cost and expenses expressed as a percentage of Net revenues from own-operated restaurants kept almost constant from the quarter ended March 31, 2009 to the same period ended March 31, 2010.

Franchise Costs and Expenses
          As a percentage of Total Revenues, Franchise costs and expenses were (4.7%) and (4.5%) for the quarters ended March 31, 2010 and 2009, respectively.
          Analyzing as a segment (franchise operations), Franchise costs and expenses had the following evolution towards Net Franchise revenues:

	3 Months		3 Months
	Ended		Ended
R$ 000’	31-Mar-10%		31-Mar-09%

FRANCHISE RESULTS

Net Revenues from Franchisees	6,594	100.0%	6,092	100.0%
Franchise Costs and Expenses	(2,378)	-36.1%	(1,989)	-32.6%

FRANCHISE OPERATING INCOME	4,216	63.9%	4,103	67.4%

          Franchise costs and expenses expressed as a percentage of net franchise revenues were approximately (36.1%) and (32.6%) for the three months ended March 31, 2010 and 2009, respectively.
          This increase is attributable to the growth of franchise business and the related necessity to spread its infra-structure. Accordingly, there were increases of franchise department personnel and their compensation, as well as increase on occupancy costs and traveling expenses in 2010.
Marketing, General and Administrative Expenses
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
The marketing fund expenses on advertising and promotions are recognized as incurred. Total marketing investments financed by the marketing fund amounted R$3.8 million and R$5.6 million for the quarters ended March 31, 2010 and 2009, respectively.
KFC and Pizza Hut Brands
The Company monthly contributes with 0.5% of KFC and Pizza Hut monthly net sales to a marketing fund managed by YUM! Brands — Brazil. In addition, the Company is also committed to invest 5.0% of KFC and Pizza Hut monthly net sales on local marketing and advertising activities.
The marketing expenses on KFC and Pizza Hut advertising and promotions are recognized as incurred and amounted R$1.0 million and R$0.8 million for the quarters ended March 31, 2010 and 2009, respectively.
Doggis
The Company is committed to invest at least 4% of Doggis’ restaurant sales in local marketing expenses. There is no contribution to a marketing fund.
Local marketing expenses on Doggis advertising and promotions are recognized as incurred and amounted R$0.1 million for the quarter ended March 31, 2010.
          As a percentage of total revenues, marketing expenses were approximately (2.2%) and (1.0%) for the three months ended March 31, 2010 and 2009, respectively
General and Administrative Expenses
          As a percentage of total revenues, general and administrative expenses were approximately (12.3%) and (11.0%) for the three months ended March 31, 2010 and 2009, respectively.
          This increase is attributable to: (i) investments in hiring personnel, improving process and other infra-structure developments in order to support the expansion of the Company (ii) legal expenses related to advise and procedures regarding marketing campaigns, franchise agreements and other administrative matters.

Other Operating Expenses
          Other operating expenses are mainly comprised of uncollectible receivables, depreciation, preopening and non recurring expenses. Other operating expenses expressed as a percentage of Total revenues were (2.0%), for the three months ended March 31, 2010 and (1.9%) for the three months ended March 31, 2009.
          The following table sets forth the breakdown of Other Operating Expenses:

	Three months ended
	March 31,
R$ 000’	2010		2009
Uncollectable receivables	R$	(54)	R$	(94)
Depreciation of Headquarters’ fixed assets		(149)		(200)
Accruals for contingencies		(306)		—
Preopening and other expenses		(508)		(551)

	R$	(1,017)	R$	(845)

Impairment of Assets and Net Result of Assets Sold
          The Company usually reviews its fixed assets in accordance with SFAS 144, which requires that long-lived assets being disposed of be measured at the lower of carrying amount or fair value less cost to sell.
          During the quarter ended March 31, 2010, Company’s review in accordance with SFAS 144, derived no charge to the income statement.
Interest Expense
          Interest expense decrease as a percentage of Total Revenues is mainly due to lower interest rates in 2010 and due to decrease of Company’s indebtedness
Income Taxes
          As a percentage of net restaurant sales, income taxes were approximately (0.5)% and (0.1)% for the three months ended March 31, 2010 and 2009, respectively.

LIQUIDITY AND CAPITAL RESOURCES (Amounts in thousand of Brazilian reais)
A) Introduction
          Since March 1996, we have funded Company’s cumulative operating losses of approximately R$31.1 million and made acquisitions of businesses and capital improvements (including remodeling of Company’s stores) by using cash remaining at the closing of Company’s acquisition of Venbo, by borrowing funds from various sources and from private placements of Company’s securities. As of March 31, 2010, we had cash on hand of approximately R$13.8 million — which includes investment in financial funds of R$9.8 million — and a working capital deficit of approximately R$10.9 million.
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
          Since the last quarter of 2008, when the Company increased its bank debt position in order to fund IRB acquisition, as well as the expansion of KFC stores, and the startup of Doggis brand, these transactions brought the Company back into a state of negative working capital. The Company believes that this is a temporary situation which involves no high risks since it would not be difficult to obtain further revolving lines of credit in Brazil. Also, the current positive result and future positive projections performed by the independent consultants may invert the situation in the next years.
          The Company has also invested in the financial market approximately R$1.9 million, re-purchasing 335,165 shares that had considerably increased their value according to the over the counter market where they are negotiated.

B) Debt Obligation — financial institutions
          The Company had debt obligation with financial institutions as follows:

	March 31,		December 31,
R$ 000’	2010		2009
Revolving lines of credit (a)	R$	9,302	R$	11,422
Leasing facilities (b)		1,194		1,373
Other loan (c)		8,614		9,638

		19,110		22,433

Less: current portion		(12,283)		(13,829)

	R$	6,827	R$	8,604

At March 31, 2010, future maturities of notes payable are as follows:

R$ 000’

Remaining 2010	R$	12,283
2011		5,550
2012		1,277

	R$	19,110

a)	A portion of such debt obligation (R$4.8 million) is due on demand from two Brazilian financial institutions with interest rates of approximately 20.0%p.y. Another portion (R$4.5 million) is payable in different terms to two Brazilian financial institutions. The first of them is payable in 21 installments of R$211,000 (ending on December, 2011), plus interests of 14.0%p.y. The second one is payable in seven installments of R$30,000 (ending on October, 2010), plus interests of 16.7%p.y. All debts of this category are collateralized by certain officers and receivables.

(b)	Comprised of various lease facilities with Brazilian private institutions for the funding of store equipment; payable in a range from 1 to 19 monthly payments, together with interests range from 14.3% p.y. to 23.4% p.y (ending on October, 2011). All debts of this category are collateralized by assets leased.

(c)	4 loans contracted within UBS Pactual related to the acquisition of Pizza Hut business in Brazil (note 1). Repayment of those loans range from 9 to 33 monthly installments (ending on December, 2012), averaging R$117,000, plus average interest of 16.7%p.y. Loan is guaranteed by Company’s financial funds.
The carrying amount of notes payable approximates fair value at March 31, 2010 because they are at market interest rates.

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
     The second amnesty program (PAES) included the balance of the previous federal tax amnesty program (REFIS) and unpaid 2001 and 2002 federal tax, as well as the Social Security penalties. The total debt included in such program is being paid in monthly installments, on a timely basis, equivalent to 1.5% of the Company’s gross sales, with interest accruing at rates set by the Brazilian federal government, which currently are 6.0% per year (6.25% per year in 2009).
     During the quarter ended March 31, 2010, the Company paid approximately R$0.5 million (R$0.7 million in 2009) related to such Brazilian federal tax amnesty program, including R$0.1 (R$0.1 in March 31, 2009) of interests.
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
     During March, 2005, the Company filed a formal request with the Brazilian Federal Authorities, claiming to have its total debt reviewed. Such request, reconciled the amounts the Company had accrued at its accounting books to the amounts reported in the official statement at the same period. The Company believes that the amounts accrued at the balance sheet as of March 31, 2010, total of R$13.2 million (R$13.0 million in December 31, 2009) are correct, however, there is no assurance that the outcome of this situation will derive further liability to the Company. As of March 31, 2010, the difference between such debt at the statements provided by the Brazilian Federal Government and the statements reported by the Company’s was R$4.7 million (R$4.8 million in December 31, 2009).
     For the remaining period of 2010, we expect to pay approximately R$1.3 million pursuant to the federal tax amnesty program.
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
     The future minimum lease payments under those obligations with an initial or remaining noncancelable lease terms in excess of one year at March 31, 2010 are as follows:

R$ 000’	Contratual
Fiscal Year	Leases

Remaining 2010	R$	5,965
2011		7,469
2012		5,405
2013		4,668
2014		3,976
Thereafter		2,533

	R$	30,016

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
     We have estimated that our capital expenditures for the fiscal year of 2010, which will be used to maintain and upgrade our current restaurant network, provide new investments on restaurant equipment, as well as expand KFC, Pizza Hut and Doggis’ chain in Brazil through own-operated stores, will be of approximately R$10.6 million. During 2010, we intend to focus our efforts on expanding both the number of our franchisees and the number of our franchised retail outlets, neither of which are expected to require significant capital expenditures. In addition, such expansion will provide income derived from initial fees charged to new franchised locations.

     As discussed above, we have contractual obligations in different forms. The following table summarizes our contractual obligations and financial commitments, as well as their aggregate maturities.

R$ 000’ Fiscal Year	Contratual Leases		Fiscal Debt		Loans Payable		Total

Remaining 2010	R$	5,965	R$	1,272	R$	12,283	R$	19,520
2011		7,469		1,696		5,550		14,715
2012		5,405		1,696		1,277		8,378
2013		4,668		1,696		—		2,969
2014		3,976		1,696		—		2,560
Thereafter		2,533		5,109		—		6,455

	R$	30,016	R$	13,165	R$	19,110	R$	54,597

Lease obligations are usually restated in accordance to Brazilian inflation currently at 2.9% p.y. Fiscal debts are due with interests, which rates are discussed on letter C above. All the amounts disclosed on the previous tables include interest incurred up to March 31, 2010 on an accrual basis.
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
     We annually review our financial reporting and disclosure practices and accounting policies to ensure that they provide accurate and transparent information relative to the current economic and business environment. We believe that of our significant accounting policies (See the Notes to Consolidated Financial Statements or summary of significant accounting policies more fully disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 in pages F-8 through F-37), the following involve a higher degree of judgment and/or complexity.
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
     Amounts related to exclusivity agreements received from suppliers linked to exclusivity agreements (see note 12b in our 10-k report) are recorded as deferred income and are being recognized on a straight line basis over the term of such agreements or the related supply agreement.
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
Local marketing expenses on Doggis advertising and promotions are recognized as incurred.
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
     Subsequent Events — We adopted FASB ASC “Subsequent Events” in the second quarter of 2009. This accounting standard establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date; that is, whether that date represents the date the financial statements were issued or were available to be issued. Consistent with the requirements of this accounting standard for public entities, we evaluate subsequent events through the date the financial statements are issued. FASB ASC “Subsequent Events” should not result in significant changes in the subsequent events that an entity reports, either through recognition or disclosure, in its financial statements. The adoption of this accounting standard in the second quarter of 2009 did not impact our consolidated financial position, results of operations, or cash flows. The FASB amended this accounting guidance in March 2010, effective immediately, to exclude public entities from the requirement to disclose the date on which subsequent events have been evaluated. In addition, the amendment modified the requirement to disclose the date on which subsequent events have been evaluated in reissued financial statements to apply only to such statements that have been restated to correct an error or to apply U.S. GAAP retrospectively. As a result of this amendment, we did not disclose the date through which we evaluated subsequent events in this report on Form 10-Q.
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
     We finance a portion of our operations by issuing debt and entering into bank credit facilities. These debt obligations expose us to market risks, including changing CDI-based interest rate risk. CDI is a daily variable interest rate used by Brazilian Banks. CDI rate is linked to Brazilian equivalent Federal Reserve fund rates and its fluctuation is similar to those observed in international financial market.
     We had R$13.4 million of variable rate (CDI-based interest) debt outstanding at March 31, 2010, and R$14.7 million outstanding at December 31, 2009. Based on the amounts outstanding, a 100 basis point change in interest rates would result in an approximate change to interest expense of $0.25 million at March 31, 2010 as well as $0.25 million at December 31, 2009. We attempt, when possible, to protect our revenues from foreign currency exchange risks by periodically adjusting our selling prices in Reais.
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
ITEM 4. CONTROLS AND PROCEDURES.
     A review and evaluation was performed by our management, including Mr. Bomeny, our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the 1934 Act) as of the end of the period covered by this quarterly report on Form 10-Q. Based on that review and evaluation, our management concluded that our current disclosure controls and procedures, as designed and implemented, were effective. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.
     There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS.
     An investment in our securities involves a high degree of risk. There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 that was filed with the Securities and Exchange Commission on March 31, 2010.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
     During the three months ended March 31, 2010, the Company repurchased no shares of its common stock.

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
Date: May 14, 2010

BRAZIL FAST FOOD CORP.
By:	/s/ Ricardo Figueiredo Bomeny
Ricardo Figueiredo Bomeny
Chief Executive Officer and acting Chief Financial Officer