Form 10-Q
period 2010-06-30
BRAZIL FAST FOOD CORP
filed 2010-08-16
CIK 914537

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010
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
Yes ☑     No ☐
As of August 13, 2010 there were issued 8,472,927 shares of the Registrant’s Common Stock, par value $0.0001.
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
Yes ☐     No ☑

ITEM 1. FINANCIAL STATEMENTS.
BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
Consolidated Balance Sheets
(amounts expressed in thousands of Brazilian Reais, except shares data)

	June 30,		December 31,
	2010		2009
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	R$	15,393	R$	13,250
Inventories		2,242		3,762
Accounts receivable
Clients		8,370		6,301
Franchisees		4,156		5,255
Allowance for doubtful accounts		(2,500)		(1,214)
Prepaid expenses		4,207		3,132
Other current assets		4,848		3,323

TOTAL CURRENT ASSETS		36,716		33,809

Other receivables and other assets		734		802
Judicial Deposits		11,439		10,146
Deferred tax asset, net		13,578		13,597
Goodwill		799		799
Property and equipment, net		36,324		35,003
Deferred charges, net		6,515		6,799

TOTAL ASSETS	R$	106,105	R$	100,955

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Notes payable	R$	15,980	R$	13,829
Accounts payable and accrued expenses		18,624		16,275
Payroll and related accruals		7,213		4,668
Taxes		3,936		3,643
Dividend Payable		3,665		—
Current portion of deferred income		2,548		2,837
Current portion of contingencies and reassessed taxes		1,696		1,676
Other current liabilities		190		260

TOTAL CURRENT LIABILITIES		53,852		43,188

DEFERRED INCOME, less current portion		3,386		4,076

NOTES PAYABLE, less current portion		4,805		8,604

CONTINGENCIES AND REASSESSED TAXES, less current portion (note 3)		19,418		18,803

TOTAL LIABILITIES		81,461		74,671

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 5,000 shares authorized; no shares issued		—		—
Common stock, $.0001 par value, 12,500,000 shares authorized; 8,472,927 and 8,472,927 shares issued; 8,137,762 and 8,137,762 shares outstanding		1		1
Additional paid-in capital		61,148		61,148
Treasury Stock (335,165 and 335,165 shares)		(1,946)		(1,946)
Accumulated Deficit		(34,552)		(33,021)
Accumulated comprehensive loss		(1,059)		(1,077)

TOTAL SHAREHOLDERS’ EQUITY		23,592		25,105

Non-Controlling Interest		1,052		1,179

TOTAL EQUITY		24,644		26,284

TOTAL LIABILITIES AND EQUITY	R$	106,105	R$	100,955

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
Consolidated Statements of Operations – (Unaudited)
(amounts expressed in thousands of Brazilian Reais, except shares data)

	Six Months Ended June 30,
	2010		2009
REVENUES
Net Revenues from Own-operated Restaurants	R$	73,450	R$	68,330
Net Revenues from Franchisees		12,648		11,028
Revenues from Supply Agreements		8,592		4,476
Other Income		2,806		2,307

TOTAL REVENUES		97,496		86,141

OPERATING COST AND EXPENSES
Store Costs and Expenses		(71,135)		(65,261)
Franchise Costs and Expenses		(5,650)		(4,210)
Marketing Expenses		(2,169)		(1,928)
Administrative Expenses		(11,947)		(9,813)
Other Operating Expenses		(2,907)		(1,299)
Net result of assets sold and impairment of assets		(18)		(128)

TOTAL OPERATING COST AND EXPENSES		(93,826)		(82,639)

OPERATING INCOME		3,670		3,502

Interest Expense, net		(1,000)		(2,107)

NET INCOME BEFORE INCOME TAX		2,670		1,395

Income taxes		(663)		336

NET INCOME BEFORE NON-CONTROLLING INTEREST		2,007		1,731

Net (income) loss attributable to non-controlling interest		127		(258)

NET INCOME ATTRIBUTABLE TO BRAZIL FAST FOOD CORP.	R$	2,134	R$	1,473

NET INCOME PER COMMON SHARE
BASIC AND DILUTED	R$	0.26	R$	0.18

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING: BASIC AND DILUTED		8,137,762		8,164,977
See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
Consolidated Statements of Operations –(Unaudited)
(amounts expressed in thousands of Brazilian Reais, except shares data)

	Three Months Ended June 30,
	2010		2009
REVENUES
Net Revenues from Own-operated Restaurants	R$	35,173	R$	33,356
Net Revenues from Franchisees		6,054		4,936
Revenues from Supply Agreements		5,179		2,128
Other Income		1,000		1,545

TOTAL REVENUES		47,406		41,965

OPERATING COST AND EXPENSES
Store Costs and Expenses		(34,010)		(31,028)
Franchise Costs and Expenses		(3,272)		(2,221)
Marketing Expenses		(1,069)		(1,507)
Administrative Expenses		(5,791)		(4,969)
Other Operating Expenses		(1,890)		(454)
Net result of assets sold and impairment of assets		9		(116)

TOTAL OPERATING COST AND EXPENSES		(46,023)		(40,295)

OPERATING INCOME		1,383		1,670

Interest Expenses, net		(660)		(1,299)

NET INCOME BEFORE INCOME TAX		723		371

Income taxes		(451)		359

NET INCOME BEFORE NON-CONTROLLING INTEREST		272		730

Net (income) loss attributable to non-controlling interest		(18)		(380)

NET INCOME ATTRIBUTABLE TO BRAZIL FAST FOOD CORP.	R$	254	R$	350

NET INCOME PER COMMON SHARE
BASIC AND DILUTED	R$	0.03	R$	0.04

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING: BASIC AND DILUTED		8,137,762		8,157,902
See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss) – (Unaudited)
(amounts expressed in thousands of Brazilian Reais)

	Six Months Ended June 30,				Three Months Ended June 30,
	2010		2009		2010		2009

NET INCOME	R$	2,134	R$	1,473	R$	254	R$	350

Other comprehensive income (loss):
Foreign currency translation adjustment		18		(37)		5		75

COMPREHENSIVE INCOME	R$	2,152	R$	1,436	R$	259	R$	425

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
Consolidated Statements of Changes In Shareholders’ Equity – (Unaudited)
(amounts expressed in thousands of Brazilian Reais, except shares data)

				Additional						Accumulated		Total		Non-
	Common Stock			Paid-In		Treasury		Accumulated		Comprehensive		Shareholders’		Controlling		Total
	Shares	Par Value		Capital		Stock		(Deficit)		Loss		Equity		Interest		Equity

Balance, December 31, 2009	8,137,762	R$	1	R$	61,148	R$	(1,946)	R$	(33,021)	R$	(1,077)	R$	25,105	R$	1,179	R$	26,284

Net Income	—		—		—		—		2,134	—			2,134		(127)		2,007

Dividend payable									(3,665)				(3,665)				(3,665)

Cummulative translation adjustment	—		—		—		—		—	18			18		—		18

Balance, June 30, 2010	8,137,762	R$	1	R$	61,148	R$	(1,946)	R$	(34,552)	R$	(1,059)	R$	23,592	R$	1,052	R$	24,644

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows – (Unaudited)
(amounts expressed in thousands of Brazilian Reais)

	Six Months Ended June, 30
	2010		2009
CASH FLOW FROM OPERATING ACTIVITIES:
NET INCOME (LOSS) ATTRIBUTABLE TO BRAZIL FAST FOOD CORP.	R$	2,134	R$	1,473
Adjustments to reconcile net income to cash provided by (used in) operating activities:

Depreciation and amortization		3,084		2,529
(Gain) Loss on assets sold, net		18		128
Noncontroling interest		(127)		258

Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable		316		1,864
Inventories		1,520		449
Prepaid expenses and other current assets		(2,600)		(1,212)
Other assets		(1,206)		(1,117)
(Decrease) increase in:
Accounts payable and accrued expenses		2,349		320
Payroll and related accruals		2,545		820
Taxes other than income taxes		293		(280)
Deferred income		(979)		1,705
Contingencies and reassessed taxes		635		196
Other liabilities		(70)		(50)

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES		7,912		7,083

CASH FLOW FROM INVESTING ACTIVITIES:
Additions to property and equipment		(4,139)		(5,501)
Acquisition of Company’s own shares		—		(283)

CASH FLOWS USED IN INVESTING ACTIVITIES		(4,139)		(5,784)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares of common stock		—		86
Net Borrowings (Repayments) under lines of credit		(1,648)		2,763

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES		(1,648)		2,849

EFFECT OF FOREIGN EXCHANGE RATE		18		(37)

NET INCREASE IN CASH AND CASH EQUIVALENTS		2,143		4,111

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD		13,250		10,424

CASH AND CASH EQUIVALENTS AT END OF PERIOD	R$	15,393	R$	14,535

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(amounts expressed in thousands of Brazilian Reais)
NOTE 1 — PRESENTATION OF FINANCIAL STATEMENTS
     The accompanying financial statements have been prepared by Brazil Fast Food Corp. (the “Company”) without having been audited. In the opinion of the management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results for the quarter ended June 30, 2010 do not necessarily indicate the results that may be expected for the full year. Unless otherwise specified, all references in these financial statements to (i ) “Reais” or “R$” are to the Brazilian Real (singular), or to Brazilian Reais (plural), the legal currency of Brazil, and (ii ) “U.S. Dollars” or “$” are to United States dollars.
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
NOTE 2 — BUSINESS AND OPERATIONS
     Brazil Fast Food Corp. (the “Company”) was incorporated in the state of Delaware on September 16, 1992.
     On December 2006, the Company established a holding company in Brazil called BFFC do Brasil Participações Ltda. (“BFFC do Brasil”, formerly 22N Participações Ltda.), to consolidate all its business in the country and allow the Company to pursue its multi-brand program, as discussed below:
     BOB’S TRADEMARK
     During 1996, the Company acquired 100.0% of the capital of Venbo Comercio de Alimentos Ltda. (“Venbo”), a Brazilian limited liability company which conducts business under the trade name “Bob’s”, and owns and operates, both directly and through franchisees, a chain of hamburger fast food restaurants in Brazil.
     KFC TRADEMARK
     During the first quarter of 2007, the Company reached an agreement with Yum! Brands, owner of the KFC brand. By this agreement, BFFC do Brasil, through its subsidiary CFK Comércio de Alimentos Ltda. (“CFK”, formerly Clematis Indústria e Comércio de Alimentos e Participações Ltda.), started to conduct the operations of four directly owned and operated KFC restaurants in the city of Rio de Janeiro as a Yum! Brands franchisee, and took over the management, development and expansion of the KFC chain in Brazil. CFK started its activities on April 1, 2007, and accordingly, the results of its operations are included in this report since that date.

     PIZZA HUT TRADEMARK
     During 2008, the Company reached an agreement with Restaurants Connection International Inc (“RCI”) to acquire, through its wholly-owned holding subsidiary, BFFC do Brasil, 60% of Internacional Restaurantes do Brasil (“IRB”), which operates Pizza Hut restaurants in the city of São Paulo as a Yum! Brands franchisee. The remaining 40% of IRB is held by another Brazilian company of which IRB’s current CEO is the main stockholder.
     IRB also operates a coffee concept brand called “In Bocca al Lupo Café”, which has four stores in the city of São Paulo.
     The results of IRB’s operations have being included in the consolidated financial statements since December, 2008.
     DOGGIS TRADEMARK
     During October 2008, the Company reached an agreement with G.E.D. Sociedad Anonima (“GED”), one of the fast food leaders in Chile, where it has 150 stores.
     By this agreement, BFFC do Brasil would establish a Master Franchise to manage, develop and expand the Doggis hot-dog chain in Brazil through own-operated restaurants and franchisees and GED would establish a Master Franchise to manage, develop and expand the Bob’s hamburger chain in Chile through own-operated restaurants and franchisees.
     The Master Franchise established in Brazil was named DGS Comercio de Alimento S.A. (“DGS”) and the Master Franchise established in Chile was named BBS S.A. (“BBS”). BFFC do Brasil has 20% of BBS and GED has 20% of DGS. Accordingly, BBS’s results were recorded through the equity method, representing BFFC ´s share on such results.
     SUPRILOG
     In the second half of 2008, the Company began the operation of Suprilog Transportadora Ltda., which supports all the Company’s subsidiaries by providing maintenance for the restaurants and equipment, including warehouses for spare parts, engineering services and marketing materials. It may also be used for some particular re-sale activities of special products or raw materials used in the stores’ operations. Although its financial figures are currently not material, they are fully consolidated in the accompanying financial statements.

NOTE 3 — CONTINGENCIES AND REASSESSED TAXES
     Liabilities related to tax amnesty programs and litigation consist of the following:

R$ 000’	June 30, 2010 (unaudited)			December 31, 2009
			Long			Long
	Total	Current	Term	Total	Current	Term
	Liability	Liability	Liability	Liability	Liability	Liability
Reassessed taxes
Federal taxes (PAES)	13,084	1,696	11,388	13,011	1,676	11,335

Contingencies
ISS tax litigation	6,446	—	6,446	5,123	—	5,123
Labor litigation	1,285	—	1,285	2,137	—	2,137
Property leasing and other litigation	299	—	299	208	—	208

TOTAL	21,114	1,696	19,418	20,479	1,676	18,803

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
     During the six months ended June 30, 2010, the Company paid approximately R$0.7 million related to such Brazilian federal tax amnesty program and no interests were charged to those payments. During the first semester of 2009 the Company paid approximately R$1.0 million, including R$0.3 million of interests. For the remaining period of 2010, we expect to pay approximately R$1.3 million pursuant to the federal tax amnesty program.
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
     During March, 2005, the Company filed a formal request with the Brazilian Federal Authorities, claiming to have its total debt reviewed. Such request, reconciled the amounts the Company had accrued at its accounting books to the amounts reported in the official statement at the same period. The Company believes that the amounts accrued at the balance sheet as of June 30, 2010, total of R$13.1 million (R$13.0 million in December 31, 2009) are correct, however, there is no assurance that the outcome of this situation will derive further liability to the Company. As of June 30, 2010, the difference between such debt at the statements provided by the Brazilian Federal Government and the statements reported by the Company’s was R$4.7 million (R$4.8 million in December 31, 2009).
     During the third quarter of 2009, the Brazilian Government issued another amnesty program. The Companies which apply to such new program will consolidate the balances of previous programs and other fiscal debts. Depending on the number of monthly installments the Companies choose, they will receive different reduction of their fiscal debt. The program rules are not already fully formalized by the Brazilian Fiscal Authorities, including how the government will compute the debt consolidation. The Company has applied to it and expects to have its fiscal debt consolidated during the second semester of 2010. The Company cannot estimate at the present moment if any material adjustment to its accrued amounts will be necessary when Brazilian Government provide the Company’s consolidated fiscal debt.
     Contingencies
•	ISS tax litigations

ISS is a tax charged by Brazilian cities on services rendered by Brazilian companies. Regarding this Brazilian city tax the Company has two legal issues:

a) ISS on Company’s revenues after 2003

None of the Company’s revenues were subject to such tax until 2003, but in the beginning of 2004 a new ISS legislation has been implemented and according to it, royalty fees should be included on the basis of ISS calculation.

Although the Company is claiming in court that royalty fees should not be considered payment for services rendered and therefore should not be subject to ISS taxation, the Company is depositing monthly with the court the amount claimed by ISS, while awaiting the court’s determination. In addition, the Company has accrued the claimed amounts as of June 30, 2010, total of R$6.4 million (R$5.1 million in December 31, 2009), which the Company’s Management, based on the opinion of its legal advisors, believes is sufficient to face Company’s current tax contingencies.

The referred change in the ISS tax regulations motivated deep debates whether marketing funds and initial fees paid by franchisees could be considered as payment for service rendered by the ISS tax authorities. Because of that, the Company, together with its tax advisors, is adopting measures in order to avoid the charge of ISS against the marketing funds and initial fees.

b) ISS on Company’s revenues before 2003

During the third quarter of 2009, the court decided that the Rio de Janeiro City Government has to reimburse the Company the amounts of ISS tax which were paid before the change of the tax legislation, in a total of approximately R$0.5 million. Legal disputes in Brazil have historically demonstrated that positive outcomes of Companies against the Government are rarely received in cash. Instead, they are generally received in tax credits. Currently, the Company is studying how these tax credits could be compensated, since this compensation has to be against taxes ruled by Rio de janeiro City Governent and the main tax is, as discussed above, being deposited by the Company. Because of the uncertainty of realizing this tax credit, the Company did not recognize the related amount as a gain in its Consolidated Income Statements.

•	Labor litigations

During 2005, the Company was ordered to pay a fine of approximately R$480,000 to a former employee. Despite the infrequency of this amount in labor processes, the Company is not guarded from receiving other labor claims in such high amount. During 2008 and 2007 the Company received other labor claims from former employees. As of June 30, 2010 the Company’s accounted for liabilities in the amount of R$1.3 million (R$2.1 million in December 31, 2009), which the Company’s Management, based on the opinion of its legal advisors, believes is sufficient to face Company’s current labor contingencies.
     Other contingencies
Other contingencies that in accordance with our legal advisors required no provision in the Company’s balance sheet are the following:

– The Company purchased Venbo Comércio de Alimentos Ltda. (“Venbo”) from VENDEX in 1996. The Acquisition’s Purchase Agreement stated that Venbo’s former owner (“VENDEX”) would be responsible for off-balance liabilities derived from Venbo’s transactions prior to the Acquisition, limited to certain conditions. From 1997 to date, the Company has received several communications from the Brazilian fiscal authorities related to the period prior to the Acquisition and, accordingly, has forwarded those to VENDEX and its attorneys.

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

– A Company’s franchisee has became a permanent debtor of royalties and marketing contributions, and the Company, after failing a great exertion to improve his business, finally decided to interrupt his franchise contract and closed the stores explored by him. After claiming in court, the Company managed to receive the past due amounts from the franchisee and to terminate the original franchise agreement.

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

– The owner of the property where the Company held a lease contract for operation of one of the Company’s store (closed in 2002) claimed unpaid monetary restatement on rent for a period of two and a half years in the amount of R$1.0 million. The Company has reached an agreement, reduced the claimed amount and paid R$ 700 thousand in order to settle this dispute. The Company is not guarded from receiving other lease claims in such high amount.

– Concerning inquires from the Brazilian Government General Attorney Office the Company has the following issues:
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
– IPTU is a Brazilian municipal tax charged on real estate. Fiscal Authorities are claiming to pay IPTU twice (in amount of R$400 thousand) on one of Venbo’s store, because its building is considered as facing two streets. Although our lawyers understand that this claim has no legal basis, we cannot predict the result of its appeal.

– During February, 2010, the Brazilian Federal Tax Authorities questioned the procedures that the Company has been applying in past years to recover IPI (a tax on industrial production), included in packaging products, bought from different suppliers. The Authorities agree that we have the right to such tax credit but understand that we would have claimed it from the suppliers and not from the Government. The Company has already filed its defense but there is no guarantee that it will be successful to avoid to pay around R$1.2 million to the Government and claim the suppliers for reimbursement.

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
     Intrinsic value for stock options is defined as the difference between the current market value and the exercise price. The total intrinsic value of stock options exercised during the six months ended June 30, 2009 was approximately $94,150. There were no stock options exercised during the six months ended June 30, 2010.
NOTE 5 — TREASURY STOCK
     During the last quarter of 2004, the Company’s Board of Directors approved a stock repurchase plan covering the repurchase of as many as 200,000 shares of its own common stock. The plan goal is to optimize the cash generated in the United States and its repurchase limit has been increased by 200,000 shares on October 18, 2006.
     During the first semester of 2010, the Company repurchased no share under the referred stock repurchase plan. During the same period of 2009, the Company repurchased 38,915 shares related to such plan.
     Up to June 30, 2010, the Company repurchased a total amount of 335,165 shares and the accumulated stock purchases totaled R$1.9 million. Those transactions are accounted for as a deduction of Paid in Capital, in the Shareholders’ Equity section of the accompanying balance sheets.

NOTE 6 — SEGMENT INFORMATION
     The Company owns and operates, directly and through franchisees, 735 fast food restaurants.
     Through its wholly-owned subsidiary Venbo, the Company directly owns and operates 55 point of sales under proprietary brand name Bob’s.
     Through its wholly-owned subsidiary CFK, the Company directly owns and operates 10 point of sales under YUM!’s brand KFC.
     Through its wholly-owned subsidiary IRB, the Company directly owns and operates 16 point of sales under YUM!’s brand Pizza Hut.
     Through its wholly-owned subsidiary DGS, the Company directly owns and operates 4 point of sales under the trade name Doggis.
     Currently, the majority of Company’s operations are concentrated at the southeast region of Brazil. Regarding Bob’s brand, as of June 30, 2010, from the total of 55 own-operated point of sales, 54 were located at the southeast region which provided 99.3% of total Net Revenues from Own-operated Restaurants. In addition, from the total of 650 franchise-operated point of sales, 331 were located at the same region, which provided 55.6% Net Revenues from Franchisees.
     Besides the Brazilian operations, the Bob’s brand is also present, through franchisees, in Angola, Africa and, since the last quarter of 2009, in Chile, South America. These operations are not material to our overall results.

     The following table presents the Company’s revenues, costs/expenses and operating income by segment:

R$ 000’	Results from own-stores operations
	Six months ended June 30,		Three months ended June 30,
	2010	2009	2010	2009

Net Restaurant Sales	73,450	68,330	35,173	33,356
Store Costs and Expenses	—	—	—	—
Food, Beverage and Packaging	(25,090)	(24,575)	(11,873)	(12,123)
Payroll & Related Benefits	(17,938)	(16,312)	(8,704)	(7,938)
Restaurant Occupancy	(8,681)	(7,603)	(4,322)	(3,795)
Contracted Services	(9,634)	(8,519)	(4,585)	(3,316)
Depreciation and Amortization	(2,786)	(2,204)	(1,320)	(981)
Royalties charged	(2,178)	(1,365)	(1,132)	(716)
Other Store Costs and Expenses	(4,828)	(4,683)	(2,074)	(2,159)

Total Store Costs and Expenses	(71,135)	(65,261)	(34,010)	(31,028)

Operating margin	2,315	3,069	1,163	2,328

R$ 000’	Results from franchise operations
	Six months ended June 30,		Three months ended June 30,
	2010	2009	2010	2009

Net Franchise Revenues	12,648	11,028	6,054	4,936
Payroll & Related Benefits	(3,471)	(2,753)	(1,850)	(1,357)
Occupancy expenses	(697)	(346)	(470)	(198)
Travel Expenses	(590)	(351)	(404)	(230)
Contracted Services	(185)	(200)	(123)	(82)
Other expenses	(707)	(560)	(425)	(354)

Total Franchise Costs and Expenses	(5,650)	(4,210)	(3,272)	(2,221)

Operating margin	6,998	6,818	2,782	2,715

     Own-stores operation conducted by the Company provided the following figures per brand:

														Results from
	Results from Bob’s				Results from KFC’s				Results from Pizza Hut’s					Doggis’
	brand operations				brand operations				brand operations					brand operations
R$ 000’														Six months ended
	Six months ended June 30,				Six months ended June 30,				Six months ended June 30,					June 30,
	2010		2009		2010		2009		2010		2009			2010
Revenues	R$	35,367	R$	38,193	R$	9,979	R$	7,745	R$	27,071	R$	22,392	R$	1,033
Food, Beverage and Packaging		(12,817)		(14,469)		(3,629)		(3,046)		(8,045)		(7,060)		(599)
Payroll & Related Benefits		(9,172)		(9,120)		(2,821)		(2,081)		(5,522)		(5,111)		(423)
Occupancy expenses		(3,822)		(4,406)		(1,486)		(1,121)		(3,145)		(2,076)		(228)
Contracted Services		(4,479)		(4,873)		(1,676)		(1,198)		(3,302)		(2,448)		(177)
Depreciation and Amortization		(1,305)		(1,372)		(547)		(347)		(844)		(485)		(90)
Royalties charged		—		—		(368)		—		(1,810)		(1,365)		—
Other Store Costs and Expenses		(3,028)		(2,993)		(353)		(274)		(1,376)		(1,416)		(71)

Total Own-stores cost and expenses		(34,623)		(37,233)		(10,880)		(8,067)		(24,044)		(19,961)		(1,588)

Operating margin	R$	744	R$	960	R$	(901)	R$	(322)	R$	3,027	R$	2,431	R$	(555)

														Results from
	Results from Bob’s				Results from KFC’s				Results from Pizza Hut’s					Doggis’
	brand operations				brand operations				brand operations					brand operations
R$ 000’														Three months ended
	Three months ended June 30,				Three months ended June 30,				Three months ended June 30,					June 30,
	2010		2009		2010		2009		2010		2009			2010
Revenues	R$	15,877	R$	17,594	R$	4,876	R$	4,044	R$	13,936	R$	11,718	R$	484
Food, Beverage and Packaging		(5,647)		(6,654)		(1,791)		(1,705)		(4,170)		(3,764)		(265)
Payroll & Related Benefits		(4,262)		(4,421)		(1,495)		(1,008)		(2,733)		(2,509)		(214)
Occupancy expenses		(1,712)		(2,151)		(770)		(580)		(1,695)		(1,064)		(145)
Contracted Services		(1,933)		(2,149)		(909)		(714)		(1,649)		(536)		(94)
Depreciation and Amortization		(657)		(718)		(275)		(191)		(355)		(72)		(33)
Royalties charged		—		—		(201)		83		(931)		(716)		—
Other Store Costs and Expenses		(1,184)		(1,101)		(188)		(108)		(667)		(950)		(35)

Total Own-stores cost and expenses		(15,395)		(17,194)		(5,629)		(4,223)		(12,200)		(9,611)		(786)

Operating margin	R$	482	R$	400	R$	(753)	R$	(179)	R$	1,736	R$	2,107	R$	(302)

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
Currently, besides the accounts receivables from franchisees (derived from franchise fees and royalties), the Company does not have assets exclusively used at the franchise business. Accordingly, except for those receivables, assets presented in the Consolidated Balance Sheets are used at the restaurant operating business.

NOTE 7 — DIVIDEND PAYABLE
     On June 29, 2010, the Company’s Board of Directors met and declared an extraordinary dividend in the amount of $0.25 per share.
     Accordingly, a total amount of R$3,665 was accrued as dividend payable in the Company ´s balance sheet as of June 30, 2010 and paid on July 31, 2010.

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
     In 2007, the Company, through BFFC do Brasil, signed agreements with Yum!, through which BFFC acquired CFK (formerly Clematis Indústria e Comércio de Alimentos e Participações Ltda.), a Brazilian limited liability company that conducts business under the trade name “KFC” (four stores at that time) in Brazil. Also through such agreement, the Company became KFC’s master franchisee in this country, with the commitment of locally develop and expand KFC brand. At the end of the second quarter of 2010, the Company was operating 10 stores in Rio de Janeiro State.

     In August 2008, the Company, also through its holding company in Brazil, signed another agreement with Yum! and acquired 60% of Internacional Restaurantes do Brasil (“IRB”), a Brazilian company which operates 14 Pizza Hut restaurants and 4 In Bocca al Lupo Café (a Coffee concept brand) in the city of São Paulo. IRB’s restaurants started operating as part of BFFC in the beginning of December, 2008. Revenues and operating results of the café concept are still integrated in IRB’s financial statements of Pizza Hut operation. At the end of the second quarter of 2010, the Company was operating 16 Pizza Hut stores in São Paulo State.
     In October 2008, the Company signed an agreement with G.E.D. Sociedad Anonima, one of the fast-food leaders in Chile, operating hot dog chain under the trade mark Doggis, with 150 stores in that country. As per this agreement, the Company will develop own and franchised-operated hotdog stores in Brazil and the shareholders of Doggis will develop Bob’s stores in Chile. A master franchise company was set up in each country (DGS Comércio de Alimentos S.A. (“DGS” in Brazil and BBS S.A. (“BBS”) in Chile), 80% belonging to the local controller of the brand, 20% to the corresponding partner. The Company opened the first Doggis’ store in third quarter of 2009 and at the end of the first semester of 2010 the Company was operating 4 stores in Rio de Janeiro State. During the fourth quarter of 2009 BBS opened its first three stores in Chile.
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

RESULTS OF OPERATIONS — COMPARISON OF THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Amount in thousand of Brazilian Reais)
     The following table sets forth statement of operations for the three and six months ended June 30, 2010 and 2009. All the operating figures were stated as a percentage of total revenues. However the specific discussions of store cost and expenses and franchise expenses also include the evolution of such figures stated as a percentage of Net revenues from own-operated restaurants and Net Franchise Revenues, respectively.

R$ 000’	3 Months			3 Months			6 Months			6 Months
	Ended			Ended			Ended			Ended
	30-Jun-10%			30-Jun-09%			30-Jun-10%			30-Jun-09%
REVENUES
Net Revenues from Own-operated Restaurants	R$	35,173	74.2%	R$	33,356	79.5%	R$	73,450	75.3%	R$	68,330	79.3%
Net Revenues from Franchisees		6,054	12.8%		4,936	11.8%		12,648	13.0%		11,028	12.8%
Revenues from Special Agreements		5,179	10.9%		2,128	5.1%		8,592	8.8%		4,476	5.2%
Other Income		1,000	2.1%		1,545	3.7%		2,806	2.9%		2,307	2.7%

TOTAL REVENUES		47,406	100.0%		41,965	100.0%		97,496	100.0%		86,141	100.0%
OPERATING COST AND EXPENSES
Store Costs and Expenses		(34,010)	-71.7%		(31,028)	-73.9%		(71,135)	-73.0%		(65,261)	-75.8%
Franchise Costs and Expenses		(3,272)	-6.9%		(2,221)	-5.3%		(5,650)	-5.8%		(4,210)	-4.9%
Marketing Expenses		(1,069)	-2.3%		(1,507)	-3.6%		(2,169)	-2.2%		(1,928)	-2.2%
Administrative Expenses		(5,791)	-12.2%		(4,969)	-11.8%		(11,947)	-12.3%		(9,813)	-11.4%
Other Operating Expenses		(1,890)	-4.0%		(454)	-1.1%		(2,907)	-3.0%		(1,299)	-1.5%
Net result of assets sold and impairment of assets		9	0.0%		(116)	-0.3%		(18)	0.0%		(128)	-0.1%

TOTAL OPERATING COST AND EXPENSES		(46,023)	-97.1%		(40,295)	-96.0%		(93,826)	-96.2%		(82,639)	-95.9%

OPERATING INCOME		1,383	2.9%		1,670	4.0%		3,670	3.8%		3,502	4.1%

Interest Income (Expense)		(660)	-1.4%		(1,299)	-3.1%		(1,000)	-1.0%		(2,107)	-2.4%

NET INCOME BEFORE INCOME TAX		723	1.5%		371	0.9%		2,670	2.7%		1,395	1.6%

Income taxes		(451)	-1.3%		359	1.1%		(663)	-0.9%		336	0.5%

			0.0%			0.0%		—	0.0%		—	0.0%
NET INCOME BEFORE NON-CONTROLLING INTEREST		272	0.8%		730	2.2%		2,007	2.7%		1,731	2.5%

Net loss attributable to non-controlling interest		(18)	-0.1%		(380)	-1.1%		127	0.2%		(258)	-0.4%

NET INCOME ATTRIBUTABLE TO BRAZIL FAST FOOD CORP.		254	0.7%		350	1.0%		2,134	2.9%		1,473	2.2%

Introduction
     After a great improvement at the beginning of 2010, the Brazilian economic environment has experienced some quietness, with a reduction in some financial indicators like output and trade. The factors behind this slowdown include the end of local tax incentives, higher interest rates and the Soccer World Cup.
     In particular, the World Cup negatively impacted on the Company’s sales because its stores suspended business whenever the Brazilian team played. This, coupled with the colder than usual weather towards the end of the second quarter, reduced consumer frequency at the Company’s points of sale.
     Net Revenues from Own-Operated Restaurants
     Net restaurant sales for our company-owned retail outlets increased R$5.1 million or 7.5%, to R$73.4 million for the six months ended June 30, 2010 as compared to R$68.3 million for the six months ended June 30, 2009.
     Net restaurant sales for our company-owned retail outlets increased R$1.8 million or 5.4%, to R$35.2 million for the three months ended June 30, 2010 as compared to R$33.4 million for the three months ended June 30, 2009.
     Under the criteria of same store sales, which only includes stores that have been open for more than one year, net restaurant sales increased approximately 3.6% (Bobs brand), 12.7% (Pizza Hut Brand) and decreased approximately 2.7% (KFC brand) for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009.

     Despite of the economic environment and the factors mentioned above, the Company overall restaurant sales increased due to (i) the opening of four new points of sales under the trade mark Doggis with additional restaurant revenues of approximately R$1.0 million during 2010; (ii) implementation of delivery sales at KFC stores; (iii) increase of average ticket at almost all brands due to promotion campaigns; (iv) increase in number of point of Pizza Hut stores from 14 at June 30, 2009 to 16 at June 30, 2010.
     Those increases were partially offset due to reduction in number of Bobs point of sales from 61 at June30, 2009 to 55 at June 30, 2010. This reflects the company’s strategy to limit company direct operations to highly profitable outlets.
Net Franchise Revenues
     Net Franchise revenues are comprised of initial fees (amount due at the signing of a new franchise contract) and royalty fees (derived from a percentage on the sales of the stores operated by franchisees), as set forth below:

R$’000	Six months ended June, 30
	2010	2009
Net Franchise Royalty Fees	11,400	10,333
Initial Fee	1,248	695

Net Franchise Revenues	12,648	11,028

     Net franchise revenues increased R$1.6 million or 14.5%, to R$12.6 million for the six months ended June 30, 2010 from R$11.0 million for the six months ended June 30, 2009.
     Net franchise revenues increased R$1.1 million or 22.4%, to R$6.0 million for the three months ended June 30, 2010 from R$4.9 million for the three months ended June 30, 2009.
     These increases are attributable to the growth of Company’s franchise business from 591 retail outlets as of June 30, 2009 to 650 as of June 30, 2010.
     Currently, the franchise activity is primarily operated by Bobs brand.
     In addition of royalty fees and initial fees, the Company receives from franchisees marketing contributions which represent franchise contributions to finance corporate marketing campaigns and are accounted for as discussed at Marketing Expenses.

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
Store Costs and Expenses
     As a percentage of Total revenues, Store costs and expenses were (73.0%) and (75.8%) for the semesters ended June 30, 2010 and 2009, respectively.
     As a percentage of Total revenues, Store costs and expenses were (71.7%) and (73.9%) for the quarters ended June 30, 2010 and 2009, respectively.
     Analyzing as a segment (own-stores operations), Store cost and expenses had the following evolution towards Net revenues from own-operated restaurants:

R$ 000’	3 Months		3 Months		6 Months		6 Months
	Ended		Ended		Ended		Ended
	30-Jun-10%		30-Jun-09%		30-Jun-10%		30-Jun-09%
STORE RESULTS

Net Revenues from Own-operated Restaurants	35,173	100.0%	33,356	100.0%	73,450	100.0%	68,330	100.0%
Store Costs and Expenses
Food, Beverage and Packaging	(11,873)	-33.8%	(12,123)	-36.3%	(25,090)	-34.2%	(24,575)	-36.0%
Payroll & Related Benefits	(8,704)	-24.7%	(7,938)	-23.8%	(17,938)	-24.4%	(16,312)	-23.9%
Restaurant Occupancy	(4,322)	-12.3%	(3,795)	-11.4%	(8,681)	-11.8%	(7,603)	-11.1%
Contracted Services	(4,585)	-13.0%	(3,316)	-9.9%	(9,634)	-13.1%	(8,519)	-12.5%
Depreciation and Amortization	(1,320)	-3.8%	(981)	-2.9%	(2,786)	-3.8%	(2,204)	-3.2%
Royalties charged	(1,132)	-3.2%	(716)	-2.1%	(2,178)	-3.0%	(1,365)	-2.0%
Other Store Costs and Expenses	(2,074)	-5.9%	(2,159)	-6.5%	(4,828)	-6.6%	(4,683)	-6.9%
Total Store Costs and Expenses	(34,010)	-96.7%	(31,028)	-93.0%	(71,135)	-96.8%	(65,261)	-95.5%

STORE OPERATING INCOME	1,163	3.3%	2,328	7.0%	2,315	3.2%	3,069	4.5%

     Food, Beverage and Packaging Costs
     Cost of food, beverage and packaging decrease as a percentage of Net Revenues from Own-Operated Restaurants is mainly due to better gross margin obtained both on KFC and Pizza Hut point of sales, as well as decreases in French fries, meat hamburger and package purchase prices.
     The reduction was partially offset by cost increases of the purchase price of some Bobs and KFC brands’ raw material: rice, beans, bread, both chicken and chicken hamburger, ice cream, and soft drinks.

Payroll & Related Benefits
     Payroll & Related Benefits increase as a percentage of Net Revenues from Own-Operated Restaurants is mainly due to the increase of social security charges and salaries, as well as hiring of temporary personnel at Bobs point of sales. This increase was partially offset by reduction on employee’s transportation at KFC’s and Bobs restaurants.
Restaurant Occupancy Costs and Other Expenses
     Restaurant occupancy costs and other expenses increase as a percentage of Net Revenues from Own-Operated Restaurants is mainly due to increase in store rents derived from contracted annual restatements according to Brazilian inflation measured by the IGP-M index, which was 5.2% p.y. In addition, one of Pizza Hut restaurants is located in a property owned by a government institution and had its rent adjusted by a public sale. Accordingly, the Company had to accept a significant occupancy cost increase in order to keep the relevant point of sale.
Contracted Services
     Expenses related to contracted services increase as a percentage of Net revenues from own-operated restaurants mainly due to increases of maintenance costs at KFC outlets, delivery expenses at Pizza Huts restaurants and security costs at Bobs point of sales. Contracted Services also increased by new delivery costs due to implementation of this type of sale at KFC stores.
     This decrease was partially offset by decrease of maintenance, money collection and internet costs at Bobs outlets.
Depreciation and Amortization
     The increase in Depreciation and amortization is attributable to store equipment modernization and to stores remodeling.
Other Store Cost and Expenses
     Other store cost and expenses expressed as a percentage of Net revenues from own-operated kept almost at the same level during 2010 and 2009.
Franchise Costs and Expenses
     As a percentage of Total Revenues, Franchise costs and expenses were (5.8%) and (4.9%) for the semesters ended June 30, 2010 and 2009, respectively.
     As a percentage of Total Revenues, Franchise costs and expenses were (6.9%) and (5.3%) for the quarters ended June 30, 2010 and 2009, respectively.

     Analyzing as a segment (franchise operations), Franchise costs and expenses had the following evolution towards Net Franchise revenues:

R$ 000’	3 Months		3 Months		6 Months		6 Months
	Ended		Ended		Ended		Ended
	30-Jun-10%		30-Jun-09%		30-Jun-10%		30-Jun-09%
FRANCHISE RESULTS
Net Revenues from Franchisees	6,054	100.0%	4,936	100.0%	12,648	100.0%	11,028	100.0%
Franchise Costs and Expenses	(3,272)	-54.0%	(2,221)	-45.0%	(5,650)	-44.7%	(4,210)	-38.2%

FRANCHISE OPERATING INCOME	2,782	46.0%	2,715	55.0%	6,998	55.3%	6,818	61.8%

     Franchise cost and expenses expressed as a percentage net franchise revenues were approximately (44.7%) and (38.2%) for the periods of six months ended June 30, 2010 and 2009, respectively.
     Franchise cost and expenses expressed as a percentage net franchise revenues were approximately (54.0%) and (45.0%) for the periods of three months ended June 30, 2010 and 2009, respectively.
     This increase is attributable to the growth of franchise business and the related necessity to spread its infra-structure. Accordingly, there were increases of franchise department personnel and their compensation. In addition, during 2010, the Company paid higher bonus to franchise department employees. The expansion in the number of employees also derived increases on occupancy costs, and traveling expenses in 2010.
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
The balance of eventual non-invested marketing fund is recorded as accounts payable accrued expenses at the balance sheet in the amount of R$2.5 million as of June 30, 2010.
This balance represents contributions made by Venbo and by the franchisees, but not used in campaigns yet, thus, these balances are, as agreed with the franchisees chain, an obligation of Venbo on that date.
The marketing fund expenses on advertising and promotions are recognized as incurred. Total marketing investments financed by the marketing fund amounted R$11.7 million and R$10.1 million for the six months ended June 30, 2010 and 2009, respectively.
          KFC and Pizza Hut Brands
The Company monthly contributes with 0.5% of KFC and Pizza Hut monthly net sales to a marketing fund managed by YUM! Brands — Brazil. In addition, the Company is also committed to invest 5.0% of KFC and Pizza Hut monthly net sales on local marketing and advertising activities.
The marketing expenses on KFC and Pizza Hut advertising and promotions are recognized as incurred and amounted R$2.0 million and R$1.6 million for the six months ended June 30, 2010 and 2009, respectively.
          Doggis
The Company is committed to invest at least 4% of Doggis’ restaurant sales in local marketing expenses. There is no contribution to a marketing fund.
Local marketing expenses on Doggis advertising and promotions are recognized as incurred and amounted R$0.2 million for the six months ended June, 2010.

General and Administrative Expenses
     The increases from 2009 to 2010 are attributable to: (i) investments in hiring personnel, consulting expenses (human resources, accounting and other) in order to improve process and other and infra-structure developments in order to support the expansion of the Company (ii) legal expenses related to advice and procedures regarding marketing campaigns, franchise agreements and other administrative matters.
Other Operating Expenses
     Other operating expenses are mainly comprised of uncollectible receivables, depreciation, preopening and non recurring expenses.
     The following table sets forth the breakdown of Other Operating Expenses:

	Six months ended
R$ 000’	June 30,
	2010		2009
Uncollectable receivables	R$	(1,286)	R$	(228)
Depreciation of Headquarters’ fixed assets		(298)		(325)
Accruals for contingencies		(538)		—
Equity loss on BBS (Bobs Chile)		(58)
Preopening and other expenses		(727)		(746)

	R$	(2,907)	R$	(1,299)

     During the second quarter of 2010, the Company reviewed its account receivables from franchisees and increased its allowance for bad debt, which is reflected in the table above
     Accruals for contingencies reflect expenses related to an agreement reached by the company in a leasing litigation, as mentioned at note 3 in Consolidated Financial Statements.
Impairment of Assets and Net Result of Assets Sold
     The Company usually reviews its fixed assets in accordance with guidance on the impairment or disposal of long-lived assets in the Property Plant and Equipment Topic of the FASB ASC, which requires that long-lived assets being disposed of be measured at the lower of carrying amount or fair value less cost to sell.
     During the six month periods ended June 30, 2010 and 2009, Company’s review in accordance with such guidance, derived charge to the income statement of respectively R$18 thousand and R$128 thousand.

Interest Expense
     Interest expense decrease as a percentage of Total Revenues is mainly due to lower interest rates in 2010 and due to decrease of Company’s indebtedness.
Income Taxes
     As a percentage of total revenues, income taxes were approximately (0.7)% and 0.4% for the six months ended June 30, 2010 and 2009, respectively.
     As a percentage of total revenues, income taxes were approximately (1.0)% and 0.9% for the three months ended June 30, 2010 and 2009, respectively.
     During the second quarter of 2009, the Company revised its computation of IRB’s income taxes (current and deferred) and such review derived a positive adjustment of approximately R$0.4 million.

LIQUIDITY AND CAPITAL RESOURCES (Amounts in thousand of Brazilian reais)
A) Introduction
Since March 1996, we have funded Company’s cumulative operating losses of approximately R$34.5 million and made acquisitions of businesses and capital improvements (including remodeling of Company’s stores) by using cash remaining at the closing of Company’s acquisition of Venbo, by borrowing funds from various sources and from private placements of Company’s securities. As of June 30, 2010, we had cash on hand of approximately R$15.4 million — which includes investment in financial funds of R$10.1 million — and a working capital deficit of approximately R$17.1 million.
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
Recently, the Company increased its bank debt position in order to fund IRB acquisition, as well as the expansion of KFC stores, and the startup of Doggis brand. Such funding transaction brought the Company into a position of negative working capital. The Company believes that this situation will be reversed in the mid range due to: (i) positive operating results in the second half of 2010, seasonally stronger than the first half (ii) positive operating results forecasted for the next few years, according to projections performed by independent consultants.
The Company has also invested in the financial market approximately R$1.9 million, re-purchasing 335,165 shares that had considerably increased their value according to the over the counter market where they are negotiated.

B) Debt Obligation — financial institutions
     As of June 30 2010, the Company had debt obligation with financial institutions as follows:

R$ 000’	June 30,		December 31,
	2010		2009
Revolving lines of credit (a)	R$	12,308	R$	11,422
Leasing facilities (b)		889		1,373
Other loan (c)		7,588		9,638

		20,785		22,433

Less: current portion		(15,980)		(13,829)

	R$	4,805	R$	8,604

     At June 30, 2010, future maturities of notes payable are as follows:

R$ 000’

Remaining 2010	R$	13,480
2011		6,028
2012		1,277

	R$	20,785

(a) A portion of such debt obligation (R$5.7 million) is due on demand from two Brazilian financial institutions with interest rates of approximately 21.0%p.y. Another portion (R$4.5 million) is payable in 18 installments of R$211,000 (ending on December, 2011), plus interests of 14.0%p.y. All debts of this category are collateralized by certain officers and receivables.
(b) Comprised of various lease facilities with Brazilian private institutions for the funding of store equipment; payable in a range from 5 to 16 monthly payments, together with interests range from 14.3% p.y. to 23.4% p.y (ending on October, 2011). All debts of this category are collateralized by assets leased.
(c) 4 loans contracted within UBS Pactual related to the acquisition of Pizza Hut business in Brazil (note 1). Repayment of those loans range from 6 to 30 monthly installments (ending on December, 2012), averaging R$117,000, plus average interest of 16.7%p.y. Loan is guaranteed by Company ´s financial funds and by some of Company’s real estate.

C) Debt Obligation — taxes
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
     During the six months ended June 30, 2010, the Company paid approximately R$0.7 million related to such Brazilian federal tax amnesty program and no interests were charged to those payments. During the first semester of 2009 the Company paid approximately R$1.0 million including R$0.3 of interests. For the remaining period of 2010, we expect to pay approximately R$1.3 million pursuant to the federal tax amnesty program.
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
     During March, 2005, the Company filed a formal request with the Brazilian Federal Authorities, claiming to have its total debt reviewed. Such request, reconciled the amounts the Company had accrued at its accounting books to the amounts reported in the official statement at the same period. The Company believes that the amounts accrued at the balance sheet as of June 30, 2010, total of R$13.1 million (R$13.0 million in December 31, 2009) are correct, however, there is no assurance that the outcome of this situation will derive further liability to the Company. As of June 30, 2010, the difference between such debt at the statements provided by the Brazilian Federal Government and the statements reported by the Company’s was R$4.7 million (R$4.8 million in December 31, 2009).
     During the third quarter of 2009, the Brazilian Government issued another amnesty program. The Companies which apply to such new program will consolidate the balances of previous programs and other fiscal debts. Depending on the number of monthly installments the Companies choose, they will receive different reduction of their fiscal debt. The program rules are not already fully formalized by the Brazilian Fiscal Authorities, including how the government will compute the debt consolidation. The Company has applied to it and expects to have its fiscal debt consolidated during the second semester of 2010. The Company cannot estimate at the present moment if any material adjustment to its accrued amounts will be necessary when Brazilian Government provide the Company ´s consolidated fiscal debt.

D) Other Obligations
     We also have long-term contractual obligations in the form of operating lease obligations related to Company’s owned and operated stores.
     The future minimum lease payments under those obligations with an initial or remaining noncancelable lease terms in excess of one year at June 30, 2010 are as follows:

R$ 000’
	Contratual
Fiscal Year	Leases
Remaining 2010	R$	3,972
2011		7,469
2012		5,405
2013		4,668
2014		3,976
Thereafter		2,533

	R$	28,023

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
     We have estimated that our capital expenditures for the fiscal year of 2010, which will be used to maintain and upgrade our current restaurant network, provide new investments on restaurant equipment, as well as expand KFC, Pizza Hut and Doggis’ chain in Brazil through own-operated stores, will be of approximately R$6.5 million. During 2010, we intend to focus our efforts on expanding both the number of our franchisees and the number of our franchised retail outlets, neither of which are expected to require significant capital expenditures. In addition, such expansion will provide income derived from initial fees charged to new franchised locations.

R$ 000’
	Contratual
Fiscal Year	Leases		Fiscal Debt		Loans Payable		Total
Remaining 2010	R$	3,972	R$	1,272	R$	13,480	R$	18,724
2011		7,469		1,696		6,028		15,193
2012		5,405		1,696		1,277		8,378
2013		4,668		1,696		—		6,364
2014		3,976		1,696		—		5,672
Thereafter		2,533		5,028		—		7,561

	R$	28,023	R$	13,084	R$	20,785	R$	61,892

Lease obligations are usually restated in accordance to Brazilian inflation currently at 5.2% p.y. Fiscal debts are due with interests, which rates are discussed on letter C above. All the amounts disclosed on the previous tables include interest incurred up to June 30, 2010 on an accrual basis.
     We plan to address our immediate and future cash flow needs to include focusing on a number of areas including:
•	the expansion of Company’s franchisee base, which may be expected to generate additional cash flows from royalties and franchise initial fees without significant capital expenditures;

•	the improvement of food preparation methods in all stores to increase the operational margin of the chain, including acquiring new store’s equipment and hiring a consultancy firm for stores’ personnel training program;

•	the continuing of motivational programs and menu expansions to meet consumer needs and wishes;

•	the improvement and upgrade of our IT system;

•	the negotiation with suppliers in order to obtain significant agreements in long term supply contracts; and

•	the renegotiation of past due receivables with franchisees.

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

Stock options
     Since January 2006, the Company adopted the guidance of FASB ASC on Share-Based Payment, using the modified-prospective transition method. Under this transition method, compensation cost beginning in 2006 includes the portion vesting in the period for (1) all share-based payments granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original guidance on Share-Based Payment and (2) all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of most recent guidance. Results for prior periods have not been restated.

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
     We had R$13.1 million of variable rate (CDI-based interest) debt outstanding at June 30, 2010, and R$14.7 million outstanding at December 31, 2009. Based on the amounts outstanding, a 100 basis point change in interest rates would result in an approximate change to interest expense of $0.25 million at June 30, 2010 as well as $0.25 million at December 31, 2009. We attempt, when possible, to protect our revenues from foreign currency exchange risks by periodically adjusting our selling prices in Reais.

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

ITEM 4. CONTROLS AND PROCEDURES.
     Evaluation of Disclosure Controls and Procedures
     As of June 30, 2010, the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
     Based upon the foregoing evaluation as of June 30, 2010, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and operating as of June 30, 2010, to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
     Management understands that the set of internal controls applicable to restaurant operations provides us reasonable trust on their performance, aligned with the best practices observed in the Brazilian food service market. Central support to stores is improving along the years adapting the best systems and methods that local suppliers offer for these activities in Brazil. At the same time our management has concluded that our internal control over financial reporting was effective as of June 30, 2010 and provides reasonable assurance regarding the reliability of financial reporting and for the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. The results of management’s assessments were reviewed with the Audit Committee of our Board of directors. Management believes that the improvements we are pursuing through the implementation of the business process redesign project will comply with Sarbanes Oxley 404 rule, in order to be able to report according to this regulation when applicable.

     This quarterly report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting. Management’s report on internal control over financial reporting was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this quarterly report.
     Changes in Internal Control over Financial Reporting
     During the quarter ended June 30, 2010, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for the matters mentioned above.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
     During the three months ended June 30, 2010, the Company did not repurchase any shares of its common stock.

ITEM 6. EXHIBITS.
Exhibits

Exhibit
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
Date: August 16, 2010

BRAZIL FAST FOOD CORP.
By:	/s/ Ricardo Figueiredo Bomeny
Ricardo Figueiredo Bomeny
Chief Executive Officer and Acting Chief Financial Officer