Form 10-Q
period 2010-09-30
BRAZIL FAST FOOD CORP
filed 2010-11-12
CIK 914537

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010
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
Yes ☑     No ☐
As of November 12, 2010 there were issued 8,472,927 shares of the Registrant’s Common Stock, par value $0.0001.
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
Yes ☐     No ☑

ITEM 1. FINANCIAL STATEMENTS.
BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
Consolidated Balance Sheets
(amounts expressed in thousands of Brazilian Reais, except shares)

	September 30,		December 31,
	2010		2009
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	R$	15,058	R$	13,250
Inventories		2,723		3,762
Accounts receivable
Clients		7,792		6,301
Franchisees		9,069		5,255
Allowance for doubtful accounts		(3,181)		(1,214)
Prepaid expenses		5,276		3,132
Other current assets		3,922		3,323

TOTAL CURRENT ASSETS		40,659		33,809

Receivable from properties sale		10,458		—
Properties for sale		1,396		—
Other receivables and other assets		435		802
Judicial Deposits		12,461		10,146
Deferred tax asset, net		12,704		13,597
Goodwill		799		799
Property and equipment, net		28,507		35,003
Deferred charges, net		6,153		6,799

TOTAL ASSETS	R$	113,572	R$	100,955

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Notes payable	R$	14,469	R$	13,829
Accounts payable and accrued expenses		21,586		16,275
Payroll and related accruals		9,167		4,668
Taxes		5,222		3,643
Current portion of deferred income		2,154		2,837
Current portion of contingencies and reassessed taxes		1,450		1,676
Other current liabilities		76		260

TOTAL CURRENT LIABILITIES		54,124		43,188

DEFERRED INCOME TAX		2,341		—
DEFERRED INCOME, less current portion		3,045		4,076
NOTES PAYABLE, less current portion		3,505		8,604
CONTINGENCIES AND REASSESSED TAXES, less current portion (note 3)		20,334		18,803

TOTAL LIABILITIES		83,349		74,671

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 5,000 shares authorized; no shares issued		—		—
Common stock, $.0001 par value, 12,500,000 shares authorized; 8,472,927 and 8,472,927 shares issued; 8,137,762 and 8,137,762 shares outstanding		1		1
Additional paid-in capital		61,148		61,148
Treasury Stock (335,165 and 335,165 shares)		(1,946)		(1,946)
Accumulated Deficit		(29,179)		(33,021)
Accumulated comprehensive loss		(1,092)		(1,077)

TOTAL SHAREHOLDERS’ EQUITY		28,932		25,105

Non-Controlling Interest		1,291		1,179

TOTAL EQUITY		30,223		26,284

TOTAL LIABILITIES AND EQUITY	R$	113,572	R$	100,955

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
(amounts expressed in thousands of Brazilian Reais, except shares)

	Nine Months Ended September 30,
	2010		2009
REVENUES
Net Revenues from Own-operated Restaurants	R$	112,388	R$	105,316
Net Revenues from Franchisees		19,748		17,148
Net Revenues from Trade Partners		14,535		6,887
Other Income		3,379		3,357

TOTAL REVENUES		150,050		132,708

OPERATING COST AND EXPENSES
Store Costs and Expenses		(106,649)		(98,855)
Franchise Costs and Expenses		(8,371)		(6,405)
Marketing Expenses		(3,364)		(2,965)
Administrative Expenses		(20,394)		(15,434)
Other Operating Expenses		(4,097)		(2,370)
Net result of assets sold and impairment of assets		5,955		122

TOTAL OPERATING COST AND EXPENSES		(136,920)		(125,907)

OPERATING INCOME		13,130		6,801

Interest Expense, net		(1,316)		(3,184)

NET INCOME BEFORE INCOME TAX		11,814		3,617

Income taxes		(4,395)		337

NET INCOME (LOSS) BEFORE NON-CONTROLLING INTEREST		7,419		3,954

Net (income) loss attributable to non-controlling interest		(3)		(330)

NET INCOME (LOSS) ATTRIBUTABLE TO BRAZIL FAST FOOD CORP.	R$	7,416	R$	3,624

NET INCOME PER COMMON SHARE
BASIC AND DILUTED	R$	0.91	R$	0.44

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING: BASIC AND DILUTED		8,137,762		8,157,272
     See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
(amounts expressed in thousands of Brazilian Reais, except shares)

	Three Months Ended September 30,
	2010		2009
REVENUES
Net Revenues from Own-operated Restaurants	R$	38,938	R$	36,986
Net Revenues from Franchisees		7,100		6,120
Net Revenues from Trade Partners		5,943		2,411
Other Income		573		1,050

TOTAL REVENUES		52,554		46,567

OPERATING COST AND EXPENSES
Store Costs and Expenses		(35,514)		(33,594)
Franchise Costs and Expenses		(2,721)		(2,195)
Marketing Expenses		(1,195)		(1,037)
Administrative Expenses		(8,447)		(5,621)
Other Operating Expenses		(1,190)		(1,071)
Net result of assets sold and impairment of assets		5,973		250

TOTAL OPERATING COST AND EXPENSES		(43,094)		(43,268)

OPERATING INCOME		9,460		3,299

Interest Expenses, net		(316)		(1,077)

NET INCOME BEFORE INCOME TAX		9,144		2,222

Income taxes		(3,732)		1

NET INCOME (LOSS) BEFORE NON-CONTROLLING INTEREST		5,412		2,223

Net (income) loss attributable to non-controlling interest		(130)		(72)

NET INCOME (LOSS) ATTRIBUTABLE TO BRAZIL FAST FOOD CORP.	R$	5,282	R$	2,151

NET INCOME PER COMMON SHARE
BASIC AND DILUTED	R$	0.65	R$	0.26

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING: BASIC AND DILUTED		8,137,762		8,142,061
See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
     Consolidated Statements of Comprehensive Income (Loss) — (Unaudited)
(amounts expressed in thousands of Brazilian Reais)

	Nine Months Ended September 30,				Three Months Ended September 30,
	2010		2009		2010		2009

NET INCOME	R$	7,416	R$	3,624	R$	5,282	R$	2,151

Other comprehensive income (loss):
Foreign currency translation adjustment		(15)		(31)		(33)		6

COMPREHENSIVE INCOME	R$	7,401	R$	3,593	R$	5,249	R$	2,157

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
Consolidated Statements of Changes In Shareholders’ Equity (Unaudited)
(amounts expressed in thousands of Brazilian Reais)

				Additional							Accumulated	Total		Non-
	Common Stock			Paid-In		Treasury		Accumulated			Comprehensive	Shareholders’		Controlling		Total
	Shares	Par Value		Capital		Stock		(Deficit)			Loss	Equity		Interest		Equity

Balance, December 31, 2009	8,137,762	R$	1	R$	61,148	R$	(1,946)	R$	(33,021)	R$	(1,077)	R$	25,105	R$	1,179	R$	26,284

Non Controling paid in capital															109		109

Net Income	—		—		—		—		7,416		—		7,416		3		7,419

Dividend payable									(3,574)				(3,574)				(3,574)

Cummulative translation adjustment	—		—		—		—		—		(15)		(15)		—		(15)

Balance, September 30, 2010	8,137,762	R$	1	R$	61,148	R$	(1,946)	R$	(29,179)	R$	(1,092)	R$	28,932	R$	1,291	R$	30,223

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(amounts expressed in thousands of Brazilian Reais)

	Nine Months Ended September, 30
	2010		2009
CASH FLOW FROM OPERATING ACTIVITIES:
NET INCOME (LOSS) ATTRIBUTABLE TO BRAZIL FAST FOOD CORP.	R$	7,416	R$	3,624
Adjustments to reconcile net income to cash provided by (used in) operating activities:

Depreciation and amortization		4,860		3,664
(Gain) Loss on assets sold, net		(5,955)		(122)
Deferred income tax		2,341		—
Noncontroling interest		3		330

Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable		(3,338)		711
Inventories		1,039		126
Prepaid expenses and other current assets		(2,743)		(2,853)
Other assets		(1,055)		(1,657)
(Decrease) increase in:
Accounts payable and accrued expenses		5,311		(96)
Payroll and related accruals		4,499		1,560
Taxes other than income taxes		1,579		245
Deferred income		(1,714)		2,081
Contingencies and reassessed taxes		1,305		186
Other liabilities		(184)		(50)

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES		13,364		7,749

CASH FLOW FROM INVESTING ACTIVITIES:
Additions to property and equipment		(4,697)		(8,511)
Proceeds from porperty sale		1,080		—
Acquisition of Company’s own shares		—		(317)

CASH FLOWS USED IN INVESTING ACTIVITIES		(3,617)		(8,828)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares of common stock		—		86
Non-contoling paid in capital		109		—
Paid Dividend		(3,574)		—
Net Borrowings (Repayments) under lines of credit		(4,459)		1,308

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES		(7,924)		1,394

EFFECT OF FOREIGN EXCHANGE RATE		(15)		(31)

NET INCREASE IN CASH AND CASH EQUIVALENTS		1,808		284

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD		13,250		10,424

CASH AND CASH EQUIVALENTS AT END OF PERIOD	R$	15,058	R$	10,708

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(amounts expressed in thousands of Brazilian Reais)
NOTE 1 — PRESENTATION OF FINANCIAL STATEMENTS
     The accompanying financial statements have been prepared by Brazil Fast Food Corp. (the “Company”) without having been audited. In the opinion of the management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results for the quarter ended September 30, 2010 do not necessarily indicate the results that may be expected for the full year. Unless otherwise specified, all references in these financial statements to (i ) “Reais” or “R$” are to the Brazilian Real (singular), or to Brazilian Reais (plural), the legal currency of Brazil, and (ii ) “U.S. Dollars” or “$” are to United States dollars.
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
     The Master Franchise established in Brazil was named DGS Comercio de Alimento S.A. (“DGS”) and the Master Franchise established in Chile was named BBS S.A. (“BBS”). BFFC do Brasil has 20% of BBS and GED has 20% of DGS. Accordingly, BBS’s results were recorded through the equity method, representing BFFC’s share on such results.
     SUPRILOG
     In the second half of 2008, the Company began the operation of Suprilog Logística Ltda., which supports all the Company’s subsidiaries by providing maintenance for the restaurants and equipment, including warehouses for spare parts, engineering services and marketing materials. It may also be used for some particular re-sale activities of special products or raw materials used in the stores’ operations. Although its financial figures are currently not material, they are fully consolidated in the accompanying financial statements.

NOTE 3 — CONTINGENCIES AND REASSESSED TAXES
     Liabilities related to tax amnesty programs and litigation consist of the following:

R$ 000’	September 30, 2010 (unaudited)			December 31, 2009
			Long			Long
	Total	Current	Term	Total	Current	Term
	Liability	Liability	Liability	Liability	Liability	Liability
Reassessed taxes
Federal taxes (PAES)	12,814	1,450	11,364	13,011	1,676	11,335

Contingencies
ISS tax litigation	7,069	—	7,069	5,123	—	5,123
Labor litigation	1,595	—	1,595	2,137	—	2,137
Property leasing and other litigation	306	—	306	208		208

TOTAL	21,784	1,450	20,334	20,479	1,6	76 18,803

     Reassessed taxes
     The Company successfully applied to join two subsequent amnesty programs offered by the Brazilian federal government (REFIS in 1999 and PAES in 2003) to renegotiate Brazilian federal taxes not paid by Venbo in 1999, 2001 and at the beginning of 2002 in arrears. The second amnesty program (PAES) included the balance of the previous one (REFIS) and unpaid 2001 and 2002 federal taxes, as well as Social Security penalties.
     In February 2005, the Company compared its remaining debt regarding PAES with statements provided by the Brazilian Federal Government. Those statements reported that Company’s total debt would be greater than the figures in the Company’s balance sheet, in the amount of approximately R$3.2 million.
     During March, 2005, the Company filed a formal request with the Brazilian Federal Authorities, claiming to have its total debt reviewed. Such request, reconciled the amounts the Company had accrued at its accounting books to the amounts reported in the official statement at the same period. The Company believes that the amounts accrued at the balance sheet as of September 30, 2010, total of R$12.8 million (R$13.0 million in December 31, 2009) are correct, however, there is no assurance that the outcome of this situation will derive further liability to the Company. As of September 30, 2010, the difference between such debt at the statements provided by the Brazilian Federal Government and the statements reported by the Company’s was R$4.7 million (R$4.8 million in December 31, 2009).
     In 2008, the Brazilian federal government detected miscalculation of the interest accrued by most companies that had joined both amnesty programs. The Company’s total debt increased R$2.8 million accordingly.
     In accordance to the amnesty programs the Company has being paying monthly installments equivalent to 1.5% of its gross sales, with interest accruing at rates set by the Brazilian federal government, which are currently 6.0% per year (6.0% per year also in 2009).
     During the nine-month period ended September 30, 2010, the Company paid approximately R$1.1 million as part of the PAES program and no interest was charged on these payments. During the first nine month of 2009 the Company paid approximately R$1.4 million, including R$300,000 in interest. For the remaining period of 2010, we expect to pay approximately R$300,000 pursuant to PAES.

     During the third quarter of 2009, the Brazilian federal government launched a third amnesty program to consolidate balances from previous programs and other fiscal debts. The Company applied to join this program, but its rules, on debt consolidation and reduction in consequence to number of monthly installments chosen, have not yet been fully formalized by the Brazilian fiscal authorities. At the present moment, the Company cannot estimate if any material adjustment to its debt will be necessary when consolidated by the Brazilian federal government.
     Contingencies
•	ISS tax litigation
     None of the Company’s revenues were subject to municipal tax on services rendered (ISS) until 2003. Notwithstanding, at the beginning of 2004, a new legislation stated that royalties were to be considered liable for ISS tax payment. Although the Company is claiming in court that royalties should not be understood as payment for services rendered and therefore should not be taxed under ISS legislation, the Company is monthly depositing in court the amount claimed.
     As of September 30, 2010, the Company has totaled R$7.1 million (R$5.1 million in December 31, 2009) in deposits, which is considered by the Company’s management, based on the opinion of its legal advisors, sufficient to cover the Company’s current ISS tax contingencies.
     During the third quarter of 2009, the Company’s claim was partially settled in court. The decision was for Rio de Janeiro municipality to reimburse the Company approximately R$500,000 taxed before the ISS new legislation was enacted. The Company is studying how probable tax credits to be received from the municipality could be offset against tax to be paid to the municipality, since the Company is being depositing the amount due in court. Because of the uncertainty of realizing this tax credit, the Company did not recognize the related amount as a gain in its Consolidated Income Statements.
     The referred change in ISS tax legislation triggered much debate on whether marketing fund contribution and initial fees paid by franchisees should be considered services rendered and be liable for ISS tax payment. In response, the Company is working with its tax advisors to adopt all necessary measures to avoid ISS taxation on marketing fund contribution and initial fees.
•	Labor litigation
     During 2005, the Company was ordered to pay a former employee R$480,000. Although unusually high, the Company cannot guarantee it will not receive other labor complaint of similar magnitude.
     As of September 30, 2010 the Company accounted for labor related liabilities the amount of R$1.6 million (R$2.1 million in December 31, 2009), which is considered by the Company’s management, based on the opinion of its legal advisors, sufficient to cover the Company’s current labor contingencies.
•	Urban Property tax litigation
     The Rio de Janeiro municipality charged one Venbo’s property additional Urban Property tax (IPTU) because, located at a corner, it faces onto two streets. The Company agreed to pay R$736,000 regarding this claim and accordingly accounted it as other operating expenses during 2010.
     Other contingencies
     The other contingencies that in accordance with our legal advisors require no provision in the Company’s balance sheet are the following:
–	The Company purchased Venbo Comércio de Alimentos Ltda. (“Venbo”) from VENDEX in 1996. The Acquisition Purchase Agreement states that Venbo’s former owner (“VENDEX”) would be responsible for off-balance liabilities derived from Venbo’s transactions prior to the acquisition, limited to certain conditions. From 1997 to date, the Company has received several communications from the Brazilian fiscal authorities related to the period prior to the acquisition and has accordingly forwarded these to VENDEX and its attorneys.

In 2005, Venbo was summoned by the fiscal authority of the State of Rio de Janeiro to pay a debt of approximately R$97,000 from the period prior to 1996. In order to have the right to appeal it was obliged to pledge one of its properties as collateral. VENDEX took over the defense of the case but did not offer another asset as collateral because of its weak current financial condition.

The VENDEX attorneys are taking on the defense of all claims against Venbo. During the third quarter of 2007, the single relevant claim was judged favorable to VENDEX. All the other claims are immaterial; however, we cannot predict whether any other claim will be made that might be material.

–	A franchisee of the Company’s became a permanent debtor of royalties and marketing contributions, and the Company, after failing in its attempts to improve his business, finally decided to terminate his franchise contract and close down his stores. After going to court, the Company managed to receive the past due amounts from the franchisee and to terminate the original franchise agreement.

This same franchisee alleged in court that the Company had offered him a store to operate at a guaranteed profit, but that instead he had recorded operating losses. He put in a claim for indemnity of R$5.5 million. The court judged the claim in favor of the franchisee, but reduced the indemnity to R$1.2 million. The Company’s legal advisors understood his argument as contradicting franchise laws and the Company’s usual business practices and appealed against the ruling. In the appeal, the court again came down in favor of the franchisee, but again reduced the compensation, this time to R$450,000. The Company has again appealed against the ruling, but cannot predict the outcome.

–	The owner of a property where the Company held a lease contract for operating one of its stores (closed in 2002) claimed unpaid monetary restatement on rent for a period of two and a half years, totaling R$1.0 million. The Company has reached an agreement to reduce the claim and paid R$700,000. The Company is not safeguarded against receiving other lease claims of similarly high amounts.

–	Concerning inquires from the Brazilian Government General Attorney’s Office, the Company has the following issues:
a)	obligation to hire handicapped personnel until they make up a minimum of 5% of the total workforce. Although the Company has managed to hire and train some handicapped staff, it is hard to attain the 5% level given the conditions in the stores and the limited labor supply. The Company is trying to reach an agreement with the General Attorney’s Office, but there is no guarantee that it will be successful and avoid paying fines.

b)	questions related to the total taxes paid by Venbo during the Pan American and Para Pan American Games. Although the Company has proved that the taxes were collected according to a special tax regime offered by Rio de Janeiro state, we cannot predict the final outcome.
–	In February 2010, the Brazilian Federal Tax Authorities questioned the procedures that the Company has used in recent years to recover the IPI (a tax on manufactured goods) included in the cost of packaging products bought from different suppliers. The authorities agree that the Company has the right to this tax credit but understand that it should claim it back from the suppliers and not from the government. The Company has already filed its defense but there is no guarantee that it will be successful in avoiding paying around R$1.2 million to the government and charging the suppliers for a reimbursement.

     Based on an analysis of possible losses, taking into account the applicable litigation and settlement strategies of its legal advisors, the Company has sufficient resources to cover its current contingencies.
NOTE 4 — STOCK OPTION PLAN
     The Company’s Stock Option Plan terminated on September 17, 2002, ten years from the date of its adoption by the Board of Directors.
     During 2005, the Company’s Board of Directors and a majority of its shareholders decided that the Board would pay out compensation in cash and that no more stock options would be granted.
     The last transaction as part of the stock options plan was during the first quarter of 2009, when options to purchase an aggregate of 35,000 shares of common stock were exercised at an aggregate purchase price of $37,100, the equivalent of R$85,496. Since this transaction there have been no further outstanding stock options under the Company’s Stock Option Plan.
     The intrinsic value of stock options is defined as the difference between the current market value and the exercise price. The total intrinsic value of stock options exercised during the nine months ended September 30, 2009 was approximately $94,150.
NOTE 5 — TREASURY STOCK
     In the last quarter of 2004, the Company’s Board of Directors approved a stock repurchase plan involving the repurchase of as many as 200,000 shares of its own common stock. The plan’s goal is to optimize the cash generated in the United States, and the repurchase limit was increased by 200,000 shares on October 18, 2006.
     The Company did not repurchase any shares under the stock repurchase plan in the period of nine months ended September 30, 2010. In the same period of 2009, the Company repurchased 43,455 shares under this plan.
     Up to September 30, 2010, the Company repurchased a total of 335,165 shares and the accumulated stock purchases totaled R$1.9 million. Those transactions are accounted for as a deduction of paid-in capital in the Shareholders’ Equity section of the accompanying balance sheets.

NOTE 6 — SEGMENT INFORMATION
     Through the Company’s wholly-owned subsidiary, Venbo, which conducts business under the trade name “Bob’s”, the Company owns and operates, both directly and through franchisees, Brazil’s second largest fast food hamburger restaurant chain. Currently, the Company operates 49 points of sale under the Bob’s brand.
     Since April 2007, the Company has operated the KFC brand in Brazil through its wholly-owned subsidiary, CFK. Presently, the Company operates 9 stores in Rio de Janeiro under the trade name KFC.
     Since December 1, 2008, the Company has operated the Pizza Hut brand in São Paulo, Brazil, through its subsidiary IRB. It currently operates 17 stores under the Pizza Hut brand.
     Since September, 2008, the Company has operated the Doggis brand in Rio de Janeiro through its subsidiary, DGS. At present, the Company operates four stores under the Doggis trade name.
     Currently, most of the Company’s operations are concentrated in southeastern Brazil. Regarding the Bob’s brand, as of June 30, 2010, of all the 49 own-operated points of sale, 1 were located at the southeast, providing 98.3% of total net revenues from own-operated restaurants. In addition, of all the 663 franchise-operated points of sale, 341 were also in the same region, providing 55.8% of net revenues from franchisees.
     Outside Brazil, the Bob’s brand is also present through franchise operations in Angola, Africa (three stores) and, since the last quarter of 2009, in Chile, South America (four stores). These operations are not material to our overall results.

     The following table presents the Company’s revenues, costs/expenses and operating income by segment:

R$ 000’	Results from own-stores operations
	Nine months ended September 30,		Three months ended September 30,
	2010	2009	2010	2009
Net Restaurant Sales	112,388	105,316	38,938	36,986
Store Costs and Expenses	—	—	—	—
Food, Beverage and Packaging	(38,483)	(37,388)	(13,393)	(12,813)
Payroll & Related Benefits	(26,158)	(24,874)	(8,220)	(8,562)
Restaurant Occupancy	(13,160)	(11,470)	(4,479)	(3,867)
Contracted Services	(14,091)	(12,567)	(4,457)	(4,048)
Depreciation and Amortization	(4,388)	(3,188)	(1,602)	(984)
Royalties charged	(3,513)	(2,515)	(1,335)	(1,150)
Other Store Costs and Expenses	(6,856)	(6,853)	(2,028)	(2,170)

Total Store Costs and Expenses	(106,649)	(98,855)	(35,514)	(33,594)

Operating margin	5,739	6,461	3,424	3,392

R$ 000’	Results from franchise operations
	Nine months ended September 30,		Three months ended September 30,
	2010	2009	2010	2009
Net Franchise Revenues	19,748	17,148	7,100	6,120
Payroll & Related Benefits	(5,242)	(4,099)	(1,771)	(1,346)
Occupancy expenses	(695)	(610)	2	(264)
Travel Expenses	(889)	(545)	(299)	(194)
Contracted Services	(546)	(248)	(361)	(48)
Other expenses	(999)	(903)	(292)	(343)

Total Franchise Costs and Expenses	(8,371)	(6,405)	(2,721)	(2,195)

Operating margin	11,377	10,743	4,379	3,925

     Own-stores operations conducted by the Company provided the following figures per brand:

	Results from Bob’s				Results from KFC’s				Results from Pizza Hut’s				Results from Doggis’
	brand operations				brand operations				brand operations				brand operations
	Nine months ended				Nine months ended				Nine months ended				Nine months ended		Nine months ended
	September 30,				September 30,				September 30,				September 30,		September 30,
R$ 000’	2010		2009		2010		2009		2010		2009		2010		2009 *
Revenues	R$	52,685	R$	57,259	R$	15,816	R$	12,785	R$	42,269	R$	35,120	R$	1,618	R$	152
Food, Beverage and Packaging		(19,382)		(21,376)		(5,765)		(5,064)		(12,465)		(10,858)		(871)		(90)
Payroll & Related Benefits		(12,903)		(13,610)		(4,239)		(3,294)		(8,417)		(7,904)		(599)		(66)
Occupancy expenses		(5,750)		(6,450)		(2,167)		(1,775)		(4,895)		(3,210)		(348)		(35)
Contracted Services		(6,238)		(6,977)		(2,338)		(1,641)		(5,282)		(3,911)		(233)		(38)
Depreciation and Amortization		(1,942)		(2,068)		(799)		(611)		(1,505)		(495)		(142)		(14)
Royalties charged		—		—		(693)		(368)		(2,820)		(2,145)		—		(2)
Other Store Costs and Expenses		(4,161)		(4,266)		(791)		(466)		(1,793)		(2,098)		(111)		(23)

Total Own-stores cost and expenses		(50,376)		(54,747)		(16,792)		(13,219)		(37,177)		(30,621)		(2,304)		(268)

Operating margin	R$	2,309	R$	2,512	R$	(976)	R$	(434)	R$	5,092	R$	4,499	R$	(686)	R$	(116)

	Results from Bob’s				Results from KFC’s				Results from Pizza Hut’s				Results from Doggis’
	brand operations				brand operations				brand operations				brand operations
	Three months ended				Three months ended				Three months ended				Three months ended		Three months ended
	September 30,				September 30,				September 30,				September 30,		September 30,
R$ 000’	2010		2009		2010		2009		2010		2009		2010		2009 *
Revenues	R$	17,318	R$	19,066	R$	5,837	R$	5,040	R$	15,198	R$	12,728	R$	585	R$	152
Food, Beverage and Packaging		(6,565)		(6,907)		(2,136)		(2,018)		(4,420)		(3,798)		(272)		(90)
Payroll & Related Benefits		(3,731)		(4,490)		(1,418)		(1,213)		(2,895)		(2,793)		(176)		(66)
Occupancy expenses		(1,928)		(2,044)		(681)		(654)		(1,750)		(1,134)		(120)		(35)
Contracted Services		(1,759)		(2,104)		(662)		(443)		(1,980)		(1,463)		(56)		(38)
Depreciation and Amortization		(637)		(696)		(252)		(264)		(661)		(10)		(52)		(14)
Royalties charged		—		—		(325)		(368)		(1,010)		(780)		—		(2)
Other Store Costs and Expenses		(1,133)		(1,273)		(438)		(192)		(417)		(682)		(40)		(23)

Total Own-stores cost and expenses		(15,753)		(17,514)		(5,912)		(5,152)		(13,133)		(10,660)		(716)		(268)

Operating margin	R$	1,565	R$	1,552	R$	(75)	R$	(112)	R$	2,065	R$	2,068	R$	(131)	R$	(116)

*	Doggis’ figures for the periods of 2009 include results of its operations which started in July 2009.
     Cost and expenses that are exclusively related to own-operated stores — even those incurred at the headquarters — are included in “Results from own-store operations”.
     Cost and expenses that are exclusively related to franchisee-operated stores — even those incurred at the headquarters — are included in “Results from franchise operations”.
     There are items that support both activities, such as (i) administrative expenses (the finance department collects receivables from franchises but also reviews daily own-store sales); (ii) selling expenses (marketing campaigns enhance the sales of own-operated stores as well as the sales of franchise stores); (iii) interest expenses (income); (iv) income tax (benefits); (v) exclusivity and other agreements with suppliers; and (vi) extraordinary items. These items were not included in any of the segment results disclosed in the table above because (a) their segregation would require a high level of complexity and (b) the chief operating decision-maker relies primarily on operating margins to assess segment performance.
     Currently, besides the accounts receivable from franchisees (franchise fees, royalties and marketing fund), the Company does not have any assets that are only used by the franchise business. Accordingly, except for these receivables, the assets presented in the consolidated balance sheets are used in the restaurant operating business.

NOTE 7 — DIVIDEND PAYABLE
     On June 29, 2010, the Company’s Board of Directors met and declared dividend in the amount of $0.25 per share. Accordingly, a total of R$3.6 million was paid on July 31, 2010.
     In order to fund the dividend distribution, BFFC Corporation obtained an intercompany loan with one of its subsidiaries and this transaction was subject to income tax charges, which were mostly offset by its income tax credits.
NOTE 8 — SALE OF FIXED ASSETS
     During the third quarter of 2010 the Company sold all eight of its properties to Bigburger Ltda. and CCC Empreendimentos e Participações Ltda., entities controlled by Mr. José Ricardo Bomeny and Rômulo Borges Fonseca, respectively, who are major shareholders of the Company.
     This transaction was conducted at market value, based on third party evaluations made by five different experts, and will result in total revenues of R$13.5 million from a total book value of R$6.4 million.
     By September 30, 2010, much of the transaction had already been concluded (six of the eight properties sold), for which reason the company accounted for a net gain of R$4.8 million (R$3.2 million, net of income taxes) in the accompanying operating results. Some minor legal issues have held up the sale of the two remaining properties, though this is expected to be concluded in the fourth quarter, bringing expected additional gains to be accounted for of approximately R$2.4 million (R$1.6 million, net of income taxes). The portion of assets which were not sold until September 30, 2010 were reclassified to the account Properties for sale considering their net cost value (R$1.4 million).
     The terms of the sale included a down-payment of approximately 20% of the total amount, with the balance to be paid in 24 monthly installments. The buyers also accepted certain conditions to protect the Company’s long-term interests, including the maintenance of existing rental agreements and loan guarantees.
     This transaction will enable the Company to reduce its debt and permit the management to focus its attention on the core restaurant operations.
     Also, during the nine months ended September 30, 2010, the Company sold the operating fixed assets of two Bob’s and one KFC’s stores to franchisees, resulting in another non-recurring gain of approximately R$1.2 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following MD&A is intended to help readers understand the results of the Company’s operations, its financial condition and cash flows. The MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to the financial statements.
Special Note about Forward-Looking Statements
     Certain statements in the Management’s Discussion and Analysis (“MD&A”) other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the company’s Annual Report on Form 10-K for the year ended December 31, 2009. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.
OUR BUSINESS
     References to “we”, “us” or the “Company” are to Brazil Fast Food Corp.
     On December 2006, we established a holding company in Brazil called BFFC do Brasil Participações Ltda. (“BFFC do Brasil”, formerly 22N Participações Ltda.), to consolidate all our business in the country and allow us to pursue its multi-brand program. We, through BFFC do Brasil, are the second largest fast food restaurant chain in Brazil.
     During 1996, we acquired 100.0% of the capital of Venbo Comercio de Alimentos Ltda. (“Venbo”), a Brazilian limited liability company which conducts business under the trade name “Bob’s”, and owns and operates, both directly and through franchisees, a chain of hamburger fast food restaurants in Brazil.
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
     During 2008, we reached an agreement with Restaurants Connection International Inc (“RCI”) to acquire, through its wholly-owned holding subsidiary, BFFC do Brasil, 60% of Internacional Restaurantes do Brasil (“IRB”), which operates Pizza Hut restaurants in the city of São Paulo as a Yum! Brands franchisee. The remaining 40% of IRB is held by another Brazilian company of which IRB’s current CEO is the main stockholder. IRB also operates a coffee concept brand called “In Bocca al Lupo Café”, which is present as a “corner” operation, inside of four of Pizza Hut stores.

     During October 2008, we reached an agreement with G.E.D. Sociedad Anonima (“GED”), one of the fast food leaders in Chile, where it has 150 stores. By this agreement, BFFC do Brasil would establish a Master Franchise to manage, develop and expand the Doggis hot-dog chain in Brazil through own-operated restaurants and franchisees and GED would establish a Master Franchise to manage, develop and expand the Bob’s hamburger chain in Chile through own-operated restaurants and franchisees. The Master Franchise established in Brazil was named DGS Comercio de Alimento S.A. (“DGS”) and the Master Franchise established in Chile was named BBS S.A. (“BBS”). BFFC do Brasil has 20% of BBS and GED has 20% of DGS. Accordingly, BBS’s results were recorded through the equity method, representing BFFC ´s share on such results.
     We also own Suprilog Logística Ltda., which supports all the Company’s subsidiaries by providing maintenance for the restaurants and equipment, including warehouses for spare parts, engineering services and marketing materials. It may also be used for some particular re-sale activities of special products or raw materials used in the stores’ operations. These operations are not material to our overall results.
     Besides the Brazilian operations, the Company is also present, through Bob’s franchisees, in Angola, Africa, and Chile, South America. These operations are not material to our overall results.
     For the most part, revenues consist of sales by Company’s own-operated restaurants, income from agreements with trade partners and fees from restaurants operated by franchisees. These fees consist primarily of initial fees and royalties that are based on a percentage of sales.

RESULTS OF OPERATIONS — COMPARISON OF THREE- AND NINE—MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009
(Amount in thousand of Brazilian Reais)
     The following table sets forth the statement of operations for the three- and nine—month periods ended September 30, 2010 and 2009. All the operating figures are stated as a percentage of total net revenues. However, the details of store costs and expenses and franchise expenses also include these figures as a percentage of net revenues from own-operated restaurants and net franchise revenues, respectively.

	3 Months			3 Months			9 Months			9 Months
	Ended			Ended			Ended			Ended
R$ 000’	30-Sep-10%			30-Sep-09%			30-Sep-10%			30-Sep-09%
REVENUES
Net Revenues from Own-operated Restaurants	R$	38,938	74.1%	R$	36,986	79.4%	R$	112,388	74.9%	R$	105,316	79.4%
Net Revenues from Franchisees		7,100	13.5%		6,120	13.1%		19,748	13.2%		17,148	12.9%
Net Revenues from Trade Partners		5,943	11.3%		2,411	5.2%		14,535	9.7%		6,887	5.2%
Other Income		573	1.1%		1,050	2.3%		3,379	2.3%		3,357	2.5%

TOTAL REVENUES		52,554	100.0%		46,567	100.0%		150,050	100.0%		132,708	100.0%
OPERATING COST AND EXPENSES
Store Costs and Expenses		(35,514)	-67.6%		(33,594)	-72.1%		(106,649)	-71.1%		(98,855)	-74.5%
Franchise Costs and Expenses		(2,721)	-5.2%		(2,195)	-4.7%		(8,371)	-5.6%		(6,405)	-4.8%
Marketing Expenses		(1,195)	-2.3%		(1,037)	-2.2%		(3,364)	-2.2%		(2,965)	-2.2%
Administrative Expenses		(8,447)	-16.1%		(5,621)	-12.1%		(20,394)	-13.6%		(15,434)	-11.6%
Other Operating Expenses		(1,190)	-2.3%		(1,071)	-2.3%		(4,097)	-2.7%		(2,370)	-1.8%
Net result of assets sold and impairment of assets		5,973	11.4%		250	0.5%		5,955	4.0%		122	0.1%

TOTAL OPERATING COST AND EXPENSES		(43,094)	-82.0%		(43,268)	-92.9%		(136,920)	-91.2%		(125,907)	-94.9%

OPERATING INCOME		9,460	18.0%		3,299	7.1%		13,130	8.8%		6,801	5.1%

Interest Income (Expense)		(316)	-0.6%		(1,077)	-2.3%		(1,316)	-0.9%		(3,184)	-2.4%

NET INCOME BEFORE INCOME TAX		9,144	17.4%		2,222	4.8%		11,814	7.9%		3,617	2.7%

Income taxes		(3,732)	-7.1%		1	0.0%		(4,395)	-2.9%		337	0.3%

NET INCOME BEFORE NON-CONTROLLING INTEREST		5,412	10.3%		2,223	4.8%		7,419	4.9%		3,954	3.0%

Net loss attributable to non-controlling interest		(130)	-0.2%		(72)	-0.2%		(3)	0.0%		(330)	-0.2%

NET INCOMEATTRIBUTABLE TO BRAZIL FAST FOOD CORP.		5,282	10.1%		2,151	4.6%		7,416	4.9%		3,624	2.7%

Net Revenues from Own-Operated Restaurants
     Net restaurant sales from our company-owned retail outlets increased R$7.1 million, or 6,7%, to R$112.4 million for the nine months ended September 30, 2010 as compared to R$105.3 million for the nine months ended September 30, 2009.
     Net restaurant sales from our company-owned retail outlets increased R$1.9 million, or 5.1%, to R$38.9 million for the three months ended September 30, 2010 as compared to R$37.0 million for the three months ended September 30, 2009.
     Under the criterion of same store sales, which only includes stores that have been open for more than one year, net restaurant sales increased by approximately 3.23% for the Bob’s and 13.3% for Pizza Hut brand, while they decreased approximately 3.28% for the KFC brand for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009.
     Overall restaurant sales increased due to a better economic environment in Brazil and to intensive marketing campaigns including some KFC products with higher gross margins impacted positively on restaurant sales.
     Restaurant revenues increase was partially offset by the decreased in number of points of sale from 85 (61 Bobs brand, 14 Pizza Hut, 1 Doggis and 12 KFC brand)) at September 30, 2009 to 79 (49 Bobs’ brand, 17 Pizza Hut, 4 Doggis and 9 KFC’s brand) at September 30, 2010. This reflects the company’s strategy to limit company direct operations to highly profitable outlets, and to focus on the growth of franchises.

Net Revenues from Franchisees
     Net franchise revenues are comprised of initial fees (due upon the signing of a new franchise contract) and royalty fees (a percentage on sales by stores operated by franchisees), as set forth below:

R$ 000’	Nine months ended September, 30
	2010	2009
Net Franchise Royalty Fees	17,430	15,852
Initial Fees	2,318	1,296

Net Franchise Revenues	19,748	17,148

     Net franchise revenues increased R$2.6 million (or 15.2%) to R$19.7 million for the nine months ended September 30, 2010 from R$17.1 million for the nine months ended September 30, 2009.
     Net franchise revenues increased R$1.0 million (or 16.0%) to R$7.1 million for the three months ended September 30, 2010 from R$6.1 million for the three months ended September 30, 2009.
     These increases are attributable to growth in the Company’s franchise business from 597 retail outlets as of September 30, 2009 to 663 as of September 30, 2010.
     Currently, the Bob’s brand accounts for most of the franchise activity.
     Alongside the royalty fees and initial fees, the Company receives marketing contributions from franchisees, which are designed to finance corporate marketing investments and are accounted for as discussed in Marketing Expenses.

Net Revenues from Trade Partners and Other Income
     The Company negotiates commercial agreements with leading suppliers to benefit all restaurants chains under its management.
     Other income is comprised of leases on the Company’s properties, administration fees on the marketing fund and nonrecurring gains
Store Costs and Expenses
     As a percentage of total revenues, store costs and expenses were (71.1%) and (74.5%) for the nine months ended September 30, 2010 and 2009, respectively.
     As a percentage of total revenues, store costs and expenses were (67.6%) and (72.1%) for the quarters ended September 30, 2010 and 2009, respectively.
     Analyzed as a segment (own-store operations), the respective store costs and expenses for own-operated restaurants as compared to net revenues can be seen below:

R$ 000’	3 Months		3 Months		9 Months		9 Months
	Ended		Ended		Ended		Ended
	30-Sep-10%		30-Sep-09%		30-Sep-10%		30-Sep-09%
STORE RESULTS

Net Revenues from Own-operated Restaurants	38,938	100.0%	36,986	100.0%	112,388	100.0%	105,316	100.0%
Store Costs and Expenses
Food, Beverage and Packaging	(13,393)	-34.4%	(12,813)	-34.6%	(38,483)	-34.2%	(37,388)	-35.5%
Payroll & Related Benefits	(8,220)	-21.1%	(8,562)	-23.1%	(26,158)	-23.3%	(24,874)	-23.6%
Restaurant Occupancy	(4,479)	-11.5%	(3,867)	-10.5%	(13,160)	-11.7%	(11,470)	-10.9%
Contracted Services	(4,457)	-11.4%	(4,048)	-10.9%	(14,091)	-12.5%	(12,567)	-11.9%
Depreciation and Amortization	(1,602)	-4.1%	(984)	-2.7%	(4,388)	-3.9%	(3,188)	-3.0%
Royalties charged	(1,335)	-3.4%	(1,150)	-3.1%	(3,513)	-3.1%	(2,515)	-2.4%
Other Store Costs and Expenses	(2,028)	-5.2%	(2,170)	-5.9%	(6,856)	-6.1%	(6,853)	-6.5%
Total Store Costs and Expenses	(35,514)	-91.2%	(33,594)	-90.8%	(106,649)	-94.9%	(98,855)	-93.9%

STORE OPERATING INCOME	3,424	8.8%	3,392	9.2%	5,739	5.1%	6,461	6.1%

Food, Beverage and Packaging Costs
     The decrease in the cost of food, beverages and packaging as a percentage of Net Revenues from Own-Operated Restaurants was mainly due to the better gross margin obtained both on the KFC and Pizza Hut points of sale, as well as decreases in the purchase price of French fries, meat hamburgers and packaging.
     The reduction was partially offset by increases in the purchase price of some Bob’s and KFC raw materials: rice, beans, bread, , ice cream, chicken and chicken hamburgers.

Payroll & Related Benefits
     The decrease in Payroll & Related Benefits as a percentage of Net Revenues from Own-Operated Restaurants was mainly due to reductions in employee transportation costs at KFC and Bob’s restaurants. This decrease was partially offset by the increase in social security charges and wages, as well as the hiring of temporary personnel at some Bob’s points of sale.
Restaurant Occupancy Costs and Other Expenses
     The increase in restaurant occupancy costs and other expenses as a percentage of Net Revenues from Own-Operated Restaurants was mainly due to the rise in store rents as per the provisions of the rent contracts, by which rent can be increased by one of the Brazilian inflation index (IGP-M), which was 7.7% per year. Also, one of the Pizza Hut restaurants had its rent reviewed in court and the Company had to accept a significant occupancy cost increase in order to keep the point of sale.
Contracted Services
     The increase in contracted service expenses as a percentage of net revenues from own-operated restaurants was mainly due to higher maintenance and utilities costs at KFC outlets, delivery expenses at Pizza Hut restaurants and security costs at Bob’s points of sale. Contracted services also increased because of new delivery costs incurred by this type of sale at KFC stores.
     This increase was partially offset by a drop in maintenance costs, money collection and internet costs at the Bob’s outlets.
Depreciation and Amortization
     The increase in depreciation and amortization is attributable to store equipment modernization and the refurbishment of some stores.
Other Store Costs and Expenses
     Other store costs and expenses expressed as a percentage of net revenues from own-operated restaurants stayed at almost the same level during 2010 and 2009.
Franchise Costs and Expenses
     As a percentage of total revenues, franchise costs and expenses were (5.6%) and (4.8%) for the nine months ended September 30, 2010 and 2009, respectively.
     As a percentage of total revenues, franchise costs and expenses were (5.2%) and (4.7%) for the quarters ended September 30, 2010 and 2009, respectively.

     Analyzed as a segment (franchise operations), franchise costs and expenses had the following behavior against net franchise revenues:

R$ 000’	3 Months		3 Months		9 Months		9 Months
	Ended		Ended		Ended		Ended
	30-Sep-10%		30-Sep-09%		30-Sep-10%		30-Sep-09%
FRANCHISE RESULTS
Net Revenues from Franchisees	7,100	100.0%	6,120	100.0%	19,748	100.0%	17,148	100.0%
Franchise Costs and Expenses	(2,721)	-38.3%	(2,195)	-35.9%	(8,371)	-42.4%	(6,405)	-37.4%

FRANCHISE OPERATING INCOME	4,379	61.7%	3,925	64.1%	11,377	57.6%	10,743	62.6%

     Franchise costs and expenses expressed as a percentage of net franchise revenues were approximately (42.4%) and (37.4%) for the nine-month periods ended September 30, 2010 and 2009, respectively.
     Franchise costs and expenses expressed as a percentage of net franchise revenues were approximately (38.3%) and (35.9%) for the three-month periods ended September 30, 2010 and 2009, respectively.
     This increase is attributable to the growth of the franchise business and the consequent need to expand its infrastructure. Accordingly, the franchise department took on new staff and its payroll increased as a result. In 2010, the Company also paid a higher bonus to its franchise department employees. The rise in the number of employees also led to increased occupancy costs and transportation expenses in 2010.
Marketing, Administrative and Other Operating Expenses
Marketing Expenses
     Bob’s Brand
According to our franchise agreements, the Bob’s marketing fund dedicated to advertising and promotion is comprised of financial contributions paid by the franchisees and contributions by the Company. The fund is administrated by the Company and must be used in the common interest of the Bob’s chain, through the best efforts of the marketing department, to increase its restaurant sales.
The marketing contributions from franchisees are recorded on an accrual basis as assets in accounts receivables and in a cross entry as liabilities in the marketing fund. The contributions due by Venbo are recorded on an accrual basis as marketing expenses and in a cross entry as liabilities in the marketing fund.
In general, Bob’s franchisees monthly contribute with 4.0% of their monthly gross sales to the Bob’s marketing fund. Since 2006, the Company has also committed 4.0% of its gross sales from its own-operated restaurant monthly gross sales (sales derived from special events are not subject to such contribution). These contributions can be deducted from the Company’s marketing department expenses if previously agreed with the Company’s franchisees. However, the total marketing investments may be greater than 4.0% of combined sales if a supplier makes an extra contribution (joint marketing programs) or if the Company uses more of its own cash on marketing, advertising and promotions.
The Company primarily invests the Bob’s marketing fund resources in nationwide advertising programs (commercials or sponsorship on TV, radio and outdoors). The Company’s franchisees may also invest directly in advertising and promotions for their own stores, upon previous consent from the Company, which freely decides whether the cost of such single advertisement or promotion should be deducted from the marketing contribution owed.
The Bob’s marketing fund resources are not required to be invested during the same month or year that they were received, but must be used in subsequent periods.

Periodically, the Company meets with the Bob’s Franchisee Council to divulge the marketing fund accounts in a report that is similar to a cash flow statement. This statement discloses the marketing contributions received and the marketing expenses, both on a cash basis. To provide absolute transparency and comply with a request received from the Company’s franchisees, all the accounts included in the marketing fund are reviewed by independent auditors.
The balance of any resources from the marketing fund that are not invested is recorded as accrued accounts payable in the balance sheet; this item totaled R$6.1 million as of September 30, 2010.
This balance represents contributions made by Venbo and franchisees that have not yet been used in campaigns. These balances are, as agreed with the franchisees chain, a Venbo obligation as of that date.
The marketing fund’s advertising and promotions expenses are recognized as incurred. Total marketing investments financed by the marketing fund amounted to R$17.2 million and R$17.4 million for the nine months ended September 30, 2010 and 2009, respectively.
KFC and Pizza Hut brands
The Company monthly contributes with 0.5% of KFC’s and Pizza Hut’s monthly net sales into a marketing fund managed by YUM! Brands — Brazil. In addition, the Company is also committed to investing 5.0% of KFC’s and Pizza Hut’s monthly net sales in local marketing and advertising.
The advertising and promotions expenses for KFC and Pizza Hut are recognized as incurred and amounted to R$3.3 million and R$2.7 million for the nine months ended September 30, 2010 and 2009, respectively.
Doggis
The Company is committed to invest at least 4% of the Doggis restaurant sales in local marketing expenses. There is no contribution to a marketing fund.
Local marketing expenses on advertising and promotions for Doggis are recognized as incurred and amounted R$300,000 and R$100,000 for the nine months ended September 30, 2010 and 2009, respectively.

Administrative Expenses
     This increase is attributable to: (i) costs of hiring personnel, consult expenses (human resources, accounting and other), investments in improving processes and other and infrastructure developments in order to support the expansion of the Company, (ii) legal expenses related to advice and procedures regarding marketing campaigns, franchise agreements and other administrative matters, and (iii) higher expenses related to improvements on computer systems and accounting services.
Other Operating Expenses
     Other operating expenses are mainly comprised of uncollectible receivables, depreciation, preopening and non recurring expenses.
     The following table sets forth the breakdown of Other Operating Expenses:

	Nine months ended
R$ 000’	September 30,
	2010		2009
Uncollectable receivables	R$	(1,286)	R$	(366)
Depreciation of Headquarters’ fixed assets		(472)		(476)
Accruals for contingencies		(1,415)		—
Equity loss on BBS (Bobs Chile)		(95)		—
Preopening and other expenses		(829)		(1,528)

	R$	(4,097)	R$	(2,370)

Net Result of Assets Sold and Impairment of Assets
     The Company usually reviews its fixed assets in accordance with guidance on the impairment or disposal of long-lived assets in the Property Plant and Equipment Topic of the FASB ASC, which requires that long-lived assets being disposed of be measured at either the carrying amount or the fair value less cost to sell, whichever is lower.
     During the nine months ended September 30, 2010 and 2009, the Company reviewed its assets based on this guidance, resulting in a write-down in the income statement of respectively R$12,000 and R$181,000.
     During the nine months ended September 30, 2010, the Company sold six of its eight properties obtaining a non-recurring gain of approximately R$4.8 million. The Company expects to sell the remaining two properties during the fourth quarter with additional gain of approximately R$2.4 million (see note 8 to Consolidated Financial Statements). This transaction will enable the Company to reduce its debt and permit the management to focus its attention on the core restaurant operations.
     Also, during the nine months ended September 30, 2010, the Company sold the operating fixed assets of two Bob’s and of KFC stores to franchisees, resulting in another non-recurring gain of approximately R$1.2 million.

Interest Expenses
     The decrease of interest expenses as a percentage of total revenues was mainly due to lower interest rates in 2010 and a decrease in the Company’s overall level of indebtedness
Income Taxes
     As a percentage of total revenues, income taxes were approximately (2.9%) and 0.3% for the nine months ended September 30, 2010 and 2009, respectively.
     As a percentage of total revenues, income taxes were approximately (7.1%) and 0.0% for the three months ended September 30, 2010 and 2009, respectively.
     Increases during 2010 is attributable to tax effects on the fixed assets sale discussed above.
     During the second quarter of 2009, the Company revised its method for calculating IRB’s income tax (current and deferred), resulting in a positive adjustment of approximately R$400,000.

LIQUIDITY AND CAPITAL RESOURCES (Amounts in thousands of Brazilian reais)
A) Introduction
Since March 1996, we have funded the Company’s cumulative operating losses worth approximately R$34.5 million and made acquisitions of businesses and capital improvements (including the refurbishment of some of the Company’s stores), for which we used cash remaining at the closure of the Company’s acquisition of Venbo, borrowed funds from various sources, and made private placements of the Company’s securities. As of September 30, 2010, we had cash on hand of approximately R$15.1 million — which included R$10.3 million investment in financial funds — and a working capital deficit of approximately R$13.5 million.
In the past, debts denominated in any other currency than Brazilian Reais increased with the major devaluation of the Brazilian Real at the beginning of 1999. A sequence of years with reduced sales, mainly due to the weak economic environment in Brazil, worsened the situation and the Company was not able to pay some of its obligations, including taxes. In the following years the payment of taxes in arrears was renegotiated with levels of Brazilian government so they could be paid off in monthly installments.
With the improvement of the Brazilian economy since 2002, the Company’s total revenues have increased and, joined to a capital injection of R$9.0 million, the Company has started to reduce its debt position. In 2003 the Company rescheduled much of its debt to the long term. The continued improvement of its sales led the Company to (i) drastically reduce its debts with financial institutions in 2005; and (ii) extinguish those debts and reverse its financial position to present time deposits with financial institutions at the end of 2006. The improved collection rate from the Company’s franchisees, commencing in 2005, also strengthened the Company’s current assets. In 2007 and the first three quarters of 2008, the Company maintained this positive scenario and was able to record positive working capital.
Since the last quarter of 2008, when the Company increased its bank debt position in order to fund the acquisition of IRB, the expansion of the KFC stores and the startup of the Doggis brand, these transactions brought the Company’s working capital back into negative territory. The Company believes that this is a temporary situation which involves no high risks since it would not be difficult to obtain further revolving lines of credit in Brazil. Also, the current positive result and future positive projections made by the independent consultants may invert the situation in the coming years.
The Company has also invested approximately R$1.9 million in the financial market, re-purchasing 335,165 shares that had gained considerable value in the over-the-counter market where they are negotiated.

B) Debt Obligation — financial institutions
     As of September 30 2010, the Company had the following debt obligations with financial institutions:

R$ 000’	September 30,		December 31,
	2010		2009
Revolving lines of credit (a)	R$	10,780	R$	11,422
Leasing facilities (b)		631		1,373
Other loan (c)		6,563		9,638

		17,974		22,433

Less: current portion		(14,469)		(13,829)

	R$	3,505	R$	8,604

     At September 30, 2010, future maturities of notes payable are as follows:

R$ 000’

Remaining 2010	R$	9,148
2011		6,698
2012		2,128

	R$	17,974

(a)	Part of this debt (R$7.5 million) is due on demand from two Brazilian financial institutions at interest of approximately 16.0% per year. Another part (R$3.2 million) is payable in 15 installments of R$213,000 (ending on December, 2011), plus interest of 16.0% per year. All the debts of this category are collateralized against certain officers and receivables.

(b)	The debt is comprised of various lease facilities with private Brazilian institutions for the funding of store equipment; payable in a range from two to 13 monthly payments at interest ranging from 14.3% per year. to 23.4% per year (ending on October, 2011). All the debts of this category are collateralized against the assets leased.

(c)	Four loans taken out with UBS Pactual relate to the acquisition of the Pizza Hut business in Brazil (note 1). The repayment of these loans ranges from three to 27 monthly installments (ending on December, 2012), averaging R$117,000, plus average interest of 16.7% per year. The loan is guaranteed by some of the Company’s properties (see note 8).

C) Debt Obligation — taxes
     Reassessed taxes
     The Company successfully applied to join two subsequent amnesty programs offered by the Brazilian federal government (REFIS in 1999 and PAES in 2003) to renegotiate Brazilian federal taxes not paid by Venbo in 1999, 2001 and at the beginning of 2002 in arrears. The second amnesty program (PAES) included the balance of the previous one (REFIS) and unpaid 2001 and 2002 federal taxes, as well as Social Security penalties.
     In February 2005, the Company compared its remaining debt regarding PAES with statements provided by the Brazilian Federal Government. Those statements reported that Company’s total debt would be greater than the figures in the Company’s balance sheet, in the amount of approximately R$3.2 million.
     During March, 2005, the Company filed a formal request with the Brazilian Federal Authorities, claiming to have its total debt reviewed. Such request, reconciled the amounts the Company had accrued at its accounting books to the amounts reported in the official statement at the same period. The Company believes that the amounts accrued at the balance sheet as of September 30, 2010, total of R$12.8 million (R$13.0 million in December 31, 2009) are correct, however, there is no assurance that the outcome of this situation will derive further liability to the Company. As of September 30, 2010, the difference between such debt at the statements provided by the Brazilian Federal Government and the statements reported by the Company’s was R$4.7 million (R$4.8 million in December 31, 2009).
     In 2008, the Brazilian federal government detected miscalculation of the interest accrued by most companies that had joined both amnesty programs. The Company’s total debt increased R$2.8 million accordingly.
     In accordance to the amnesty programs the Company has being paying monthly installments equivalent to 1.5% of its gross sales, with interest accruing at rates set by the Brazilian federal government, which are currently 6.0% per year (6.0% per year also in 2009).
     During the nine-month period ended September 30, 2010, the Company paid approximately R$1.1 million as part of the PAES program and no interest was charged on these payments. During the first nine month of 2009 the Company paid approximately R$1.4 million, including R$300,000 in interest. For the remaining period of 2010, we expect to pay approximately R$300,000 pursuant to PAES.
     During the third quarter of 2009, the Brazilian federal government launched a third amnesty program to consolidate balances from previous programs and other fiscal debts. The Company applied to join this program, but its rules, on debt consolidation and reduction in consequence to number of monthly installments chosen, have not yet been fully formalized by the Brazilian fiscal authorities. At the present moment, the Company cannot estimate if any material adjustment to its debt will be necessary when consolidated by the Brazilian federal government.

D) Other Obligations
     We also have long-term contractual obligations in the form of operating lease obligations related to the Company’s own-operated stores.
     The future minimum lease payments under those obligations with initial or remaining noncancelable lease terms in excess of one year at September 30, 2010 are as follows:

	Contratual
Fiscal Year	Leases

Remaining 2010	R$	2,168
2011		8,209
2012		6,145
2013		5,409
2014		4,716
Thereafter		3,274

	R$	29,921

     In the past, we generated cash and obtained financing sufficient to meet the Company’s debt obligations. We plan to fund the Company’s current debt obligations mainly through cash provided by the Company’s operations, borrowings and capital injections.
     The average cost of opening a retail outlet is approximately R$400,000 to R$1.5 million including leasehold improvements, equipment and beginning inventory, as well as expenses for store design, site selection, lease negotiation, construction supervision and the obtainment of permits.
     We estimate that our capital expenditure for the remaining fiscal year of 2010 to be used for maintaining and upgrading our current restaurant network, making new investments in restaurant equipment, and expanding the KFC, Pizza Hut and Doggis chains in Brazil through own-operated stores, will come to approximately R$1.6 million. In 2010, we intend to focus our efforts on expanding both the number of our franchisees and the number of our franchised retail outlets, neither of which are expected to require significant capital expenditure. In addition, the expansion will provide income derived from initial fees charged on new franchised locations.

	Contratual
Fiscal Year	Leases		Fiscal Debt		Loans Payable		Total

Remaining 2010	R$	2,168	R$	1,088	R$	9,148	R$	12,404
2011		8,209		1,450		6,698		16,357
2012		6,145		1,450		2,128		9,723
2013		5,409		1,450		—		6,859
2014		4,716		1,450		—		6,166
Thereafter		3,274		5,927		—		9,201

	R$	29,921	R$	12,814	R$	17,974	R$	60,709

Lease obligations are usually adjusted to keep in line with inflation, which is currently at 7.7% per year. Fiscal debts are payable with interest, the rates of which are discussed in letter C above. All the amounts disclosed in the previous tables include interest incurred up to September 30, 2010 on an accrual basis.
     We plan to address our immediate and future cash flow needs by focusing on a number of areas, including:
–	the expansion of the Company’s franchisee base, which may be expected to generate additional cash flows from royalties and franchise initial fees without significant capital expenditure;

–	the improvement of food preparation methods in all the stores to increase the chain’s operating margin, including the acquisition of new store equipment and hiring of a consultancy firm for the stores’ personnel training program;

–	the continuation of motivational programs and menu expansion to meet consumer needs and wishes;

–	the improvement and upgrading of our IT system;

–	negotiations with suppliers to obtain significant agreements in long-term supply contracts; and

–	the renegotiation of past due receivables from franchisees.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     The management’s discussion and analysis of the financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses as well as related disclosures. On an ongoing basis, we evaluate our estimates and judgments based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.
     We annually review our financial reporting and disclosure practices and accounting policies to ensure that they provide accurate and transparent information relative to the current economic and business environment. We believe that of all our significant accounting policies (see Notes to Consolidated Financial Statements or summary of significant accounting policies disclosed more fully in our Annual Report on Form 10-K for the year ended December 31, 2009 in pages F-8 through F-37), the following involve a higher degree of judgment and/or complexity.
Constant currency restatement
     Until June 30, 1997 the Brazilian economy was hyperinflationary, as defined by FASB ASC guidance related to Foreign Currency Translation. The financial statements prior to that time were comprehensively restated to take account of the effects of inflation. After that date, no further restatements were made, although non-monetary assets reflect the effects of inflation until that date.
Foreign currency
     Assets and liabilities recorded in functional currencies other than Brazilian Reais are translated into Brazilian Reais at the prevailing exchange rate as reported by the Central Bank of Brazil as of the balance sheet date. Revenues and expenses are translated at the weighted-average exchange rates for the year. The resulting translation adjustments are charged or credited to other comprehensive income. Gains or losses from foreign currency transactions, such as those resulting from the settlement of receivables or payables denominated in foreign currency, are recognized in the consolidated statement of operations as they occur.
Accounts receivable
     Accounts receivable consist primarily of receivables from food sales, franchise royalties and assets sold to franchisees.
     As a rule, all invoices past due over six months and below the amount of R$5,000 are written off. This criterion is recommended by the Brazilian tax authorities to determine deductible expenses regarding the accounting judgment applied to the realization of account receivables. We believe that this fiscal rule is conservative and perfectly applicable to our business. Although these receivables are written off in the accounting books, the finance department keeps the records for use in its commercial negotiations.
     In addition, the Company records a provision for doubtful receivables to allow for any amounts which may be unrecoverable. This is based upon an analysis of the Company’s prior collection experience, customer credit worthiness and current economic trends. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

Long-Lived Assets
     The Company adopted guidance on the impairment or disposal of long-lived assets in the Property Plant and Equipment Topic of the FASB ASC, which requires that long-lived assets being disposed of be measured at either the carrying amount or the fair value less cost to sell, whichever is lower, whether reported in continuing operations or in discontinued operations.
     If an indicator of impairment (e.g. negative operating cash flows for the most recent trailing twelve-month period) exists for any group of assets, an estimate of undiscounted future cash flows produced by each restaurant within the asset grouping is compared to its carrying value. If any asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value as determined by an estimate of discounted future cash flows.
Revenue recognition
     Restaurant sales revenues are recognized when purchases in the store are effected.
     The initial franchise fee revenue is recognized when all the material services and conditions relating to the franchise have been substantially performed or satisfied, which normally occurs when the restaurant is opened. Monthly franchise fees based on a percentage of the franchisees’ revenues are recognized when earned.
     Amounts related to exclusivity agreements received from suppliers linked to exclusivity agreements (see note 12b in our 10-k report) are recorded as deferred income and are recognized on a straight line basis over the term of these agreements or the related supply agreement.
     The income received from suppliers for the performance bonus is recognized when the suppliers agree that the contracted performance level has been attained. When the performance bonus is received in cash, it is recognized in the income statement; when it is received in products, it is recognized as a cost reduction.
Marketing fund and expenses
Bob’s Brand
According to our franchise agreements, the Bob’s marketing fund to cover advertising and promotion costs comprises the financial contributions paid by the franchisees and also the contributions due by the Company. The fund’s resources are administrated by the Company and must be used in the common interest of the Bob’s chain to increase its restaurant sales through the best efforts of the marketing department.
The marketing contribution from franchisees, are recorded on an accrual basis in assets as accounts receivables with a cross entry in liabilities as the marketing fund. The contributions due by Venbo are recorded on an accrual basis as marketing expenses and in a cross entry in liabilities as the marketing fund.
In general, Bob’s franchisees contribute 4.0% of their monthly gross sales to the Bob’s marketing fund, and since 2006 the Company has also contributed 4.0% of its own-operated restaurants’ monthly gross sales (sales derived from special events are not subject to this contribution). These contributions can be deducted from the Company’s marketing department expenses, if previously agreed with the franchisees. However, the total marketing investments may be greater than 4.0% of combined sales if any supplier makes an additional contribution (joint marketing programs) or if the Company uses more of its own cash on marketing, advertising and promotions.

The Company invests the Bob’s marketing fund primarily in nationwide advertising programs (commercials or sponsorship on TV, radio and billboards). The Company’s franchisees may also invest directly in advertising and promotions for their own stores, upon previous consent from the Company, which freely decides whether the cost of such advertisements or promotions can be deducted from the marketing contribution owed.
The monies in the Bob’s marketing fund do not have to be invested during the same month or year they are received in, but they must be used in subsequent periods.
Periodically, the Company meets with the Bob’s Franchisee Council to divulge the marketing fund accounts through a report similar to a cash flow statement. This statement discloses the marketing contributions received and the marketing expenses, both on a cash basis. To provide absolute transparency and comply with a request by the Company’s franchisees, all the accounts included in the marketing fund are reviewed by independent auditors.
The balance of any resources from the marketing fund that are not invested is recorded as accrued accounts payable in the balance sheet. This balance represents contributions made by Venbo and franchisees that have not yet been used in campaigns. These balances are, as agreed with the franchisees chain, a Venbo obligation as of that date.
Advertising and promotions expenses from the marketing fund are recognized as incurred.
KFC and Pizza Hut Brands
The Company contributes each month with 0.5% of KFC’s and Pizza Hut’s monthly net sales to a marketing fund managed by YUM! Brands — Brazil. In addition, the Company is also committed to invest 5.0% of KFC’s and Pizza Hut’s monthly net sales in local marketing and advertising.
The advertising and promotions expenses for KFC and Pizza Hut are recognized as incurred.
Doggis
The Company invests at least 4% of Doggis’s restaurant sales in local marketing. There is no contribution to a marketing fund.
The advertising and promotions expenses for Doggis are recognized as incurred.
Income taxes
     The Company accounts for income tax in accordance with guidance provided by the FASC ASC on Accounting for Income Tax. Under the asset and liability method set out in this guidance, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities on the financial statements and their respective tax basis and operating loss carry-forwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled.
     Under the above-referred guidance, the effect of a change in tax rates or deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

Stock options
     Since January, 2006, the Company adopted the guidance of FASB ASC on Share-Based Payment, using the modified prospective transition method. Under this transition method, as of 2006 the compensation cost includes the portion vesting in the period for (1) all share-based payments granted prior to, but not vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original guidance on Share-Based Payment and (2) all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of most recent guidance. Results for prior periods have not been restated.

NEW ACCOUNTING STANDARDS
     In April 2009, the FASB provided additional guidance for estimating fair value in accordance with FASB ASC “Fair Value Measurements and Disclosures” when there is no active market or where the price inputs being used represent distressed sales. This guidance reaffirms the objective of fair value measurements, which is to gauge the price that would be received on the sale of an asset or paid to transfer a liability in an orderly transaction (that is, neither a forced liquidation nor a distressed sale). It also restates the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive. This update of FASB ASC “Fair Value Measurements and Disclosures” was effective prospectively for reporting periods ending after June 15, 2009. The adoption of this update in the second quarter of 2009 did not impact on our consolidated financial position, results of operations or cash flows.
     Derivatives and Hedging — We adopted the amendment to FASB ASC “Derivatives and Hedging” on January 1, 2009. This amendment expands the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB ASC “Derivatives and Hedging,” and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The adoption of this accounting standard on January 1, 2009 did not impact our consolidated financial position, results of operations or cash flows.
     Interim Disclosures — Fair Value of Financial Instruments. We adopted the amendment to FASB ASC “Interim Disclosures about Fair Value of Financial Instruments” in the second quarter of 2009. This amendment requires the existing disclosure requirements related to the fair value of financial instruments to be extended to interim periods that were previously only required in annual financial statements. The adoption of this accounting standard in the second quarter of 2009 did not impact our consolidated financial position, results of operations or cash flows.
     Subsequent Events. We adopted FASB ASC “Subsequent Events” in the second quarter of 2009. This accounting standard establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date; that is, whether that date represents the date the financial statements were issued or were available to be issued. In line with the requirements of this accounting standard for public entities, we evaluate subsequent events through the date the financial statements are issued. FASB ASC “Subsequent Events” should not result in significant changes in the subsequent events that an entity reports in its financial statements, either through recognition or disclosure. The adoption of this accounting standard in the second quarter of 2009 did not impact on our consolidated financial position, results of operations or cash flows. The FASB amended this accounting guidance in March 2010, effective immediately, to exclude public entities from the requirement to disclose the date on which subsequent events had been evaluated. In addition, the amendment modified the requirement to disclose the date on which subsequent events had been evaluated in reissued financial statements to apply only to such statements that had been restated to correct an error or to apply U.S. GAAP retrospectively. As a result of this amendment, we did not disclose the date through which we evaluated subsequent events in this report on Form 10-Q.
     FASB Accounting Standards Codification — In June 2009, the FASB issued FASB ASC “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” The FASB Accounting Standards Codification has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP. All existing accounting standard documents are superseded by the FASB ASC and any accounting literature not included in the FASB ASC will not be authoritative. However, rules and interpretive releases of the SEC issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. This accounting standard is effective for interim and annual reporting periods ending after September 15, 2009. Therefore, beginning with our third quarter 2009 report on Form 10-Q, all references made to GAAP in our consolidated financial statements now reference the new FASB ASC. This accounting standard does not change or alter the existing GAAP and does not therefore impact on our consolidated financial position, results of operations or cash flows.

     In June 2009, the FASB issued changes to the guidelines for the consolidation of variable interest entities. These new guidelines determine when an entity that is insufficiently capitalized or not controlled through voting interests should be consolidated. According to this recent accounting pronouncement, the company has to determine whether it should provide consolidated reporting of an entity based upon the entity’s purpose and design and the parent company’s ability to direct the entity’s actions. The guidance is to be adopted during the 2010 fiscal year. The Company does not expect the adoption of this guidance to have any material impact on its consolidated financial statements.
     In January 2010, the FASB issued amendments to the existing fair value measurements and disclosures guidance, which require new disclosures and clarify existing disclosure requirements. The purpose of these amendments is to provide a greater level of disaggregated information as well as more disclosure around valuation techniques and inputs to fair value measurements. The guidance is to be adopted during 2010 fiscal year. The Company does not expect the adoption of this guidance to have any material impact on its consolidated financial statements.
OFF-BALANCE SHEET ARRANGEMENTS
     We are not involved in any off-balance sheet arrangements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     A portion of our purchase commitments are denominated in U.S. Dollars, while our operating revenues are denominated in Brazilian Reais. We extinguished all of our debt denominated in US$ in 2003. Fluctuations in exchange rates between the Real and the U.S. Dollar expose us to foreign exchange risk.
     We finance a portion of our operations by issuing debt and using bank credit facilities. These debt obligations expose us to market risks, including changing CDI-based interest rate risk. The CDI is a daily variable interest rate used by Brazilian banks. It is linked to the Brazilian equivalent of the Federal Reserve fund rates and its fluctuations are much like those observed in the international financial market.
     We had a R$17.0 million variable-rate (CDI-based interest) debt outstanding at September 30, 2010, and R$14.7 million outstanding at December 31, 2009. Based on these outstanding amounts, a 100 basis point change in interest rates would raise our interest expense by approximately $0.2 million at September, 2010 and $0.25 million at December 31, 2009. Whenever possible, we make every effort to protect our revenues from foreign currency exchange risks by periodically adjusting our selling prices in Reais.
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

ITEM 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures
     As of September 30, 2010, the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
     Based upon the foregoing evaluation as of September 30, 2010, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and operating as of September 30, 2010, providing reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and providing reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
     Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and, even when determined to be effective, can only provide reasonable, not absolute, assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate as a result of changes in conditions or a deterioration in the degree of compliance.

     Management understands that the set of internal controls applicable to restaurant operations provides reasonable assurance in their performance, aligned with the best practices observed in the Brazilian food service market. Central support to stores is improving along the years, adapting the best systems and methods that local suppliers offer for these activities in Brazil. Meanwhile, our management has concluded that our internal control over financial reporting was effective as of September 30, 2010 and provides reasonable assurance regarding the reliability of financial reporting and for the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. The results of the management’s assessments were reviewed with the Audit Committee of our Board of Directors. The management believes that the improvements we are pursuing through the implementation of the business process redesign project will comply with Section 404 of the Sarbanes-Oxley act of 2002, providing conditions for us to report according to this regulation when applicable.
     This quarterly report does not include an attestation report by our registered public accounting firm regarding our internal control over financial reporting. The management’s report on internal control over financial reporting was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only the management’s report in this quarterly report.
     Changes in Internal Control over Financial Reporting
     During the quarter ended September 30, 2010, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for the matters mentioned above.
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
ITEM 1A. RISK FACTORS
     Any investment in our securities involves a high degree of risk. There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 that was filed with the Securities and Exchange Commission on September 30, 2010.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     During the nine months ended September 30, 2010, the Company repurchased no shares of its common stock.

ITEM 6. EXHIBITS
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
Date: November 12, 2010

BRAZIL FAST FOOD CORP.
By:	/s/ Ricardo Figueiredo Bomeny
Ricardo Figueiredo Bomeny
Chief Executive Officer and acting Chief Financial Officer