Form 10-K/A
period 2009-12-31
BRAZIL FAST FOOD CORP
filed 2011-02-11
CIK 914537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Amendment No. 1
to
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ NO ☐
As of February 9, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $27,718,116, computed by reference to the average bid and asked price of such common stock.
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 9, 2010
Common Stock, $0.0001 par value per share	8,472,927 shares

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A amends the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, which the Registrant previously filed with the Securities and Exchange Commission (SEC) on March 31, 2010. The Registrant is filing this amendment for the purpose of responding to SEC comments.
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
PART I
     ITEM 1. BUSINESS
     (a) GENERAL
     We, through our holding company in Brazil, BFFC do Brasil Participações Ltda. (“BFFC do Brasil”, former 22N Participações Ltda.), and its subsidiaries, Venbo Comércio de Alimentos Ltda. (“Venbo”), a Brazilian limited liability company that conducts business under the trade name “Bob’s”, CFK Comércio de Alimentos Ltda. (“CFK”, former Clematis Indústria e Comércio de Alimentos e Participações Ltda.), a Brazilian limited liability company that conducts business under the trade name “KFC”, Internacional Restaurantes do Brasil S.A. (IRB) a Brazilian Corporation that conducts business under the trade name “Pizza Hut”, DGS Comércio de Alimentos S.A. (DGS) a Brazilian Corporation that conducts business under the trade name “Doggis” and Suprilog Logística Ltda., a Brazilian limited liability company devoted to logistic services, constitute a group that is the second largest fast food chain in Brazil as per the number of points of sales in all Brazilian territory.
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
     The Company may obtain income from its suppliers when agreements are settled to exclusively use certain products from a supplier or when agreements are settled with performance bonus to be reached. The Company strives to maintain quality and uniformity throughout its chains by only permitting own-operated and franchised restaurants the purchase of approved supplies from approved suppliers. To approve both supplies and suppliers, the Company assesses and continuously monitors, through a specific team and third party contracted services, the efficiency and capabilities of their facilities, as well as the quality of their products.
     Regularly the Company negotiates commercial agreements with leading suppliers to benefit all restaurants chains under its management. The Company negotiates, through a specialized third part company, with suppliers of equipment, appliances, packaging, cleaning material and uniforms targeting the constant modernization of its chains, including development of new equipments and appliances, their regulatory and visual identification adequacy and reduced costs.
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

Dividends
     The Company has had a policy of retaining future earnings for the development of its business. In 2006, the Company followed a restructuring strategy and consolidated all its businesses in Brazil through a holding company subsidiary. In subsequent years, the Company invested in new concepts, new brands and new activities and became a multi-brand organization, highly recognized in Brazil. In 2008, by virtue of the Company’ successful reorganization, its Board of Directors decided to distribute cash dividends to its shareholders. In 2009 there were no dividends paid to shareholders.
     The Company’s dividend policy is subject to the discretion of the Board of Directors and depend upon a number of factors, including future earnings, financial condition, cash requirements, and general business conditions. Each year, the Board of Directors discusses the Company’s profits distribution while considering its investment programs.
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
Revenue from Supply Agreements and Other Income
     The Company negotiates with beverage and food suppliers, and for each product negotiates a monthly performance bonus which will depend on the product sales volume to its chains. The performance bonus, or vendor bonuses, can be paid monthly or in advance (estimated), depending on the Company’s financial decision. Income from performance bonus is only possible because the number of restaurants that operate throughout Brazil under the prestigious brands, especially Bob’s, franchised by the Company represents an excellent channel for suppliers to increase their sales. Monthly, the Company assesses each product purchase volume by its chains and calculates the performance bonus to receive from each contract. Performance bonus is normally received in cash and rarely in products.
     The income related to performance bonus when received in cash is straight recognized as a credit in the Company’s income statement under “other income” (in the past when not relevant), “revenue from supply agreements” and the “revenues from trade partners”.
     The income related to performance bonus when received in products is recognized as cost reduction. However, because not material they do not demand a value entry in the general ledger. Instead, they are recorded as an entry in the auxiliary inventory ledger, reducing the average cost of the inventory. The impact on the income statement occurs only when these products are sold in the stores.
     The main reason for the difference in accounting is that pursuant to GAAP, performance bonus received in products represents a tangible gain that can only be earned if sold in the Company’ stores, while that performance bonus received in cash can fund any transactions of the Company (e.g. capital expenditure, administrative expenses, franchise expenses, etc).
     When received in advance, the Company records an entry in the “Banks” account with counterpart in deferred income (in the liabilities section of the Balance Sheet). Monthly, the proportional amount is transferred to the income statement, e.g., when one year bonus is advanced, the total amount received is divided by 12, and monthly 1/12 is credited in the income statement.
     Exclusivity agreements also include performance bonuses, which are normally paid in advance by suppliers.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Rio de Janeiro, Federative Republic of Brazil, on the 11th day of February, 2011.

BRAZIL FAST FOOD CORP.
By:	/s/ Ricardo Figueiredo Bomeny
Ricardo Figueiredo Bomeny
President and Chief Executive Officer

By:	/s/ Ricardo Figueiredo Bomeny
Ricardo Figueiredo Bomeny
Acting Chief Financial Officer

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated:

/s/ Ricardo Figueiredo Bomeny Ricardo Figueiredo Bomeny	Date: February 11, 2011
Chief Executive Officer and Acting Chief Financial Officer

/s/ Guillermo Hector Pisano Guillermo Hector Pisano	Date: February 11, 2011
Chairman of the Board

/s/ Gustavo Alberto Villela Filho Gustavo Alberto Villela Filho	Date: February 11, 2011
Director

/s/Alexandre Nunes Alexandre Nunes	Date: February 11, 2011
Director

/s/ Marcos Rocha Marcos Rocha	Date: February 11, 2011
Director

/s/ Marcos Gouvêa Marcos Gouvêa	Date: February 11, 2011
Director

/s/ Lúcio Montanini Lúcio Montanini	Date: February 11, 2011
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

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (AUDITED)
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

Goodwill

Goodwill represents the excess of cost over the net tangible assets and identifiable intangible assets of acquired businesses. The Company’s goodwill results from the acquisition of 60% of IRB.

For the acquisition of a 60% of IRB to be recorded in the accounting books, the Company’s management requested assistance from a consultant in obtaining the fair value assessment of IRB’s fixed assets. The assistance included making a financial assessment using discounted cash flows prepared on the basis of assumptions defined in conjunction with the Company’s management. The main purpose of such assessment was whether on that date there were any signs of impairment, based on the FASB ASC “Recognition and Measurement of an Impairment Loss — The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. The guidance in paragraphs 23—25 were used to determine the fair value of a reporting unit. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss, if any.

The excess of the fair value of the unit over the amounts assigned to the assets and liabilities is the implied fair value of goodwill, at the amount of R$2.9 million registered in December, 2008 as non-current assets.

The findings of these assessments were analyzed by the Company’s management team and by IRB’s independent auditors. Their conclusion was that the amount allocated as goodwill on December 31, 2008, was adequate.

During 2009, the Company reviewed the fair value of IRB’s fixed assets’. Such review reduced the goodwill to R$799 thousand and increased the fixed assets in R$2.1 million.

These assessments were undertaken to comply with the U.S. GAAP.

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

Initial franchise fee revenue is recognized when all material services and conditions relating to the franchise have been substantially performed or satisfied which normally occurs when the restaurant is opened. Monthly royalty fees equivalent to on a percentage of the franchisee’s gross sales are recognized when earned.

Revenue from trade partners, when received in cash is straight recognized as a credit in the Company’s income statement, when received in advance, is recorded as an entry in the “Banks” account with counterpart in deferred income (in the liabilities section of the Balance Sheet) and monthly is proportionally transferred to the income statement (when one year bonus is advanced, the total amount received is divided by 12, and monthly 1/12 is credited in the income statement), and when received in products is recognized as cost reduction.

Revenues obtained by lease of Company’s properties, by administration fees on marketing fund and nonrecurring gains are recognized as other income when incurred.

The Company’s subsidiaries record their revenues gross of taxes on sales, since in Brazil these taxes are included both in sales prices and in royalty fees. In addition, because of specific tax rules in Brazil, local companies are required to account for sales, even when they are canceled, recording a separate caption in the general ledger to offset the original sales amount recorded.

However, for reporting purposes, the company states its revenues net of taxes and net of canceled sales.

The following tables set forth gross sales, sales deductions and reported revenues:

				Nine
				Months
	Twelve Months ended 31 December,			ended September 30,
	2007	2008	2009	2010
Gross Revenues — Own Operated Restaurants	90,990	99,748	164,402	125,665
(-) Tax on revenues	(5,598)	(9,279)	(17,248)	(13,022)
(-) Canceled Sales	(262)	(347)	(279)	(255)

Net Revenues — Own Operated Restaurant	85,130	90,122	146,875	12,388

				Nine
				Months
	Twelves Months ended 31 December,			ended September 30,
	2007	2008	2009	2010
Gross Revenues from Franchises	21,789	25,982	28,632	22,860
(-) Tax on revenues	(2,978)	(3,555)	(3,985)	(3,112)

Net Revenues from Franchises	18,811	22,427	24,647	19,748

				Nine
				Months
	Twelves Months ended 31 December,			ended September 30,
	2007	2008	2009	2010
Gross Revenues from Trade Partners	7,351	9,117	11,062	15,811
(-) Tax on revenues	(678)	(800)	(792)	(1,276)

Net Revenues from Trade Partners	6,673	8,317	10,270	14,535

The relationship between the Company and each of its franchisees is legally bound by a formal contract, where the franchisee agrees to pay monthly royalty fees equivalent to a percentage of its gross sales. The formal contract and the franchisees’ sales (as a consequence of their business) address three of four requirements for revenue recognition:
•	Persuasive evidence that an arrangement exists — the contract is signed by the franchisee;

•	Delivery has occurred or services have been rendered — franchisee sales are the basis of royalty revenues;

•	The seller’s price to the buyer is fixed or determinable — the contract states that royalties are a percentage of the franchisee’s gross sales;
Regarding the fourth requirement for revenue recognition, that collectability is reasonably assured, we do cover the issue of collectability when we record the Company’s royalty revenues. First, we record all invoices in the accounts receivable system, so that we can control when the invoice is due or how long it has been outstanding. These records are all uploaded to the general ledger. If a franchisee fails to pay its invoices for more than six months, one of the following procedures is adopted: either (i) the franchisee’s accounts receivable are written off if the individual invoices are below R$5,000; or (ii) the Company records a provision for doubtful accounts if the individual invoices are over R$5,000 .
The Company records a provision for doubtful receivables to allow for any amounts that may be unrecoverable based upon an analysis of the Company’s prior collection experience, customer creditworthiness and current economic trends. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.
Despite writing-off those receivables on the accounting books or recording a provision for doubtful accounts, the finance department keeps these records to conduct the commercial negotiations.
The Company does not stop invoicing a franchisee if he fails to pay six invoices in a row. However, it does offset any additional revenues from the debtor franchisee by reversing the entry uploaded from the accounts receivable system to the general ledger.
Renegotiated Past Due Accounts
Currently the Company has approximately 200 franchisees. A few of them may undergo financial difficulties in the course of their business and may therefore fail to pay their monthly royalty fees. When a franchisee has past due accounts derived from unpaid royalty fees, the Company may reassess such debts with the franchisee and reschedule them in installments. The Company may also intermediate the sale of the franchise business to another franchisee (new or owner of another franchised store) and reschedule such debts as a portion of the purchase price. When either kind of agreement is reached, the Company accounts for these amounts as “renegotiated past due accounts”. The Company records a provision for doubtful receivables to allow for any amounts that may be unrecoverable based upon an analysis of the Company’s prior collection experience, customer creditworthiness and current economic trends. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. When revenues incurred from franchisees that already have past due accounts are reversed in the Company’s general ledger.

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

4	ACCOUNTS RECEIVABLE

Accounts Receivables consists of the following:

	December 31,
R$’000	2009		2008
Clients — food sales	R$	6,199	R$	3,952
Clients — other		102		—
Franchisees — current accounts		4,385		5,684
Franchisees — renegotiated past due accounts		1,498		1,726
Franchisees — receivable from sales of assets		419		593
Allowance for doubtful accounts		(2,261)		(1,214)

	R$	10,342	R$	10,741

5	OTHER CURRENT ASSETS, OTHER RECEIVABLES AND OTHER ASSETS

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