Form 10-Q/A
period 2010-03-31
BRAZIL FAST FOOD CORP
filed 2011-02-11
CIK 914537

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Amendment No. 1 to
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
Yes ☑       No ☐
As of February 9, 2011 there were 8,472,927 shares outstanding of the Registrant’s Common Stock, par value $0.0001.
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
Yes ☐       No ☑

     This Amendment No. 1 on Form 10-Q/A amends the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2010, which the Registrant previously filed with the Securities and Exchange Commission (SEC) on May 14, 2010. The Registrant is filing this amendment to re-file Exhibits 31.1 and 32.1 at the request of the SEC.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: February 11, 2011

BRAZIL FAST FOOD CORP.
By:	/s/ Ricardo Figueiredo Bomeny
Ricardo Figueiredo Bomeny
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Ricardo Figueiredo Bomeny
Ricardo Figueiredo Bomeny
Acting Chief Financial Officer (Interim Principal Financial and Accounting Officer)