Form 10-Q/A
period 2010-06-30
BRAZIL FAST FOOD CORP
filed 2011-02-11
CIK 914537

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
Yes ☑     No ☐
As of February 10, 2011, there were issued 8,472,927 shares of the Registrant’s Common Stock, par value $0.0001.
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
Yes ☐     No ☑

     This Amendment No. 1 on Form 10-Q/A amends the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2010, which the Registrant previously filed with the Securities and Exchange Commission (SEC) on August 16, 2010. The Registrant is filing this amendment to re-file Exhibits 31.1 and 32.1 at the request of the SEC.

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