Form 10-Q/A
period 2010-09-30
BRAZIL FAST FOOD CORP
filed 2011-02-11
CIK 914537

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
Yes ☑     No ☐
As of February 11, 2011 there were issued 8,472,927 shares of the Registrant’s Common Stock, par value $0.0001.
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
Yes ☐     No ☑

EXPLANATORY NOTE
     This Amendment No. 1 on Form 10-Q/A amends the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2010, which the Registrant previously filed with the Securities and Exchange Commission (SEC) on November 12, 2010. The Registrant is filing this amendment for the purpose of responding to SEC comments.

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
NOTE 8 — SALE OF FIXED ASSETS
     During the third quarter of 2010, the Company sold its eight real properties to Bigburger Ltda. and CCC Empreendimentos e Participações Ltda., entities respectively controlled by José Ricardo Bomeny and Rômulo Borges Fonseca, two main shareholders of the Company. José Ricardo Bomeny is the father of Ricardo Figueiredo Bomeny, the Company’s Chief Executive Officer and Acting Chief Financial Officer.
     The three own-operated stores and five other stores operated by franchisees had their business premises at the Company’s properties. All of them operate under the Bob’s brand. The sale transaction only included the buildings and improvements on it and did not include either the operating assets or the operation of the stores. Therefore, after the sale of the properties, the Company kept on operating its stores as usual, as did the franchisees.
     The table below lists each of the own-operated stores with their respective net revenues and operating income for the periods indicated.
Amounts expressed in R$’000

	Nine months ended		Twelve months ended December 31,
	September 30, 2010		2009		2008
		Operating		Operating		Operating
	Net Revenues	Result	Net Revenues	Result	Net Revenues	Result
Carioca store	3,213	649	3,967	533	4,056	752
Ipanema store	1,917	206	2,401	138	1,069	(50)
Nova Iguacu store	1,578	170	2,071	244	2,074	251
     The Company has concluded that the properties sold are not discontinued operations. The decision to sell its properties was part of the Company’s strategic plan to focus on its core business. The Company had properties sold in exchange for cash plus receivables worth more than the assets’ book value.
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
     During September 2010, the Company received approximately 20% of the total sale price and an additional 3% in each of the following months up to January 2011. The Company believes this transaction immediately achieves its strategic plan to focus on core business, creating a stronger organization that is well positioned to deliver long-term value to its shareholders and customers, and will not have collectability issue since transference of proprietorship depends on receipt of payment of all installments.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     During the nine months ended September 30, 2010, the Company repurchased no shares of its common stock.

ITEM 6. EXHIBITS
Exhibits

Number	Title

31.1	Certification by Ricardo Figueiredo Bomeny, Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Ricardo Figueiredo Bomeny, Acting Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
Ricardo Figueiredo Bomeny
Acting Financial Officer (Interim Principal Financial and Accounting Officer)