Form 10-K
period 2010-12-31
BRAZIL FAST FOOD CORP
filed 2011-02-16
CIK 914537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 000-23278
BRAZIL FAST FOOD CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	13-3688737 (I.R.S. Employer Identification No.)

Rua Voluntários da Pátria, 89, 9o. andar — Botafogo CEP 22.270-010, Rio de Janerio, Brazil (Address of Principal Executive Offices)	N/A (Zip Code)
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
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     As of February 12, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $27,718,116, computed by reference to the average bid and asked price of such common stock.
8,472,927
(Number of shares outstanding of the Registrant’s common stock as of February 12, 2011)

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
PART I
     ITEM 1. BUSINESS
(a) GENERAL
     Brazil Fast Food Corp. (“BFFC”, the “Company”, “we” or “us”) was incorporated in Delaware in 1992. The principal executive offices of BFFC are located at Rua Voluntários da Pátria, 89 — 9º andar, Botafogo, CEP 22.270-010, Rio de Janeiro — RJ, Brazil, and the telephone number at that location is +55 (21) 2536-7500.
     We, through our holding company in Brazil, BFFC do Brasil Participações Ltda. (“BFFC do Brasil”, former 22N Participações Ltda.), and our subsidiaries, Venbo Comércio de Alimentos Ltda. (“Venbo”), a wholly-owned Brazilian limited liability company, CFK Comércio de Alimentos Ltda. (“CFK”, former Clematis Indústria e Comércio de Alimentos e Participações Ltda.), a wholly-owned Brazilian limited liability company, Suprilog Logística Ltda. (“Suprilog”), a wholly-owned Brazilian limited liability company, DGS Comércio de Alimentos S.A. (“DGS”), a 80% owned Brazilian Corporation and Internacional Restaurantes do Brasil S.A. (“IRB”), a 60% owned Brazilian Corporation, manage the second largest fast food chain in Brazil based on number of system units. We also have franchised units in Angola and Chile.
     We also participate with a 20% equity interest in the capital of BBS S.A. (“BBS”), a Chilean Corporation.
     Throughout this Form 10-K, the terms “restaurants”, “units”, “stores” and “points of sale” are used interchangeably. This Form 10-K should be read in conjunction with the Forward-Looking Statements on page 2 and the Risk Factors set forth in Item 1A.
(b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
     Not applicable.
(c) NARRATIVE DESCRIPTION OF BUSINESS
Restaurants Operations
Own-operated Restaurants
     As of December 31, 2010, we owned and operated 77 points of sale, including 13 kiosks and 4 coffee corners, of which 42 are under Bob’s brand, 9 under KFC brand, 17 under Pizza Hut brand, 5 under Doggis brand and 4 coffee corners under In Bocca al Lupo brand (which operates inside Pizza Hut’s restaurants) . All of these points of sale are located in the States of Rio de Janeiro (49) and São Paulo (28).

Franchised Restaurants
     As of December 31, 2010, we had 712 points of sale, including 319 kiosks, 15 express stores and 1 trailer, owned and operated by our franchisees, of which 707 under Bob’s brand, 3 under KFC brand, and 2 under Doggis brand. Approximately 45.1% of these points of sale are located in the States of Rio de Janeiro and São Paulo, with the remainder widely spread throughout major cities in all other States of Brazil, except for three franchised restaurants in Angola and four franchised restaurants in Chile.
     The express stores are under Bob’s brand (“Bexpress”) and offers pre-prepared sandwiches, easy to heat in a special oven or microwave, beverages, milkshakes, sundaes and ice creams, among different products from traditional Bob’s restaurants and coffee.
     Additionally, we created the “Bex Station” concept in a partnership with the Shell Company, and refers to an exclusive shelf for Bob’s express products in Shell Convenience Stores throughout Brazil. As of December 31, 2010, we have licensed Bex Stations to 15 different Shell Stations retailers approved by the Shell Company.
     Bob’s was founded in 1952 by the American tennis player Bob Falkemburg and it is fairly well-known in Brazil for the sandwiches and hamburgers with a Brazilian taste, its milk shakes and its flexible operation. Originated in Rio de Janeiro, the chain has nowadays 58 years of history and it is in every State of Brazil, as well as in Angola and Chile.
     In February 2007, we set up a partnership with Yum! Restaurants Internacional, Yum! Brands, Inc. subsidiary, to expand KFC business in Brazil through own stores and franchises. KFC is famous for its chicken recipe made from the mixture of 11 different types of herbs and spices and under pressure chicken cooking.
     In August 2008, we acquired control of 60% of IRB, a company that operates sixteen Pizza Hut restaurants and one Pizza Hut Delivery (“PHD”) store in São Paulo as a franchisee of Yum! Brands, Inc. Pizza Hut, Inc. is the largest restaurant chain in the world specializing in the sale of ready-to-eat pizza products.
     Also in August 2008, with the acquisition of IRB, we inherited “In Bocca al Lupo”, a coffee concept that operates within Pizza Hut restaurants.
     In October 2008, we reached an agreement with G.E.D Sociedad Anonima (“GED”), the leading food service company in Chile, to develop and expand Doggis business, the largest hot dog restaurant chain in Latin America, in Brazil.
     In the last fifteen years, we have been participating in several events in Brazil, especially the Rio de Janeiro’s Carnival Parade and the Panamerican / Para Panamerican Games (North, Central and South America Olympics), using custom constructed trailers and moveable kiosks that enable us to offer most of our products at temporary locations for the duration of each special event, provide us with an additional revenue, enhanced our visibility by signage that can be picked up via television coverage of the special event and by reaching a consumer market where we may not have a permanent outlet.
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
Franchise Program
     We develop, operate, franchise and license a system of both traditional and non-traditional fast food restaurants. Traditional units feature large restaurants in line and drive-thru and small restaurants in malls, airports, gasoline service stations, stadiums and colleges. Non-traditional units include express stores, trailers and kiosks which have a more limited menu and operate in convenience stores and where a full-scale traditional outlet would not be practical or efficient.
     Our franchise program is designed to assure consistency and quality. All potential franchisee are submitted to tests, training and interviews and should meet certain basic conditions, such as significant business experience, financial resources and knowledge of the market in the area where the franchised unit will be located. When accepted, the potential franchisee signs the franchise agreement and pays the initial franchise fee. Our franchisees must use our approved supplies and suppliers and build each franchised unit in accordance with our specifications at approved locations. Franchisees contribute to our revenues through the payment of royalties based on a percentage of sales.
     We consider extremely valuable continued communication with our franchisees and their representatives and we invest considerably amount of time and funds to achieve this objective though extranet, regional meetings with franchisees, representatives and franchise organizations as well as a bi-annual convention.
     Bob’s brand has a Franchisee Committee, where voted representatives of the franchisees meet quarterly with our executives to discuss improvements in equipments, appliances, products, operations and management.
     We encourage mature and profitable franchisees to increase the number of stores they operate and diversify between BFFC’s brands when it will improve their regional market share and overall business margins. As of today, we have approximately 230 groups of franchisees, which include franchised restaurants for different companies in the same economic group and franchised restaurants for different family members.
     During the last thirteen years, Bob’s chain has received the “Franchise Excellence Award” from ABF — Brazilian Association of Franchising, which recognizes its work for the franchisees.
Advertising and Promotions
     We aim to increase fidelity among our target-market, formed by young consumers from 13 to 25 years old, and attract consumers not familiarized with our products. For this reason, we intend to identify our own-operated and franchised restaurants with a place to go with the family and to meet friends.
     We, through our advertising agency, develop a multi-media marketing program to advertise our restaurant networks in its primary markets. We usually employ television, radio, outdoors and a variety of promotional campaigns to advertise our products, and we develop various POS marketing material as well as television commercials.

     All of our own-operated and franchised restaurants contribute with a contracted percentage of their sales to a marketing fund dedicated to advertising and promotions that we administrate with a specific team for each brand we manage.
     The marketing fund dedicated to Bob’s brand is quarterly analyzed by voted representatives of the franchisees and yearly audited. The marketing funds dedicated respectively to Pizza Hut and KFC brand manage expenses with local stores advertising and promotions. Both contribute to Yum! Caribe and Latin America regional fund and receives guidance from them as per the brand exposition. The marketing fund dedicated to Doggis brand manages expenses with local stores advertising and promotions.
     We keep our own-operated restaurant’s managers and our franchisees fully informed of current advertising and promotions and we deliver POS marketing material to each unit of our chains.
Sources of Supply
     We strive to maintain quality and uniformity throughout our chains by only permitting own-operated and franchised restaurants the purchase of approved supplies from approved suppliers. To approve both supplies and suppliers, we assess and continuously monitor, through a specific team and third party contracted services, the efficiency and capabilities of their facilities, as well as the quality of their products. We also encourage innovation, best practices and continuous improvement.
     We regularly negotiate commercial agreements with leading suppliers to benefit all restaurants chains under our management. We negotiate, through a specialized third part company, with suppliers of equipment, appliances, packaging, cleaning material and uniforms targeting the constant modernization of our chains, including development of new equipments and appliances, their regulatory and visual identification adequacy and reduced costs. We also negotiate with beverage and food suppliers, but due to exclusive formulas those negotiations requires confidentiality agreements and extended time for analysis and conclusion. We strategically decide whether use one or more suppliers for each product and negotiate a monthly performance bonus which will depend on the product sales volume to our chains. The performance bonus can be paid monthly or in advance (estimated), depending on our financial decision.
     Income from performance bonus is only possible because the number of restaurants that operate throughout Brazil under the prestigious brands, especially Bob’s, franchised by us represents an excellent channel for suppliers to increase their sales.
     We have centralized purchasing agreements, but all purchase are ordered by and delivered to each own-operated or franchised restaurant of our chains by Luft Food Service, former FBD, Fast Food and LAD Distribution, all three centralized warehouses operated by non-affiliated companies that provide storage, transportation and delivery of goods and other materials, like appliances, packaging, cleaning material and uniforms. Occasionally, we can sell, through our subsidiaries, to Luft Food Service, products that need to be imported directly and sold to all restaurants of our chains.
     Suprilog warehouses equipment and spare parts and provides maintenance services for our own-operated restaurants.

Trademarks
     Our trademarks and service marks have been registered in the Brazilian trademark office. These trademarks and service marks expire at various times, when they are routinely renewed. We believe that our trademarks and service marks are important to our business.
     We have registered our trademark Bob’s® in Paraguay, Uruguay, Argentina, Chile, Mexico, Portugal, Germany, France, Italy, and Benelux (an economic union of Belgium, the Netherlands, and Luxembourg), as well as in Angola. We have also registered our trademark and logo Bob’s Burgers® in Paraguay, Uruguay and Argentina. KFC®, Pizza Hut® and Doggis® trademarks are registered by their proprietors, respectively Yum! Brands and GED. We have been formally granted the right to use these trademarks in Brazil.
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
Personnel
     As of December 31, 2010, we employed, including our franchisees, approximately 8,500 persons. Our employee relations historically have been satisfactory. We are not a party to any collective bargaining agreements. However, we have agreed to be bound by the terms, as they may be applicable to our employees, of agreements negotiated on a city-by-city basis by trade associations of hotel, restaurant and fast food owners and operators, of which we are a member.
(d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES
     We have three Bob’s franchised restaurants in Luanda, capital of Angola; although we have been receiving royalties attributable to this operation, the total amount received is not relevant to our operations. We also have four Bob’s franchised restaurants in Chile owned by BBS, a corporation where we participate with 20% equity in the capital. The figures are also not material in our consolidated financial statements but they are disclosed in special notes in the financial chapters of this Form 10-K.

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
Risks Relating to the Economy
Our business is subject to changes in global and local market conditions.
     Our business is very sensitive to the economic activity, and is highly affected by consumers’ confidence, population average income and employment. Tax burden and interest rates pressure our business by depressing our margins and increasing our cost of capital. Also, inflation pressure our business because, although inflation is often reflected on food products and packing material we purchase, as well as on utility service and occupancy expenses we incur, to pass on higher costs is not always possible due to low consumers’ purchase power. Besides, higher inflation can pressure labor costs and increase unemployment, which has an adverse effect on our business, since it spurs informal business, such as moveable food vendors at the street. We cannot assure we will be able to implement emergency measures to mitigate these risks.
Our business may be affected by political and constitutional uncertainty in Brazil.
     High levels of uncertainty have marked the Brazilian political environment since the country returned to civilian rule in 1985. Although Brazil’s democracy structure has gone through outstanding improvements in the last years, it still lacks of solid political institutions, committed political parties and mature judicial system. The country suffers from constant institutional changes that turn very difficult the continuity of long-term development plans and that can adversely affect our strategies. Controls on foreign investments may limit our ability to receive capital from our Brazilian operating subsidiary Brazil generally requires the registration of foreign capital invested in Brazilian markets or businesses. Thereafter, any repatriation of the foreign capital, or income earned on the foreign capital investment, must be approved by the Brazilian government. Although approvals on repatriation are usually granted and we know of no current restrictions on foreign capital remittances, there can be no assurance that in the future approvals on repatriation will be granted or restrictions or adverse policies will not be imposed.
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
Risks Related to past due fiscal obligations of VENDEX
We may be responsible for possible hidden or future liabilities of VENDEX prior to our acquisition of VENDEX.
     The purchase agreement of Venbo, signed by VENDEX and the Company in 1996, determined that VENDEX would be responsible for any hidden liability or future liability related to the period prior to the acquisition, limited to certain conditions. To our knowledge, VENDEX’s attorneys are defending all fiscal authority demands; however, the Company cannot predict what impact, if any, material claims, disputes or other matters related to VENDEX might have on its business.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     Not applicable.
ITEM 2. PROPERTIES
     We had property in eight different lands located at the city of Rio de Janeiro, Brazil, including buildings or improvements on it. Five of these properties were leased to Bob’s brand franchisees and three properties housed Bob’s brand own-operated restaurants. In September 2010, all eight properties were sold to our two main shareholders with all necessary procedures to guarantee that independence rule were not ignored, including a formal opinion from lawyers in Brazil and USA.
     As of December 31, 2010, we leased the property for 77 points of sale, including the three properties that we formerly owned. Our land and building leases are generally written for terms of five years with one or more five-year renewal options. Certain leases require the payment of additional rent equal to the greater of a percentage (ranging from 1.0% to 10.0%) of monthly sales or specified amounts.
     Our corporate headquarters are located at Rua Voluntários da Pátria, 89 — 9th floor, Botafogo, CEP 22.270-010, Rio de Janeiro, RJ, Brazil. We also have an office located at Avenida Brigadeiro Faria Lima, 1572 — 12th floor, Jardim Paulista, CEP 01.452-908, São Paulo, SP, Brazil.
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
     Concerning the ISS, a tax charged by Brazilian cities on services rendered by companies in Brazil, none of our revenues were subject to such tax until 2003, but in the beginning of 2004 a new ISS legislation has been implemented and according to it all fees received from franchisees should be included on the basis of ISS calculation. We are claiming in court that royalties should not be considered payment for services rendered and therefore should not be subject to ISS taxation, and at the same time, we are monthly depositing the amount referred to ISS on royalties into court while awaiting its determination. Additionally, the referred change in the ISS tax regulations motivated deep debates whether marketing fund contributions and initial franchise fees paid by franchisees could be considered payment for service rendered by the ISS tax authorities. Because of that, we, according to our tax advisors, are adopting measures to avoid the charge of ISS on marketing fund contributions and initial franchise fees, but we cannot guarantee they will be sufficient. Recently, the Brazilian Association of Franchising (“ABF”), in which we take part as a member since 1997, has been recognized as counsel for this matter at the Supreme Court. We believe it will be beneficial, but we cannot guarantee it will be successful.
     Concerning Tax Credits, the Brazilian Federal Tax Authorities questioned the procedures that the Company has been applying in past years in order to recover the tax included in packing it purchase (Tax on Industrial Production — IPI) and did not approve the amount compensated by us of approximately R$681,849. We filed our defense and await the court’s decision, but cannot guarantee it will be favorable.
     As stated in our past filings, we are currently paying a debt included in subsequent amnesty programs offered by the Brazilian Federal Government called REFIS since 1999 and PAES since 2003. In 2009 the Government offered a new amnesty program we recognize as REFIS 4. We have subscribed to this program and we await Tax Authorities to define the total value of the debt to be included. This debt is constituted of the Social Security debt, already fixed and having caused a liability’s adjustment in 2008, and the Income Tax and Taxes on Revenues debt that was not reviewed by the authority at the closure of our 2010 Financial Statements. This could have positive or negative impacts in our income statements but we cannot estimate them at the present moment. The matter is further discussed in Note 12 to Consolidated Financial Statements in this report.
     Concerning lawsuits initiated by franchisees against us, we have two cases. The most relevant is one related to a franchisee that blames us for his unsuccessful franchise operation and states that the franchisor should be considered responsible for having offered the operation of a store with guaranteed profitability. We believe his argument contradicts franchise laws and its usual business practices. Currently, we are appealing at the Superior Court and the total amount being discussed has been reduced to approximately R$500,000. The second one is related to a franchisee that demand reduced payment of royalties and marketing fund contributions due to competition in his area and decreasing sales. We believe his argument has no legal consistency and we are proposing an agreement with him in order to receive the full payment of his contracted obligations.

     Concerning labor contingencies, despite the infrequency of high amounts in labor processes, we are not guarded from receiving labor claims of significant value. We normally receive labor claims from former employees that together with the number of lawsuits in due course obliged us to review our labor contingencies registered.
     Concerning inquires from the Brazilian State Attorney:
     (a) We have committed ourselves to hire handicap personnel up to a minimum of 5% of our total employees. And so, we have done our best in hiring and training handicap personnel, but found it very difficult given the normal conditions of our stores and the limitation of labor supply. We want to reach an agreement with the Brazilian State Attorney, but we cannot guarantee it will be successful and avoid fines.
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
ITEM 4. [REMOVED AND RESERVED]

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
     Our common stock is quoted on OTC Bulletin Board under the symbol “BOBS.OB.” There is a limited public trading market for our common stock. The following table sets forth the range of the high and low bid quotations for our common stock for the periods indicated:

	Common Stock
Three Months Ended	High	Low
March 31, 2010	8.26	7.40
June 30, 2010	7.80	5.75
September 30, 2010	7.99	4.67
December 31, 2010	5.05	4.20

March 31, 2009	3.25	3.25
June 30, 2009	3.49	3.20
September 30, 2009	3.59	3.31
December 31, 2009	4.93	4.90
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

Holders
     As of February 11, 2011, the number of record holders of our common stock was 55.
Dividends
     We have had a policy of retaining future earnings for the development of our business. In 2006, we followed a restructuring strategy and consolidated all our businesses in Brazil through a holding company subsidiary. In subsequent years, we invested in new concepts, new brands and new activities and became a multi-brand organization, widely recognized in Brazil. In 2008, by virtue of our successful reorganization, our Board of Directors decided to distribute cash dividends to our shareholders. In 2009 there were no dividends paid to shareholders.
     Our dividend policy is subject to the discretion of the Board of Directors and depend upon a number of factors, including future earnings, financial condition, cash requirements, and general business conditions. Each year, the Board of Directors discusses our profits distribution while considering our investment programs.
     In 2010, due to our increased operational margins, our Board of Directors decided to distribute extraordinary cash dividends to our shareholders. The amount distributed was determined based on accumulated profits from our last distribution.
Equity Compensation Plans
     Our Stock Option Plan terminated on September 17, 2002, ten years after from the date of its adoption by the Board of Directors.
     As of December, 31, 2010 there were no further common stock that might be issued upon the exercise of options or warrants.

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

	Year Ended December 31,
	2010		2009		2008		2007		2006
REVENUES
Net Revenues from Own-operated Restaurants	R$	154,591	R$	146,875	R$	90,122	R$	85,904	R$	80,931
Net Revenues from Franchisees		28,386		24,647		22,427		18,811		16,385
Revenues from Supply Agreements		21,104		10,270		8,317		6,673		6,059
Other Income		2,198		3,098		2,499		3,056		2,953

TOTAL REVENUES		206,279		184,890		123,365		114,444		106,328

OPERATING COST AND EXPENSES
Store Costs and Expenses		(143,643)		(135,715)		(89,729)		(83,349)		(74,689)
Franchise Costs and Expenses		(10,718)		(8,619)		(6,207)		(3,623)		(3,176)
Marketing Expenses		(5,054)		(4,092)		(1,053)		(2,082)		(4,018)
Administrative Expenses		(28,074)		(21,298)		(17,442)		(13,430)		(11,333)
Other Operating Expenses		(6,951)		(4,397)		(2,876)		(2,945)		(4,213)
Net result of assets sold		7,367		1,225		(205)		842		145
Impairment of assets		—		—		—		—		(180)

TOTAL OPERATING COST AND EXPENSES		(187,073)		(172,896)		(117,512)		(104,587)		(97,464)

OPERATING INCOME		19,206		11,994		5,853		9,857		8,864

Interest Expense, net		(1,606)		(4,882)		(9,677)		(697)		(623)
Foreign Exchange and Monetary Restatement Loss		—		—		—		—		(42)

NET INCOME BEFORE INCOME TAX		17,600		7,112		(3,824)		9,160		8,199

Income taxes — deferred		(4,057)		—		311		4,343		4,543
Income taxes — current		(2,278)		(36)		(746)		(46)		(2,808)

NET INCOME (LOSS) BEFORE NON-CONTROLLING INTEREST		11,265		7,076		(4,259)		13,457		9,934

Net (income) loss attributable to non-controlling interest		384		(180)		317		—		—

NET INCOME (LOSS) ATTRIBUTABLE TO BRAZIL FAST FOOD CORP.	R$	11,649	R$	6,896	R$	(3,942)	R$	13,457	R$	9,934

NET INCOME PER COMMON SHARE
BASIC AND DILUTED	R$	1.43	R$	0.85	R$	(0.48)	R$	1.65	R$	1.22

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC AND DILUTED		8,137,762		8,152,505		8,163,949		8,169,766		8,137,291

DIVIDEND PAID PER SHARE	R$	0.44	R$	—	R$	0.08)	R$	—	R$	—
Balance Sheet Data (End of Period):
WORKING CAPITAL (DEFICIT)		(6,385)		(9,379)		5,577		(3,543)		(4,371)
TOTAL ASSETS		112,561		100,955		61,742		46,843		38,070
ACCUMULATED DEFICIT		(24,946)		(33,021)		(35,296)		(48,753)		(58,687)
TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)		33,166		25,105		23,519		10,278		34

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with ITEM 6 “Selected Consolidation Historical Financial Data”, ITEM 1A “Forward Looking Statements”, and with our consolidated financial statements and related notes appearing elsewhere in this report.
Background
     Over the last years, we have endeavored to reduce our operating costs, increase our product offerings, improve our image to our customers, continuously develop and implement promotional campaigns and steadily increase our restaurant network and franchise base. Although we have experienced increases in operating revenues and positive net income in recent years, factors related to the Brazilian political and economic environment have contributed to our history of significant net losses. Following, we highlight some of these factors:
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
     High levels of uncertainty marked the Brazilian political environment since the country returned to civilian rule in 1985 after 20 years of military government. The election of Luiz Inácio Lula da Silva in 2002 and 2006 has shown democracy increasing matureness that was reinforced by the smooth transition to new president, Mrs. Dilma Rousseff, who took office on January 1, 2011.
     Mrs. Rousseff, is the first woman ever to be elected as Brazil’s president and was appointed by former president Lula as his successor. Although, we expect the continuation of the well-succeeded economic policy practiced by former president Lula from 2002 through 2008, no assurance can be given that the Brazilian government will continue to pursue this policy, that this policy will be successful if pursued or that this policy will not be significantly altered.
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
     During this period, many structural reforms, such as government monopolies break down, privatization and deregulation of some sectors, were approved by the Brazilian Congress and Senate, but the country fiscal deficit were still looming. After two major international crisis, Asia in 1997 and Russia in 1998, investors fled to minimize their loss while Brazil’s international reserves plunged. In January 1999, the Central Bank of Brazil determined the free fluctuation of the “Real” against other currencies and adopted an inflation target methodology, where the National Monetary Counsel establishes an inflation target, with maximum and minimum variation permitted, to be met by the Central Bank through its monetary policy. The Central Bank of Brazil implemented a tight monetary policy in order to keep inflation under control. Nevertheless, the possibility of a left-wing president victory in 2002, scared out investors, triggering Brazil’s currency devaluation, which in only six months dropped 80.0% against the U.S. Dollar. Inflation, already in two digits, spike higher.
     The currency devaluation in 2002 boosted the country’s exports and helped an economic recovery in the fourth quarter of 2003. In 2004, Brazil capitalized on international growth, depreciated Brazilian currency and higher commodities prices, to grow 5.7%, according to the IBGE — Brazilian Institute of Geography and Statistics (a governmental institution), helping income and employment to recover from its worst figures in years. In 2005, a corruption scandal followed by a major political crises halted economic growth, and Brazil GDP increased 3.2%, below all expectations. In 2006, albeit massive government spending, decreasing nominal interest rates and controlled inflation, amounting taxes and social contributions, as well as deep-rooted bureaucracy, diminished Brazil’s GDP, which increased 3.8%.
     In 2007, internal market consumption growth and investments in gross fixed capital formation expanded Brazil’s GDP to 5.4%.

	Year Ended December 31
	2010	2009	2008	2007	2006	2005	2004	2003
	%	%	%	%	%	%	%	%
GDP [1]	7.5	-0.2	4.5	5.4	3.8	3.2	5.7	1.1
Inflation [2]	5.9	4.1	6.5	4.5	3.1	5.7	7.6	9.3
Interest Rates [3]	9.78	8.75	12.75	11.2	13.2	18.1	17.8	16.3
Exchange Rates [4]	4.3	-25.5	31.9	17.2	8.7	11.8	8.1	18.2

(1)	IBGE for 2003 to 2009 — MIF estimates for 2010

(2)	IPCA

(3)	SELIC

(4)	(Devaluation)/Revaluation of the Brazilian currency along the year (31/12 vs. 01/01) against US$
     The September 2008 crisis had a rather strong impact in Brazilian economy in 2009, mainly concerning the industrial production and exports of industrial goods. However, the effect of such economic crisis was largely mitigated by the high level of Central Bank’s reserves, the good health of Brazilian banking system and international clients in the food market that avoided a deep crisis in export transactions. The Brazilian fast food and restaurant industries were affected in metropolitan areas as São Paulo in the first half of the year and it started a sustained recovery in the second half of 2009. On the other hand, year 2010 has been recognized as being the period in which the economy recovery began. As a matter of fact, Brazil has not been severely affected by the international economic crisis of 2008 and its huge growth potential has attracted many new investors from overseas.
     New president’s main role in 2011 will be keeping a steady growth of the economy and sustaining inflation, which has been reaching levels above the inflation-target of 4.5% per year. Therefore, President Dilma Rousseff has recently announced restricted budget cuts in order to decrease inflation and maintaining the country’s attractiveness to foreign investors.
     President Rousseff is also committed in meeting the investments targets in infrastructure set by former president Lula PAC (“Accelerated Growth Plan”) investment program. These investments are expected to prepare the country for an even better period of growth and for the Soccer World Cup of 2014 and the 2016 Olympics, scheduled to take place in Brazil and Rio de Janeiro city, respectively.
OUR BUSINESS
     References to “we”, “us” or the “Company” are to Brazil Fast Food Corp.
     During 1996, we acquired 100.0% of the capital of Venbo Comercio de Alimentos Ltda. (“Venbo”), a Brazilian limited liability company which conducts business under the trade name “Bob’s”, and owns and operates, both directly and through franchisees, a chain of hamburger fast food restaurants in Brazil.

In December 2006, we established a holding company in Brazil called BFFC do Brasil Participações Ltda. (“BFFC do Brasil”, formerly 22N Participações Ltda.), to consolidate all our business in the country and allow us to pursue our multi-brand program. We, through BFFC do Brasil, are the second largest fast food restaurant chain in Brazil. Following the restructuring strategy, we implemented seperate managements for our different divisions: fast food restaurants, franchises and real estate. During the first quarter of 2007, we reached an agreement with Yum! Brands, owner of the KFC brand. By this agreement, BFFC do Brasil, through its subsidiary CFK Comércio de Alimentos Ltda. (“CFK”, formerly Clematis Indústria e Comércio de Alimentos e Participações Ltda.), started to conduct the operations of four directly owned and operated KFC restaurants in the city of Rio de Janeiro as a Yum! Brands franchisee, and took over the management, development and expansion of the KFC chain in Brazil.
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
     We also own Suprilog Logística Ltda., which warehouses equipment and spare parts and provides maintenance services for our own-operated restaurants. It may also be used for some particular re-sale activities of special products or raw materials used in the stores’ operations. These operations are not material to our overall results.
     Besides the Brazilian operations, the Company is also present, through Bob’s franchisees, in Angola, Africa, and Chile, South America. These operations are not material to our overall results.
     Through the years, segregate management for own-operated fast food restaurants helped enhance their operations and margins, increasing sales and reducing costs and expenses. At the same time, segregate management for the franchise business allowed us to expand Bob’s chain in Brazil and abroad along with capitalize on its expertise in the Brazilian market to explore new brands in Brazil.
     On the other hand, real estate proved not to be related to our core business. We didn’t anticipate additional investments in land and building and concluded that management improvement of lease contracts would have little impact on our overall results. For that reason, our management proposed to the Board of

Directors the sale of all eight real properties and the use of its proceeds to reduce our debt. To analyze the proposal, the Board of Directors requested to have the market value of the eight properties evaluated by third party experts.
     In September 2010, all eight properties were sold to our two main shareholders with all necessary procedures to guarantee that independence rule were not ignored, including a formal opinion from lawyers in Brazil and USA.
     For the most part, revenues consist of sales by Company’s own-operated restaurants, income from agreements with trade partners and fees from restaurants operated by franchisees. These fees consist primarily of initial franchise fees and royalties that are based on a percentage of sales.
     We, through BFFC do Brasil, manage the second largest fast food chain in Brazil based on number of system units.

RESULTS OF OPERATIONS
COMPARISON OF YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008
(Amounts in Brazilian Reais, unless otherwise stated)
     The following table sets forth the statement of operations for the twelve—month periods ended December 31, 2010, 2009, and 2008. All the operating figures are stated as a percentage of total net revenues. However, the details of store costs and expenses and franchise expenses also include these figures as a percentage of net revenues from own-operated restaurants and net franchise revenues, respectively.

	12 Months			12 Months			12 Months
	Ended			Ended			Ended
R$ 000’	31-Dec-10%			31-Dec-09%			31-Dec-08%
REVENUES
Net Revenues from Own-operated Restaurants	R$	154,591	74.9%	R$	146,875	79.4%	R$	90,122	73.1%
Net Revenues from Franchisees		28,386	13.8%		24,647	13.3%		22,427	18.2%
Revenues from Supply Agreements		21,104	10.2%		10,270	5.6%		8,317	6.7%
Other Income		2,198	1.1%		3,098	1.7%		2,499	2.0%

TOTAL REVENUES		206,279	100.0%		184,890	100.0%		123,365	100.0%

OPERATING COST AND EXPENSES
Store Costs and Expenses		(143,643)	-69.6%		(135,715)	-73.4%		(89,729)	-72.7%
Franchise Costs and Expenses		(10,718)	-5.2%		(8,619)	-4.7%		(6,207)	-5.0%
Marketing Expenses		(5,054)	-2.5%		(4,092)	-2.2%		(1,053)	-0.9%
Administrative Expenses		(28,074)	-13.6%		(21,298)	-11.5%		(17,442)	-14.1%
Other Operating Expenses		(6,951)	-3.4%		(4,397)	-2.4%		(2,876)	-2.3%
Net result of assets sold		7,367	3.6%		1,225	0.7%		(205)	-0.2%

TOTAL OPERATING COST AND EXPENSES		(187,073)	-90.7%		(172,896)	-93.5%		(117,512)	-95.3%

OPERATING INCOME		19,206	9.3%		11,994	6.5%		5,853	4.7%

Interest Expense, net		(1,606)	-0.8%		(4,882)	-2.6%		(9,677)	-7.8%

NET INCOME (LOSS) BEFORE INCOME TAX		17,600	8.5%		7,112	3.8%		(3,824)	-3.1%

Income taxes — deferred		(4,057)	-2.0%		—	0.0%		311	0.3%
Income taxes — current		(2,278)	-1.1%		(36)	0.0%		(746)	-0.6%

NET INCOME (LOSS) BEFORE NON-CONTROLLING INTEREST		11,265			7,076			(4,259)

Net (income) loss attributable to non-controlling interest		384	0.2%		(180)			317	0.4%

NET INCOME (LOSS) ATTRIBUTABLE TO BRAZIL FAST FOOD CORP.		11,649	7.5%		6,896	4.7%		(3,942)	-4.4%

     The Company’s results of operations include the accounts of CFK subsequent to April 1, 2007, the accounts of IRB subsequent to December 1, 2008 and the accounts of DGS subsequent to September 1, 2009.

Net Revenues from Own-Operated Restaurants
     Net restaurant sales for our company-owned retail outlets increased R$7.7 million or 5.3% to R$154.6 million for the year ended December 31, 2010 as compared to R$146.9 million and R$90.1 million for the years ended December 31, 2009 and 2008, respectively.
     The breakdown of Net Revenues at the Company’s own restaurants are as follows:

	Net revenues from own-operated restaurants
	12 Months		Increase	12 Months		Increase	12 Months
	December, 31		(Decrease)	December, 31		(Decrease)	December, 31
Brand	2010		%	2009		%	2008
Bob’s	R$	72,104	-8.4%	R$	78,686	4.7%	R$	75,133
KFC		21,690	15.0%		18,868	77.3%		10,640
IRB — Pizza Hut		58,522	20.0%		48,764	(a )		4,349
DOGGIS		2,275	(b )		557	(b )		—

Consolidated Net Revenues	R$	154,591	5.3%	R$	146,875	63.0%	R$	90,122

(a)	Pizza Hut ’s 2008 figures are comprised of one month, since its operations started on December 1, 2008.

(b)	Doggi ’s 2009 figures are comprised of four months, since its operations started on September 1, 2009.
     Overall restaurant sales increased during 2010 due to a better economic environment in Brazil and to intensive marketing campaigns with higher gross margins.
     Under the criterion of same store sales, which only includes stores that have been open for more than one year, Bob’s net restaurant sales increased by approximately 4.3% for the twelve months ended December 31, 2010 as compared to the same period ended December 31, 2009. However, Bob’s overall sales decreased due to the reduction in number of points of sale (from 59 at December, 2009 to 42 at December, 2010).
     Under the criterion of same store sales, net restaurant sales decreased approximately 3.7% for the KFC brand for the twelve months ended December 31, 2010 as compared to the same period ended December 31, 2009. KFC’s sales were negatively impacted during the first semester of 2010 mainly by the lack of a product category to face aggressive competitors’ prices and weakness on delivery process. Some operating actions like (i) inclusion of lower price combos’s; (ii) contracting a new delivery company; and

(iii) focus on speeding the operations, especially in the busiest time, partially reversed this scenario during the second semester of 2010. Overall KFC’s sales was also negatively impacted by the reduction in number of point of sales (from 12 at December, 2009 to 9 at December, 2010).
     The decreases in the number of point of sales for KFC and Bob’s brands reflect the company’s strategy to limit company direct operations to highly profitable outlets, and to focus on the growth of franchises.
     Under the criterion of same store sales, Pizza Hut’s net restaurant sales increased by approximately 13.2%, for the twelve months ended December 31, 2010 as compared to the same period ended December 31, 2009. Pizza Hut’s sale increase is attributable to changing in menu board as well as implementation of client fidelity program. Pizza Hut’s revenues were also positively impacted due the increase of number of point of sales from 15 at December, 2009 to 17 at December, 2010).
     Doggis’ overall sales increase is mainly attributable to the growth of point of sales (from 3 at December, 2009 to 5 at December, 2010).
     Regarding comparison of 2009 and 2008 revenues, under the criteria of same store sales, which only includes stores that have been opened for more than one year, net restaurant sales increased approximately 4.7% (Bob’s brand) and 0.9% (KFC brand) for the twelve months ended December 31, 2009 as compared to the twelve months ended December 30, 2008.
     Overall restaurant sales increased due to the Pizza Hut operation which brought 15 new points of sales, with additional restaurant revenues of approximately R$48.7 million. In addition, there was an increase of point of sales from 69 (62 Bob’s brand and 7 KFC’s brand) at December 31, 2008 to 71 (59 Bob’s brand and 12 KFC brand) at December 31, 2009. The increase of KFC stores also brought a greater average ticket to restaurant revenues.
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
Net Franchise Revenues
     Net franchise revenues are comprised of initial fees (due upon the signing of a new franchise contract) and royalty fees (a percentage on sales by stores operated by franchisees), as set forth below:

	12 months ended December, 31
R$’000	2010	2009	2008
Net Franchise Royalty Fees	25,282	22,714	19,803
Initial Fee	3,104	1,933	2,624

Net Franchise Revenues	28,386	24,647	22.427

     Net franchise revenues increased R$3.7 million or 15.2% to R$28.4 million for the year ended December 31, 2010, as compared to R$24.6 million and R$22.4 million for the years ended December 31, 2009 and 2008, respectively. These increases are mainly attributable to the growth of our franchise operations from 580 points of sale as of December 31, 2008 to 622 as of December 31, 2009 to 712 as of December 31, 2010.
Currently, the Bob’s brand accounts for most of the franchise activity.
     Alongside the royalty fees and initial fees, the Company receives marketing contributions from franchisees, which are designed to finance corporate marketing investments and are accounted for as discussed in Marketing Expenses.
Revenue from Trade Partners and Other Income
     The Company settles agreements with beverage and food suppliers and for each product, the Company negotiates a monthly performance bonus which will depend on the product sales volume to its chains (including both own-operated and franchise operated). The performance bonus, or vendor bonuses, can be paid monthly or in advance (estimated), depending on the agreement terms negotiated with each supplier. Income from performance bonus is only possible because the number of restaurants that operate throughout Brazil under the prestigious brands, especially Bob’s, franchised by the Company represents an excellent channel for suppliers to increase their sales. Monthly, the Company assesses each product purchase volume by its chains and calculates the performance bonus to receive from each contract. Performance bonus is normally received in cash and rarely in products.
     The income related to performance bonus when received in cash is recognized as a credit in the Company’s income statement under “revenues from trade partners”. Such revenue is recorded when cash from vendors is received, since there is a great difficulty in estimating the receivable amount and significant doubts about its collectability exists until the vendor agrees with the exact bonus amounts.
     The income related to performance bonus when received in products is not material and is recognized as cost reduction. Since they are not material, they do not demand a value entry in the general ledger. Instead, they are recorded as an entry in the auxiliary inventory ledger, reducing the average cost of the inventory. The impact on the income statement occurs only when these products are sold in the stores. During 2010, 2009 and 2008 the Company did not receive any performance bonus in products.
     The main reason for the difference in accounting is that performance bonus received in products represents a tangible gain that can only be earned if sold in the Company’ stores, while performance bonus received in cash can fund any transactions of the Company (e.g. capital expenditure, administrative expenses, franchise expenses, etc).
     When a vendor bonus is received in advance in cash, it is recorded as an entry in the “Banks” account with a corresponding credit in deferred income and is recognized on a straight line basis over the term of the related supply agreement on a monthly basis.
     Performance bonuses may also include Exclusivity agreements, which are normally paid in advance by suppliers.
     The rise in the number of Bob’s brand franchisees, from 622 on December 31, 2009 to 712 on December 31, 2010, together with the expansion of the multi-brand concept, has given the Company’s administrators greater bargaining power with its suppliers.
     In addition, the growth of the franchisee chain has boosted the volume of purchases made from suppliers. According to the terms of its Supply Agreements, this means the Company has benefited from volume-related performance bonuses from its suppliers.
     The increase from 2009 to 2010 is also attributable to four performance bonus contracted during 2010, three of them with new suppliers and one with pre-existing supplier. Two of those suppliers are responsible to two major products of Bobs chain.
     Other income is mainly comprised of lease of Company’s properties and nonrecurring gains.

Store Costs and Expenses
     As a percentage of Total revenues, Store costs and expenses were (69.6%), (73.4%) and (72.7%) for the years ended December 31, 2010, 2009 and 2008, respectively.
     Analyzed as a segment (own-store operations), the respective store costs and expenses for own-operated restaurants as compared to net revenues can be seen below:

R$ 000’	12 Months		12 Months		12 Months
	Ended		Ended		Ended
	31-Dec-10%		31-Dec-09%		31-Dec-08
STORE RESULTS

Net Revenues from Own-operated Restaurants	154,591	100.0%	146,875	100.0%	90,122	100.0%
Store Costs and Expenses
Food, Beverage and Packaging	(53,075)	-34.3%	(51,720)	-35.2%	(34,578)	-38.4%
Payroll & Related Benefits	(34,161)	-22.1%	(33,787)	-23.0%	(24,939)	-27.7%
Restaurant Occupancy	(17,680)	-11.4%	(15,446)	-10.5%	(10,236)	-11.4%
Contracted Services	(18,534)	-12.0%	(16,768)	-11.4%	(10,036)	-11.1%
Depreciation and Amortization	(5,839)	-3.8%	(5,138)	-3.5%	(2,819)	-3.1%
Royalties Charged	(4,962)	-3.2%	(3,537)	-2.4%	(271)	-0.3%
Other Store Costs and Expenses	(9,392)	-6.1%	(9,319)	-6.3%	(6,850)	-7.6%
Total Store Costs and Expenses	(143,643)	-92.9%	(135,715)	-92.4%	(89,729)	-99.6%

STORE OPERATING INCOME	10,948	7.1%	11,160	7.6%	393	0.4%

Food, Beverage and Packaging Costs
     The table below sets forth the cost of food per brand:
Food, Beverage and Packaging (Cost of Food) as a percentage of
Net revenues from own-operated restaurants (Revenues) per brand

	12 Months ended				12 Months ended				12 Months ended
R$’000	December 31, 2010				December 31, 2009				December 31, 2008
Brand	Revenues		Cost of Food	%	Revenues		Cost of Food	%	Revenues		Cost of Food	%
Bob’s	R$	72,104	R$(26,851)	-37.2%	R$	78,686	R$(29,272)	-37.2%	R$	75,133	R$(29,255)	-38.9%
KFC		21,690	(7,975)	-36.8%		18,868	(7,293)	-38.7%		10,640	(4,082)	-38.4%
IRB — Pizza Hut		58,522	(17,032)	-29.1%		48,764	(14,808)	-30.4%		4,349	(1,241)	-28.5%
DOGGIS		2,275	(1,217)	-53.5%		557	(347)	-62.3%		—	—	—

Consolidated	R$	154,591	R$(53,075)	-34.3%	R$	146,875	R$(51,720)	-35.2%	R$	90,122	R$(34,578)	-38.4%

     The overall decrease in the cost of food beverages and packaging as a percentage of Net Revenues from Own-Operated Restaurants from 2009 to 2010 was mainly due to the better gross margin obtained both on the KFC and Pizza Hut points of sale, as well as decreases in the purchase price of French fries, meat hamburgers and packaging.
     The reduction was partially offset by increases in the purchase price of some Bob’s and KFC raw materials: rice, beans, bread, ice cream, chicken and chicken hamburgers.
     The overall decrease of percentage from 2008 to 2009 is mainly due to better gross margin operated by Pizza Hut restaurants. In addition, Bob’s and KFC gross margins were also positively impacted by promotion campaigns that focused products with the greatest value from the brands’ menu.
     Concerning Bob’s brand, the cost of food, beverage and packaging was impacted by increases of the purchase price of products such as soft drinks, ice cream and packaging, and by decreases of purchase price of products such as meat and chicken hamburger.

Payroll & Related Benefits
     The table below sets forth the payroll costs per brand:
Payroll & Related Benefits (Payroll) as a percentage of
Net revenues from own-operated restaurants (Revenues) per brand

	12 Months ended					12 Months ended					12 Months ended
R$’000	December 31, 2010					December 31, 2009					December 31, 2008
Brand	Revenues		Payroll		%	Revenues		Payroll		%	Revenues		Payroll		%
Bob’s	R$	72,104	R$	(16,656)	-23.1%	R$	78,686	R$	(18,523)	-23.5%	R$	75,133	R$	(20,127)	-26.8%
KFC		21,690		(5,465)	-25.2%		18,868		(4,617)	-24.5%		10,640		(3,156)	-29.7%
IRB — Pizza Hut		58,522		(11,223)	-19.2%		48,764		(10,442)	-21.4%		4,349		(1,656)	-38.1%
DOGGIS		2,275		(817)	-35.9%		557		(205)	-36.8%		—		—	—

Consolidated	R$	154,591	R$	(34,161)	-22.1%	R$	146,875	R$	(33,787)	-23.0%	R$	90,122	R$	(24,939)	-27.7%

     The decrease in Payroll & Related Benefits as a percentage of Net Revenues from Own-Operated Restaurants during 2010 was mainly due to reductions in employee transportation costs at KFC and Bob’s restaurants. This decrease was partially offset by the increase in social security charges and wages, as well as the hiring of temporary personnel at some Bob’s points of sale.
     Payroll & Related Benefits decreases during 2009 as a percentage of Net Revenues from Own-Operated Restaurants are mainly due to reduction of the work force at Bob’s outlets and to turn over reduction both at KFC and Bob’s brands, as well as the implementation of manage control techniques such as line bar and floor plan. The Company is still seeking HR policies and motivational campaigns in order to even reduce turnover indicators. Such decrease was partially offset by increase in salaries at KFC and Bob’s outlets and due to higher salaries paid at Pizza Hut’s restaurants as compared to other Company’s brand.

Restaurant Occupancy Costs
     The table below sets forth the occupancy costs per brand:
Restaurant Occupancy (Occupancy) as a percentage of
Net revenues from own-operated restaurants (Revenues) per brand

	12 Months ended					12 Months ended					12 Months ended
R$’000	December 31, 2010					December 31, 2009					December 31, 2008
Brand	Revenues		Occupancy		%	Revenues		Occupancy		%	Revenues		Occupancy		%
Bob’s	R$	72,104	R$	(7,530)	-10.4%	R$	78,686	R$	(8,560)	-10.9%	R$	75,133	R$	(8,359)	-11.1%
KFC		21,690		(2,981)	-13.7%		18,868		(2,417)	-12.8%		10,640		(1,437)	-13.5%
IRB — Pizza Hut		58,522		(6,680)	-11.4%		48,764		(4,377)	-9.0%		4,349		(440)	-10.1%
DOGGIS		2,275		(489)	-21.5%		557		(92)	-16.5%		—		—	—

Consolidated	R$	154,591	R$	(17,680)	-11.4%	R$	146,875	R$	(15,446)	-10.5%	R$	90,122	R$	(10,236)	-11.4%

     The increase in restaurant occupancy costs and other expenses as a percentage of Net Revenues from Own-Operated Restaurants during 2010 was mainly due to the rise in store rents as per the provisions of the rent contracts, by which rent can be increased by one of the Brazilian inflation index (IGP-M), which was 11.3% p.y.. Also, one of the Pizza Hut restaurants had its rent reviewed in court and the Company had to accept a significant occupancy cost increase in order to keep the point of sale.
     Restaurant occupancy costs decrease as a percentage of Net Revenues from Own-Operated Restaurants during 2009 is mainly due to reduction of rent costs on renewals as well as lower cost negotiated on recently open KFC outlets. In addition, there was reduction on store rents derived from contracted annual restatements according to Brazilian inflation measured by the IGP-M index, which was negative during 2009 (annual deflation of 1.72%).

Contracted Services
     The table below sets forth the contracted service costs per brand:
Contracted Services (Services) as a percentage of
Net revenues from own-operated restaurants (Revenues) per brand

	12 Months ended					12 Months ended					12 Months ended
R$’000	December 31, 2010					December 31, 2009					December 31, 2008
Brand	Revenues		Services		%	Revenues		Services		%	Revenues		Services		%
Bob’s	R$	72,104	R$	(7,866)	-10.9%	R$	78,686	R$	(9,124)	-11.6%	R$	75,133	R$	(8,383)	-11.2%
KFC		21,690		(3,239)	-14.9%		18,868		(2,393)	-12.7%		10,640		(1,653)	-15.5%
IRB — Pizza Hut		58,522		(7,112)	-12.2%		48,764		(5,191)	-10.6%		4,349		—	0.0%
DOGGIS		2,275		(317)	-13.9%		557		(60)	-10.8%		—		—	—

Consolidated	R$	154,591	R$	(18,534)	-12.0%	R$	146,875	R$	(16,768)	-11.4%	R$	90,122	R$	(10,036)	-11.1%

     The increase in contracted service expenses as a percentage of net revenues from own-operated restaurants during 2010 was mainly due to higher maintenance and utilities costs at KFC outlets, delivery expenses at Pizza Hut restaurants and security costs at Bob’s points of sale. Contracted services also increased because of new delivery costs incurred by this type of sale at KFC stores.
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
Depreciation and Amortization
     The increases in depreciation and amortization both in 2010 and 2009 are attributable to constant store equipment modernization and the refurbishment of some stores.

Royalties Charged
     The table below sets forth the contracted service costs per brand:
Royalties as a percentage of
Net revenues from own-operated restaurants (Revenues) per brand

	12 Months ended					12 Months ended					12 Months ended
R$’000	December 31, 2010					December 31, 2009					December 31, 2008
Brand	Revenues		Royalties		%	Revenues		Royalties		%	Revenues		Royalties		%
Bob’s	R$	72,104	R$	—	0.0%	R$	78,686	R$	—	0.0%	R$	75,133	R$	—	0.0%
KFC		21,690		(1,070)	-4.9%		18,868		(555)	-2.9%		10,640		(271)	-2.5%
IRB — Pizza Hut		58,522		(3,892)	-6.7%		48,764		(2,982)	-6.1%		4,349		—	0.0%
DOGGIS		2,275		—	0.0%		557		—	0.0%		—		—	—

Consolidated	R$	154,591	R$	(4,962)	-3.2%	R$	146,875	R$	(3,537)	-2.4%	R$	90,122	R$	(271)	-0.3%

     Bob’s has no royalties expenses since the Company owns the brand. Increases in KFC royalties expenses were due to an agreement between the Company and YUM! (owner of KFC brand) through which the royalties would be discounted on 2008 and 2009. Pizza Hut’s royalties figures kept constant from 2009 and 2010. For Doggis brand, the Company has an agreement through which it will pay no royalties for the first ten stores.
Other Store Costs and Expenses
     Other store costs and expenses expressed as a percentage of net revenues from own-operated restaurants stayed at almost the same level during 2010 and 2009.
     Other store cost and expenses as a percentage of Net Revenues from Own-Operated Restaurants decrease during 2009 is attributable to reductions on transportation and on consumption material costs.
Franchise Costs and Expenses
     As a percentage of Total Revenues, Franchise costs and expenses were (5.2%), (4.7%) and (5.0%) for the years ended December 31, 2010, 2009 and 2008, respectively.
     Analyzed as a segment (franchise operations), franchise costs and expenses had the following behavior against net franchise revenues:

R$ 000’	12 Months		12 Months		12 Months
	Ended		Ended		Ended
	31-Dec-09%		31-Dec-08%		31-Dec-07%
FRANCHISE RESULTS

Net Revenues from Franchisees	24,647	100.0%	22,427	100.0%	18,811	100.0%
Franchise Costs and Expenses	(8.619)	-35.0%	(6,207)	-27.7%	(3,623)	-19.3%

FRANCHISE OPERATING INCOME	16,028	65.0%	16,220	72.3%	15,188	80.7%

     The increases in 2009 and 2010 are attributable to the growth of the franchise business and the consequent need to expand its infrastructure. Accordingly, the franchise department took on new staff and its payroll increased as a result. In 2010, the Company also paid a higher bonus to its franchise department employees. The rise in the number of employees also led to increased occupancy costs and transportation expenses in 2010.
Marketing, General and Administrative and Other Expenses
Marketing expenses
     Bob’s Brand
     According to our franchise agreements, the Bob’s marketing fund dedicated to advertising and promotion is comprised of financial contributions paid by the franchisees and contributions by us. The fund is administrated by us and must be used in the common interest of the Bob’s chain, through the best efforts of the marketing department, to increase its restaurant sales.
     The marketing contributions from franchisees are recorded on an accrual basis as assets in accounts receivables and in a cross entry as liabilities in the marketing fund. The contributions due by Venbo are recorded on an accrual basis as marketing expenses and in a cross entry as liabilities in the marketing fund.
     In general, Bob’s franchisees monthly contribute with 4.0% of their monthly gross sales to the Bob’s marketing fund. Since 2006, we have also committed 4.0% of its gross sales from its own-operated restaurant monthly gross sales (sales derived from special events are not subject to such contribution). These contributions can be deducted from our marketing department expenses if previously agreed with the our franchisees. However, the total marketing investments may be greater than 4.0% of combined sales if a supplier makes an extra contribution (joint marketing programs) or if we use more of our own cash on marketing, advertising and promotions.
     We primarily invest the Bob’s marketing fund resources in nationwide advertising programs (commercials or sponsorship on TV, radio and outdoors). Our franchisees may also invest directly in advertising and promotions for their own stores, upon previous consent from us, which freely decides whether the cost of such single advertisement or promotion should be deducted from the marketing contribution owed.
     The Bob’s marketing fund resources are not required to be invested during the same month or year that they were received, but must be used in subsequent periods.
     Periodically, we meet with the Bob’s Franchisee Council to divulge the marketing fund accounts in a report that is similar to a cash flow statement. This statement discloses the marketing contributions received and the marketing expenses, both on a cash basis. To provide absolute transparency and comply with a request received from our franchisees, all the accounts included in the marketing fund are reviewed by independent auditors.

     The balance of any resources from the marketing fund that are not invested is recorded as accrued accounts payable in the balance sheet; this item totaled R$7.8 million as of December 31, 2010.
     This balance represents contributions made by Venbo and franchisees that have not yet been used in campaigns. These balances are, as agreed with the franchisees chain, a Venbo obligation as of that date.
     The marketing fund’s advertising and promotions expenses are recognized as incurred. Total marketing investments financed by the marketing fund amounted to R$19.9 million, R$19.3 million and R$20.3 million for the years ended December 31, 2010, 2009 and 2008, respectively
     KFC and Pizza Hut Brands
     We contribute 0.5% of KFC’s and Pizza Hut’s monthly net sales monthly into a marketing fund managed by YUM! Brands — Brazil. In addition, the Company is also committed to investing 5.0% of KFC’s and Pizza Hut’s monthly net sales in local marketing and advertising.
     The advertising and promotions expenses for KFC and Pizza Hut are recognized as incurred and amounted to R$3.3 million and R$2.7 million for the nine months ended December 31, 2010 and 2009, respectively.
     Doggis Brand
     We are committed to invest at least 4% of the Doggis restaurant sales in local marketing expenses. There is no contribution to a marketing fund.
     Local marketing expenses on advertising and promotions for Doggis are recognized as incurred and amounted R$0.3 million in 2010 and R$0.2 million for its four month period of operations during 2009.
     As a percentage of total revenues, marketing department expenses were approximately (2.5%), (2.2%) and (0.9%) for the twelve months ended December 31, 2010, 2009 and 2008, respectively.

Administrative Expenses
     The following table sets forth the breakdown of Adminisrative Expenses:

	Year Ended December 31,
R$000’	2010	2009	2008
Payroll & Related Benefits	12,328	9,575	7,628
Occupancy expenses	1,378	2,182	1,940
Legal, accounting and consulting	7,948	4,714	3,310
Maintenance Expenses	869	337	629
IT Expenses	1,045	705	777
Travel and transport expenses	940	1,021	550
Bank Charges	460	410	227
Other Administrative Expenses	3,106	2,354	2,381

	28,074	21,298	17,442

     The increase in administrative expenses as a percentage of net revenues from own-operated restaurants observed in 2010 is attributable to: (i) costs of hiring personnel, consult expenses (human resources, accounting and other), investments in improving processes and other and infrastructure developments in order to support our expansion, (ii) legal expenses related to advice and procedures regarding marketing campaigns, franchise agreements and other administrative matters, and (iii) higher expenses related to improvements on computer systems and accounting services, (iv) higher traveling expenses.
     The decrease in administrative expenses as a percentage of net revenues from own-operated restaurants from 2008 to 2009 is attributable to the optimization of administrative structure of personnel in the three brands conducted Pizza Hut, Bob’s and KFC, the first effort done to obtain the synergy from the three brand joint administration.

     Other Operating Expenses
     Other operating expenses are mainly comprised of uncollectible receivables, depreciation, preopening and non recurring expenses.
     The following table sets forth the breakdown of Other Operating Expenses:

	December 31,
R$’000	2010		2009		2008
Uncollectable receivables		939		502		851
Contingencies expenses		4,138		443		—
Depreciation of Headquarters’ fixed assets		609		805		682
Preoperating and other expenses		1,265		2,647		1,343

	R$	6,951	R$	4,397	R$	2,876

During 2010, the Company and its legal advisors reviewed its labor and other contingences and these reviews derived non-recurring charges of approximately R$2.9 million in its income statement. Legal advisors’ review was preponderantly a reclassification of likelihood of loss on some contingencies. In addition, Company agreed to pay R$0.7 million regarding a claim from the Rio de Janeiro municipality related to a additional charge to one Venbo’s property additional Urban Property tax (IPTU) and accordingly accounted it as other operating expenses during 2010.
The Company experienced higher preopening expenditures related to the expansion of KFC and Pizza Hut point of sales during 2009, resulting in increases of such expenses.
Impairment of Assets and Net Result of Assets Sold
     The Company usually reviews its fixed assets in accordance with guidance on the impairment or disposal of long-lived assets in the Property Plant and Equipment Topic of the FASB ASC, which requires that long-lived assets being disposed of be measured at either the carrying amount or the fair value less cost to sell, whichever is lower.
     During the years ended December 31, 2008, 2009 and 2010, our review in accordance with such guidance derived no charge to the income statement.
     During 2010, we sold seven of its eight properties obtaining a non-recurring gain of approximately R$5.4 million. We expect to sell the remaining property during the first quarter of 2011 with additional gain of approximately R$1.7 million (see note 17.b to Consolidated Financial Statements). During 2010, we sold seven of its eight properties obtaining a non-recurring gain of approximately R$5.4 million. We expect to sell the remaining property during the first quarter of 2011 with additional gain of approximately R$1.7 million (see note 17.b to Consolidated Financial Statements). Three own-operated stores and five stores operated by franchisees had their business premises at those sold properties. All of them operate under the Bob’s brand. The sale transaction only included the buildings and improvements on it and did not include either the operating assets or the operation of the stores. Therefore, after the sale of the properties, the Company kept on operating its stores as usual, as did the franchisees. This transaction will enable us to reduce our debt and permit the management to focus its attention on the core restaurant operations.
     Also, during the year of 2010, the Company sold the operating fixed assets of two Bob’s and one KFC stores to franchisees, resulting in another non-recurring gain of approximately R$1.2 million.

INTEREST EXPENSES AND INCOME TAX
Interest Expenses, net
     The decrease of interest expenses as a percentage of total revenues from 2009 to 2010 was mainly due to lower interest rates in 2010 and a decrease in our overall level of indebtedness.
     The reduction of interest expenses from 2008 to 2009 is derived from lower interest rates (average of 19.8% in 2008 contrasted to average of 16.7% in 2009) and to renegotiation of loans.
     INCOME TAXES
     Venbo, CFK and IRB have substantial tax loss carryforward derived from its past negative operating results. Each of these subsidiaries is represented by a separate entity for tax purposes.
     The Company yearly reviews the projections of the taxable results for each of its subsidiaries and, accordingly, adjusts its consolidated deferred income tax assets. Such review derived consolidated positive impact in our income statement of R$0.3 million in 2008 and a consolidated charge of R$1.6 in 2010. During the year of 2009, although, the our forecasts still indicate that future operating results will provide taxable income at its subsidiaries, the review of its deferred income taxes derived no adjustment to its income statements.
     The deferred income tax liability is computed on the not received portion of gain related to properties sales and amount approximately R$2.4 million.

LIQUIDITY AND CAPITAL RESOURCES
(Amounts in Brazilian Reais, unless otherwise stated)
     A) Introduction
     Since March 1996, we have funded our cumulative operating losses worth approximately R$24.9 million and made acquisitions of businesses and capital improvements (including the refurbishment of some of the Company’s stores), for which we used cash remaining at the closure of our acquisition of Venbo, borrowed funds from various sources, and made private placements of our securities. As of December 31, 2010, we had cash on hand of approximately R$16.7 million — which included a R$12.5 million investment in financial funds — and a working capital deficit of approximately R$6.4 million.
     In the past, debts denominated in any other currency than Brazilian Reais increased with the major devaluation of the Brazilian Real at the beginning of 1999. A sequence of years with reduced sales, mainly due to the weak economic environment in Brazil, worsened the situation and we were not able to pay some of its obligations, including taxes. In the following years the payment of taxes in arrears was renegotiated with levels of Brazilian government so they could be paid off in monthly installments.
     With the improvement of the Brazilian economy since 2002, our total revenues have increased and, joined to a capital injection of R$9.0 million, we have started to reduce its debt position. In 2003 we rescheduled much of its debt to the long term. The continued improvement of its sales led us to (i) drastically reduce our debts with financial institutions in 2005; and (ii) extinguish those debts and reverse its financial position to present time deposits with financial institutions at the end of 2006. The improved collection rate from our franchisees, commencing in 2005, also strengthened our current assets. In 2007 and the first three quarters of 2008, we maintained this positive scenario and was able to record positive working capital.
     Since the last quarter of 2008, when we increased our bank debt position in order to fund the acquisition of IRB, the expansion of the KFC stores and the startup of the Doggis brand, these transactions brought the Company’s working capital back into negative territory. We believe that this is a temporary situation which involves no high risks since it would not be difficult to obtain further revolving lines of credit in Brazil. Also, the current positive result and future positive projections made by the independent consultants may invert the situation in the coming years.
     For the year ended December 31, 2010, we had net cash provided by operating activities of R$15.9 million (R$11.1 million in 2009), net cash used in investing activities of R$0.6 million (R$8.8 million in 2009) and net cash used in financing activities of R$11.8 million (provided R$0.5 million in 2009). Net cash used in investing activities was primarily the result of Company’s investment in property and equipment to improve Company’s retail operations, mainly setting up new own-operated KFC and Pizza Hut stores. Net cash used in financing activities was mainly the result of repayments of borrowings from financial institutions to fund to IRB acquisition.
     We have also invested approximately R$1.9 million in the financial market, re-purchasing 335,165 shares that had gained considerable value in the over-the-counter market where they are negotiated.

In 2008, we paid dividends to its shareholders by virtue of its successful reorganization. In 2009 there were no dividends paid to shareholders. In 2010, due to its increased operational margins, we distributed extraordinary cash dividends based on accumulated profits since our last distribution.
     B) Debt Obligation — financial institutions
     As of December 31 2010, we had the following debt obligations with financial institutions:

	December 31,
R$ 000’	2010		2009
Revolving lines of credit (a)	R$	12,386	R$	11,422
Leasing facilities (b)		364		1,373
Other loan (c)		1,329		9,638

		14,079		22,433

Less: current portion		(12,972)		(13,829)

	R$	1,107	R$	8,604

At December 31, 2010, future maturities of notes payable are as follows:

R$ 000’
2011	R$	12,972
2012		1,020
2013		87

	R$	14,079

(a)	Part of this debt (R$7.8 million) is due on demand from two Brazilian financial institutions at interest of approximately 13.5%p.y. Another part (R$4.6 million) is comprised of two loans: one is payable in 12 installments of R$213,000 (ending on December, 2011), plus interest of 16.0%p.y and the other is payable in 25 installments of R$85,000 (ending on January, 2013), plus interest of 16.0%p.y . All the debts of this category are collateralized against certain officers and receivables.

(b)	The debt is comprised of various lease facilities with private Brazilian institutions for the funding of store equipment; payable in a range from one to 10 monthly payments at interest ranging from 14.3% p.y. to 23.4% p.y (ending on October, 2011). All the debts of this category are collateralized against the assets leased.

(c)	Loan taken out with UBS Pactual relate to the acquisition of the Pizza Hut business in Brazil. The repayment of this loan is due in 8 monthly installments (ending on August, 2011), of R$166,000, plus interest of 12.0%p.y. The loan is guaranteed by some of the Company’s properties. During 2010 the Company extinguished in advance three of the four loans that made up the balance with UBS Pactual in December 31, 2009.
     C) Debt Obligation — taxes
     We successfully applied to join two subsequent amnesty programs offered by the Brazilian federal government (REFIS in 1999 and PAES in 2003) to renegotiate Brazilian federal taxes not paid by Venbo in 1999, 2001 and at the beginning of 2002 in arrears. The second amnesty program (PAES) included the balance of the previous one (REFIS) and unpaid 2001 and 2002 federal taxes, as well as Social Security penalties.
     In February 2005, we compared our remaining debt regarding PAES with statements provided by the Brazilian Federal Government. Those statements reported that our total debt would be greater than the figures in our balance sheet, in the amount of approximately R$3.2 million.
     During March, 2005, we filed a formal request with the Brazilian Federal Authorities, claiming to have its total debt reviewed. Such request, reconciled the amounts we had accrued at its accounting books to the amounts reported in the official statement at the same period. We believed that the amounts accrued at the balance sheet as of December 31, 2010, total of R$11.6 million (R$13.0 million in December 31, 2009) are correct, however, there is no assurance that the outcome of this situation will derive further liability to the Company. As of December 31, 2010, the difference between such debt at the statements provided by the Brazilian Federal Government and the statements reported by us was R$4.7 million (R$4.8 million in December 31, 2009).
     In 2008, the Brazilian federal government detected miscalculation of the interest accrued by most companies that had joined both amnesty programs. Our total debt increased R$2.8 million accordingly.

     In accordance to the amnesty programs we have being paying monthly installments equivalent to 1.5% of Venbo’s gross sales, with interest accruing at rates set by the Brazilian federal government, which are currently 6.0% per year (6.0% per year also in 2009).
     During the twelve-month period ended December 31, 2010, we paid approximately R$1.4 million as part of the PAES program and no interest was charged on these payments. During the twelve months of 2009 we paid approximately R$2.1 million, including R$0.3 in interest.
     During the third quarter of 2009, the Brazilian federal government launched a third amnesty program to consolidate balances from previous programs and other fiscal debts. We applied to join this program, but its rules, on debt consolidation and reduction in consequence to number of monthly installments chosen, have not yet been fully formalized by the Brazilian fiscal authorities. At the present moment, we cannot estimate if any material adjustment to its debt will be necessary when consolidated by the Brazilian federal government.
D) Other Obligations
     We also have long-term contractual obligations in the form of operating lease obligations related to the Company’s own-operated stores.
     The future minimum lease payments under those obligations with initial or remaining noncancelable lease terms in excess of one year at December 31, 2010 are as follows:

R$’000	Contractual
Fiscal Year	Leases
2011	16,469
2012	11,934
2013	10,551
2014	9,099
2015	5,452
Thereafter	1,388

Total	54,893

     Rent expense was R$16.3 million for the year ended December 31, 2010 (R$15.1 million in 2009).

     Our capital expenditures for fiscal 2010 were approximately R$8.9 million (R$12.6 million in 2009). We require capital primarily for the improvement of our owned and operated points of sale. Currently, four of our owned and operated retail outlets are located in facilities that we own and all of our other owned and operated retail outlets are located in leased facilities.
     In the past, we generated cash and obtained financing sufficient to meet the our debt obligations. We plan to fund our current debt obligations mainly through cash provided by our operations, borrowings and capital injections.
     The average cost of opening a retail outlet is approximately R$200,000 to R$2,000,000 including leasehold improvements, equipment and beginning inventory, as well as expenses for store design, site selection, lease negotiation, construction supervision and the obtainment of permits.
     We estimate that our capital expenditure for the fiscal year of 2011 to be used for maintaining and upgrading our current restaurant network, making new investments in restaurant equipment, and expanding the KFC, Pizza Hut and Doggis chains in Brazil through own-operated stores, will come to approximately R$9.4 million. In 2011, we intend to focus our efforts on expanding both the number of our franchisees and the number of our franchised retail outlets, neither of which are expected to require significant capital expenditure. In addition, the expansion will provide income derived from initial fees charged on new franchised locations.
     As discussed above, we have contractual obligations in different forms. The following table summarizes our contractual obligations and financial commitments, as well as their aggregate maturities.

R$’000	Contractual
Fiscal Year	Leases	Financial Debt	Fiscal Debt	Total
2011	16,469	12,972	1,580	31,021
2012	11,934	1,020	1,580	14,534
2013	10,551	87	1,580	12,218
2014	9,099	—	1,580	10,679
2015	5,452	—	1,580	7,032
Thereafter	1,388	—	3,739	5,127

Total	54,893	14,079	11,639	80,611

     Lease obligations are usually adjusted to keep in line with inflation, which is currently at 11.3% p.y. Fiscal debts are payable with interest, the rates of which are discussed in letter C above. All the amounts disclosed in the previous tables include interest incurred up to December 31, 2010 on an accrual basis.

     We plan to address our immediate and future cash flow needs by focusing on a number of areas, including:
•	the expansion of our franchisee base, which may be expected to generate additional cash flows from royalties and franchise initial fees without significant capital expenditure;

•	the improvement of food preparation methods in all the stores to increase the chain’s operating margin, including the acquisition of new store equipment and hiring of a consultancy firm for the stores’ personnel training program;

•	the continuation of motivational programs and menu expansion to meet consumer needs and wishes;

•	the improvement and upgrading of our IT system;

•	negotiations with suppliers to obtain significant agreements in long-term supply contracts; and

•	the renegotiation of past due receivables from franchisees.

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
     We annually review our financial reporting and disclosure practices and accounting policies to ensure that they provide accurate and transparent information relative to the current economic and business environment. We believe that of all our significant accounting policies (see Notes to Consolidated Financial Statements or summary of significant accounting policies disclosed more fully described in pages F-8 through F-38), the following involve a higher degree of judgment and/or complexity.
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
     Currently we have approximately 230 franchisees that operates approximately 712 points of sales. A few of them may undergo financial difficulties in the course of their business and may therefore fail to pay their monthly royalty fees.
     If a franchisee fails to pay its invoices for more than six months in a row, one of the following procedures is adopted: either (i) the franchisee’s accounts receivable are written off if the individual invoices are below R$5,000; or (ii) the Company records a provision for doubtful accounts if the individual invoices are over R$5,000 .
     In addition, we record a provision for doubtful receivables to allow for any amounts that may be unrecoverable based upon an analysis of our prior collection experience, customer creditworthiness and current economic trends. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

     Despite writing-off those receivables on the accounting books or recording a provision for doubtful accounts, the finance department keeps these records to conduct the commercial negotiations.
     When a franchisee has past due accounts derived from unpaid royalty fees, we may reassess such debts with the franchisee and reschedule them in installments. We may also intermediate the sale of the franchise business to another franchisee (new or owner of another franchised store) and reschedule such debts as a portion of the purchase price. When either kind of agreement is reached, the Company accounts for these amounts as “renegotiated past due accounts”.
Long-Lived Assets
     We adopted guidance on the impairment or disposal of long-lived assets in the Property Plant and Equipment Topic of the FASB ASC, which requires that long-lived assets being disposed of be measured at either the carrying amount or the fair value less cost to sell, whichever is lower, whether reported in continuing operations or in discontinued operations.
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
     Initial franchise fee revenue is recognized when all material services and conditions relating to the franchise have been substantially performed or satisfied which normally occurs when the restaurant is opened. Monthly royalty fees equivalent to a percentage of the franchisees’ gross sales are recognized when earned.
     We may settle agreements with beverage and food suppliers and may negotiate a monthly performance bonus for each product, based on its volume sold our chains. The performance bonus, or vendor bonuses, can be paid monthly or in advance (estimated), depending on the agreement terms negotiated with each supplier . When received in cash, the performance bonus is straight recognized as a credit in the our income statement (under “revenues from trade partners”), when received in advance, is recorded as an entry in the “Banks” account with counterpart in deferred income (in the liabilities section of the Balance Sheet) and is monthly recognized on a straight line basis over the term of the related supply agreement, and when received in products is recognized as cost reduction.
     Performance bonus is normally received in cash and rarely in products. There were no performance bonus received in products during 2010, 2009 and 2008.

     Revenues obtained by lease of our properties, by administration fees on marketing fund and nonrecurring gains are recognized as other income when incurred.
     The relationship between us and each of its franchisees is legally bound by a formal contract, where the franchisee agrees to pay monthly royalty fees equivalent to a percentage of its gross sales. The formal contract and the franchisees’ sales (as a consequence of their business) address three of four requirements for revenue recognition as per Staff Accounting Bulletin No 104 (SAB 104), issued by the SEC:
•	Persuasive evidence that an arrangement exists — the contract is signed by the franchisee;

•	Delivery has occurred or services have been rendered — franchisee sales are the basis of royalty revenues;

•	The seller’s price to the buyer is fixed or determinable — the contract states that royalties are a percentage of the franchisee’s gross sales;
     We also address SAB104’s fourth requirement for revenue recognition (Collectability is reasonably assured) when recording its revenues. If a franchisee fails to pay its invoices for more than six months in a row, we do not stop invoicing the contracted amounts. However, it does offset any additional revenues from the debtor franchisee.
Marketing fund and expenses
     Bob’s Brand
     According to our franchise agreements, the Bob’s marketing fund to cover advertising and promotion costs comprises the financial contributions paid by the franchisees and also the contributions due by the Company. The fund’s resources are administrated by us and must be used in the common interest of the Bob’s chain to increase its restaurant sales through the best efforts of the marketing department.
     The marketing contribution from franchisees, are recorded on an accrual basis in assets as accounts receivables with a cross entry in liabilities as the marketing fund. The contributions due by Venbo are recorded on an accrual basis as marketing expenses and in a cross entry in liabilities as the marketing fund.
     In general, Bob’s franchisees contribute 4.0% of their monthly gross sales to the Bob’s marketing fund, and since 2006 the Company has also contributed 4.0% of its own-operated restaurants’ monthly gross sales (sales derived from special events are not subject to this contribution). These contributions can be deducted from the our marketing department expenses, if previously agreed with the franchisees. However, the total marketing investments may be greater than 4.0% of combined sales if any supplier makes an additional contribution (joint marketing programs) or if we use more of our own cash on marketing, advertising and promotions.
     We invest the Bob’s marketing fund primarily in nationwide advertising programs (commercials or sponsorship on TV, radio and billboards). Our franchisees may also invest directly in advertising and promotions for their own stores, upon previous consent from us, which freely decides whether the cost of such advertisements or promotions can be deducted from the marketing contribution owed.
     The monies in the Bob’s marketing fund do not have to be invested during the same month or year they are received in, but they must be used in subsequent periods.
     Periodically, we meet with the Bob’s Franchisee Council to divulge the marketing fund accounts through a report similar to a cash flow statement. This statement discloses the marketing contributions received and the marketing expenses, both on a cash basis. To provide absolute transparency and comply with a request by our franchisees, all the accounts included in the marketing fund are reviewed by independent auditors.
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
          KFC and Pizza Hut Brands
     We contributes each month with 0.5% of KFC’s and Pizza Hut’s monthly net sales to a marketing fund managed by YUM! Brands — Brazil. In addition, we are also committed to invest 5.0% of KFC’s and Pizza Hut’s monthly net sales in local marketing and advertising.
     The advertising and promotions expenses for KFC and Pizza Hut are recognized as incurred.
          Doggis Brand
     We invest at least 4% of Doggis’s restaurant sales in local marketing. There is no contribution to a marketing fund.
     The advertising and promotions expenses for Doggis are recognized as incurred.
Income taxes
     We account for income tax in accordance with guidance provided by the FASC ASC on Accounting for Income Tax. Under the asset and liability method set out in this guidance, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities on the financial statements and their respective tax basis and operating loss carry-forwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled.

     Under the above-referred guidance, the effect of a change in tax rates or deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.
     The effect of income tax positions are recorded only if those positions are “more likely than not” of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Currently, we have no material uncertain income tax positions. Although we do not currently have any material charges related to interest and penalties, such costs, if incurred, are reported within the provision for income taxes.
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
     The FASB has issued Accounting Standards Update (ASU) No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The FASB believes these amendments remove potential conflicts with the SEC’s literature. In addition, the amendments in the ASU requires an entity that is a conduit bond obligor for conduit debt securities that are traded in a public market to evaluate subsequent events through the date of issuance of its financial statements and must disclose such date. All of the amendments in the ASU were effective upon issuance (February 24, 2010) except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. As a result of this amendment, we did not disclose the date through which we evaluated subsequent events in this report on Form 10-K.
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
     In June 2009, the FASB issued changes to the guidelines for the consolidation of variable interest entities. These new guidelines determine when an entity that is insufficiently capitalized or not controlled through voting interests should be consolidated. According to this recent accounting pronouncement, the company has to determine whether it should provide consolidated reporting of an entity based upon the entity’s purpose and design and the parent company’s ability to direct the entity’s actions. The guidance was adopted during the 2010 fiscal year and did not impact our consolidated financial position, results of operations or cash flows.
     In January 2010, the FASB issued amendments to the existing fair value measurements and disclosures guidance, which require new disclosures and clarify existing disclosure requirements. The purpose of these amendments is to provide a greater level of disaggregated information as well as more disclosure around valuation techniques and inputs to fair value measurements. The guidance was adopted during 2010 fiscal year and did not impact our consolidated financial position, results of operations or cash flows.
     The FASB has issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. This ASU reflects the decision reached in EITF Issue No. 10-G. The amendments in this ASU affect any public entity as defined by Topic 805, Business Combinations, that enters into business combinations that are material on an individual or aggregate basis. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s)that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.
     The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The guidance was adopted during 2010 fiscal year and did not impact our consolidated financial position, results of operations or cash flows.
     The FASB has issued ASU No. 2010-28, Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This ASU reflects the decision reached in EITF Issue No. 10-A. The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted.
     The Company does not expect that the adoption of this guidance during 2011 fiscal year will materially impact its consolidated financial position, results of operations or cash flows.
     The FASB has issued FASB Accounting Standards Update (ASU) No. 2010-22, Accounting for Various Topics. ASU 2010-22 amends various SEC paragraphs in the FASB Accounting StandardsCodificationTM (Codification) based on external comments received and the issuance of Staff Accounting Bulletin (SAB) No. 112 , which amends or rescinds portions of certain SAB topics. Specifically, SAB 112 was issued to bring existing SEC guidance into conformity with:
•	Codification Topic 805, Business Combinations (originally issued as FASB Statement No. 141 (Revised December 2007), Business Combinations); and

•	Codification Topic 810, Consolidation (originally issued as FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements).
     Such Update was adopted during 2010 fiscal year and did not impact our consolidated financial position, results of operations or cash flows.
     The FASB has issued Accounting Standard Update (ASU) No. 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments to the

Codification in this ASU clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. This ASU codifies the consensus reached in EITF Issue No. 09-E, “Accounting for Stock Dividends, Including Distributions to Shareholders with Components of Stock and Cash.”
     ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.
     Such Update was adopted during 2010 fiscal year and did not impact our consolidated financial position, results of operations or cash flows.
     The FASB issued Accounting Standards Update (ASU) No. 2010-11, Derivatives and Hedging(Topic 815): Scope Exception Related to Embedded Credit Derivatives. The FASB believes this ASU clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Specifically, only one form of embedded credit derivative qualifies for the exemption — one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The amendments in the ASU are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. The adoption of this accounting standard did not impact our consolidated financial position, results of operations or cash flows.
     The FASB has issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require:
•	A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and

•	In the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements.
In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures:
•	For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and

•	A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.
     ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted. The Company does not expect that the adoption of this guidance during 2011 fiscal year will materially impact its consolidated financial position, results of operations or cash flows.
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
     We had a R$13.7 million variable-rate (CDI-based interest) debt outstanding at December 31, 2010, and R$14.7 million outstanding at December 31, 2009. Based on these outstanding amounts, a 100 basis point change in interest rates would raise our interest expense by approximately $0.2 million at December, 2010 and $0.25 million at December 31, 2009. Whenever possible, we make every effort to protect our revenues from foreign currency exchange risks by periodically adjusting our selling prices in Reais.
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

     On October 13, 2009, the SEC released, through Section 7606, a temporary exemption for non-accelerated filers or “small cap companies” from including an attestation report of their independent auditor on internal controls over financial reporting for fiscal years ending before June 15,2010. Such attestation report was previously required pursuant to Section 404 of Sarbanes Oxley Act of 2002.
     The SEC defines non-accelerated filer as the U.S. and foreign companies that have public float (“Market Capital”) less than $75 million. Considering the market value of the period from June 30, 2009 until January 31, 2011, BFFC is a Small Cap corporation, in strict conformity with the average market price of shares and the number of shares outstanding on those dates, as follows:

June 30, 2009:	$29,570,515.23
December 31, 2009:	$41,517,342.30
January 31, 2010:	$40,670,049.60
June 30, 2010 :	$49,142,976.60
December 31, 2010:	$67,868,145.27
January 31, 2011:	$69,478,001.40
Nevertheless, giving the expansion of our group and the growing complexity of our activities in the multi-brand concept, the management decided to discuss below some actions and plans which are in course aiming the improvement of internal controls.
1.	Our activities are essentially focused on the operation of our restaurants and on the revenues provided by our franchisees . Concerning the restaurants (both own operated and operated by franchisees) the main controls of the food service for our clients are performed by the trained employees that operate the stores and by a computer software (“Snack Control”) that registers all transactions, food, currency and tax records. In 2009, decided to upgrade our information system used at our stores and we started the migration of Snack Control to another computer software (“Degust”), a modern software adapted to the present demands of the industry. The migration was totally completed in 2010. Degust system is showing a much better performance and allows us to extend our up-grade of controls to our computerized Enterprise Resource Planning (“ERP”) used for our accounting books. This will be a rather long process that can go through 2011. Franchisees are also satisfied with Degust and this gives us other chances of automate their operation control, targeting a better process of royalties and marketing contribution collection.

2.	Our ERP system (“Protheus”), a software permanently up-dated by the supplier (TOTVS Informatics) was not fully used in its large possibilities, in part due to the weak performance of Snack Control. With the migration to Degust and new hardware, (gradually acquired for our stores along 2009 to support such new store computer system) the management decided to invest in a whole revision of the administrative, financial and fiscal processes. This process revision is still on going and it will be finished along 2011. The new structures of the group and the new management organization designed and fixed at the beginning of 2009, forced new and quicker methods for reliably processing our operations. The management considers that the present processes and control methods are accurate enough to assure an efficient administration of our operation and the emission of trusty financial statements. Nevertheless the company must be prepared for expansion. So the management contracted an independent consulting firm which is specialized in the study and projections of process techniques. The consultants developed in the last quarter of 2009 the first part of the project that is being finished in the first quarter of 2011.

3.	As we informed by the previous reports , we outsourced our accounting and tax activities to Mazars, an multinational business and process outsourced firm specializes in local tax requirement , Brazilian GAAP and US GAAP as well . They started our accounting services in January 2010 but we devoted a whole quarter to assure the migration. Only IRB, our Pizza Hut subsidiary, has its accounting books prepared by ADDCONT, a Brazilian accounting firm that was in charge of these services at IRB for several years before our acquisition.

4.	We prepared and strengthened our expansion services that will have an important role in the development of the franchise operation of KFC and Doggis chains. We improved our methods for selecting franchisees and for the selection of new points of sales. These procedures are the basis of our growing revenues in the next years and at the same time they have a great influence in the control of the franchise operation, with impacts in the brands’ image and in the income we will be able to get from this activity.

5.	No processes can be performing without a tough training of the people that will use and manage them. Thant is the reason that we are investing and training all our employees in terms of systems and good practices . We will improve and expand our Human Resources Department that will be in charge of this program.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING  AND FINANCIAL DISCLOSURE
          None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     As of December 31, 2010, the end of the period covered by this Annual Report on Form 10-K, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of our management, including our Chief

Executive Officer and our Chief Financial Officer. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
     Based upon the foregoing evaluation as of December 31, 2010, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and operating as of December 31, 2010, to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
     Management understands that the set of internal controls applicable to restaurant operations provides us reasonable trust on their performance, aligned with the best practices observed in the Brazilian food service market. Central support to stores is improving along the years adapting the best systems and methods that local suppliers offer for these activities in Brazil. At the same time our management has concluded that our internal control over financial reporting was effective as of December 31, 2010 and provides reasonable assurance regarding the reliability of financial reporting and for the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. The results of management’s assessments were reviewed with the Audit Committee of our Board of directors. Management believes that the improvements we are pursuing through the implementation of the business process redesign project will comply with Sarbanes Oxley 404 rule, in order to be able to report according to this regulation when the market cap threshold will be achieved.
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
Changes in Internal Control over Financial Reporting
     During the year ended December 31, 2010, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for the matters mentioned above.
ITEM 9B. OTHER INFORMATION
          None.

PART III
     ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The items required by Part III, Item 10 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2011 Annual Meeting of Shareholders to be filed on or before April 30, 2011.
     ITEM 11. EXECUTIVE COMPENSATION
     The items required by Part III, Item 11 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2011 Annual Meeting of Shareholders to be filed on or before April 30, 2011.
     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The items required by Part III, Item 12 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2011 Annual Meeting of Shareholders to be filed on or before April 30, 2011.
     ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The items required by Part III, Item 13 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2011 Annual Meeting of Shareholders to be filed on or before April 30, 2011.
     ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The items required by Part III, Item 14 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2011 Annual Meeting of Shareholders to be filed on or before April 30, 2011.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Rio de Janeiro, Federative Republic of Brazil, on the 16th day of February, 2011.

BRAZIL FAST FOOD CORP.
By:	/s/ Ricardo Figueiredo Bomeny
Ricardo Figueiredo Bomeny
President and Chief Executive Officer (Principal Executive Officer)

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated:

/s/ Ricardo Figueiredo Bomeny Ricardo Figueiredo Bomeny	Date: February 16, 2011
Chief Executive Officer and Acting Chief Financial Officer

/s/ Guillermo Hector Pisano Guillermo Hector Pisano	Date: February 16, 2011
Chairman of the Board

/s/ Gustavo Alberto Villela Filho Gustavo Alberto Villela Filho	Date: February 16, 2011
Director

/s/Alexandre Nunes Alexandre Nunes	Date: February 16, 2011
Director

/s/ Marcos Rocha Marcos Rocha	Date: February 16, 2011
Director

/s/ Marcos Gouvêa de Souza Marcos Gouvêa de Souza	Date: February 16, 2011
Director

/s/ Lúcio Montanini Lúcio Montanini	Date: February 16, 2011
Director

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Brazil Fast Food Corp.
Rio de Janeiro, RJ
We have audited the accompanying consolidated balance sheets of Brazil Fast Food Corp. (“the Company”) as of December 31, 2010 and 2009 and the related statements of operations, comprehensive income, shareholders’ equity, and cash flows for the years ended December 31, 2010, 2009 and 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Brazil Fast Food Corp. at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years ended December 31, 2010, 2009 and 2008, in conformity with U.S. generally accepted accounting principles.
Rio de Janeiro, Brazil
February 15, 2011
BDO Auditores Independentes

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands of Brazilian Reais, except share amounts)

	December 31,
	2010		2009
CURRENT ASSETS:
Cash and cash equivalents (note 3)	R$	16,742	R$	13,250
Inventories		3,454		3,762
Accounts receivable (note 4)		15,930		10,342
Prepaid expenses		3,776		3,132
Receivables from properties sale (notes 5 and 17.b)		3,633		—
Other current assets (notes 5 and 17.b)		4,249		3,323

TOTAL CURRENT ASSETS		47,784		33,809

Property and equipment, net (note 6)		29,862		35,003

Deferred charges, net (note 7)		5,866		6,799

Deferred tax asset (note 11)		11,992		13,597

Goodwill (note 2)		799		799

Other receivables and other assets (notes 5 and 17.b)		16,258		10,948

TOTAL ASSETS	R$	112,561	R$	100,955

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable (note 8)	R$	12,972	R$	13,829
Accounts payable and accrued expenses (note 9)		25,848		16,275
Payroll and related accruals		6,571		4,668
Taxes		4,936		3,643
Current portion of deferred income tax (note 11)		1,190		—
Current portion of deferred income (note 12b)		993		2,837
Current portion of contingencies and reassessed taxes (note 12c)		1,580		1,676
Other current liabilities		79		260

TOTAL CURRENT LIABILITIES		54,169		43,188

Deferred income, less current portion (note 12b)		2,702		4,076

Deferred income tax (note 11)		1,262		—

Notes payable, less current portion (note 8)		1,107		8,604

Contingencies and reassessed taxes, less current portion (note 12c)		19,251		18,803

TOTAL LIABILITIES		78,491		74,671

EQUITY
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 5,000 shares authorized; no shares issued				—
Common stock, $.0001 par value, 12,500,000 shares authorized; 8,472,927 shares issued; 8,137,762 shares outstanding for both years 2010 and 2009		1		1
Additional paid-in capital		61,148		61,148
Treasury Stock (335,165 shares for both years 2010 and 2009)		(1,946)		(1,946)
Accumulated Deficit		(24,946)		(33,021)
Accumulated comprehensive loss		(1,091)		(1,077)

TOTAL SHAREHOLDERS’ EQUITY		33,166		25,105

Non-Controlling Interest		904		1,179

TOTAL EQUITY		34,070		26,284

TOTAL LIABILITIES AND EQUITY	R$	112,561	R$	100,955

The accompanying notes are an integral part of the consolidated financial statements.

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(in thousands of Brazilian Reais, except share amounts)

	Year Ended December 31,
	2010		2009		2008
REVENUES
Net Revenues from Own-operated Restaurants	R$	154,591	R$	146,875	R$	90,122
Net Revenues from Franchisees		28,386		24,647		22,427
Net Revenues from Trade Partners		21,104		10,270		8,317
Other Income		2,198		3,098		2,499

TOTAL REVENUES		206,279		184,890		123,365

OPERATING COST AND EXPENSES
Store Costs and Expenses (note 19)		(143,643)		(135,715)		(89,729)
Franchise Costs and Expenses (note 19)		(10,718)		(8,619)		(6,207)
Marketing Expenses		(5,054)		(4,092)		(1,053)
Administrative Expenses (note 14)		(28,074)		(21,298)		(17,442)
Other Operating Expenses (note 15)		(6,951)		(4,397)		(2,876)
Net result of assets sold and impairment of assets		7,367		1,225		(205)

TOTAL OPERATING COST AND EXPENSES		(187,073)		(172,896)		(117,512)

OPERATING INCOME		19,206		11,994		5,853

Interest Expense, net (note 16)		(1,606)		(4,882)		(9,677)

NET INCOME BEFORE INCOME TAX		17,600		7,112		(3,824)

Income taxes — deferred (note 11)		(4,057)		—		311
Income taxes — current (note 11)		(2,278)		(36)		(746)

NET INCOME (LOSS) BEFORE NON-CONTROLLING INTEREST		11,265		7,076		(4,259)

Net (income) loss attributable to non-controlling interest		384		(180)		317

NET INCOME (LOSS) ATTRIBUTABLE TO BRAZIL FAST FOOD CORP.	R$	11,649	R$	6,896	R$	(3,942)

NET INCOME LOSS PER COMMON SHARE
BASIC AND DILUTED	R$	1.43	R$	0.85	R$	(0.48)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC AND DILUTED		8,137,762		8,152,505		8,163,949

The accompanying notes are an integral part of the consolidated financial statements.

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands of Brazilian Reais)

	Year Ended December 31,
	2010		2009		2008
Net Income (Loss) Attributable to Brazil Fast Food Corp.	R$	11,649	R$	6,896	R$	(3,942)
Other comprehensive income (loss):
Foreign currency translation adjustment		(14)		(37)		74

Comprehensive Income (loss) Attributable to Brazil Fast Food Corp.	R$	11,635	R$	6,859	R$	(3,868)

There are no comprehensive income components attributable to non noncotrolling interest, accordingly Consolidated Statements of Comprehensive Income (loss) is stated from Net Income (Loss) attributable to BFFC.
The accompanying notes are an integral part of the consolidated financial statements.

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands of Brazilian Reais, except share amounts)

				Additional						Accumulated		Total		Non-
	Common Stock			Paid-In		Treasury		Accumulated		Comprehensive		Shareholders’		Controlling		Total
	Shares	Par Value		Capital		Stock		Deficit		Loss		Equity		Interest		Equity
Balance, December 31, 2007	8,177,687	R$	1	R$	60,988	R$	(1,060)	R$	(35,296)	R$	(1,114)	R$	23,519	R$	—	R$	23,519

Exercise of options	33,750		—		74		—		—		—		74		—		74

Net Loss	—		—		—		—		(3,942)		—		(3,942)		(317)		(4,259)

Acquisition of Company’s own shares	(62,720)		—		—		(541)		—		—		(541)		—		(541)

Non-Controling interest on IRB Acquisition	—		—		—		—		—		—		—		1,298		1,298

Paid dividend	—		—		—		—		(679)		—		(679)		—		(679)

Cumulative translation adjustment	—		—		—		—		—		74		74		—		74

Balance, December 31, 2008	8,148,717	R$	1	R$	61,062	R$	(1,601)	R$	(39,917)	R$	(1,040)	R$	18,505	R$	981	R$	19,486

Exercise of options	35,000		—		86		—		—		—		86				86

Net income	—		—		—		—		6,896		—		6,896		180		7,076

Acquisition of Company’s own shares	(45,955)		—		—		(345)		—		—		(345)				(345)

Non-Controling interest on Doggis	—		—		—		—		—		—		—		18		18

Cumulative translation adjustment	—		—		—		—		—		(37)		(37)				(37)

Balance, December 31, 2009	8,137,762	R$	1	R$	61,148	R$	(1,946)	R$	(33,021)	R$	(1,077)	R$	25,105	R$	1,179	R$	26,284

Net income	—		—		—		—		11,649		—		11,649		(384)		11,265

Non-Controling Paid in Capital															109		109

Paid dividend	—		—		—		—		(3,574)		—		(3,574)		—		(3,574)

Cumulative translation adjustment	—		—		—		—		—		(14)		(14)				(14)

Balance, December 31, 2010	8,137,762	R$	1	R$	61,148	R$	(1,946)	R$	(24,946)	R$	(1,091)	R$	33,166	R$	904	R$	34,070

The accompanying notes are an integral part of the consolidated financial statements.

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of Brazilian Reais)

	Year Ended December 31,
	2010		2009		2008
CASH FLOW FROM OPERATING ACTIVITIES:
NET INCOME (LOSS) ATTRIBUTABLE TO BRAZIL FAST FOOD CORP.	R$	11,649	R$	6,896	R$	(3,942)
Adjustments to reconcile net income to cash provided by operating activities:

Depreciation and amortization		6,466		5,943		3,501
(Gain) Loss on assets sold and impairment of assets		(7,367)		(1,225)		205
Deferred income tax asset		1,605		—		(4,802)
Deferred income tax liability		2,452
Non-controlling interest		(384)		198		981

Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable		(5,588)		399		(2,124)
Inventories		308		(792)		308
Prepaid expenses and other current assets		(1,570)		(1,394)		(1,393)
Other assets		(860)		(3,232)		(1,871)
(Decrease) increase in:
Accounts payable and accrued expenses		9,573		1,892		7,777
Payroll and related accruals		1,903		103		1,641
Taxes		1,293		1,342		1,323
Other liabilities		171		771		2,897
Deferred income		(3,218)		199		1,132

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES		16,433		11,100		5,633

CASH FLOW FROM INVESTING ACTIVITIES:
Additions to property and equipment		(5,110)		(12,605)		(12,495)
Investiment in subsidiaries acquired		—		—		(4,283)
Goodwill on acquisition		—		—		(2,895)
Goodwill remeasurement		—		2,096		—
Proceeds from sale of property, equipment and deferred charges		4,002		1,733		1,527

CASH FLOWS USED IN INVESTING ACTIVITIES		(1,108)		(8,776)		(18,146)

CASH FLOW FROM FINANCING ACTIVITIES:
Net Borrowings (Repayments) under lines of credit		(8,354)		798		2,927
Acquisition of Company’s own shares		—		(345)		13,737
Non-contoling paid in capital		109		—		(541)
Dividend paid		(3,574)		—		(679)
Proceeds from exercise of stock options		—		86		74

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES		(11,819)		539		15,518

EFFECT OF FOREIGN EXCHANGE RATE		(14)		(37)		74

NET INCREASE IN CASH AND CASH EQUIVALENTS		3,492		2,826		3,079

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR		13,250		10,424		7,345

CASH AND CASH EQUIVALENTS AT END OF YEAR	R$	16,742	R$	13,250	R$	10,424

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

SUPRILOG

In the second half of 2008, the Company began the operation of Suprilog Logística Ltda., which warehouses equipment and spare parts and provides maintenance services for the Company’s own-operated restaurants. It may also be used for some particular re-sale activities of special products or raw materials used in the stores’ operations. Suprilog’s financial figures are fully consolidated in the accompanying financial statements.
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

The Company’s investment of 20% capital interest in BBS is immaterial. BBS began its operation in the last quarter of 2009 and the Company during that year accounted its investments as per the equity method. During 2010 the Company concluded that it has no ability to influence business decision in BBS. Since BBS is qualified as noncontrolling subsidiary, the Company discontinued to accrual its share of losses during 2010. Accordingly investment in BBS is accounted for at cost of acquisition, less the Company’s share of 2009 loss, as per ASC 325-20-35.

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

For the acquisition of a 60% of IRB to be recorded in the accounting books, in the Company’s management requested assistance in obtaining the fair value of IRB’s fixed assets. The assistance included making a financial assessment using discounted cash flows based on assumptions defined in conjunction with the Company’s management. The main purposes of such assessment was to measure the fixed assets acquired as per FASB ASC “Business Combinations”

The Company allocated the fair value of all IRB’s assets and liabilities against an increase of IRB equity. The excess of the fair value of the unit over the amounts assigned to the assets and liabilities is the implied fair value of goodwill, at the amount of R$2.9 million registered in December, 2008 as non-current assets.

These assessments were undertaken to comply with the U.S. GAAP and their findings were analyzed by the Company’s management team and by IRB’s independent auditors. Their conclusion was that the amount allocated as goodwill on December 31, 2008, was adequate.

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

Currently the Company has approximately 230 franchisees that operate approximately 712 points of sales. A few of them may undergo financial difficulties in the course of their business and may therefore fail to pay their monthly royalty fees.

If a franchisee fails to pay its invoices for more than six months in a row, one of the following procedures is adopted: either (i) the franchisee’s accounts receivable are written off if the individual invoices are below R$5,000; or (ii) the Company records an allowance for doubtful accounts with a corresponding reduction in net revenues from franchisees, if the individual invoices are over R$5,000.

In addition, the Company records a provision for doubtful receivables to allow for any amounts that may be unrecoverable based upon an analysis of the Company’s prior collection experience, customer creditworthiness and current economic trends. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

Despite writing-off those receivables on the accounting books or recording an allowance for doubtful accounts, the finance department keeps records of all uncollected receivables from franchisees for purposes of commercial negotiations.

When a franchisee has past due accounts due to unpaid royalty fees, the Company may reassess such debts with the franchisee and reschedule them in installments. The Company may also intermediate the sale of the franchise business to another franchisee (new or owner of another franchised store) and reschedule such accounts receivable as part of the purchase price. When either kind of agreement is reached and collectability of the past due amounts is reasonably assured, the Company records these amounts as “Franchisees — renegotiated past due accounts”.

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

Property and equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation on property and equipment is provided using the straight-line method over the following estimated useful lives of the related assets:

Years
Buildings and building improvements	50
Leasehold improvements	4-10
Machinery and equipment	10-15
Furniture and fixtures	10-15
Software	3 - 5
Vehicles	5

Deferred charges

Deferred charges, which relate to leasehold premiums paid in advance for rented outlet premises are stated at cost, less accumulated amortization. Leasehold premiums related to unprofitable stores are written off.

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

Initial franchise fee revenue is recognized when all material services and conditions relating to the franchise have been substantially performed or satisfied which normally occurs when the restaurant is opened. Monthly royalty fees equivalent to a percentage of the franchisees’ gross sales are recognized in the month when they are earned.

The Company settles agreements with beverage and food suppliers and for each product, the Company negotiates a monthly performance bonus which will depend on the product sales volume to its chains (including both own-operated and franchise operated). The performance bonus, or vendor bonuses, can be paid monthly or in advance (estimated), depending on the agreement terms negotiated with each supplier. When received in cash, the performance bonus is recognized as a credit in the Company’s income statement ( under “revenues from trade partners”). Such revenue is recorded when cash from vendors is received, since there is a great difficulty in estimating the receivable amount and significant doubts about its collectability exists until the vendor agrees with the exact bonus amounts.

When a vendor bonus is received in advance in cash, it is recorded as an entry in the “Banks” account with a corresponding credit in deferred income and is recognized on a straight line basis over the term of the related supply agreement on a monthly basis. When a vendor bonus is received in products it is recognized as a reduction to store costs and expenses.

Performance bonuses are normally received in cash and rarely in products. There were no performance bonus received in products during 2010, 2009 and 2008.

Income obtained by lease of any of the Company’s properties, by administration fees on marketing fund and nonrecurring gains are recognized as other income when earned and deemed realizable.

The relationship between the Company and each of its franchisees is legally bound by a formal contract, where each franchisee agrees to pay monthly royalty fees equivalent to a percentage of its gross sales. The formal contract and the franchisees’ sales (as a consequence of their business) address three of four requirements for revenue recognition as per Staff Accounting Bulletin No 104 (SAB 104), issued by the Security and Exchange Commission:
•	Persuasive evidence that an arrangement exists — the contract is signed by the franchisee;

•	Delivery has occurred or services have been rendered — franchisee sales are the basis of royalty revenues;

•	The seller’s price to the buyer is fixed or determinable — the contract states that royalties are a percentage of the franchisee’s gross sales;

The Company also address SAB104’s fourth requirement for revenue recognition (Collectability is reasonably assured) when recording its revenues. If a franchisee fails to pay its invoices for more than six months in a row, the Company does not stop invoicing the contracted amounts. However, in such cases the Company offsets any additional invoiced amounts with a corresponding full allowance for doubtful accounts.

For purposes of internal and tax reporting, the Company’s subsidiaries record their revenues gross of taxes on sales, since in Brazil these taxes are included both in sales prices and in royalty fees. In addition, because of specific tax rules in Brazil, local companies are required to account for sales, even when they are canceled, by recording a separate caption in the general ledger to offset the original sales amount recorded. However, for external financial reporting purposes, the company states its revenues net of taxes and net of canceled sales (when costumer gives up his order, after it has been printed at the cashier). The following tables set forth gross sales, sales deductions and reported revenues:

R$ ’000	Twelve Months ended 31 December,
	2010	2009	2008
Gross Revenues — Own Operated Restaurants	172,866	164,402	99,748
(-) Tax on revenues	(17,920)	(17,248)	(9,279)
(-) Canceled Sales	(355)	(279)	(347)

Net Revenues — Own Operated Restaurants	154,591	146,875	90,122

R$ ’000	Twelve Months ended 31 December,
	2010	2009	2008
Gross Revenues from Franchisees	32,869	28,632	25,982
(-) Tax on revenues	(4,483)	(3,985)	(3,555)

Net Revenues from Franchisees	28,386	24,647	22,427

R$ ’000	Twelve Months ended 31 December,
	2010	2008	2009
Gross Revenues from Trade Partners	22,505	11,062	9,117
(-) Tax on revenues	(1,401)	(792)	(800)

Net Revenues fromTrade Partners	21,104	10,270	8,317

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

The marketing fund expenses on advertising and promotions are recognized as incurred. Total marketing investments financed by the marketing fund amounted R$19.9 million, R$19.3 million and R$20.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

KFC and Pizza Hut Brands
The Company contributes each month with 0.5% of KFC’s and Pizza Hut’s monthly net sales to a marketing fund managed by YUM! Brands — Brazil. In addition, the Company is also committed to invest 5.0% of KFC’s and Pizza Hut’s monthly net sales in local marketing and advertising.

The advertising and promotions expenses for KFC and Pizza Hut are recognized as incurred.

The marketing expenses on KFC and Pizza Hut advertising and promotions are recognized as incurred and amounted R$4.7 million, R$3.6 million and R$3.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.
Doggis Brand
The Company invests at least 4% of Doggis’s restaurant sales in local marketing. There is no contribution to a marketing fund.

The advertising and promotions expenses for Doggis are recognized as incurred.

Local marketing expenses on Doggis advertising and promotions are recognized as incurred and amounted R$0.3 million and R$0.2 million, for the years ended December 31, 2010 and 2009, respectively.
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

During 2005, the Company’s Board of Directors and a majority of the shareholders of the Company decided that Board compensation would be paid in cash and that no more stock options would be granted. Accordingly, during 2010, 2009 and 2008, no options were granted.

Compensation expense related to share-based awards is generally amortized on a straight-line basis over the vesting period other income (expenses) in the consolidated statement of results. In the beginning of 2009 the last 35,000 outstanding options were exercised and no share-based compensation was charged to Company’s results. In 2008, results included share-based compensation expense of R$5.

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

The Company applied annually impairment tests, mainly at its goodwill, property, equipment and deferred charges. For the year ended December 31, 2010 no adjustments were required according to those tests.

Net income (loss) per common share

The Company applies adopted guidance on Earnings per Share Topic of the FASB ASC, in the calculation of earnings per share. Under this standard, Basic EPS is computed based on weighted average shares outstanding and excludes any potential dilution; Diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock. There were no common share equivalents outstanding as of December 31, 2010, 2009 and 2008 that would have had a dilutive effect on earnings for those respective years.

Reclassifications

The Consolidated financial statements for the years ended December 31, 2009 and 2008 have been restated to conform with the current year presentation.

Recently issued accounting standards

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

The FASB issued Accounting Standards Update (ASU) No. 2010-11, Derivatives and Hedging(Topic 815): Scope Exception Related to Embedded Credit Derivatives. The FASB believes this ASU clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Specifically, only one form of embedded credit derivative qualifies for the exemption — one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature.

The amendments in the ASU are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. The adoption of this accounting standard did not impact our consolidated financial position, results of operations or cash flows.

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
The FASB has issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require:
•	A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and

•	In the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements.
In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures:
•	For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and

•	A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.
ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009,

except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted.

Subsequent Events. We adopted FASB ASC “Subsequent Events” in the second quarter of 2009. This accounting standard establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date; that is, whether that date represents the date the financial statements were issued or were available to be issued. In line with the requirements of this accounting standard for public entities, we evaluate subsequent events through the date the financial statements are issued. FASB ASC “Subsequent Events” should not result in significant changes in the subsequent events that an entity reports in its financial statements, either through recognition or disclosure. The adoption of this accounting standard in the second quarter of 2009 did not impact on our consolidated financial position, results of operations or cash flows. The FASB has issued Accounting Standards Update (ASU) No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The FASB believes these amendments remove potential conflicts with the SEC’s literature. In addition, the amendments in the ASU requires an entity that is a conduit bond obligor for conduit debt securities that are traded in a public market to evaluate subsequent events through the date of issuance of its financial statements and must disclose such date. All of the amendments in the ASU were effective upon issuance (February 24, 2010) except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. As a result of this amendment, we did not disclose the date through which we evaluated subsequent events in this report on Form 10-K.

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

In June 2009, the FASB issued changes to the guidelines for the consolidation of variable interest entities. These new guidelines determine when an entity that is insufficiently capitalized or not controlled through voting interests should be consolidated. According to this recent accounting pronouncement, the company has to determine whether it should provide consolidated reporting of an entity based upon the entity’s purpose and design and the parent company’s ability to direct the entity’s actions. The guidance was adopted during the 2010 fiscal year and did not impact our consolidated financial position, results of operations or cash flows.

In January 2010, the FASB issued amendments to the existing fair value measurements and disclosures guidance, which require new disclosures and clarify existing disclosure requirements. The purpose of these amendments is to provide a greater level of disaggregated information as well as more disclosure around valuation techniques and inputs to fair value measurements. The guidance was adopted during 2010 fiscal year and did not impact our consolidated financial position, results of operations or cash flows.

The FASB has issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. This ASU reflects the decision reached in EITF Issue No. 10-G. The amendments in this ASU affect any public entity as defined by Topic 805, Business Combinations, that enters into business combinations that are material on an individual or aggregate basis. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s)that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.

The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The guidance was adopted during 2010 fiscal year and did not impact our consolidated financial position, results of operations or cash flows.

The FASB has issued ASU No. 2010-28, Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This ASU reflects the decision reached in EITF Issue No. 10-A. The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted.

The Company does not expect that the adoption of this guidance during 2011 fiscal year will materially impact its consolidated financial position, results of operations or cash flows.

The FASB has issued FASB Accounting Standards Update (ASU) No. 2010-22, Accounting for Various Topics. ASU 2010-22 amends various SEC paragraphs in the FASB Accounting StandardsCodificationTM (Codification) based on external comments received and the issuance of Staff Accounting Bulletin (SAB) No. 112 , which amends or rescinds portions of certain SAB topics. Specifically, SAB 112 was issued to bring existing SEC guidance into conformity with:
•	Codification Topic 805, Business Combinations (originally issued as FASB Statement No. 141 (Revised December 2007), Business Combinations); and

•	Codification Topic 810, Consolidation (originally issued as FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements).
Such Update was adopted during 2010 fiscal year and did not impact our consolidated financial position, results of operations or cash flows.

The FASB has issued Accounting Standard Update (ASU) No. 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments to the Codification in this ASU clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. This ASU codifies the consensus reached in EITF Issue No. 09-E, “Accounting for Stock Dividends, Including Distributions to Shareholders with Components of Stock and Cash.” ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. Such Update was adopted during 2010 fiscal year and did not impact our consolidated financial position, results of operations or cash flows.

The FASB issued Accounting Standards Update (ASU) No. 2010-11, Derivatives and Hedging(Topic 815): Scope Exception Related to Embedded Credit Derivatives. The FASB believes this ASU clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Specifically, only one form of embedded credit derivative qualifies for the exemption — one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature.

The amendments in the ASU are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. The adoption of this accounting standard did not impact our consolidated financial position, results of operations or cash flows.

The FASB has issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require:
•	A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and

•	In the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements.
In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures:
•	For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and

•	A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.
ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted. The Company does not expect that the adoption of this guidance during 2011 fiscal year will materially impact its consolidated financial position, results of operations or cash flows.
3	CASH AND CASH EQUIVALENTS

Cash and cash equivalent consists of the following:

	December 31,
R$’000	2010		2009
Cash at point of sales	R$	890	R$	1,435
Cash with money collectors		359		561
Bank accounts		2,907		2,028
Investments funds (a)		12,586		9,226

	R$	16,742	R$	13,250

Bank account figures are comprised of the amount of R$58,000 (R$298,000 in 2009) which is deposited in a financial institution located in the U.S.A. and the remaining balance in financial institutions located in Brazil.

(a)	The Company invests its temporary overflow of cash in financial funds linked, in their majority, to fixed-income securities, with original maturities of less than three months.

4	ACCOUNTS RECEIVABLE

Accounts Receivables consists of the following:

	December 31,
R$’000	2010		2009
Clients — food sales	R$	8,285	R$	6,199
Clients — other		—		102
Franchisees — current accounts		7,070		4,385
Franchisees — renegotiated past due accounts		1,847		1,498
Franchisees — receivable from sales of assets		566		419
Allowance for doubtful accounts		(1,838)		(2,261)

	R$	15,930	R$	10,342

Clients — food sales is comprised of receivables from the sale of products at the Company’s own-operated restaurants, basically from credit card operators. The receivable balance in the “Clients — food sales” account is based on the actual realized value, mainly from credit card companies. As the likelihood of doubtful debts is small, no provision for losses is made.

Franchisees — current accounts is comprised of accrued royalties and marketing fund contributions, receivable from franchisees, whose receipt follows a predictable flow as the payment dates stipulated in the contracts are reached.

Franchisees — renegotiated past due accounts is comprised of accrued royalties and marketing fund contributions, receivable from contracts that have been renegotiated with franchisees that were previously in arrears. Basically, these renegotiations extend the period over which the debt is to be repaid, and include interest rate and inflation adjustments. These renegotiated past due accounts receivable are recorded only when their collectability is deemed reasonably assured.

Franchisees — receivables from sales of assets is comprised, particularly of the sale of machinery and equipment used in fast food operations. It can also include the sale of the business from one franchisee previously in arrears to a new franchisee approved by the Company in order to extinguish its debt with the Company. In this case, the receivable is transferred to the new franchisee.

The Company’s management records an allowance for doubtful accounts for receivables from franchisees, based on the following criteria:

According to US GAAP, the assessment of the balances to be included in accounts receivable should always be based on their expected net realizable value. This assessment should take into account the characteristics of the receivable itself, i.e. its capacity to generate future benefits for the Company.

The Company’s management makes periodic, itemized analyses of the provision for doubtful accounts, by reviewing all accounts that are overdue for more than 180 days. Based on this, a provision is made based on management’s best estimate of what is needed to cover potential losses in the realization of the overdue receivables. This analysis is based on the following criteria:
(a)	significant financial difficulty on the part of the debtor;

(b)	breaking of the terms of the contract, or late or non-payment of interest or principle;

(c)	likelihood that the debtor will file for bankruptcy or another financial renegotiation; or

(d)	adverse alterations to the payment status of the debtors (e.g. increasing number of late payments or increasing number of credit card debtors who have reached their credit limit and are only making the minimum monthly payment);
Accounts receivable increase from 2009 to 2010 is attributable to (i) higher sales at Company ´s own restaurants; (ii) method of payment migration from cash to credit cards; and (iii) increase of number of franchisees deriving a greater amount of monthly royalty fees.
Allowance for doubtful account is mostly related to Franchisee — Current Accounts and its rollfoward is presented below:

Schedule of activity — Allowance for doubtful accounts

	2010	2009
Balance January 1,	R$(2,261)	R$(1,214)

Increase in allowance for doubtful accounts during the year	(939)	(502)
Write-off during the year	1,362	502
Reclassifications		(1,047	) *

Balance December 31,	(1,838)	(2,261)

*	refers to Company’s accounts receivable that were netted against its provision for doubtful account and has been reclassified so that the relation between December 31, 2010 and 2009 is more appropriate.
5	OTHER CURRENT ASSETS, OTHER RECEIVABLES AND OTHER ASSETS

Other assets consist of the following:

R$’000	December 31,
Other current assets:	2010		2009
Witholding taxes	R$	655	R$	600
Receivables from FBD (a)		601		491
Franchise receivable other than royalties (b)		1,589		1,223
Other current receivables		1,404		1,009

	R$	4,249	R$	3,323

R$’000	December 31,
Other receivables and other assets:	2010		2009
Receivables from franchisees — assets sold (c)	R$	660	R$	700
Judicial deposits (d)		9,515		10,134
Properties for sale (e)		1,361		—
Receivable from properties sale, less current portion (e)		4,450		—
Investiment in BBS (Bobs — Chile) (f)		124		15
Other receivables		148		99

	R$	16,258	R$	10,948

(a)	Luft Food Service, former FBD is a centralized warehouse operated by a non-affiliated company that provides storage, transportation and delivery of goods and other materials, like appliances, packaging, cleaning material and uniforms, to all own-operated or franchised restaurants of the Company’s chains.
The Company has centralized purchasing agreements, but all purchase are ordered by and delivered to each restaurant. Occasionally, the Company can sell, through its subsidiaries, to Luft Food Service products that need to be imported directly by the Company and sold to all restaurants of the Company’s chains. In 2010 and 2009, the Company had receivables from Luft Food Service, related to those transactions, in the amount of R$601 thousand and R$491 thousand, respectively.
(b)	Other components of the balance refer to receivables from franchises (which include, rent of properties receivables related to the sale of the Company’s own-operated restaurants assets, e.g. inventories and uniforms) and other current receivables (which include receivables related to reimbursement of expenses incurred by the Company in the franchisee benefit, e.g. during training and delivery operations, and pre-sale of products in events where the Company participates).
(c)	Long term portion of receivables derived from selling of restaurants (fixed assets) to franchisees; and
(d)	Deposits required by Brazilian court in connection to some legal disputes, also discussed at note 12.c;
(e)	Company sold its real state properties as discussed at note 17.b. A portion of the sale was not formalized until December 31, 2010 and the Company recorded the related amount (cost of acquisition, net of accumulated depreciation) as property for sale (R$1,361,000). The amount of R$4,450,000 represents the long term portion of receivables from the property sale which was completed until December 31, 2010. The balance sheet also states the current portion of these receivables in the amount of R$3,633,000.

(f)	Refers to the Company’s investment of 20% capital interest in BBS, a noncontrolling subsidiary (see note 2).
6	PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	December 31,
R$’000	2010		2009
Land	R$	—	R$	2,322
Buildings and building improvements		—		4,831
Leasehold improvements		22,111		18,785
Machinery, equipment and software		32,636		29,177
Furniture and fixtures		6,992		6,147
Assets under capitalized leases		—		1,949
Vehicles		257		409
Work in progress		675		674

		62,671		64,294

Less: Accumulated depreciation and amortization		(32,809)		(29,291)

	R$	29,862	R$	35,003

As discussed in note 17. b) the Company sold its properties during 2010 resulting in non-recurring gain of approximately R$5.4 million..
Also, during 2010, the Company sold the operating fixed assets of two Bob’s and one KFC’s stores to franchisees, resulting in another non-recurring gain of approximately R$1.2 million.
7	DEFERRED CHARGES, NET

Deferred charges consist of the following:

	December 31,
R$’000	2010		2009
Leasehold premiums	R$	13,008	R$	13,120
Franchise Charges		1,337		1,218

Less: Accumulated amortization		(8,479)		(7,539)

	R$	5,866	R$	6,799

8	NOTES PAYABLE

Notes payable consists of the following:

	December 31,
R$000’	2010		2009
Revolving lines of credit (a)	R$	12,386	R$	11,422
Leasing facilities (b)		364		1,373
Other loan (c)		1,329		9,638

		14,079		22,433

Less: current portion		(12,972)		(13,829)

	R$	1,107	R$	8,604

At December 31, 2010, future maturities of notes payable are as follows:

R$000’
2011	R$	12,972
2012		1,020
2013		87

	R$	14,079

a)	Part of this debt (R$7.8 million) is due on demand from two Brazilian financial institutions at interest of approximately 13.5%p.y. Another part (R$4.6 million) is comprised of two loans: one is payable in 12 installments of R$213,000 (ending on December, 2011), plus interest of 16.0%p.y and the other is payable in 25 installments of R$85,000 (ending on January, 2013), plus interest of 16.0%p.y . All the debts of this category are collateralized against Company’s major shareholders and receivables.
(b)	The debt is comprised of various lease facilities with private Brazilian institutions for the funding of store equipment; payable in a range from one to 10 monthly payments at interest ranging from 14.3% p.y. to 23.4% p.y (ending on October, 2011). All the debts of this category are collateralized against the assets leased.
(c)	Loan taken out with UBS Pactual relate to the acquisition of the Pizza Hut business in Brazil (note 1). The repayment of this loan is due in 8 monthly installments (ending on August, 2011), of R$166,000, plus interest of 12.0%p.y. The loan is guaranteed by Company’s major shareholders. (see note 17.b). During 2010 the Company extinguished in advance three of the four loans that made up the balance with UBS Pactual in December 31,2009.
The carrying amount of notes payable approximates fair value at December 31, 2010 because they are at market interest rates.
9     ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses consist of the following:

	December 31,
R$’000	2010		2009
Suppliers	R$	11,065	R$	10,751
Rent payable		2,053		1,657
Consulting fees		878		596
Accrued utilities		998		805
Accrued maintenance		1,034		267
Accrued advertising		254		158
Marketing fund		7,802		1,010
Royalty payable		738		444
Other accrued liabilities		1,026		587

	R$	25,848	R$	16,275

As mentioned at note 2, the balances presented in the caption Marketing Fund represent contributions made by Venbo and by the Bobs’ brand franchisees, but not used in campaigns yet.
The increase of market fund balance from 2009 to 2010 is attributable to a strategy accorded with the Franchisee Council through which the Company reserved a great amount of the fund during the last quarter of 2010 to cover deep marketing actions at the end of 2010. Those actions were compatible to the current competitive scenario and included unprecedented level of broadcasting the Company’s brands through television, radio and outdoors. The payment of those investments was negotiated to take place during the first quarter of 2011.
10	CASH FLOW INFORMATION

Supplemental Disclosure of Cash Flow Information:

	December 31,
R$’000	2010		2009		2008
Interest paid	R$	1,684	R$	4,836	R$	1,644

Income taxes paid	R$	2,260	R$	103	R$	270

11	INCOME TAXES
Tax loss carryforwards through December 31, 2009 relating to income tax were R$59.7 million and to social contribution tax were R$60.5 million, comprised mainly of fiscal results at Venbo, CFK, IRB and DGS. Social contribution tax is a Brazilian tax levied on taxable income and is by its nature comparable to corporate income tax.
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
The following is a reconciliation of the amount of reported income tax benefit and the amount computed by applying the combined statutory tax rate of 34.0% to the loss before income taxes:

	December 31,
R$’000	2010		2009		2008
Tax (expense) income at the combined statutory rate	R$	(5,984)	R$	(2,418)	R$	1,300
Current income tax offset by accumulated tax loss credits		711		—		2,425
Credits derived from equity restructuring		2,424		2,424		2,424
Combined statutory rate applied to differences between taxable results in Brazil and reported results		(3,486)		(42)		(6,584)

Income tax (expense) income as reported in the accompanying consolidated statement of operations	R$	(6,335)	R$	(36)	R$	(435)

Differences between taxable results in Brazil and reported results are primarily due to accrued expenses that are only deductible when paid, such as contingencies. Differences between Brazilian GAAP and U.S. GAAP also result on reconcile of reported income tax.

The following summarizes the composition of deferred tax assets and liabilities and the related valuation allowance at December 31, 2010 and 2009, based on temporary differences and tax loss carry forwards determined by applying rates of 9.0% for social contribution tax and 25.0% for income tax.

	December 31,
R$’000	2010		2009
Deferred tax assets:
Tax loss carry forward	R$	20,369	R$	20,738
Net temporary differences		2,301		784

Total deferred tax assets		22,670		21,522

Valuation allowance		(10,678)		(7,925)

Net deferred tax asset	R$	11,992	R$	13,597

Deferred tax liabilities:
Gain on sale of assets	R$	2,452	R$	—

Total deferred tax liabilities		2,452		—

Less: current portion		(1,190)		—

		1,262		—

Company’s forecasts indicate that future operating results will provide taxable income at Venbo and IRB, therefore the company expects to realize a great portion of its deferred tax assets. The valuation allowance reflects the Company’s assessment of the likelihood of realizing the net deferred tax assets in view of current operations and is mostly comprised of tax loss carryfowards held by the Company through portion of CFK, DGS, Venbo and IRB’s tax losses which is greater than the respective projected taxable income. The increase of valuation allowance form 2009 to 2010 is mainly due to taxable loss during 2010 for CFK and DGS and to adjustment regarding the tax loss at IRB and its projected taxable income.

Deferred tax liabilities are related to income tax on sale of assets, which, according to tax rules in Brazil, are due only when proceeds from those sales are received.

Significant judgment is required in determining income tax provisions and in evaluating tax positions. We establish additional provisions for income taxes when, despite the belief that tax positions are fully supportable, there remain certain positions that do not meet the minimum probability threshold, as defined by the authoritative guidance for uncertainty in income taxes, which is a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority. In the normal course of business, the Company and its subsidiaries are examined by various Federal, State and foreign tax authorities. We regularly assess the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of our provision for income taxes. We continually assess the likelihood and amount of potential adjustments and adjust the income tax provision, the current tax liability and deferred taxes in the period in which the facts that give rise to a revision become known.

12	COMMITMENTS AND LITIGATION

a)	Operating leases
The future minimum lease payments under those obligations with an initial or remaining non-cancelable lease terms in excess of one year at December 31, 2010 are as follows:

R$’000
Fiscal Year	Contractual Leases
2011	16,469
2012	11,934
2013	10,551
2014	9,099
2015	5,452
Thereafter	1,388

Total	54,893

Rent expense was R$16.3 million, R$15.1 million, and R$14.5 million for the years ended December 31, 2010, 2009, and 2008, respectively.

b)	Other commitments
The Company has long term contracts (5 to 10 years) with all of its franchisees. Under these contracts the franchisee has the right to use the Bob’s name and formulas in a specific location or area. The Company has no specific financial obligations in respect of these contracts.
The Company has supply agreements with some of its food and beverage providers, under which the Company receives performance bonus in cash. Amounts received in advance upon such agreements are recorded as deferred income and are being recognized on a straight line basis over the term of such agreements or the related supply agreement.
As of December 31, 2010 the company had the amount of R$0.9 million (R$2.8 million in 2009) recorded as Current portion of Deferred Income and R$2.7 million (R$4.1 million in 2009) as long term Deferred Income as in its balance sheet, related to such commitments.

          c) Reassessed taxes and Contingencies
          Liabilities related to tax amnesty programs and litigation consist of the following:

	December 31,
	2010			2009
			Long			Long
	Total	Current	Term	Total	Current	Term
R$’000	Liability	Liability	Liability	Liability	Liability	Liability
Reassessed taxes
Federal taxes	11,639	1,580	10,059	13,011	1,676	11,335
Contingencies
ISS tax litigation	6,616	—	6,616	5,123	—	5,123
Labor litigation	1,885	—	1,885	2,137	—	2,137
Property leasing litigation and other litigation	691	—	691	208	—	208

TOTAL	20,831	1,580	19,251	20,479	1,676	18,803

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
     During March, 2005, the Company filed a formal request with the Brazilian Federal Authorities, claiming to have its total debt reviewed. Such request, reconciled the amounts the Company had accrued at its accounting books to the amounts reported in the official statement at the same period. The Company believes that the amounts accrued at the balance sheet as of December 31, 2010, total of R$11.6 million (R$13.0 million in December 31, 2009) are correct, however, there is no assurance that the outcome of this situation will derive further liability to the Company. As of December 31, 2010, the difference between such debt at the statements provided by the Brazilian Federal Government and the statements reported by the Company’s was R$4.7 million (R$4.8 million in December 31, 2009).

     In 2008, the Brazilian federal government detected miscalculation of the interest accrued by most companies that had joined both amnesty programs. The Company’s total debt increased R$2.8 million accordingly.
     In accordance to the amnesty programs the Company has being paying monthly installments equivalent to 1.5% of Venbo’s gross sales, with interest accruing at rates set by the Brazilian federal government, which are currently 6.0% per year (6.0% per year also in 2009).
     During the twelve-month period ended December 31, 2010, the Company paid approximately R$1.4 million as part of the PAES program and no interest was charged on these payments. During the twelve months of 2009 the Company paid approximately R$2.1 million, including R$0.3 in interest.
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
     As of December 31, 2010, the Company has totaled R$6.6 million (R$5.1 million in December 31, 2009) in deposits, which is considered by the Company’s management, based on the opinion of its legal advisors, sufficient to cover the Company’s current ISS tax contingencies.
     During the third quarter of 2009, the Company’s claim was partially settled in court. The decision was for Rio de Janeiro municipality to reimburse the Company approximately R$0.5 million taxed before the ISS new legislation was enacted. The Company is studying how probable tax credits to be received from the municipality could be offset against tax to be paid to the municipality, since the Company is being depositing the amount due in court. Because of the uncertainty of realizing this tax credit, the Company did not recognize the related amount as a gain in its Consolidated Income Statements.
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
     As of December 31, 2010 the Company accounted for labor related liabilities the amount of R$1.9 million (R$2.1 million in December 31, 2009), which is considered by the Company’s management, based on the opinion of its legal advisors, sufficient to cover the Company’s current labor contingencies.

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

•	A franchisee of the Company’s became a permanent debtor of royalties and marketing contributions, and the Company, after failing in its attempts to improve his business, finally decided to terminate his franchise contract and close down his stores. After going to court, the Company managed to receive the past due amounts from the franchisee and to terminate the original franchise agreement.

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

•	The owner of a property where the Company held a lease contract for operating one of its stores (closed in 2002) claimed unpaid monetary restatement on rent for a period of two and a half years, totaling R$1.0 million. The Company has reached an agreement to reduce the claim and paid R$700 thousand. The Company is not safeguarded against receiving other lease claims of similarly high amounts.

•	Concerning inquires from the Brazilian Government General Attorney’s Office, the Company has the following issues:
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

b)	questions related to the total taxes paid by Venbo during the Pan American and Para Pan American Games. Although the Company has proved that the taxes were collected according to a special tax regime offered by Rio de Janeiro state, we cannot predict the final outcome.
•	In February 2010, the Brazilian Federal Tax Authorities questioned the procedures that the Company has used in recent years to recover the IPI (a tax on manufactured goods) included in the cost of packaging products bought from different suppliers. The authorities agree that the Company has the right to this tax credit but understand that it should claim it back from the suppliers and not from the government. The Company has already filed its defense but there is no guarantee that it will be successful in avoiding paying around R$1.2 million to the government and charging the suppliers for a reimbursement.
     Based on an analysis of possible losses, taking into account the applicable litigation and settlement strategies of its legal advisors, the Company has sufficient resources to cover its current contingencies.
13	SHAREHOLDERS’ EQUITY
Preferred stock
The Board of Directors of the Company is empowered, without shareholder approval, to issue up to 5,000 shares of preferred stock (the “Preferred Stock”) with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of the Company’s common stock. To date no Preferred Stock had been issued.
Common Stock
The table below states issued, treasury and outstanding shares of common stock:

December 31,
2010 and 2009
Issued shares	8,472,927

Less: Treasury stock	(335,165)

Outstanding shares	8,137,762

Stock repurchase plan
In the last quarter of 2004, the Company’s Board of Directors approved a stock repurchase plan involving the repurchase of as many as 200,000 shares of its own common stock. The plan’s goal is to optimize the cash generated in the United States, and the repurchase limit was increased by 200,000 shares on October 18, 2006.

During 2009, the Company repurchased a total amount of 45,955 shares (62,720 in 2008), under the referred stock repurchase plan. During 2010 the company repurchased any shared.
Up to December 31, 2010, the Company repurchased a total of 335,165 shares and the accumulated stock purchases totaled R$1.9 million. Those transactions are accounted for as a deduction of paid-in capital in the Shareholders’ Equity section of the accompanying balance sheets.
Stock option plan
The Company’s Stock Option Plan terminated on September 17, 2002, ten years from the date of its adoption by the Board of Directors.
During 2005, the Company’s Board of Directors and a majority of its shareholders decided that the Board would pay out compensation in cash and that no more stock options would be granted.
During 2009, options to purchase an aggregate of 35,000 (33,750 in 2008) shares of common stock were exercised, having an aggregate purchase price of $37,100 ($25,175 in 2008) equivalent to R$85,000 (R$74,000 in December 31, 2008).
Intrinsic value for stock options is defined as the difference between the current market value and the exercise price. The total intrinsic value of stock options exercised during the period of 2009 was approximately $94,150 (approximately $150,075 in 2008). The total intrinsic value of options exercisable at December 31, 2008 was approximately US$104,650. There were no options exercisable at December 31, 2009 and 2010.
After those options which were exercised during 2009, the Company has no further exercisable options, under the Company’s Stock Option Plan.
During 2010 there was no option activity. Option activity for the years ended December 31, 2009 and 2008 is summarized as follows:

	2009		2008
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Options outstanding at beginning of year	35,000	$1.06	68,750	$1.22
Granted	—	—	—	—
Exercised	(35,000)	1.06	(33,750)	1.39
Expired	—	—	—	—
Canceled	—	—	—	—

Options outstanding at December 31,	—	$—	35,000	$1.06
Options exercisable at December 31,	—	$—	35,000	$1.06

Dividend payable
The Company has had a policy of retaining future earnings for the development of its business. In 2006, the Company followed a restructuring strategy and consolidated all its businesses in Brazil through a holding company subsidiary. In subsequent years, the Company invested in new concepts, new brands and new activities and became a multi-brand organization, highly recognized in Brazil. In 2008, by virtue of the Company’ successful reorganization, its Board of Directors decided to distribute cash dividends to its shareholders in the amount of $0,05 per share (total of R$679,000).
In 2009 there were no dividends paid to shareholders.
The Company’s dividend policy is subject to the discretion of the Board of Directors and depend upon a number of factors, including future earnings, financial condition, cash requirements, and general business conditions. Each year, the Board of Directors discusses the Company’s profits distribution while considering its investment programs.
In 2010, due to its increased operational margins, the Company’s Board of Directors met and declared dividend in the amount of $0.25 per share. Accordingly, a total of R$3,574,000 was paid on July 31, 2010. The amount distributed was determined based on accumulated profits from the Company’s last dividend distribution
In order to fund the dividend distribution, BFFC Corporation obtained an intercompany loan with one of its subsidiaries and this transaction was subject to income tax charges, which were mostly offset by its income tax credits.
14	ADMINISTRATIVE EXPENSES
Administrative Expenses consist of the following:

	Year Ended December 31,
R$000’	2010	2009	2008
Payroll & Related Benefits	12,328	9,575	7,628
Occupancy expenses	1,378	2,182	1,940
Legal, accounting and consulting	7,948	4,714	3,310
Maintenance Expenses	869	337	629
IT Expenses	1,045	705	777
Travel and transport expenses	940	1,021	550
Bank Charges	460	410	227
Other Administrative Expenses	3,106	2,354	2,381

	28,074	21,298	17,442

15	OTHER OPERATING EXPENSES
Other expenses consist of the following:

	December 31,
R$’000	2010		2009		2008
Uncollectable receivables		939		502		851
Contingencies expenses		4,138		443		—
Depreciation of Headquarters’ fixed assets		609		805		682
Preoperating and other expenses		1,265		2,647		1,343
	R$	6,951	R$	4,397	R$	2,876
During 2010, the Company and its legal advisors reviewed its labor and other contingences and these reviews derived non-recurring charges of approximately R$2.9 million in its income statement. Legal advisors’ review was preponderantly a reclassification of likelihood of loss on some contingencies. In addition, Company agreed to pay R$0.7 million regarding a claim from the Rio de Janeiro municipality related to a additional charge to one Venbo’s property additional Urban Property tax (IPTU) and accordingly accounted it as other operating expenses during 2010.
The Company experienced higher preopening expenditures related to the expansion of KFC and Pizza Hut point of sales during 2009, resulting in increases of such expenses.

16 INTEREST EXPENSE, NET
Interest Expenses, net consist of the following:

	December 31,
R$’000	2010		2009		2008
Interest income		1,951		1,424		1,896
Interest expenses		(3,558)		(6,306)		(11,573)

	R$	(1,606)	R$	(4,882)	R$	(9,677)

During 2008, the account Interest Expenses, net was significantly burden by the loans agreement renegotiation within UBS Pactual, (see note 8), as well as, by the monetary restatement and interest recalculation of Federal Taxes and Social Security penalities - PAES (see note 12), in the amounts of R$6.7 million and R$2.8 million, respectively.
The decreases of interest expenses in 2009 and in 2010 were mainly due to constant lower interest rates and continuous decrease in the Company’s overall level of indebtedness.
17 TRANSACTIONS WITH RELATED PARTIES
     a) Franchisee receivables
Among all 712 franchised Bobs’ point of sales (“POS”), 18 stores (25 stores in 2009) are franchised with Mr Romulo Fonseca and 5 stores (33 stores in 2009) are franchised with Mr. Jose Ricardo Bomeny. Both individuals are Company’s shareholders. All franchise transactions with those related parties are made at usual market value and at December 31, 2010 the Company account receivables included R$176 (R$700,247 in 2009) from them. During 2010, Mr. Jose Ricardo Bomeny sold most of his franchised stores to unrelated third parties.
     b) Sale of assets
During the third quarter of 2010 the Company sold all its eight properties to Bigburger Ltda. and CCC Empreendimentos e Participações Ltda., entities controlled by Mr. José Ricardo Bomeny and Rômulo B. Fonseca, respectively, two major shareholders of the Company. Three own-operated stores and five stores operated by franchisees had their business premises at those sold properties. All of them operate under the Bob’s brand. The sale transaction only included the buildings and improvements on it and did not include either the operating assets or the operation of the stores. Therefore, after the sale of the properties, the Company kept on operating its stores as usual, as did the franchisees.
This transaction was conducted at estimated fair value and will result in sale proceed of R$13.5 million on assets with book value of R$6.4 million. Management prepared the fair value estimates for these asset sales and in doing so considered the valuation reports of third-party real state consultants.
By December 31, 2010, much of the transaction had already been concluded (seven of the eight properties sold), for which reason the company accounted for a net gain of R$5.4 million (R$3.6 million, net of income taxes) in the accompanying operating results. Some minor legal issues have held up the sale of the one remaining property, though this is expected to be concluded in the first quarter of 2011, bringing expected additional gains to be accounted for of approximately R$1.7 million(R$1.1 million, net of income taxes). The portion of assets which were not sold until December 31, 2010 were reclassified to the account Properties for sale (part of “Other receivable and other assets — see note 5) considering their net cost value (R$1.3 million).
The terms of the sale included a down-payment of approximately 20% of the total amount, with the balance to be paid in 24 monthly installments. The buyers also accepted certain conditions to protect the Company’s long-term interests, including the maintenance of existing rental agreements and loan guarantees. All payments due until December 31, 2010,( in amount of approximately R$3.3 million) were received by the Company. The short term portion of those receivables is stated as “Receivables from properties sale” in the balance sheet and the long term portion is stated as part of “Other receivable and other assets”. The Company evaluates the status of those receivables and concluded that there is no restriction to its collectability.
This transaction will enable the Company to reduce its debt and permit management to focus its attention on the core restaurant operations.
18 SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
     (In thousand of Brazilian Reais, except share amounts)

	2010
	First	Second	Third	Fourth
R$’000	Quarter	Quarter	Quarter	Quarter
Net Restaurant Sales	38,277	35,173	38,938	42,203
Net Franchise Revenues	6,594	6,054	7,100	8,638
Operating income	2,287	1,383	9,460	6,076
Net income — before non-controlling interest	1,880	254	5,282	4,233
Basic and diluted income per share	0.23	0.03	0.65	0.52
Weighted average common shares outstanding	8,137,762	8,137,762	8,137,762	8,138,321

R$’000	2009
Net Restaurant Sales	34,974	33,356	36,986	41,559
Net Franchise Revenues	6,092	4,936	6,120	7,499
Operating income	1,832	1,670	3,299	5,193
Net income — before non-controlling interest	1,123	350	2,151	3,272
Basic and diluted income per share	0.14	0.04	0.26	0.41
Weighted average common shares outstanding	8,172,166	8,157,902	8,142,061	8,138,321

19 SEGMENT INFORMATION
     Through the Company’s wholly-owned subsidiary, Venbo, which conducts business under the trade name “Bob’s”, the Company owns and operates, both directly and through franchisees, Brazil’s second largest fast food hamburger restaurant chain. Currently, the Company operates 42 points of sale under the Bob’s brand.
     Since April 2007, the Company has operated the KFC brand in Brazil through its wholly-owned subsidiary, CFK. Presently, the Company operates 9 stores in Rio de Janeiro under the trade name KFC.
     Since December 1, 2008, the Company has operated the Pizza Hut brand in São Paulo, Brazil, through its subsidiary IRB. It currently operates 18 stores under the Pizza Hut brand.
     Since September, 2008, the Company has operated the Doggis brand in Rio de Janeiro through its subsidiary, DGS. At present, the Company operates four stores under the Doggis trade name.
     Currently, most of the Company’s operations are concentrated in southeastern Brazil. As of December 31, 2010, all point sales operated by the Company listed above were located at that region which provided more than 99.0% of total Net Revenues from Own-operated Restaurants for the year. In addition, from the total of 712 franchise-operated point of sales,369 were located at the same region, providing 56.1% of Net Revenues from Franchisees.
     Outside Brazil, the Bob’s brand is also present through franchise operations in Angola, Africa (three stores) and, since the last quarter of 2009, in Chile, South America (four stores). These operations are not material to our overall results.
     The Company manages and internally reports its operations in two segments: (1) own-stores operations (2) franchise operations.The following tables present the Company’s revenues, costs/expenses and operating income per segment:

	Results from own-stores operations
	Year Ended December 31,
R$000’	2010		2009		2008
Revenues	R$	154,591	R$	146,875	R$	90,122
Food, Beverage and Packaging		(53,075)		(51,720)		(34,578)
Payroll & Related Benefits		(34,161)		(33,787)		(24,939)
Restaurant Occupancy		(17,680)		(15,446)		(10,236)
Contracted Services		(18,534)		(16,768)		(10,036)
Depreciation and Amortization		(5,839)		(5,138)		(2,819)
Royalties charged		(4,962)		(3,537)		(271)
Other Store Costs and Expenses		(9,392)		(9,319)		(6,850)

Total Own-stores cost and expenses		(143,643)		(135,715)		(89,729)

Operating margin	R$	10,948	R$	11,160	R$	393

	Results from franchise operations
	Year Ended December 31,
R$000’	2010		2009		2008
Revenues	R$	28,386	R$	24,647	R$	22,427
Payroll & Related Benefits		(6,696)		(5,393)		(3,110)
Occupancy expenses		(796)		(709)		(671)
Travel expenses		(1,137)		(784)		(758)
Contracted Services		(775)		(715)		(665)
Other franchise cost and expenses		(1,314)		(1,018)		(1,003)

Total franchise cost and expenses		(10,718)		(8,619)		(6,207)

Operating margin	R$	17,668	R$	16,028	R$	16,220

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

Company’s also manage its business concerning each of the brands it operates. Own-stores operation conducted by the Company provided the following figures per brand:

	Results from Bob’s brand operations						Results from KFC’s brand operations
	Year Ended December 31,						Year Ended December 31,
R$000’	2010		2009		2008		2010		2009		2008
Revenues	R$	72,104	R$	78,686	R$	75,133	R$	21,690	R$	18,868	R$	10,640
Food, Beverage and Packaging		(26,851)		(29,272)		(29,255)		(7,975)		(7,293)		(4,082)
Payroll & Related Benefits		(16,656)		(18,523)		(20,127)		(5,465)		(4,617)		(3,156)
Occupancy expenses		(7,530)		(8,560)		(8,359)		(2,981)		(2,417)		(1,437)
Contracted Services		(7,866)		(9,124)		(8,383)		(3,239)		(2,393)		(1,653)
Depreciation and Amortization		(2,507)		(2,569)		(2,611)		(1,049)		(879)		(95)
Royalties charged		—		—		—		(1,070)		(555)		(189)
Other Store Costs and Expenses		(5,513)		(5,800)		(6,356)		(1,225)		(676)		(305)

Total Own-stores cost and expenses		(66,923)		(73,848)		(75,091)		(23,004)		(18,830)		(10,917)

Operating margin	R$	5,181	R$	4,838	R$	42	R$	(1,314)	R$	38	R$	(277)

							Results from
	Results from Pizza Hut’s brand operations						Doggi’s brand operations
	Year Ended December 31,						Year Ended December 31,
R$000’	2010		2009		2008 **		2010		2009 ***
Revenues	R$	58,522	R$	48,764	R$	4,349	R$	2,275	R$	557
Food, Beverage and Packaging		(17,032)		(14,808)		(1,241)		(1,217)		(347)
Payroll & Related Benefits		(11,223)		(10,442)		(1,656)		(817)		(205)
Occupancy expenses		(6,680)		(4,377)		(440)		(489)		(92)
Contracted Services		(7,112)		(5,191)		—		(317)		(60)
Depreciation and Amortization		(2,055)		(1,658)		(113)		(228)		(32)
Royalties charged		(3,892)		(2,982)		—		—		—
Other Store Costs and Expenses		(2,496)		(2,798)		(271)		(158)		(45)

Total Own-stores cost and expenses		(50,490)		(42,256)		(3,721)		(3,226)		(781)

Operating margin	R$	8,032	R$	6,508	R$	628	R$	(951)	R$	(224)

*	Pizza Hut’s 2008 figures are comprised of one month, since its operations started on December 1, 2008.

**	Doggi’s 2009 figures are comprised of four months, since its operations started on September 1, 2009.

Below we provide the segment information and its reconciliation to the Company’s income statement:

	Year ended December 31,
R$000’	2010		2009		2008
Bob’s Operating Income	R$	5,181	R$	4,838	R$	42
KFC’s Operating Income (Loss)		(1,314)		38		(277)
Pizza Hut’s Operating Income		8,032		6,508		628
Doggi’s Operating Loss		(951)		(224)		—

Total Operating Income		10,948		11,160		393

Income from franchise operations		17,668		16,028		16,220

Unallocated Marketing Expenses		(5,054)		(4,092)		(1,053)
Unallocated Administrative Expenses		(28,074)		(21,298)		(17,442)
Unallocated Other Operating Expenses		(6,951)		(4,397)		(2,876)
Unallocated Net Revenues from Trade Partners		21,104		10,270		8,317
Unallocated Other income		2,198		3,098		2,499
Unallocated Net result of assets sold and impairment of assets		7,367		1,225		(205)
Unallocated Interest Expenses		(1,606)		(4,882)		(9,677)

Total Unallocated Expenses		(11,016)		(20,076)		(20,437)

NET INCOME (LOSS) BEFORE INCOME TAX		17,600		7,112		(3,824)

EXHIBIT INDEX

Exhibit No.		Description
3.1		Certificate of Incorporation of the Registrant, as amended (1)

3.2		By-laws of the Registrant (2)

10.1		Amended and Restated 1992 Stock Option Plan (2)

21.1		Subsidiaries of Registrant (3)

24.1		Power of Attorney (comprises a portion of the signature page of this report)

31.1	*	Certification by Ricardo Figueiredo Bomeny, Chief Executive Officer and Acting Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification by Ricardo Figueiredo Bomeny, Chief Executive Officer and Acting Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

(1)	Filed as an exhibit to Registrant’s Registration Statement on Form S-1 (File No. 333-3754).

(2)	Filed as an exhibit to Registrant’s Registration Statement on Form S-1 (File No. 33-71368).

(3)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 0-23278).