Form 10-K/A
period 2010-12-31
BRAZIL FAST FOOD CORP
filed 2011-04-29
CIK 914537

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑
     As of April 29, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $96,659,005 computed by reference to the average bid and asked price of such common stock.
8,129,437
(Number of shares outstanding of the Registrant’s common stock as of April 29, 2011)
Document incorporated by reference: see Explanatory Note below.

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A hereby amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which Brazil Fast Food Corp. (the “Company”) previously filed with the Securities and Exchange Commission (“SEC”) on February 16, 2011. We are filing this amendment to add certain information required in Part III, Items 10 through 14.

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
     Certain information regarding our executive officers and directors is set forth below.

		Position and Offices	Director
Name	Age	Presently Held	Since
Guillermo Hector Pisano	72	Director	2002
Gustavo Alberto Villela Filho	64	Director	2007
Lúcio Cesar Montanini	54	Director	2009
Marcos Gouvêa de Souza	63	Director	2009
Alexandre F. Nunes	45	Director	2009
Marcos Rocha	47	Director	2009
Gilberto Tomazoni	51	Director	2010
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
     Gilberto Tomazoni, 51, has been invited to cooperate as a special member in the BFFC Board in October 2009 and has been elected director in 2010. He has developed a long and outstanding professional career in SADIA, one of the most important industries in the Brazilian food market. Beginning in 1983 as a design engineer he became Sadia’s CEO from 2005 to 2009. In 2009 he joined the Bunge Group , another important international company in agribusiness and food market, as Foods & Ingredients Vice President. Tomazoni is a Mechanical Engineer from the Federal University of Santa Catarina and he has a degree in Management Development from the West University of SC. He assisted also to several courses in Braziian institutions and e Total Quality Management course in Japan. He is and has been a member of the board of different companies as Excelsior Alimentos (Chairman), KS (a joint venture between Kraft and Sadia), Concórdia Russia (joint venture with Miratory creating a new plant in Kaliningrado), Sadia Chile, Sadia GMBH (holding for international investments) and the Chamber of Commerce and Industry Tourism Brazil Russia. Tomazoni was the CEO in Sadia Argentina and in Sadia International and he is a member of the International Advisory Council of the Fundação Dom Cabral, a Brazilian Institution devoted to Superior Educational Degrees and he is a Superior Strategic Board Member of the Santa Catarina Industrial Federation.
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
Meetings and Committees of the Board of Directors
     The Board of Directors held six meetings during the year ended December 31, 2010, and each of our directors attended all of those meetings. The Board of Directors has two standing committees, the Audit Committee and the Compensation Committee. The Board of Directors does not have a standing nominating committee. The Board of Directors believes that questions regarding the nomination of directors are better addressed by the Board of Directors as a whole.
     Audit Committee. The Audit Committee of our Board of Directors is charged with the review of the activities of our independent auditors, including, but not limited to, establishing our audit policies, selecting our independent auditors and overseeing the engagement of our independent auditors. The Audit Committee is comprised of Mr. Pisano, Mr. Montanini and Mr. Rocha with Mr. Montanini as the Chairman. The Board has also confirmed Mr. Montanini as the qualified “audit committee financial expert” as defined by the rules promulgated by the Securities and Exchange Commission (the “SEC”). The Audit Committee held three meetings during the year ended December 31, 2010 with all of its members in attendance.
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

     Compensation Committee. The Compensation Committee of our Board of Directors is charged with reviewing and recommending to our Board of Directors compensation programs for our executive officers and key employees. The Compensation Committee, which is currently composed of Messrs Gouvea de Souza, Villela Filho and Pisano held three meetings during the year ended December 31, 2010.
Compliance with Section 16(a) of the Securities Exchange Act
     Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, as well as those persons who own more than 10% of our Common Stock, to file reports of ownership and changes in ownership with the SEC. These persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such forms, or written representations from certain reporting persons that no such forms were required, we believe that during the fiscal year ended December 31, 2010, all filing requirements applicable to our officers, directors and greater than 10% owners of our Common Stock were met.
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
Compensation Committee Interlocks and Insider Participation
     Two of the members of our Compensation Committee didn’t serve as an officer or an employee of the Company or any of its subsidiaries during the fiscal year ended on December 31, 2010. There was no material transaction between us and any of the members of the Compensation Committee during the fiscal year ended December 31, 2010.
Summary Compensation
     The following table presents certain summary information concerning compensation earned for services rendered in all capacities by the individual who served as Chief Executive Officer whose total annual salary and bonus exceeded $100,000 during the fiscal year ended December 31, 2010 (the “Named Executive Officers”).

Annual Compensation(1)
					Compensation Awards
					Securities
				Other Annual	Underlying Options	All Other
Name and Principal Position	Year	Salary ($)	Bonus($)	Compensation ($)	(#)	Compensation ($)
Ricardo Figueiredo Bomeny	2010	203,313	35,078	—	—	—
Chief Executive Officer	2009	169,000	84,000
	2008	152,379	59,483	21,769	—	—

Stock Option Grants and Exercises
     There were no stock option grants issued by us to the Named Executive Officer during the year ended December 31, 2009 and 2010. Our stock option plan had concluded and we haven’t implemented a new program since then.
Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values
     Our Named Executive Officer didn’t receive or exercise stock options during the year ended December 31, 2010.
Employment Agreement
     We have an employment agreement, renewable each three years at our option, with Ricardo Figueiredo Bomeny our Chief Executive Officer and also a General Manager (“Diretor Superintendente”) of our wholly owned subsidiary BFFC do Brasil Ltda, a holding company that controls all our activities and brands. Mr Ricardo F. Bomeny is also the General Manager of all the subsidiaries of BFFC do Brasil, namely Venbo Comércio de Alimentos Ltda, CFK Comércio de Alimentos Ltda., Internacional Restaurantes do Brasil S.A., DGS Comércio de Alimentos S.A. and Suprilog Logística Ltda. In 2005, Mr. Bomeny’s agreement was renewed for three years in January 2009. His salary was adjusted to R$28,000 per month or $13,000 per month, plus a cash bonus up to R$168,000 or $76,000 approximately, provided Mr. Bomeny meets certain specific performance objectives. Since March 2010 Mr. Bomeny ´s salary was adjusted to R$28,350 per month ( approximately $17,078).
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

     Individual performance reviews are generally conducted annually. Compensation in 2010 was based on an individual’s sustained performance and the achievement of our revenue, income, and earnings per share goals. We do not assign specific weighing factors when measuring performance; rather, subjective judgment and discretion are exercised in light of our overall compensation philosophy. The targets for assigning bonus consider financial parameters as well as the complying of strategic goals as acquisitions, mergers, brands expansion and others stated in the annual revision of the long term planning. Base salary is determined by evaluation of individual responsibility and performance and aligned with Brazilian market.
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
     During 2010, we paid Mr. Bomeny a salary of R$337,500 or approximately $203,313.25. In addition, we paid compensation for task accomplishment awarded by the Board in the amount of approximately $35,078.31
Tax Considerations
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
     Since the new Board of Directors were elected on September 29, 2009, the Compensation Committee decided to award all independent members of the Board an annual sum of R$36,000.00 (approximately $20,000) and this was approved by the Board of Directors. During the fiscal year ended December 31,2010 the amount paid for the all members of the Board was a annual sum of R$ 310,671 (approximately $187,151) .

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     The following table sets forth certain information as of April 29, 2010 with respect to the beneficial ownership of our Common Stock by: (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (ii) our Chief Executive Officer; and (iii) each of our directors and all executive officers, directors and nominees as a group. The total number of our shares outstanding as of April 29, 2010 was 8,129,437.

		Percent of Common
	Number of Shares	Stock Beneficially
Name	Beneficially Owned	Owned
Ricardo F. Bomeny	250,000	3.08%
Guillermo Pisano	8,750	*
Marcos Rocha	1,539	*
Alexandre F. Nunes	0	*
Gustavo Alberto Villela Filho	0	*
Lúcio Cesar Montanini	0	*
Marcos Gouvêa de Souza	0	*
Gilberto Tomazoni	0	*
All executive officers and directors as a group (8 persons)	260,289	3.2%
Romulo B. Fonseca	2,811,533	34.6%
José Ricardo B. Bomeny	1,712,764	21.1%
Mexford Resources	830,000	10.2%

*	Less than one percent

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
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
     The aggregate fees billed to the Company by our principal audit firm BDO Auditors Independentes (“BDO”), formerly known as BDO Trevisan, for the years ended December 31, 2009 and December 31, 2010 are as follows:
     Audit Fees: The aggregate audit fees for professional services rendered by our outside auditors in connection with their audit of (i) our consolidated annual financial statements included in our annual report on Form 10-K and (ii) reviews of our consolidated quarterly financial statements included in our quarterly reports on Form 10-Q, amounted to approximately $143,870 paid to BDO for the fiscal year ended December 31, 2009. In the fiscal year ended December 2010 the review of the consolidated quarterly financial statements included in forms 10-Q and 10-K amounted to approximately $282,389.
     Audit-Related Fees: There were no fees paid to BDO for audit-related services for the fiscal years ended December 31, 2009 and 2010.
     Tax Fees: There were no fees paid to BDO for tax related services or the preparation of tax returns for the fiscal years ended December 31, 2009 or 2010.
     All Other Fees: We also paid to Mr. Lucio Montanini, for consultant services rendered to the Audit Committee, $45,773 in the fiscal year ended December 31, 2009 and $26,842 in the fiscal year ended December 2010.
Pre-Approval Policies and Procedures for Audit and Permitted Non-Audit Services
     The Audit Committee will consider on a case-by-case basis, and, if appropriate, approve all audit and non-audit services to be provided by the Company’s independent registered public accounting firm. Alternatively, the Audit Committee may adopt a policy for pre-approval of audit and permitted non-audit services by the independent registered public accounting firm. In 2009 and 2010, all audit-related services, tax services, and other services were approved by the Audit Committee, which concluded that the provision of such services by BDO was compatible with the maintenance of that firm’s independence in the conduct of its audit functions. Tax services in the United States are outsourced. The firm in charge is Morrison, Brown, Argiz & Farra LLP, Certified Public Accountants & Consultants from Miami.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRAZIL FAST FOOD CORP.
By:	/s/ Ricardo Figueiredo Bomeny
Ricardo Figueiredo Bomeny Chief Executive Officer
Date:	April 29, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Ricardo Figueiredo Bomeny Ricardo Figueiredo Bomeny	Chief Executive Officer	April 29, 2011
/s/ Guillermo Hector Pisano Guillermo Hector Pisano	Chairman of the Board	April 29, 2011
/s/ Gustavo Alberto Villela Filho Gustavo Alberto Villela Filho	Director	April 29, 2011
/s/ Lucio C. Montanini Lucio C. Montanini	Director	April 29, 2011
/s/ Marcos Gouvêa de Souza Marcos Gouvêa de Souza	Director	April 29, 2011
/s/ Alexandre F. Nunes Alexandre F. Nunes	Director	April 29, 2011
/s/ Marcos Rocha Marcos Rocha	Director	April 29, 2011
/s/ Gilberto Tomazoni Gilberto Tomazoni	Director	April 29, 2011

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
31.1	Certification by Ricardo Figueiredo Bomeny, Chief Executive Officer and Acting Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Ricardo Figueiredo Bomeny, Chief Executive Officer and Acting Chief Financial Officer.