Form 10-Q
period 2011-03-31
BRAZIL FAST FOOD CORP
filed 2011-05-12
CIK 914537

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011
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
Yes ☑ No ☐
As of April 29, 2011 there were 8,129,437 shares outstanding of the Registrant’s Common Stock, par value $0.0001.
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
Yes ☐ No ☑

ITEM 1. FINANCIAL STATEMENTS.
BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
(in thousands of Brazilian Reais, except share amounts)

	March 31,		December 31,
	2011		2010
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	R$	21,939	R$	16,742
Inventories		3,325		3,454
Accounts receivable
Clients		7,883		8,285
Franchisees		7,856		9,483
Allowance for doubtful accounts		(1,514)		(1,838)
Prepaid expenses		3,919		3,776
Receivables from properties sale (notes 3 and 4)		3,633		3,633
Other current assets		4,210		4,249

TOTAL CURRENT ASSETS		51,251		47,784

Other receivables and other assets (note 3)		15,828		16,258

Deferred tax asset, net		11,983		11,992

Goodwill		799		799

Property and equipment, net		29,627		29,862

Deferred charges, net		5,686		5,866

TOTAL ASSETS	R$	115,174	R$	112,561

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Notes payable	R$	8,977	R$	12,972
Accounts payable and accrued expenses		23,081		25,848
Payroll and related accruals		7,178		6,571
Taxes		3,835		4,936
Current portion of deferred income tax		1,205		1,190
Current portion of deferred income (note 6)		4,555		993
Current portion of contingencies and reassessed taxes		1,470		1,580
Other current liabilities		80		79

TOTAL CURRENT LIABILITIES		50,381		54,169

Deferred income, less current portion (note 6)		4,424		2,702

Deferred income tax		960		1,262

NOTES PAYABLE, less current portion		1,056		1,107

CONTINGENCIES AND REASSESSED TAXES, less current portion (note 3)		19,326		19,251

TOTAL LIABILITIES		76,147		78,491

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 5,000 shares authorized; no shares issued		—		—
Common stock, $.0001 par value, 12,500,000 shares authorized; 8,472,927 and 8,472,927 shares issued; 8,129,437 and 8,137,762 shares outstanding		1		1
Additional paid-in capital		61,148		61,148
Treasury Stock (343,490 and 335,165 shares)		(2,065)		(1,946)
Accumulated Deficit		(20,716)		(24,946)
Accumulated comprehensive loss		(1,123)		(1,091)

TOTAL SHAREHOLDERS’ EQUITY		37,245		33,166

Non-Controlling Interest		1,782		904

TOTAL EQUITY		39,027		34,070

TOTAL LIABILITIES AND EQUITY	R$	115,174	R$	112,561

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
(in thousands of Brazilian Reais, except share amounts)

	Three Months Ended March 31,
	2011		2010
REVENUES
Net revenues from own-operated restaurants	R$	40,146	R$	38,277
Net revenues from franchisees		7,610		6,594
Revenues from supply agreements		6,792		3,413
Other income		397		1,806

TOTAL REVENUES		54,945		50,090

Store Costs and Expenses		(38,010)		(37,125)
Franchise Costs and Expenses		(2,568)		(2,378)
Marketing Expenses		(1,015)		(1,100)
Administrative Expenses		(6,904)		(6,156)
Other Operating Expenses		(1,573)		(1,017)
Net result of assets sold and impairment of assets		(2)		(27)

TOTAL OPERATING COST AND EXPENSES		(50,072)		(47,803)

OPERATING INCOME		4,873		2,287

Interest Income (Expense)		(44)		(340)

NET INCOME BEFORE INCOME TAX		4,829		1,947

Income taxes		(592)		(212)

NET INCOME BEFORE NON-CONTROLLING INTEREST		4,237		1,735

Net loss attributable to non-controlling interest		(7)		145

NET INCOMEATTRIBUTABLE TO BRAZIL FAST FOOD CORP.	R$	4,230	R$	1,880

NET INCOME PER COMMON SHARE BASIC AND DILUTED	R$	0.52	R$	0.23

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING: BASIC AND DILUTED		8,134,586		8,137,762
See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss (Unaudited)
(in thousands of Brazilian Reais)

	Three Months Ended March 31,
	2011		2010
NET INCOME ATTRIBUTABLE TO BRAZIL FAST FOOD CORP.	R$	4,230	R$	1,880
Other comprehensive income (loss):
Foreign currency translation adjustment		(32)		13

COMPREHENSIVE INCOME ATTRIBUTABLE TO BRAZIL FAST FOOD CORP.	R$	4,198	R$	1,893

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
Consolidated Statements of Changes In Shareholders’ Equity (Unaudited)
(in thousands of Brazilian Reais)

				Additional							Accumulated	Total		Non-
	Common Stock			Paid-In		Treasury		Accumulated			Comprehensive	Shareholders’		Controlling		Total
	Shares	Par Value		Capital		Stock		(Deficit)			Loss	Equity		Interest		Equity
Balance, December 31, 2010	8,137,762	R$	1	R$	61,148	R$	(1,946)	R$	(24,946)	R$	(1,091)	R$	33,166	R$	904	R$	34,070

Non-Controling Paid in Capital													—		871		871

Net Income	—		—		—		—		4,230		—		4,230		7		4,237

Acquisition of Company•s own shares	(8,325)		—		—		(119)		—		—		(119)		0		(119)

Cummulative translation adjustment	—		—		—		—		—		(32)		(32)		—		(32)

Balance, March 31, 2011	8,129,437	R$	1	R$	61,148	R$	(2,065)	R$	(20,716)	R$	(1,123)	R$	37,245	R$	1,782	R$	39,027

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(in thousands of Brazilian Reais)

	Three Months Ended March, 31
	2011		2010
CASH FLOW FROM OPERATING ACTIVITIES:
NET INCOME (LOSS) BEFORE NON-CONTROLLING INTEREST	R$	4.237	R$	1.735
Adjustments to reconcile net income to cash provided by (used in) operating activities:

Depreciation and amortization		1.779		1.615
(Gain) Loss on assets sold, net		2		27
Deferred income tax		(278)

Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable		1.705		(20)
Inventories		129		413
Prepaid expenses and other current assets		(104)		(454)
Other assets		(710)		(1.017)
(Decrease) increase in:
Accounts payable and accrued expenses		(2.767)		3.649
Payroll and related accruals		607		1.397
Taxes other than income taxes		(1.101)		(1.191)
Deferred income		5.284		(601)
Contingencies and reassessed taxes		(35)		520
Other liabilities		1		27

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES		8.749		6.100

CASH FLOW FROM INVESTING ACTIVITIES:
Additions to property and equipment		(1.397)		(2.237)
Proceeds from sale of property, equipment and deferred charges		1.164		—

CASH FLOWS USED IN INVESTING ACTIVITIES		(233)		(2.237)

CASH FLOW FROM FINANCING ACTIVITIES:
Acquisition of Company’s own shares		(119)		—
Non-Controling Paid in Capital		878		—
Net Borrowings (Repayments) under lines of credit		(4.046)		(3.323)

CASH FLOWS USED IN FINANCING ACTIVITIES		(3.287)		(3.323)

EFFECT OF FOREIGN EXCHANGE RATE		(32)		13

NET INCREASE IN CASH AND CASH EQUIVALENTS		5.197		553

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD		16.742		13.250

CASH AND CASH EQUIVALENTS AT END OF PERIOD	R$	21.939	R$	13.803

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(in Brazilian Reais, unless otherwise stated)
NOTE 1 — FINANCIAL STATEMENT PRESENTATION
     The accompanying financial statements have been prepared by Brazil Fast Food Corp. (the “Company”) without having been audited. In the opinion of the management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included, and consistent with the finance statements prepared at December 31, 2010 in accordance with USGAAP. The results for the quarter ended March 31, 2011 do not necessarily indicate the results that may be expected for the full year. Unless otherwise specified, all references in these financial statements to (i ) “Reais” or “R$” are to the Brazilian Real (singular), or to Brazilian Reais (plural), the legal currency of Brazil, and (ii ) “U.S. Dollars” or “$” are to United States dollars.
     Certain information and footnote disclosures prepared in accordance with generally accepted accounting principles and normally included in the financial statements have been condensed consolidated or omitted. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
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

NOTE 3 — OTHER RECEIVABLES AND OTHER ASSETS
Other receivables and other assets consist of the following:
R$’000
Other receivables and other assets:

	March 31,		December 31,
	2011 (unaudited)		2010
Receivables from franchisees — assets sold (a)	R$	581	R$	660
Judicial deposits (b)		9,836		9,515
Properties for sale (c)		1,150		1,361
Receivable from properties sale, less current portion (c)		3,310		4,450
Investiment in BBS (Bobs — Chile) (d)		805		124
Other receivables		146		148

	R$	15,828	R$	16,258

(a)	The long-term portion of receivables derived from the sale of restaurants (fixed assets) to franchisees;

(b)	Deposits required by Brazilian courts in connection with legal disputes, also discussed in note 5;

(c)	Company sold its real estate properties, as discussed in note 4. As a portion of the sale had not been formalized by March 31, 2011, the Company recorded the related amount (cost of acquisition, net of accumulated depreciation) as property held for sale (R$1,150,000). The entry worth R$3,310,000 represents the long-term portion of receivables from the property sales which had been completed by March 31, 2011. The balance sheet also states the current portion of these receivables in the amount of R$3,633,000.

(d)	Refers to the Company’s 20% capital interest in BBS, a non-controlling subsidiary (see note 2). During the first quarter of 2011 the Company paid in an additional R$681,000 in capital. The other stockholders also paid in extra capital for BBS, and as such, the Company kept its share at 20%.

NOTE 4 — SALE OF ASSETS
     During the third quarter of 2010 the Company sold all its eight properties to Bigburger Ltda. and CCC Empreendimentos e Participações Ltda., entities controlled by José Ricardo Bomeny and Rômulo B. Fonseca, respectively, two of the Company’s major shareholders. Three own-operated stores and five stores operated by franchisees, all under the Bob’s brand, had their business premises sold. The sale transaction only included the buildings and improvements made to them and did not include either the operating assets or the operation of the stores. Therefore, after the sale of the properties, the Company kept on operating its stores as usual, as did the franchisees.
     This transaction was conducted at the estimated fair value and will result in sale proceeds of R$13.5 million from assets with a book value of R$6.4 million. Management prepared the fair value estimates for these asset sales and in doing so considered valuations provided by real estate consultants.
     By December 31, 2010, much of the transaction had already been concluded (seven of the eight properties sold), for which reason the company accounted for a net gain of R$5.4 million (R$3.6 million, net of income tax) in the operating results for the twelve-month period ended on that date. Some minor legal issues have held up the sale of the one remaining property, though this is expected to be concluded in the second quarter of 2011, bringing expected additional gains to be accounted for of approximately R$1.6 million (R$1.1 million, net of income tax). The portion of assets which had not been sold by March 31, 2011 were reclassified to the Properties for sale account (part of “Other receivables and other assets” — see note 3) at their net cost value (R$1.2 million).
     The terms of sale included a downpayment of approximately 20% of the total amount, with the balance to be paid in 24 monthly installments. The buyers also accepted certain conditions to protect the Company’s long-term interests, including the maintenance of existing rental agreements and loan guarantees. All payments due until March 31, 2011 (total amount received was R$4.3 million wich includes R$1.1 received during the first quarter of 2011) were received by the Company. The short-term portion of these receivables is stated as “Receivables from properties sale” in the balance sheet and the long- term portion is stated as part of “Other receivables and other assets”. The Company has evaluated the status of these receivables and concluded that there are no issues with their collectability.
     This transaction will enable the Company to reduce its debt and permit the management to focus its attention on the core restaurant operations.

NOTE 5 — CONTINGENCIES AND REASSESSED TAXES
     Liabilities related to tax amnesty programs and litigation consist of the following:

R$ 000’	March 31, 2011 (unaudited)			December 31, 2010
			Long			Long
	Total	Current	Term	Total	Current	Term
	Liability	Liability	Liability	Liability	Liability	Liability
Reassessed taxes
Federal taxes (PAES)	11,244	1,470	9,774	11,639	1,580	10,059
Contingencies
ISS tax litigation	7,002	—	7,002	6,616	—	6,616
Labor litigation	1,902	—	1,902	1,885	—	1,885
Property leasing and other litigation	648	—	648	691		691

TOTAL	20,796	1,470	19,326	20,831	1,580	19,251

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
          During March, 2005, the Company filed a formal request with the Brazilian Federal Authorities, claiming to have its total debt reviewed. Such request, reconciled the amounts the Company had accrued in its accounting books to the amounts reported in the official statement at the same period. The Company believes that the amounts accrued at the balance sheet as of March 31, 2011, total of R$11.2 million (R$11.6 million in December 31, 2010) are sufficient, however, there is no assurance that the outcome of this situation will derive further liability to the Company. As of March 31, 2011, the difference between such debt at the statements provided by the Brazilian Federal Government and the statements reported by the Company’s was R$4.7 million (R$4.7 million in December 31, 2010).
          In 2008, the Brazilian federal government detected miscalculation of the interest accrued by most companies that had joined both amnesty programs. The Company’s total debt increased R$2.8 million accordingly.
          In accordance to the amnesty programs the Company has been paying monthly installments equivalent to 1.5% of Venbo•s gross sales, with interest accruing at rates set by the Brazilian federal government, which are currently 6.0% per year (6.0% per year also in December 31, 2010).
          During the three-month period ended March 31, 2011, the Company paid approximately R$0.4 million as part of the PAES program and no interest was charged on these payments. During the same period of 2010 the Company paid approximately R$0.5 million, including R$0.1 in interest.

          During the third quarter of 2009, the Brazilian federal government launched a third amnesty program to consolidate balances from previous programs and other fiscal debts. The Company applied to join this program, but its rules, on debt consolidation and reduction in consequence to number of monthly installments chosen, have not yet been fully formalized by the Brazilian fiscal authorities. At the present moment, the Company cannot estimate if any material adjustment to its debt will be necessary when consolidated by the Brazilian federal government. The final consolidation of such amnesty program is expected to take place by the end of the first semester of 2011.
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
          As of March 31, 2011, the Company has totaled R$7.0 million (R$6.6 million in December 31, 2010) in deposits, which is considered by the Company’s management, based on the opinion of its legal advisors, sufficient to cover the Company’s current ISS tax contingencies.
          During the third quarter of 2009, the Company’s claim was partially settled in court. The decision was for Rio de Janeiro municipality to reimburse the Company approximately R$0.5 million taxed before the ISS new legislation was enacted. The Company is studying how probable tax credits to be received from the municipality could be offset against tax to be paid to the municipality, since the Company is currently depositing the amount due in court. Because of the uncertainty of realizing this tax credit, the Company did not recognize the related amount as a gain in its Consolidated Income Statements.
          The referred change in ISS tax legislation triggered much debate on whether marketing fund contribution and initial fees paid by franchisees should be considered services rendered and be liable for ISS tax payment. In response, the Company is working with its tax advisors to adopt all necessary measures to avoid ISS taxation on marketing fund contribution and initial fees.
          • Labor litigation
          During 2005, the Company was ordered to pay to a former employee R$480,000. Although unusually high, the Company cannot guarantee it will not receive other labor complaint of similar magnitude.
          As of March 31, 2011 the Company accounted for labor related liabilities the amount of R$1.9 million (R$1.9 million in December 31, 2010), which is considered by the Company’s management, based on the opinion of its legal advisors, sufficient to cover the Company’s current labor contingencies.
          Other contingencies
          The other contingencies that in accordance with our legal advisors require no provision in the Company•s balance sheet are the following:

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
          - A franchisee of the Company’s became a permanent debtor of royalties and marketing contributions, and the Company, after failing in its attempts to improve his business, finally decided to terminate his franchise contract and close down his stores. After going to court, the Company managed to receive the past due amounts from the franchisee and to terminate the original franchise agreement.
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
          - The owner of a property where the Company held a lease contract for operating one of its stores (closed in 2002) claimed unpaid monetary restatement on rent for a period of two and a half years, totaling R$1.0 million. The Company has reached an agreement to reduce the claim and paid R$700 thousand during 2010. The Company is not safeguarded against receiving other lease claims of similarly high amounts.
          - Concerning inquires from the Brazilian Government General Attorney’s Office, the Company has the following issues:
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

     - In February 2010, the Brazilian Federal Tax Authorities questioned the procedures that the Company has used in recent years to recover the IPI (a tax on manufactured goods) included in the cost of packaging products bought from different suppliers. The authorities agree that the Company has the right to this tax credit but understand that it should claim it back from the suppliers and not from the government. The Company has already filed its defense but there is no guarantee that it will be successful in avoiding paying around R$1.2 million to the government and charging the suppliers for a reimbursement.
     Based on an analysis of possible losses, taking into account the applicable litigation and settlement strategies of its legal advisors, the Company has sufficient resources to cover its current contingencies.
NOTE 6 — DEFERRED INCOME
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
          When a vendor bonus is received in advance in cash, it is recorded as an entry in the “cCash and cash equivalentes” with a corresponding credit in deferred income and is recognized on a straight line basis over the term of the related supply agreement on a monthly basis.
          Performance bonuses may also include Exclusivity agreements, which are normally paid in advance by suppliers.
          The increase from 2010 to 2011 is also attributable to two performance bonus contracted during 2011, both of them with pre-existing suppliers and relate to two major products supplied to the Bobs chain.
NOTE 7 — STOCK OPTION PLAN ACTIVITY
     The Company’s Stock Option Plan terminated on September 17, 2002, ten years from the date of its adoption by the Board of Directors.
     During 2005, the Company’s Board of Directors and a majority of its shareholders decided that the Board would pay out compensation in cash and that no more stock options would be granted.
     During 2009, the last options of such plan were exercised and after this activity the Company has no further exercisable options, under the Company’s Stock Option Plan. Accordingly, during 2010 and 2011 there was no option activity.

NOTE 8 — TREASURY STOCK
     In the last quarter of 2004, the Company’s Board of Directors approved a stock repurchase plan involving the repurchase of as many as 200,000 shares of its own common stock. The plan’s goal is to optimize the cash generated in the United States, and the repurchase limit was increased by 200,000 shares on October 18, 2006.
     During the first quarter of 2010, the Company did not repurchase any share under the referred stock repurchase plan. During the first quarter of 2011, the Company repurchased 8,325 shares related to such plan.
     Up to March 31, 2011, the Company repurchased a total amount of 343,490 shares and the accumulated stock purchases totaled R$2.1 million. Those transactions are accounted for as a reduction of Paid in Capital, in the Shareholders’ Equity section of the accompanying balance sheets.
NOTE 9 — SEGMENT INFORMATION
     Through the Company’s wholly-owned subsidiary, Venbo, which conducts business under the trade name “Bob’s”, the Company owns and operates, both directly and through franchisees, Brazil’s second largest fast food hamburger restaurant chain. Currently, the Company operates 40 points of sale under the Bob’s brand.
     Since April 2007, the Company has operated the KFC brand in Brazil through its wholly-owned subsidiary, CFK. Presently, the Company operates 10 stores in Rio de Janeiro under the trade name KFC.
     Since December 1, 2008, the Company has operated the Pizza Hut brand in São Paulo, Brazil, through its subsidiary IRB. It currently operates 17 stores under the Pizza Hut brand.
     Since September, 2008, the Company has operated the Doggis brand in Rio de Janeiro through its subsidiary, DGS. At present, the Company operates 5 stores under the Doggis trade name.
     Currently, most of the Company’s operations are concentrated in southeastern Brazil. As of March 31, 2011, all point sales operated by the Company listed above were located at that region which provided 100.0% of total Net Revenues from Own-operated Restaurants for the year. In addition, from the total of 709 franchise-operated point of sales, 374 were located at the same region, providing 56% of Net Revenues from Franchisees.
Outside Brazil, the Bob’s brand is also present through franchise operations in Angola, Africa (three stores) and, since the last quarter of 2009, in Chile, South America (four stores). These operations are not material to our overall results.

     The Company manages and internally reports its operations in two segments: (1) own-stores operations (2) franchise operations. The following tables present the Company’s revenues, costs/expenses and operating income per segment:

R$ 000’	Results from own-stores operations
	Three months ended March 31,
	2011	2010
Net Restaurant Sales	40,146	38,277
Store Costs and Expenses
Food, Beverage and Packaging	(13,524)	(13,217)
Payroll & Related Benefits	(8,632)	(9,234)
Restaurant Occupancy	(4,755)	(4,359)
Contracted Services	(4,905)	(5,049)
Depreciation and Amortization	(1,625)	(1,466)
Royalties charged	(1,384)	(1,046)
Other Store Costs and Expenses	(3,185)	(2,754)

Total Store Costs and Expenses	(38,010)	(37,125)

Operating margin	2,136	1,152

R$ 000’	Results from franchise operations
	Three months ended March 31,
	2011	2010
Net Franchise Revenues	7,610	6,594
Payroll & Related Benefits	(1,705)	(1,621)
Occupancy expenses	(243)	(228)
Travel expenses	(192)	(187)
Contracted Services	(196)	(61)
Other franchise cost and expenses	(232)	(281)

Total Franchise Costs and Expenses	(2,568)	(2,378)

Operating margin	5,042	4,216

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
Own-stores operation conducted by the Company provided the following figures per brand:

	Results from Bob’s				Results from KFC’s				Results from Pizza Hut’s				Results from Doggis’
	brand operations				brand operations				brand operations				brand operations
R$ 000’
	Three months ended March 31,				Three months ended March 31,				Three months ended March 31,				Three months ended March 31,
	2011		2010		2011		2010		2011		2010		2011		2010
Revenues	R$	18,285	R$	19,490	R$	6,214	R$	5,103	R$	14,936	R$	13,135	R$	711	R$	549
Food, Beverage and Packaging		(6,816)		(7,170)		(2,338)		(1,838)		(3,992)		(3,875)		(378)		(334)
Payroll & Related Benefits		(4,033)		(4,910)		(1,497)		(1,326)		(2,828)		(2,789)		(273)		(209)
Occupancy expenses		(1,950)		(2,110)		(814)		(716)		(1,812)		(1,450)		(180)		(83)
Contracted Services		(2,035)		(2,546)		(907)		(767)		(1,829)		(1,653)		(134)		(83)
Depreciation and Amortization		(592)		(648)		(296)		(272)		(681)		(489)		(56)		(57)
Royalties charged		—		—		(402)		(167)		(982)		(879)		—		—
Other Store Costs and Expenses		(1,719)		(1,844)		(561)		(165)		(850)		(709)		(55)		(36)

Total Own-stores cost and expenses		(17,145)		(19,228)		(6,815)		(5,251)		(12,974)		(11,844)		(1,076)		(802)

Operating margin	R$	1,140	R$	262	R$	(601)	R$	(148)	R$	1,962	R$	1,291	R$	(365)	R$	(253)

Below we provide the segment information and its reconciliation to the Company’s income statement:

R$ 000’	Three months ended March 31,
	2011		2010
Bob’s Operating Income	R$	1,140	R$	262
KFC’s Operating Loss		(601)		(148)
Pizza Hut’s Operating Income		1,962		1,291
Doggi’s Operating Loss		(365)		(253)

Total Operating Income		2,136		1,152

Income from franchise operations		5,042		4,216

Unallocated Marketing Expenses		(1,015)		(1,100)
Unallocated Administrative Expenses		(6,904)		(6,156)
Unallocated Other Operating Expenses		(1,419)		(868)
Unallocated Net Revenues from Trade Partners		6,792		3,413
Unallocated Other income		397		1,806
Unallocated Depreciation and Amortization		(154)		(149)
Unallocated Net result of assets sold and impairment of assets		(2)		(27)
Unallocated Interest Expenses		(44)		(340)

Total Unallocated Expenses		(2,349)		(3,421)

NET INCOME BEFORE INCOME TAX		4,829		1,947

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
Special Note about Forward-Looking Statements
     Certain statements in the Management’s Discussion and Analysis (“MD&A”) other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the company’s Annual Report on Form 10-K for the year ended December 31, 2010. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.
OUR BUSINESS
     References to “we”, “us” or the “Company” are to Brazil Fast Food Corp.
     During 1996, we acquired 100.0% of the capital of Venbo Comercio de Alimentos Ltda. (“Venbo”), a Brazilian limited liability company which conducts business under the trade name “Bob’s”, and owns and operates, both directly and through franchisees, a chain of hamburger fast food restaurants in Brazil.
     In December 2006, we established a holding company in Brazil called BFFC do Brasil Participações Ltda. (“BFFC do Brasil”, formerly 22N Participações Ltda.), to consolidate all our business in the country and allow us to pursue its multi-brand program. Following the restructuring strategy, we implemented segregate managements for our different divisions: fast food restaurants, franchises and real estate. During the first quarter of 2007, we reached an agreement with Yum! Brands, owner of the KFC brand. By this agreement, BFFC do Brasil, through its subsidiary CFK Comércio de Alimentos Ltda. (“CFK”, formerly Clematis Indústria e Comércio de Alimentos e Participações Ltda.), started to conduct the operations of four directly owned and operated KFC restaurants in the city of Rio de Janeiro as a Yum! Brands franchisee, and took over the management, development and expansion of the KFC chain in Brazil.
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
     During October 2008, we reached an agreement with G.E.D. Sociedad Anonima (“GED”), one of the fast food leaders in Chile, where it has 150 stores. By this agreement, BFFC do Brasil would establish a Master Franchise to manage, develop and expand the Doggis hot-dog chain in Brazil through own-operated restaurants and franchisees and GED would establish a Master Franchise to manage, develop and expand the Bob’s hamburger chain in Chile through own-operated restaurants and franchisees. The Master Franchise established in Brazil was named DGS Comercio de Alimento S.A. (“DGS”) and the Master Franchise established in Chile was named BBS S.A. (“BBS”). BFFC do Brasil has 20% of BBS and GED has 20% of DGS. BBS is qualified as noncontrolling subsidiary since we have no ability to influence business decision in such investee. Accordingly, investment in BBS is accounted for at cost of acquisition.
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

     RESULTS OF OPERATIONS — COMPARISON OF QUARTERS ENDED MARCH 31, 2011 AND 2010
(Amount in thousand of Brazilian Reais)
     The following table sets forth the statement of operations for quarters ended March 31, 2011 and 2010. All the operating figures are stated as a percentage of total net revenues. However, the details of store costs and expenses and franchise expenses also include these figures as a percentage of net revenues from own-operated restaurants and net franchise revenues, respectively.

R$ 000’	3 Months			3 Months
	Ended			Ended
	31-Mar-11%			31-Mar-10%
REVENUES
Net Revenues from Own-operated Restaurants	R$	40,146	73.1%	R$	38,277	76.4%
Net Revenues from Franchisees		7,610	13.9%		6,594	13.2%
Revenues from Special Agreements		6,792	12.4%		3,413	6.8%
Other Income		397	0.7%		1,806	3.6%

TOTAL REVENUES		54,945	100.0%		50,090	100.0%
OPERATING COST AND EXPENSES
Store Costs and Expenses		(38,010)	-69.2%		(37,125)	-74.1%
Franchise Costs and Expenses		(2,568)	-4.7%		(2,378)	-4.7%
Marketing Expenses		(1,015)	-1.8%		(1,100)	-2.2%
Administrative Expenses		(6,904)	-12.6%		(6,156)	-12.3%
Other Operating Expenses		(1,573)	-2.9%		(1,017)	-2.0%
Net result of assets sold and impairment of assets		(2)	0.0%		(27)	-0.1%

TOTAL OPERATING COST AND EXPENSES		(50,072)	-91.1%		(47,803)	-95.4%

OPERATING INCOME		4,873	8.9%		2,287	4.6%

Interest Income (Expense)		(44)	-0.1%		(340)	-0.7%

NET INCOME BEFORE INCOME TAX		4,829	8.8%		1,947	3.9%

Income taxes		(592)	-1.5%		(212)	-0.6%

NET INCOME BEFORE NON-CONTROLLING INTEREST		4,237	10.6%		1,735	4.5%

Net loss attributable to non-controlling interest		(7)	0.0%		145	0.4%

NET INCOMEATTRIBUTABLE TO BRAZIL FAST FOOD CORP.		4,230	10.5%		1,880	4.9%

Net Revenues from Own-Operated Restaurants
     Net restaurant sales for the company-owned retail outlets increased by R$1.9 million, or 4.9%, to R$40.1 million for the quarter ended March 31, 2011, as compared to R$38.3 million for the quarter ended March 31, 2010.
     The breakdown of net revenues from the Company’s own restaurants is as follows:

	Net revenues from own-operated restaurants
	3 Months		Increase	3 Months
	March 31,		(Decrease)	March 31,
Brand	2011		%	2010
Bob’s	R$	18,285	-6.2%	R$	19,490
KFC		6,214	21.8%		5,103
IRB — Pizza Hut		14,936	13.7%		13,135
DOGGIS		711	29.5%		549

Consolidated Net Revenues	R$	40,146	4.9%	R$	38,277

     Based on the criterion of same store sales, which only includes stores that have been open for more than one year, Bob’s net restaurant sales in the three months ended March 31, 2011 were 6.6% higher than in the same three-month period in 2010. However, Bob’s overall sales decreased due to the reduction in the number of points of sale (from 59 in March 31, 2010 to 40 at March 31, 2011).
     The decrease in the number of Bob’s point of sales reflects the company’s strategy to limit its direct operations to its most profitable outlets and to focus on growing its franchise network.
     Under the criterion of same store sales, net restaurant sales saw an approximately 10.9% increase for the KFC brand between the three months ended March 31, 2011 and the equivalent period in 2010. KFC’s overall sales increased due to (i) inclusion of lower price products, bringing in new business during off-peak hours; (ii) increase in delivery business; and (iii) focus on speeding up operations, especially at peak hours.
     Under the criterion of same store sales, Pizza Hut’s net restaurant sales increased by approximately 8.8% between the three—month period ended March 31, 2011 and the equivalent period of 2010. Pizza Hut’s sale increase is attributable to the inclusion of higher value items in its menu board as well as an increase in the selling price of some products, representing an overall price hike of around 3%. Pizza Hut’s revenues were also positively impacted by the increased number of point of sales from 16 at March 31, 2010 to 17 at March 31, 2011).
     The overall increase in Doggis’ sales is mainly attributable to the growth in the number of points of sales from four on March 31, 2010 to five on March 31, 2011.

Net Franchise Revenues
     Net franchise revenues are comprised of initial fees (due upon the signing of a new franchise contract) and royalty fees (a percentage on sales paid by stores operated by franchisees), as set forth below:

R$’000	3 months ended March, 31
	2011	2010
Net Franchise Royalty Fees	6,696	6,211
Initial Fee	914	383

Net Franchise Revenues	7,610	6,594

     Net franchise revenues increased R$1.0 million, or 15.4%, to 7.6 million for the three months ended March 31, 2011 as compared to R$6.5 million for the three months ended March 31, 2010.
          This increase is attributable to the growth of the Company’s franchise business from 646 retail outlets as of March 31, 2010 to 709 as of March 31, 2011.
     Currently, the Bob’s brand accounts for most of the franchise activity.
Alongside the royalty fees and initial fees, the Company receives marketing contributions from its franchisees, which are designed to finance corporate marketing investments and are accounted for as discussed in Marketing Expenses.
Revenue from Trade partners and Other Income
     The Company has agreements with beverage and food suppliers, and for each product it negotiates a monthly performance bonus which depends on the volume of sales of that product to its chains (including both own-operated and franchise operated stores). The performance bonus, or vendor bonus, can be paid monthly or in advance (estimated), depending on the agreement terms negotiated with each supplier. Income from the performance bonus is only possible because the number of restaurants that operate throughout Brazil under the prestigious brands franchised by the Company, especially Bob’s, represent an excellent channel for suppliers to increase their sales. Each month, the Company assesses the volume of each product purchased by its chains and calculates the performance bonus receivable from each contract. The performance bonus is normally received in cash and rarely in products. Since 2008 the Company has not received any performance bonus in products.
     The income related to performance bonuses when received in cash recognized directly as a credit in the Company’s income statement under “revenues from trade partners”. Such revenue is recorded when the cash is actually received from the vendors, since it is very hard to estimate how much will be receivable and there are significant doubts about its collectibility until the vendor agrees on the exact value of the bonus.
     When a vendor’s bonus is received in advance in cash, it is recorded as an entry in the “Cash and cash equivalents” with a corresponding credit in deferred income, and is recognized on a straight line basis over the term of the related supply agreement on a monthly basis.
     Performance bonuses may also include exclusivity agreements, which are normally paid in advance by suppliers.

     The rise in the number of Bob’s brand franchisees, from 646 on March 31, 2010 to 709 on March 31, 2011, together with the expansion of the multi-brand concept, has given the Company’s administrators greater bargaining power with its suppliers.
     In addition, the growth of the franchisee chain has boosted the volume of purchases made from suppliers. According to the terms of its supply agreements, this means the Company has benefited from volume-related performance bonuses from its suppliers.
Other income is mainly comprised of nonrecurring gains.
Store Costs and Expenses
     Store costs and expenses represented (69.2%) and (74.1%) of total revenues for the quarters ended March 31, 2011 and 2010, respectively.
Analyzed as a segment (own-store operations), the respective store costs and expenses for own-operated restaurants as compared to net revenues can be seen below:

R$ 000’	3 Months		3 Months
	Ended		Ended
	31-Mar-11%		31-Mar-10%
STORE RESULTS
Net Revenues from Own-operated Restaurants	40,146	100.0%	38,277	100.0%
Store Costs and Expenses
Food, Beverage and Packaging	(13,524)	-33.7%	(13,217)	-34.5%
Payroll & Related Benefits	(8,632)	-21.5%	(9,234)	-24.1%
Restaurant Occupancy	(4,755)	-11.8%	(4,359)	-11.4%
Contracted Services	(4,905)	-12.2%	(5,049)	-13.2%
Depreciation and Amortization	(1,625)	-4.0%	(1,466)	-3.8%
Royalties charged	(1,384)	-3.4%	(1,046)	-2.7%
Other Store Costs and Expenses	(3,185)	-7.9%	(2,754)	-7.2%
Total Store Costs and Expenses	(38,010)	-94.7%	(37,125)	-97.0%

STORE OPERATING INCOME	2,136	5.3%	1,152	3.0%

Food, Beverage and Packaging Costs
     The table below sets forth the cost of food per brand:

	3 Months ended					3 Months ended
R$’000	March 31, 2011					March 31, 2010
Brand	Revenues		Cost of Food		%	Revenues		Cost of Food		%
Bob’s	R$	18,285	R$	(6,816)	-37.3%	R$	19,490	R$	(7,170)	-36.8%
KFC		6,214		(2,338)	-37.6%		5,103		(1,838)	-36.0%
IRB — Pizza Hut		14,936		(3,992)	-26.7%		13,135		(3,875)	-29.5%
DOGGIS		711		(378)	-53.2%		549		(334)	-60.8%

Consolidated	R$	40,146	R$	(13,524)	-33.7%	R$	38,277	R$	(13,217)	-34.5%

     The overall decrease in the cost of food, beverages and packaging as a percentage of Net Revenues from Own-Operated Restaurants from 2010 to 2011 was mainly due a reduction in the VAT charged in Rio de Janeiro, as well as a significant drop in the purchase price of some Doggis products (sausages and mayonnaise) and Doggis’s freight costs. The cost of food also decreased due to a reduction in the purchase price of other important products, like rice (KFC), ice-cream (Bobs, KFC and Doggis), cheese, vegetables and soft drinks (Pizza Hut). This reduction was partially offset by a higher purchase price of some raw materials used at Bob’s and KFC: hamburgers, soft drinks, chicken, French fries and packaging products.
Payroll & Related Benefits
     The table below sets forth the payroll costs per brand:
Payroll & Related Benefits (Payroll) as a percentage of
Net revenues from own-operated restaurants (Revenues) per brand

	3 Months ended					3 Months ended
R$’000	March 31, 2011					March 31, 2010
Brand	Revenues		Payroll		%	Revenues		Payroll		%
Bob’s	R$	18,285	R$	(4,033)	-22.1%	R$	19,490	R$	(4,910)	-25.2%
KFC		6,214		(1,497)	-24.1%		5,103		(1,326)	-26.0%
IRB — Pizza Hut		14,936		(2,828)	-18.9%		13,135		(2,789)	-21.2%
DOGGIS		711		(274)	-38.5%		549		(209)	-38.1%

Consolidated	R$	40,146	R$	(8,632)	-21.5%	R$	38,277	R$	(9,234)	-24.1%

The reduction in Payroll & Related Benefits as a percentage of Net Revenues from Own-Operated Restaurants is mainly due to the optimization of the workforce at all the brands (increased revenues with no significant rise in employee ). In addition, the Bob’s restaurants reduced their overall headcount and hired more temporary staff, resulting in lower labor charges and benefits payable.

Restaurant Occupancy Costs and Other Expenses
     The table below sets forth the occupancy costs per brand:
Restaurant Occupancy (Occupancy) as a percentage of
Net revenues from own-operated restaurants (Revenues) per brand

	3 Months ended					3 Months ended
	March 31, 2011					March 31, 2010
R$’000
Brand	Revenues		Occupancy		%	Revenues		Occupancy		%
Bob’s	R$	18,285	R$	(1,950)	-10.7%	R$	19,490	R$	(2,110)	-10.8%
KFC		6,214		(814)	-13.1%		5,103		(716)	-14.0%
IRB - Pizza Hut		14,936		(1,812)	-12.1%		13,135		(1,450)	-11.0%
DOGGIS		711		(179)	-25.2%		549		(83)	-15.1%

Consolidated	R$	40,146	R$	(4,755)	-11.8%	R$	38,277	R$	(4,359)	-11.4%

     The increase in restaurant occupancy costs and other expenses as a percentage of Net Revenues from Own-Operated Restaurants is mainly due to higher store rents, as the rent agreements were adjusted, as per their terms, by the IGP-M inflation index, which was 10.9%p.y. The percentage increase in Doggis’s occupancy costs was due to non-recurring rent discounts granted in the first quarter of 2010.
Contracted Services
The table below sets forth the contracted service costs per brand:
Contracted Services (Services) as a percentage of
Net revenues from own-operated restaurants (Revenues) per brand

	3 Months ended					3 Months ended
	March 31, 2011					March 31, 2010
R$’000
Brand	Revenues		Services		%	Revenues		Services		%
Bob’s	R$	18,285	R$	(2,035)	-11.1%	R$	19,490	R$	(2,546)	-13.1%
KFC		6,214		(907)	-14.6%		5,103		(767)	-15.0%
IRB - Pizza Hut		14,936		(1,829)	-12.2%		13,135		(1,653)	-12.6%
DOGGIS		711		(134)	-18.8%		549		(83)	-15.1%

Consolidated	R$	40,146	R$	(4,905)	-12.2%	R$	38,277	R$	(5,049)	-13.2%

The main reason for the reduction in expenses related to contracted services as a percentage of net revenues from own-operated restaurants was a reduction in maintenance and utilities costs.

Depreciation and Amortization (Stores and Headquarters)
     The increase in Depreciation and amortization is attributable to store equipment modernization and stores remodeling.
Other Store Cost and Expenses
     Other store cost and expenses expressed as a percentage of Net revenues from own-operated restaurants increased from the quarter ended March 31, 2010 to the same period ended March 31, 2011 mainly due to increase of selling expenses attributable to own-operated restaurants.
Franchise Costs and Expenses
     As a percentage of Total Revenues, Franchise costs and expenses were (4.7%) and (4.7%) for the quarters ended March 31, 2011 and 2010, respectively.
     Analyzed as a segment (franchise operations), franchise costs and expenses had the following behavior against net franchise revenues:

R$ 000’	Results from franchise operations
	Three months ended March 31,
	2011		2010
Net Franchise Revenues	7,610	100.0%	6,594	100.0%
Payroll & Related Benefits	(1,705)	-22.4%	(1,621)	-24.6%
Occupancy expenses	(243)	-3.2%	(228)	-3.5%
Travel expenses	(192)	-2.5%	(187)	-2.8%
Contracted Services	(196)	-2.6%	(61)	-0.9%
Other franchise cost and expenses	(232)	-3.0%	(281)	-4.3%

Total Franchise Costs and Expenses	(2,568)	-33.7%	(2,378)	-36.1%

Operating margin	5,042	66.3%	4,216	63.9%

     Franchise costs and expenses expressed as a percentage of net franchise revenues were approximately (33.7%) and (36.1%) for the three months ended March 31, 2011 and 2010, respectively. The Company managed to increase its Franchise Revenues in 2011 keeping its franchise department almost at the same size. Accordingly, despite the slight nominal increase in franchise expenses during 2011, there was an optimization of them since franchise revenues had a greater growth in the same period.
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
The balance of any resources from the marketing fund that are not spent is recorded as accrued accounts payable in the balance sheet; this item totaled R$8.7 million as of March 31, 2011 (R$7.8 million as of December 31, 2010).
This balance represents contributions made by Venbo and franchisees that have not yet been used in campaigns. These balances are, as agreed with the franchisees chain, a Venbo obligation as of that date.
The marketing fund’s advertising and promotions expenses are recognized as incurred. Total marketing investments financed by the marketing fund amounted to R$7.8 million and R$3.8 million for the quarters ended March 31, 2011 and 2010, respectively.
          KFC and Pizza Hut Brands
We contribute 0.5% of KFC’s and Pizza Hut’s monthly net sales monthly into a marketing fund managed by YUM! Brands — Brazil. In addition, the Company is also committed to investing 5.0% of KFC’s and Pizza Hut’s monthly net sales in local marketing and advertising.
The advertising and promotions expenses for KFC and Pizza Hut are recognized as incurred and amounted to R$2.1 million and R$1.0 million for the three months ended March 31, 2011 and 2010, respectively.
          Doggis Brand

We are committed to invest at least 4% of the Doggis restaurant sales in local marketing expenses. There is no contribution to a marketing fund.
Local marketing expenses on advertising and promotions for Doggis are recognized as incurred and amounted R$0.2 million in 2011 and R$0.1 million for the three months ended March 31, 2011 and 2010, respectively.
As a percentage of total revenues, marketing expenses were approximately (1.8%) and (2.2%) for the three months ended March 31, 2011 and 2010, respectively
General and Administrative Expenses
     As a percentage of total revenues, general and administrative expenses were approximately (14.3%) and (12.3%) for the three months ended March 31, 2011 and 2010, respectively.
     This increase is attributable to non-recurring consulting expenses related to:
•	improvement of the Company’s information technology environment — IT consultants were hired to analyze and map out the existing structure in order to enhance network security and business process automation;

•	human resource and headhunter fees for low management positions;

•	optimize its telecommunications infrastructure and reduce its related costs.
Other Operating Expenses
     Other operating expenses are mainly comprised of uncollectible receivables, depreciation, preopening and non recurring expenses. Other operating expenses expressed as a percentage of Total revenues were (2.9%), for the three months ended March 31, 2011 and (2.0%) for the three months ended March 31, 2010.
     The following table sets forth the breakdown of Other Operating Expenses:

	Three months ended
	March 31,
R$ 000’	2011		2010
Uncollectable receivables	R$	272	R$	(54)
Depreciation of Headquarters’ fixed assets		(154)		(149)
Non-recurring logistics expenses		(1,150)		—
Accruals for contingencies		(301)		(306)
Preopening and other expenses		(240)		(508)

	R$	(1,573)	R$	(1,017)

     During the first quarter of 2011 the Company paid out one-time expenses to cover momentary shortfalls in the distribution of raw materials to point of sales located at distant areas in the north and mid-west of Brazil, which are complicated to organize and have high logistics costs. In order to improve its logistics system, the Company changed its logistics operator from Luft-FBD to Martin Brauwer, which will begin operations in the second quarter of 2011.

     Also during the first quarter of 2011, the Company received approximately R$300,000 of receivables which were previously written-off and expensed as uncollectible. Therefore, as of March 31, 2011 this amount was computed as a gain, reversing the doubtful receivable expenses incurred in the period, reducing the percentage discussed above.
Impairment of Assets and Net Result of Assets Sold
     The Company reviews its fixed assets in accordance with guidance on the impairment or disposal of long-lived assets in the Property Plant and Equipment Topic of the FASB ASC 360.
     During the quarters ended March 31, 2011 and 2010, Company’s review in accordance with FASB ASC 360, derived no charge to the income statement.
Interest Expense, net
     Interest expense decrease as a percentage of Total Revenues is mainly due to lower interest rates in 2011 and due to decrease of Company’s indebtedness
Income Taxes
     As a percentage of net restaurant sales, income taxes were approximately (1.5)% and (0.6)% for the three months ended March 31, 2011 and 2010, respectively.

LIQUIDITY AND CAPITAL RESOURCES (Amounts in thousand of Brazilian reais)
     A) Introduction
     Since March 1996, we have funded our cumulative operating losses worth approximately R$22.2 million and made acquisitions of businesses and capital improvements (including the refurbishment of some of the Company’s stores), for which we used cash remaining at the closure of our acquisition of Venbo, borrowed funds from various sources, and made private placements of our securities. As of March 31, 2011, we had cash on hand of approximately R$21.9 million — which included a R$16.8 million investment in cash equivalent — and a working capital of approximately R$0.8.
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
     Since the last quarter of 2008, when we increased our bank debt position in order to fund the acquisition of IRB, the expansion of the KFC stores and the startup of the Doggis brand, these transactions brought the Company’s working capital back into negative territory. After a sequence of positive results (operating income in the years of 2009 and 2010, as well as in the first quarter of 2011) the Company returned to achieve positive working capital. .
     For the quarter ended March 31, 2011, we had net cash provided by operating activities of R$9.0 million (R$6.1 million in 2009), net cash provided in investing activities of R$0.3 million (R$2.2 million used in 2009) and net cash used in financing activities of R$4.0 million ( R$3.3 million in 2009). Net cash used in investing activities was primarily the result of Company’s investment in property and equipment to improve Company’s retail operations, mainly setting up new own-operated KFC and Pizza Hut stores. Net cash used in financing activities was mainly the result of repayments of borrowings from financial institutions to fund to IRB acquisition.
     Since the beginning of the repurchase program, we have also invested approximately R$2.1 million in the financial market, re-purchasing 343,490 shares that had gained considerable value in the over-the-counter market where they are negotiated. (During the quarter ended march 31, 2011, we invested approximately R$0.1 million in the financial market, re-purchasing 8,325 shares).
     In 2008, we paid dividends to its shareholders by virtue of its successful reorganization. In 2009 there were no dividends paid to shareholders. In 2010, due to its increased operational margins, we distributed extraordinary cash dividends based on accumulated profits since our last distribution.

B) Debt Obligation — financial institutions
     As of March 31 2011, we had the following debt obligations with financial institutions:
     R$ 000’

	March 31,		December 31,
	2011 (unaudited)		2010
Revolving lines of credit (a)	R$	9,091	R$	12,386
Leasing facilities (b)		831		364
Other loan (c)		111		1,329
				—

		10,033		14,079

Less: current portion		(8,977)		(12,972)

	R$	1,056	R$	1,107

     At March 31, 2011, future maturities of notes payable are as follows:
     R$000’

Remaining 2011	R$	8,722
2012		1,020
2013		—

	R$	9,742

(a)  Part of this debt (R$5.3 million) is due on demand from two Brazilian financial institutions at interest of approximately 13.5%p.y. Another part (R$3.8 million) is comprised of two loans: one is payable in 9 installments of R$217,000 (ending on December, 2011), plus interest of 16.0%p.y and the other is payable in 22 installments of R$84,000 (ending on January, 2013), plus interest of 15.0%p.y . All the debts of this category are collateralized against certain officers and receivables.
(b)  The debt is comprised of various lease facilities with private Brazilian institutions for the funding of store equipment; payable in a range from 2 to 7 monthly payments at interest ranging from 17.8% p.y. to 23.4% p.y (ending on October, 2011). All the debts of this category are collateralized against the assets leased.
(c)  Loan taken out with UBS Pactual relate to the acquisition of the Pizza Hut business in Brazil. The repayment of this loan is due in 5 monthly installments (ending on August, 2011), of R$166,000, plus interest of 13.2%p.y. The loan is guaranteed by some of the Company’s properties.
The carrying amount of notes payable approximates fair value at March 31, 2011 because they are at market interest rates.

C) Debt Obligation — taxes
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
     During March, 2005, the Company filed a formal request with the Brazilian Federal Authorities, claiming to have its total debt reviewed. Such request, reconciled the amounts the Company had accrued at its accounting books to the amounts reported in the official statement at the same period. The Company believes that the amounts accrued at the balance sheet as of March 31, 2011, total of R$11.2 million (R$11.6 million in December 31, 2010) are sufficient, however, there is no assurance that the outcome of this situation will derive further liability to the Company. As of March 31, 2011, the difference between such debt at the statements provided by the Brazilian Federal Government and the statements reported by the Company’s was R$4.7 million (R$4.7 million in December 31, 2010).
     In 2008, the Brazilian federal government detected miscalculation of the interest accrued by most companies that had joined both amnesty programs. The Company’s total debt increased R$2.8 million accordingly.
     In accordance to the amnesty programs the Company has been paying monthly installments equivalent to 1.5% of Venbo•s gross sales, with interest accruing at rates set by the Brazilian federal government, which are currently 6.0% per year (6.0% per year also in December 31, 2010).
     During the three-month period ended March 31, 2011, the Company paid approximately R$0.4 million as part of the PAES program and no interest was charged on these payments. During the same period of 2010 the Company paid approximately R$0.5 million, including R$0.1 in interest.
     During the third quarter of 2009, the Brazilian federal government launched a third amnesty program to consolidate balances from previous programs and other fiscal debts. The Company applied to join this program, but its rules, on debt consolidation and reduction in consequence to number of monthly installments chosen, have not yet been fully formalized by the Brazilian fiscal authorities. At the present moment, the Company cannot estimate if any material adjustment to its debt will be necessary when consolidated by the Brazilian federal government. The final consolidation of such amnesty program is expected to take place by the end of the first semester of 2011.
D) Other Obligations
     We also have long-term contractual obligations in the form of operating lease obligations related to the Company’s own-operated stores.
     The future minimum lease payments under those obligations with initial or remaining noncancelable lease terms in excess of one year at March 31, 2011 are as follows:

R$ 000’

	Contratual
Fiscal Year	Leases
Remaining 2011	R$	12.245
2012		11.934
2013		10.551
2014		9.099
2015		5.452
Thereafter		1.388

	R$	50.669

Rent expense was R$3.5 million for the quarter ended March 31, 2011 (R$4.2 million in 2010).
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
     We estimate that our capital expenditure for the fiscal year of 2011 to be used for maintaining and upgrading our current restaurant network, making new investments in restaurant equipment, and expanding the KFC, Pizza Hut and Doggis chains in Brazil through own-operated stores, will come to approximately R$9.4 million. Additionally in 2011, we intend to focus our efforts on expanding both the number of our franchisees and the number of our franchised retail outlets, neither of which are expected to require significant capital expenditure. In addition, the expansion will provide income derived from initial fees charged on new franchised locations.
     As discussed above, we have contractual obligations in different forms. The following table summarizes our contractual obligations and financial commitments, as well as their aggregate maturities.
     R$ 000’

	Contratual
Fiscal Year	Leases		Fiscal Debt		Loans Payable		Total
Remaining 2011	R$	12,245	R$	1,103	R$	8,722	R$	22,070
2012		11,934		1,470		1,020		14,424
2013		10,551		1,470		—		12,021
2014		9,099		1,470		—		10,569
2015		5,452		1,470		—		6,922
Thereafter		1,388		4,262		—		5,650

	R$	50,669	R$	11,244	R$	9,742	R$	71,655

Lease obligations are usually restated in accordance to Brazilian inflation currently at 11.0% p.y. Fiscal debts are due with interests, which rates are discussed on letter C above. All the amounts disclosed on the previous tables include interest incurred up to March 31, 2011 on an accrual basis.

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
     We annually review our financial reporting and disclosure practices and accounting policies to ensure that they provide accurate and transparent information relative to the current economic and business environment. We believe that of our significant accounting policies (See the Notes to Consolidated Financial Statements or summary of significant accounting policies more fully disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010 in pages F-8 through F-45), the following involve a higher degree of judgment and/or complexity.
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
The Company signs agreements with beverage and food suppliers and for each product, the Company negotiates a monthly performance bonus which will depend on the product sales volume to its chains (including both own-operated and franchise operated). The performance bonus, or vendor bonuses, can be paid monthly or in advance (estimated), depending on the agreement terms negotiated with each supplier. When received in cash, the performance bonus is recognized as a credit in the Company’s income statement ( under “revenues from trade partners”). Such revenue is recorded when cash from vendors is received, since there is a great difficulty in estimating the receivable amount and significant doubts about its collectability exists until the vendor agrees with the exact bonus amounts.
When a vendor bonus is received in advance in cash, it is recorded as an entry in the “Cash and cash equivalents” with a corresponding credit in deferred income and is recognized on a straight line basis over the term of the related supply agreement on a monthly basis. When a vendor bonus is received in products it is recognized as a reduction to store costs and expenses.
Performance bonuses are normally received in cash and rarely in products. There were no performance bonus received in products during the quarters ended March 31, 2011 and 2010.
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
Marketing fund and expenses
     Bob•s Brand
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

          KFC and Pizza Hut Brands
     We contributes each month with 0.5% of KFC’s and Pizza Hut’s monthly net sales to a marketing fund managed by YUM! Brands — Brazil. In addition, we are also committed to invest 4.5% of KFC’s and Pizza Hut’s monthly net sales in local marketing and advertising.
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
The effect of income tax positions are recorded only if those positions are “more likely than not” of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Currently, the Company has no material uncertain income tax positions. Although we do not currently have any material charges related to interest and penalties, such costs, if incurred, are reported within the provision for income taxes.

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
     The FASB has issued ASU No. 2010-28, Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This ASU reflects the decision reached in EITF Issue No. 10-A. The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The guidance was adopted during 2011 fiscal year and did not impact our consolidated financial position, results of operations or cash flows.
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
ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted. The guidance was adopted during 2011 fiscal year and did not impact our consolidated financial position, results of operations or cash flows.

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
     We had R$9.6 million of variable rate (CDI-based interest) debt outstanding at March 31, 2011, and R$13.7 million outstanding at December 31, 2010. Based on the amounts outstanding, a 100 basis point change in interest rates would result in an approximate change to interest expense of $0.2 million at March 31, 2011 as well as $0.2 million at December 31, 2010. We attempt, when possible, to protect our revenues from foreign currency exchange risks by periodically adjusting our selling prices in Reais.
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
ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
     As of March 31, 2011, the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
     Based upon the foregoing evaluation as of March 31, 2011, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and operating as of March 31, 2011, to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
     Management understands that the set of internal controls applicable to restaurant operations provides us reasonable trust on their performance, aligned with the best practices observed in the Brazilian food service market. Central support to stores is improving along the years adapting the best systems and methods that local suppliers offer for these activities in Brazil. At the same time our management has concluded that our internal control over financial reporting was effective as of March 31, 2011 and provides reasonable assurance regarding the reliability of financial reporting and for the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. The results of management’s assessments were reviewed with the Audit Committee of our Board of directors. Management believes that the improvements we are pursuing through the implementation of the business process redesign project will comply with Sarbanes Oxley 404 rule, in order to be able to report according to this regulation when the market cap threshold will be achieved.
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
Changes in Internal Control over Financial Reporting
     During the quarter ended March 31, 2011, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for the matters mentioned above.

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
ITEM 1A. RISK FACTORS.
     An investment in our securities involves a high degree of risk. There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010 that was filed with the Securities and Exchange Commission on February 15, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
     During the three months ended March 31, 2011, the Company repurchased 8,325 shares of its common stock for US$73 thousand, equivalent to R$119 thousand.
Issuer Purchase of Equity Securities during the three months ended March 31, 2011.

			(c) Total Number of Shares Purchased	(d) Maximum Number
			As	of
	(a) Total Number	(b) Average	Part of Publicly	Shares that May Yet
	of Shares	Price Paid	Announced Plans	Be Purchased Under the
Period	Purchased	Per Share	or Programs	Plan or Programs
January 1 to January 31, 2011	—	—	—	64.835
February 1 to February 28, 2011	6.545	8,704	6.545	58.290
March 1 to March 31, 2011	1.780	8,831	1.780	56.510
Total Q1 2011	8.325	8,731
Total Year 2011	8.325	8,731		56.510

ITEM 6. EXHIBITS.
Exhibits

Number	Title

31.1	Certification by Ricardo Figueiredo Bomeny, Chief Executive Officer and acting Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Ricardo Figueiredo Bomeny, Chief Executive Officer and acting Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 11, 2011

BRAZIL FAST FOOD CORP.
By:	/s/ Ricardo Figueiredo Bomeny
Ricardo Figueiredo Bomeny
Chief Executive Officer and acting Chief Financial Officer