Form 10-Q
period 2011-06-30
BRAZIL FAST FOOD CORP
filed 2011-08-04
CIK 914537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011
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
Yes ☑            No ☐
As of July 29, 2011 there were 8,129,437 shares outstanding of the Registrant’s Common Stock, par value $0.0001.
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
Yes ☐            No ☑

PART I. FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS.
BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
(in thousands of Brazilian Reais, except share amounts)

	June 31,		December 31,
	2011		2010
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents (note 3)	R$	20.927	R$	16.742
Inventories		3.781		3.454
Accounts receivable
Clients		7.804		8.285
Franchisees		8.672		9.483
Allowance for doubtful accounts		(899)		(1.838)
Prepaid expenses		2.221		1.350
Advances to suppliers		2.779		2.426
Receivables from properties sale (notes 4 and 5)		3.633		3.633
Other current assets		5.031		4.249

TOTAL CURRENT ASSETS		53.949		47.784

Other receivables and other assets (note 4)		14.617		16.258

Deferred tax asset, net		11.842		11.992

Goodwill		799		799

Property and equipment, net		29.263		29.862

Deferred charges, net		5.424		5.866

TOTAL ASSETS	R$	115.894	R$	112.561

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Notes payable	R$	9.463	R$	12.972
Accounts payable and accrued expenses		21.002		25.848
Payroll and related accruals		8.059		6.571
Taxes		3.210		4.936
Current portion of deferred income tax		1.105		1.190
Current portion of deferred income (note 7)		2.201		993
Current portion of contingencies and reassessed taxes		1.530		1.580
Other current liabilities		76		79

TOTAL CURRENT LIABILITIES		46.646		54.169

Deferred income, less current portion (note 7)		5.698		2.702

Deferred income tax		763		1.262

NOTES PAYABLE, less current portion		879		1.107

CONTINGENCIES AND REASSESSED TAXES, less current portion (note 6)		19.262		19.251

TOTAL LIABILITIES		73.248		78.491

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 5,000 shares authorized; no shares issued		—		—
Common stock, $.0001 par value, 12,500,000 shares authorized; 8,472,927 and 8,472,927 shares issued; 8,129,437 and 8,137,762 shares outstanding		1		1
Additional paid-in capital		61.148		61.148
Treasury Stock (343,490 and 335,165 shares)		(2.065)		(1.946)
Accumulated Deficit		(17.420)		(24.946)
Accumulated comprehensive loss		(1.130)		(1.091)

TOTAL SHAREHOLDERS’ EQUITY		40.534		33.166

Non-Controlling Interest		2.112		904

TOTAL EQUITY		42.646		34.070

TOTAL LIABILITIES AND EQUITY	R$	115.894	R$	112.561

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
(in thousands of Brazilian Reais, except share amounts)

	Six Months Ended June 30,
	2011		2010
REVENUES
Net Revenues from Own-operated Restaurants	R$	78.468	R$	73.450
Net Revenues from Franchisees		15.434		12.648
Revenues from Supply Agreements		10.567		8.592
Other Income		1.462		2.806

TOTAL REVENUES		105.931		97.496

OPERATING COST AND EXPENSES
Store Costs and Expenses		(73.371)		(71.135)
Franchise Costs and Expenses		(5.478)		(5.650)
Marketing Expenses		(1.391)		(2.169)
Administrative Expenses		(13.814)		(11.947)
Other Operating Expenses		(2.936)		(2.907)
Net result of assets sold		(28)		(18)

TOTAL OPERATING COST AND EXPENSES		(97.018)		(93.826)

OPERATING INCOME		8.913		3.670

Interest Income (expense), net		142		(1.000)

NET INCOME BEFORE INCOME TAX		9.055		2.670

Income taxes		(1.192)		(663)

NET INCOME BEFORE NON-CONTROLLING INTEREST		7.863		2.007

Net (income) loss attributable to non-controlling interest		(337)		127

NET INCOME ATTRIBUTABLE TO BRAZIL FAST FOOD CORP.	R$	7.526	R$	2.134

NET INCOME PER COMMON SHARE BASIC AND DILUTED	R$	0,93	R$	0,26

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING: BASIC AND DILUTED		8.132.012		8.137.762
See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
(in thousands of Brazilian Reais, except share amounts)

	Three Months Ended June 30,
	2011		2010
REVENUES
Net Revenues from Own-operated Restaurants	R$	38.322	R$	35.173
Net Revenues from Franchisees		7.824		6.054
Revenues from Supply Agreements		3.775		5.179
Other Income		1.065		1.000

TOTAL REVENUES		50.986		47.406

OPERATING COST AND EXPENSES
Store Costs and Expenses		(35.361)		(34.010)
Franchise Costs and Expenses		(2.910)		(3.272)
Marketing Expenses		(376)		(1.069)
Administrative Expenses		(6.910)		(5.791)
Other Operating Expenses		(1.363)		(1.890)
Net result of assets sold		(26)		9

TOTAL OPERATING COST AND EXPENSES		(46.946)		(46.023)

OPERATING INCOME		4.040		1.383

Interest Income (expenses), net		186		(660)

NET INCOME BEFORE INCOME TAX		4.226		723

Income taxes		(600)		(451)

NET INCOME BEFORE NON-CONTROLLING INTEREST		3.626		272

Net income attributable to non-controlling interest		(330)		(18)

NET INCOME ATTRIBUTABLE TO BRAZIL FAST FOOD CORP.	R$	3.296	R$	254

NET INCOME PER COMMON SHARE BASIC AND DILUTED	R$	0,41	R$	0,03

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING: BASIC AND DILUTED		8.129.437		8.157.902
See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss (Unaudited)
(in thousands of Brazilian Reais)

	Six Months Ended June 30,				Three Months Ended June 30,
	2011		2010		2011		2010
NET INCOME	R$	7.526	R$	2.134	R$	3.296	R$	254
Other comprehensive income (loss):
Foreign currency translation adjustment		(39)		18		(7)		5

COMPREHENSIVE INCOME	R$	7.487	R$	2.152	R$	3.289	R$	259

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
Consolidated Statements of Changes In Shareholders’ Equity (Unaudited)
(in thousands of Brazilian Reais)

				Additional							Accumulated	Total		Non-
	Common Stock			Paid-In		Treasury		Accumulated			Comprehensive	Shareholders’		Controlling		Total
	Shares	Par Value		Capital		Stock		(Deficit)			Loss	Equity		Interest		Equity
Balance, December 31, 2010	8.137.762	R$	1	R$	61.148	R$	(1.946)	R$	(24.946)	R$	(1.091)	R$	33.166	R$	904	R$	34.070

Non-Controling Paid in Capital													—		871		871

Net Income	—		—		—		—		7.526		—		7.526		337		7.863

Acquisition of Company’s own shares	(8.325)		—		—		(119)		—		—		(119)		0		(119)

Cummulative translation adjustment	—		—		—		—		—		(39)		(39)		—		(39)

Balance, June 30, 2011	8.129.437	R$	1	R$	61.148	R$	(2.065)	R$	(17.420)	R$	(1.130)	R$	40.534	R$	2.112	R$	42.646

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(in thousands of Brazilian Reais)

	Six Months Ended June, 30
	2011		2010
CASH FLOW FROM OPERATING ACTIVITIES:
NET INCOME ATTRIBUTABLE TO BRAZIL FAST FOOD CORP.	R$	7.863	R$	2.007
Adjustments to reconcile net income to cash provided by (used in) operating activities:

Depreciation and amortization		3.445		3.084
Loss on assets sold, net		28		18
Deferred tax		(434)		—

Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable		353		316
Inventories		(327)		1.520
Prepaid expenses, advances to suppliers and other current assets		(1.224)		(2.600)
Other assets		859		(1.206)
(Decrease) increase in:
Accounts payable and accrued expenses		(4.846)		2.349
Payroll and related accruals		1.488		2.545
Taxes other than income taxes		(1.726)		293
Deferred income		4.204		(979)
Contingencies and reassessed taxes		(39)		635
Other liabilities		(3)		(70)

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES		9.641		7.912

CASH FLOW FROM INVESTING ACTIVITIES:
Additions to property and equipment		(2.556)		(4.139)
Proceeds from sale of property, equipment and deferred charges		2.104		—

CASH FLOWS USED IN INVESTING ACTIVITIES		(452)		(4.139)

CASH FLOW FROM FINANCING ACTIVITIES:
Acquisition of Company’s own shares		(119)		—
Net Repayments under lines of credit		(4.846)		(1.648)

CASH FLOWS USED IN FINANCING ACTIVITIES		(4.965)		(1.648)

EFFECT OF FOREIGN EXCHANGE RATE		(39)		18

NET INCREASE IN CASH AND CASH EQUIVALENTS		4.185		2.143

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD		16.742		13.250

CASH AND CASH EQUIVALENTS AT END OF PERIOD	R$	20.927	R$	15.393

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(in Brazilian Reais, unless otherwise stated)
NOTE 1 — FINANCIAL STATEMENT PRESENTATION
     The accompanying unaudited consolidated financial statements of Brazil Fast Food Corp. and its subsidiaries (together referred as “the Company”) have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial statements. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These unaudited consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Unless otherwise specified, all references in these financial statements to (i ) “Reais” or “R$” are to the Brazilian Real (singular), or to Brazilian Reais (plural), the legal currency of Brazil, and (ii ) “U.S. Dollars” or “$” are to United States dollars.
     The balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
     The consolidated financial statements as of June 30, 2011 and for the three and six-month periods ended June 30, 2011 and 2010, included in this report, are unaudited. However, in management’s opinion, such consolidated financial statements reflect all normal recurring adjustments that are necessary for a fair presentation. The results for the interim periods are not necessarily indicative of trends or of results expected for the full year ending December 31, 2011.
     The preparation of these financial statements requires the use of estimates and assumptions that reflect the assets, liabilities, revenues and expenses reported in the financial statements, as well as amounts included in the notes thereto. Management reviews its estimates periodically, including those related to depreciation, contingencies, income taxes and allowance for doubtful accounts. While the Company uses its best estimates and judgments, actual results could differ from those estimates as further confirming events occur.
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
DOGGIS TRADEMARK
     During October 2008, the Company reached an agreement with G.E.D. Sociedad Anonima (“GED”), one of the fast food leaders in Chile, where it has approximately 150 stores.
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
FCK (former SUPRILOG)
     During the second quarter of 2011, the Company set up a new company, called FCK — Franquias e Participações Ltda., via the capital contribution of the equity interest it held in SUPRILOG. FCK will operate the franchise system of KFC in Brazil.
     The previous operation of Suprilog Logística Ltda. (warehousing of equipment and spare parts as well as maintenance services for the Company’s own-operated restaurants) is now being conducted by Venbo.
     As of June 30, 2011, FCK had not initiated its new operation.

NOTE 3 — CASH AND CASH EQUIVALENT
     Cash and cash equivalent consists of the following:

	June 30,		December 31,
R$’000	2011		2010
	R$		R$
Cash at point of sales		785		890
Cash with money collectors		158		359
Bank accounts		1,775		2,907
Investments funds (a)		18,209		12,586

	R$	20,927	R$	16,742

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
NOTE 4 — OTHER RECEIVABLES AND OTHER ASSETS
     Other receivables and other assets consist of the following:

	June 30,		December 31,
R$’000	2011 (unaudited)		2010
Other receivables and other assets:

Receivables from franchisees — assets sold (a)	R$	501	R$	660
Judicial deposits (b)		9.340		9.515
Properties held for sale (c)		1.143		1.361
Receivable from properties sale, less current portion (c)		2.170		4.450
Investment in BBS (Bobs — Chile) (d)		805		124
Other receivables		658		148

	R$	14.617	R$	16.258

(a)	The long-term portion of receivables derived from the sale of restaurants (fixed assets) to franchisees;

(b)	Deposits required by Brazilian courts in connection with legal disputes, also discussed in note 6;

(c)	Company sold its real estate properties, as discussed in note 5. As a portion of the sale had not been formalized by June 30, 2011, the Company recorded the related amount (cost of acquisition, net of accumulated depreciation) as property held for sale (R$1,143,000). The balance of R$2,170,000 represents the long-term portion of receivables from the property sales which had been completed by June 30, 2011. The balance sheet also states the current portion of these receivables in the amount of R$3,633,000.

(d)	Refers to the Company’s 20% capital interest in BBS, a non-controlling subsidiary (see note 2). During the first semester of 2011 the Company paid in an additional R$681,000 in capital. The other stockholders also contributed capital to BBS, and as such, the Company share remains at 20%.

NOTE 5 — SALE OF ASSETS
     During the third quarter of 2010 the Company entered into an agreement to sell all its eight properties to Bigburger Ltda., and CCC Empreendimentos e Participações Ltda. entities controlled by José Ricardo Bomeny and Rômulo B. Fonseca, respectively, two of the Company’s major shareholders. Three own-operated stores and five stores operated by franchisees, all under the Bob’s brand, had their business premises sold. The sale transaction only included the buildings and improvements made to them and did not include either the operating assets or the operation of the stores. Therefore, after the sale of the properties, the Company will continue to operate its stores as usual, as will the franchisees.
     This transaction was conducted at the estimated fair value and will result in sale proceeds of R$13.5 million from assets with a book value of R$6.4 million. Management prepared the fair value estimates for these asset sales and in doing so considered valuations provided by real estate consultants.
     By December 31, 2010, much of the transaction had already been concluded (seven of the eight properties sold), for which reason the company accounted for a net gain of R$5.4 million (R$3.6 million, net of income tax) in the operating results for the twelve-month period ended on that date. Some legal issues have held up the sale of the one remaining property, though this is expected to be concluded in the second semester of 2011, bringing expected additional gains to be accounted for of approximately R$1.6 million (R$1.1 million, net of income tax). The portion of assets which had not been sold by June 30, 2011 were reclassified to the Properties held for sale account (part of “Other receivables and other assets” — see note 4) at their net cost value (R$1.1 million).
     The terms of sale included a downpayment of approximately 20% of the total amount, with the balance to be paid in 24 monthly installments. The buyers also accepted certain conditions to protect the Company’s long-term interests, including the maintenance of existing rental agreements and loan guarantees. All payments due until June 30, 2011 (total amount received was R$5.5 million which includes R$2.2 received during the first quarter of 2011) were received by the Company. The short-term portion of these receivables is stated as “Receivables from properties sale” in the balance sheet and the long- term portion is stated as part of “Other receivables and other assets”. The Company has evaluated the status of these receivables and concluded that there are no issues with their collectability.
     This transaction will enable the Company to reduce its debt and permit the management to focus its attention on the core restaurant operations.

NOTE 6 — CONTINGENCIES AND REASSESSED TAXES
     Liabilities related to tax amnesty programs and litigation consist of the following:

	June 30, 2011 (unaudited)			December 31, 2010
			Long			Long
	Total	Current	Term	Total	Current	Term
R$000’	Liability	Liability	Liability	Liability	Liability	Liability
Reassessed taxes
Federal taxes (PAES)	11,009	1,530	9,479	11,639	1,580	10,059
Contingencies
ISS tax litigation	7,450	—	7,450	6,616	—	6,616
Labor litigation	1,649	—	1,649	1,885	—	1,885
Property leasing and other litigation	684	—	684	691	—	691

TOTAL	20,792	1,530	19,262	20,831	1,580	19,251

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
     In February 2005, the Company compared its remaining debt regarding PAES with statements provided by the Brazilian Federal Government. Those statements reported that Company’s total tax liability would be greater than the figures in the Company’s balance sheet, in the amount of approximately R$3.2 million.
     During March, 2005, the Company filed a formal request with the Brazilian Federal Authorities, claiming to have its total tax liability reviewed. Such request, reconciled the amounts the Company had accrued in its accounting books to the amounts reported in the official statement at the same period. The Company believes that the amounts accrued at the balance sheet as of June 30, 2011, of R$11.0 million (R$11.6 million in December 31, 2010) are sufficient, however, there is no assurance that the outcome of this situation will not derive further liability to the Company. As of June 30, 2011, the difference between such tax liability at the statements provided by the Brazilian Federal Government and the statements reported by the Company’s was R$4.7 million (R$4.7 million in December 31, 2010).
     In 2008, the Brazilian federal government detected miscalculation of the interest accrued by most companies that had joined both amnesty programs. The Company’s total tax liability increased R$2.8 million accordingly.
     In accordance to the amnesty programs the Company has been paying monthly installments equivalent to 1.5% of Venbo ´s gross sales, with interest accruing at rates set by the Brazilian federal government, which are currently 6.0% per year (6.0% per year also in December 31, 2010).
     During second quarter ended June 30, 2011, the Company paid approximately R$0.7 million (R$0.7 million in the same period of 2010) as part of the PAES program and no interest was charged on these payments.

     During the third quarter of 2009, the Brazilian federal government launched a third amnesty program to consolidate balances from previous programs and other tax debts. The Company applied to join such program. However, the rules for the amnesty program, on tax liability consolidation and reduction in consequence to number of monthly installments chosen, have not yet been fully formalized by the Brazilian fiscal authorities. At the present moment, the Company cannot estimate when the Government will consolidate the total tax liability of such amnesty program and also cannot estimate if any material adjustment will be necessary.
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
     As of June 30, 2011, the Company has totaled R$7.4 million (R$6.6 million in December 31, 2010) in deposits, which is considered by the Company’s management, based on the opinion of its legal advisors, sufficient to cover the Company’s current ISS tax contingencies.
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
     The referred change in ISS tax legislation triggered much debate on whether marketing fund contribution and initial fees paid by franchisees should be considered services rendered and be liable for ISS tax payment. The Company and its tax advisors understand that those figures are not covered by the ISS legislation and, accordingly, they are not subject to such taxation. The Company and its legal advisors are working to adopt all necessary measures to avoid an inadequate interpretation of ISS taxation that could lead on marketing fund contribution and initial fees.
•	Labor litigation
     During 2005, the Company was ordered to pay to a former employee R$480,000. Although unusually high, the Company cannot guarantee it will not receive other labor complaint of similar magnitude.
     As of June 30, 2011 the Company accounted for labor related liabilities the amount of R$1.6 million (R$1.9 million in December 31, 2010), which is considered by the Company’s management, based on the opinion of its legal advisors, sufficient to cover the Company’s current labor contingencies.

     Other contingencies
     The Company has experienced other contingencies related to the former owner of Venbo, to franchisees or ex-franchisees, to owners of properties where the Company held lease contracts and others. The Company cannot predict the receipt of additional claims that might be material or that might need Company ´s disbursements.
     Based on an analysis of possible losses, taking into account the applicable litigation and settlement strategies of its legal advisors, the Company has sufficient resources to cover its current contingencies.
NOTE 7 — DEFERRED INCOME
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
     When a vendor bonus is received in advance in cash, it is recorded as an entry in the “Cash and cash equivalent’s” with a corresponding credit in deferred income and is recognized on a straight line basis over the term of the related supply agreement on a monthly basis.
     Performance bonuses may also include Exclusivity agreements, which are normally paid in advance by suppliers.
     The increase from 2010 to 2011 is also attributable to two performance bonus contracted during 2011, both of them with pre-existing suppliers and relate to two major products supplied to the Bobs chain.
NOTE 8 — STOCK OPTION PLAN ACTIVITY
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

NOTE 9 — TREASURY STOCK
     In the last quarter of 2004, the Company’s Board of Directors approved a stock repurchase plan involving the repurchase of as many as 200,000 shares of its own common stock. The plan’s goal is to optimize the cash generated in the United States, and the repurchase limit was increased by 200,000 shares on October 18, 2006.
     During the first quarter of 2011, the Company repurchased 8,325 shares related to such plan. During the first semester of 2010, the Company did not repurchase any share under the referred stock repurchase plan.
     Up to June 30, 2011, the Company repurchased a total amount of 343,490 shares and the accumulated stock purchases totaled R$2.1 million. Those transactions are accounted for as a reduction of Paid in Capital and an increase in treasury stocks, in the Shareholders’ Equity section of the accompanying balance sheets.
NOTE 10 — SEGMENT INFORMATION
     Through the Company’s wholly-owned subsidiary, Venbo, which conducts business under the trade name “Bob’s”, the Company owns and operates, both directly and through franchisees, Brazil’s second largest fast food hamburger restaurant chain. Currently, the Company operates 39 points of sale under the Bob’s brand.
     Since April 2007, the Company has operated the KFC brand in Brazil through its wholly-owned subsidiary, CFK. Presently, the Company operates 8 stores in Rio de Janeiro under the trade name KFC.
     Since December 1, 2008, the Company has operated the Pizza Hut brand in São Paulo, Brazil, through its subsidiary IRB. It currently operates 17 stores under the Pizza Hut brand.
     Since September, 2008, the Company has operated the Doggis brand in Rio de Janeiro through its subsidiary, DGS. At present, the Company operates 5 stores under the Doggis trade name.
     Currently, most of the Company’s operations are concentrated in southeastern Brazil. As of June 30, 2011, all point sales operated by the Company listed above were located at that region which provided 100.0% of total Net Revenues from Own-operated Restaurants for the year. In addition, from the total of 736 franchise-operated point of sales, 383 were located at the same region, providing 56% of Net Revenues from Franchisees.
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

     The Company manages and internally reports its operations in two segments: (1) own-stores operations (2) franchise operations. The following tables present the Company’s revenues, costs/expenses and operating income per segment:

R$000’		Results from own-stores operations
	Six months ended June 30,		Three months ended June 30,
	2011	2010	2011	2010
Net Restaurant Sales	78.468	73.450	38.322	35.173
Store Costs and Expenses	—	—	—	—
Food, Beverage and Packaging	(25.876)	(25.090)	(12.352)	(11.873)
Payroll & Related Benefits	(16.790)	(17.938)	(8.158)	(8.704)
Restaurant Occupancy	(9.379)	(8.681)	(4.624)	(4.322)
Contracted Services	(9.723)	(9.634)	(4.818)	(4.585)
Depreciation and Amortization	(3.130)	(2.786)	(1.505)	(1.320)
Royalties charged	(2.853)	(2.178)	(1.469)	(1.132)
Other Store Costs and Expenses	(5.620)	(4.828)	(2.435)	(2.074)

Total Store Costs and Expenses	(73.371)	(71.135)	(35.361)	(34.010)

Operating margin	5.097	2.315	2.961	1.163

R$000’		Results from franchise operations
	Six months ended June 30,		Three months ended June 30,
	2011	2010	2011	2010
Net Franchise Revenues	15.434	12.648	7.824	6.054
Payroll & Related Benefits	(3.280)	(3.471)	(1.575)	(1.850)
Occupancy expenses	(426)	(697)	(183)	(470)
Travel expenses	(677)	(590)	(485)	(404)
Contracted Services	(463)	(185)	(267)	(123)
Other franchise cost and expenses	(632)	(707)	(400)	(425)

Total Franchise Costs and Expenses	(5.478)	(5.650)	(2.910)	(3.272)

Operating margin	9.956	6.998	4.914	2.782

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
     Own-stores operation conducted by the Company provided the following figures per brand:

	Results from Bob’s		Results from KFC’s		Results from Pizza Hut’s		Results from Doggi’s
	brand operations		brand operations		brand operations		brand operations
R$000’
	Six months ended June 30,		Six months ended June 30,		Six months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010	2011	2010	2011	2010
Revenues	R$33.759	R$35.367	R$12.346	R$9.979	R$31.209	R$27.071	R$1,154	R$	1.033
Food, Beverage and Packaging	(12.408)	(12.817)	(4.642)	(3.629)	(8.237)	(8.045)	(589)		(599)
Payroll & Related Benefits	(7.467)	(9.172)	(3.126)	(2.821)	(5.663)	(5.522)	(534)		(423)
Occupancy expenses	(3.731)	(3.822)	(1.659)	(1.486)	(3.639)	(3.145)	(350)		(228)
Contracted Services	(3.763)	(4.479)	(1.720)	(1.676)	(4.016)	(3.302)	(224)		(177)
Depreciation and Amortization	(1.095)	(1.305)	(614)	(547)	(117)	(844)	(1.304)		(90)
Royalties charged	—	—	(793)	(368)	(2.042)	(1.810)	(18)		—
Other Store Costs and Expenses	(3.025)	(3.028)	(1.158)	(353)	(1.342)	(1.376)	(95)		(71)

Total Own-stores cost and expenses	(31.489)	(34.623)	(13.712)	(10.880)	(25.056)	(24.044)	(3.114)		(1.588)

Operating margin	R $2.270	R$744	R$(1.366)	R$(901)	R$ 6.153	R $3.027	R$(1.960)		R$ (555)

	Results from Bob’s		Results from KFC’s		Results from Pizza Hut’s		Results from Doggi's
	brand operations		brand operations		brand operations		brand operations
R$000’	Three months ended June 30,		Three months ended June 30,		Three months ended June 30,		Three months ended June 30,
	2011	2010	2011	2010	2011	2010	2011	2010
Revenues	R$15.474	R$15.877	R$6.132	R$4.876	R$16.273	R$13.936	R $443	R $484
Food, Beverage and Packaging	(5.592)	(5.647)	(2.304)	(1.791)	(4.245)	(4.170)	(211)	(265)
Payroll & Related Benefits	(3.434)	(4.262)	(1.629)	(1.495)	(2.835)	(2.733)	(261)	(214)
Occupancy expenses	(1.781)	(1.712)	(845)	(770)	(1.827)	(1.695)	(170)	(145)
Contracted Services	(1.728)	(1.933)	(813)	(909)	(2.187)	(1.649)	(90)	(94)
Depreciation and Amortization	(503)	(657)	(318)	(275)	564	(355)	(1.248)	(33)
Royalties charged	—	—	(391)	(201)	(1.060)	(931)	(18)	—
Other Store Costs and Expenses	(1.306)	(1.184)	(597)	(188)	(492)	(667)	(40)	(35)
Total Own-stores cost and expenses	(14.344)	(15.395)	(6.897)	(5.629)	(12.082)	(12.200)	(2.038)	(786)

Operating margin	R$ 1.130	R$482	R$(765)	R$ (753)	R$4.191	R$1.736	R$(1.595)	R$ (302)

     Below we provide the segment information and its reconciliation to the Company ´s income statement:

R$000’	Six Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010
Bob ´s Operating Income	R$2.270	R$744	R$1.130	R$482
KFC ´s Operating Loss	(1.366)	(901)	(765)	(753)
Pizza Hut ´s Operating Income	6.153	3.027	4.191	1.736
Doggi ´s Operating Loss	(1.960)	(555)	(1.595)	(302)

Total Operating Income	5.097	2.315	2.961	1.163

Income from franchise operations	9.956	6.998	4.914	2.782

Unallocated Marketing Expenses	(1.391)	(2.169)	(376)	(1.069)
Unallocated Administrative Expenses	(13.814)	(11.947)	(6.910)	(5.791)
Unallocated Other Operating Expenses	(2.936)	(2.907)	(1.363)	(1.890)
Unallocated Net Revenues from Trade Partners	10.567	8.592	3.775	5.179
Unallocated Other income	1.462	2.806	1.065	1.000
Unallocated Net result of assets sold and impairment of assets	(28)	(18)	(26)	9
Unallocated Interest Income (Expenses)	142	(1.000)	186	(660)

Total Unallocated Expenses	(5.998)	(6.643)	(3.649)	(3.222)

NET INCOME BEFORE INCOME TAX	9.055	2.670	4.226	723

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
OUR BUSINESS
     References to “we”, “us” or the “Company” are to Brazil Fast Food Corp.
     During 1996, we acquired 100.0% of the capital of Venbo Comercio de Alimentos Ltda. (“Venbo”), a Brazilian limited liability company which conducts business under the trade name “Bob’s”, and owns and operates, both directly and through franchisees, a chain of hamburger fast food restaurants in Brazil. At the end of the second quarter of 2011, the Company was operating 39 stores in Rio de Janeiro State.
     In December 2006, we established a holding company in Brazil called BFFC do Brasil Participações Ltda. (“BFFC do Brasil”, formerly 22N Participações Ltda.), to consolidate all our business in the country and allow us to pursue its multi-brand program. Following the restructuring strategy, we implemented separate managements for our different divisions: fast food restaurants, franchises and real estate. During the first quarter of 2007, we reached an agreement with Yum! Brands, owner of the KFC brand. By this agreement, BFFC do Brasil, through its subsidiary CFK Comércio de Alimentos Ltda. (“CFK”, formerly Clematis Indústria e Comércio de Alimentos e Participações Ltda.), started to conduct the operations of four directly owned and operated KFC restaurants in the city of Rio de Janeiro as a Yum! Brands franchisee, and took over the management, development and expansion of the KFC chain in Brazil. At the end of the second quarter of 2011, the Company was operating 8 stores in Rio de Janeiro State.
     During 2008, we reached an agreement with Restaurants Connection International Inc (“RCI”) to acquire, through its wholly-owned holding subsidiary, BFFC do Brasil, 60% of Internacional Restaurantes do Brasil (“IRB”), which operates Pizza Hut restaurants in the city of São Paulo as a Yum! Brands franchisee. The remaining 40% of IRB is held by another Brazilian company of which IRB’s current CEO is the main stockholder. IRB also operates a coffee concept brand called “In Bocca al Lupo Café”, which is present as a “corner” operation, inside of four of Pizza Hut stores. At the end of the second quarter of 2011, the Company was operating 17 Pizza Hut stores in São Paulo State.

     During October 2008, we reached an agreement with G.E.D. Sociedad Anonima (“GED”), one of the fast food leaders in Chile, where it has 150 stores. By this agreement, BFFC do Brasil would establish a Master Franchise to manage, develop and expand the Doggis hot-dog chain in Brazil through own-operated restaurants and franchisees and GED would establish a Master Franchise to manage, develop and expand the Bob’s hamburger chain in Chile through own-operated restaurants and franchisees. The Master Franchise established in Brazil was named DGS Comercio de Alimento S.A. (“DGS”) and the Master Franchise established in Chile was named BBS S.A. (“BBS”). BFFC do Brasil has 20% of BBS and GED has 20% of DGS. BBS is qualified as noncontrolling subsidiary since we have no ability to influence business decision in such investee. Accordingly, investment in BBS is accounted for at cost of acquisition. The Company opened the first Doggis’ store in third quarter of 2009 and at the end of the first semester of 2011 the Company was operating 5 stores in Rio de Janeiro State.
     We also own FCK — Franquias e Participações Ltda., via the capital contribution of the equity interest it held in SUPRILOG. FCK will operate the franchise system of KFC in Brazil .As of June 30, 2011, FCK had not initiated its new operation. FCK figures are not material to our overall results.
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

     RESULTS OF OPERATIONS — COMPARISON OF QUARTERS ENDED JUNE 30, 2011 AND 2010
(Amount in thousand of Brazilian Reais)
     The following table sets forth the statement of operations for the three and six months ended June 30, 2011 and 2010. All the operating figures are stated as a percentage of total net revenues. However, the details of store costs and expenses and franchise expenses also include these figures as a percentage of net revenues from own-operated restaurants and net franchise revenues, respectively.

R$000’	Three Months		Three Months		Six Months		Six Months
	Ended		Ended		Ended		Ended
	30-Jun-11	%	30-Jun-10	%	30-Jun-11	%	30-Jun-10	%
REVENUES
Net Revenues from Own-operated Restaurants	R$38.322	75,2%	R$35.173	74,2%	R$78.468	74,1%	R$73.450	75,3%
Net Revenues from Franchisees	7.824	15,3%	6.054	12,8%	15.434	14,6%	12.648	13,0%
Revenues from Special Agreements	3.775	7,4%	5.179	10,9% %	10.567	10,0%	8.592	8,8%
Other Income	1.065	2,1%	1.000	2,1%	1.462	1,4%	2.806	2,9%

TOTAL REVENUES	50.986	100,0%	47.406	100,0%	105.931	100,0%	97.496	100,0%
OPERATING COST AND EXPENSES
Store Costs and Expenses	(35.361)	-69,4%	(34.010)	-71,7%	(73.371)	-69,3%	(71.135)	-73,0%
Franchise Costs and Expenses	(2.910)	-5,7%	(3.272)	-6,9%	(5.478)	-5,2%	(5.650)	-5,8%
Marketing Expenses	(376)	-0,7%	(1.069)	-2,3%	(1.391)	-1,3%	(2.169)	-2,2%
Administrative Expenses	(6.910)	-13,6%	(5.791)	-12,2%	(13.814)	-13,0%	(11.947)	-12,3%
Other Operating Expenses	(1.363)	-2,7%	(1.890)	-4,0%	(2.936)	-2,8%	(2.907)	-3,0%
Net result of assets sold	(26)	-0,1%	9	0,0%	(28)	0,0%	(18)	0,0%

TOTAL OPERATING COST AND EXPENSES	(46.946)	-92,1%	(46.023)	-97,1%	(97.018)	-91,6%	(93.826)	-96,2%

OPERATING INCOME	4.040	7,9%	1.383	2,9%	8.913	8,4%	3.670	3,8%

Interest Income (Expense)	186	0,4%	(660)	-1,4%	142	0,1%	(1.000)	-1,0%

NET INCOME BEFORE INCOME TAX	4.226	8,3%	723	1,5%	9.055	8,5%	2.670	2,7%

Income taxes	(600)	-1,6%	(451)	-1,3%	(1.192)	-1,5%	(663)	-0,9%

NET INCOME BEFORE NON-CONTROLLING INTEREST	3.626	9,5%	272	0,8%	7.863	10,0%	2.007	2,7%

Net loss attributable to non-controlling interest	(330)	-0,9%	(18)	-0,1%	(337)	-0,4%	127	0,2%

NET INCOMEATTRIBUTABLE TO BRAZIL FAST FOOD CORP.	3.296	8,6%	254	0,7%	7.526	9,6%	2.134	2,9%

Net Revenues from Own-Operated Restaurants
     Net restaurant sales for our company-owned retail outlets increased R$5.0 million or 6.8%, to R$78.4 million for the six months ended June 30, 2011 as compared to R$73.4 million for the six months ended June 30, 2010.
     Net restaurant sales for our company-owned retail outlets increased R$3.1 million or 9.0%, to R$38.3 million for the three months ended June 30, 2011 as compared to R$35.2 million for the three months ended June 30, 2010.
     The breakdown of net revenues from the Company’s own restaurants is as follows:

	Net revenues from own-operated restaurants
	6 Months	Increase	6 Months	3 Months	Increase	3 Months
	June 30,	(Decrease)	June 30,	June 30,	(Decrease)	June 30,
Brand	2011	%	2010	2011	%	2010
Bob’s	R$33,759	-4.5%	R$35,367	R$15,474	-2.5%	R$15,877
KFC	12,346	23.7%	9,979	6,132	25.8%	4,876
IRB — Pizza Hut	31,209	15.3%	27,071	16,273	16.8%	13,936
DOGGIS	1,154	11.7%	1,033	443	-8.5%	484

Consolidated Net Revenues	R$78,468	6.8%	R$73,450	R$38,322	9.0%	R$35,173

     Based on the criterion of same store sales, which only includes stores that have been open for more than one year and represents a non-GAAP statistic used in retail industry analysis, Bob’s net restaurant sales in the six months ended June 30, 2011 were 10.2% higher than in the same three-month period in 2010. The increase is attributable to face-lift of some stores and to discounted price on one of the major sandwiches. However, Bob’s overall sales decreased due to the reduction in the number of points of sale (from 55 in June 30, 2010 to 39 at June 30, 2011).
     The decrease in the number of Bob’s point of sales reflects the company’s strategy to limit its direct operations to its most profitable outlets and to focus on growing its franchise network.
     Under the criterion of same store sales, net restaurant sales saw an approximately 12.3% increase for the KFC brand between the six months ended June 30, 2011 and the equivalent period in 2010. KFC’s overall sales increased due to (i) improvement of client perception to KFC brand (ii) inclusion of lower price products, bringing in new business during off-peak hours; (ii) increase in delivery business; and (iii) focus on speeding up operations, especially at peak hours, with implementation of client single line and products assembly line. KFC’s overall sales increase was partially offset by the decreased number of point of sales from 10 at June 30, 2010 to 8 at June 30, 2011.
     Under the criterion of same store sales, Pizza Hut’s net restaurant sales increased by approximately 10.3% between the three—month period ended June 30, 2011 and the equivalent period of 2010. Pizza Hut’s sale increase is attributable to modifications to the menu board: (a) inclusion of higher value items; (b) launch of new co-branding and other products. The increase is also attributable to the increase in the selling price of some products, representing an overall price hike of around 3%, to sales through the internet (collective purchases) and to new promotions during the working days. Pizza Hut’s revenues were also positively impacted by the increased number of point of sales from 16 at June 30, 2010 to 17 at June 30, 2011).
     The overall increase in Doggis’ sales is mainly attributable to the growth in the number of points of sales from four on June 30, 2010 to 5 on June 30, 2011.

Net Franchise Revenues
     Net franchise revenues are comprised of initial fees (due upon the signing of a new franchise contract) and royalty fees (a percentage on sales paid by stores operated by franchisees), as set forth below:

	6 Months ended		3 Months ended
R$’ 000	June 30,		June 30,
Brand	2011	2010	2011	2010
Net Franchise Royalty Fees	R$13,638	R$11,400	R$6,942	R$5,189
Initial Fee	1,796	1,248	882	865

Net Franchise Revenues	R$15,434	R$12,648	R$7,824	R$6,054

     Net franchise revenues increased R$2.8 million or 22.0%, to R$15.4 million for the six months ended June 30, 2011 from R$12.6 million for the six months ended June 30, 2010.
     Net franchise revenues increased R$1.8 million or 29.2%, to R$7.8 million for the three months ended June 30, 2011 from R$6.0 million for the three months ended June 30, 2010.
     These increases are attributable to the growth of Company’s franchise business from 650 retail outlets as of June 30, 2010 to 736 as of June 30, 2011.
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
     The income related to performance bonuses when received in cash recognized directly as a credit in the Company’s income statement under “revenues from trade partners”. Such revenue is recorded when the cash is actually received from the vendors, since it is very hard to estimate how much will be receivable and there are significant doubts about its collectability until the vendor agrees on the exact value of the bonus.
     When a vendor’s bonus is received in advance in cash, it is recorded as an entry in the “Cash and cash equivalents” with a corresponding credit in deferred income, and is recognized on a straight line basis over the term of the related supply agreement on a monthly basis.

     Performance bonuses may also include exclusivity agreements, which are normally paid in advance by suppliers.
     The rise in the number of Bob’s brand franchisees, from 650 on June 30, 2010 to 736 on June 30, 2011, together with the expansion of the multi-brand concept, has given the Company’s administrators greater bargaining power with its suppliers.
     In addition, the growth of the franchisee chain has boosted the volume of purchases made from suppliers. According to the terms of its supply agreements, this means the Company has benefited from volume-related performance bonuses from its suppliers.
Other income is mainly comprised of nonrecurring gains.
Store Costs and Expenses
     As a percentage of Total revenues, Store costs and expenses were (69.3%) and (73.0%) for the semesters ended June 30, 2011 and 2010, respectively.
     As a percentage of Total revenues, Store costs and expenses were (69.4%) and (71.7%) for the quarters ended June 30, 2011 and 2010, respectively.
     Analyzed as a segment (own-store operations), the respective store costs and expenses for own-operated restaurants as compared to net revenues can be seen below:

R$000’	3 Months		3 Months		6 Months		6 Months
	Ended		Ended		Ended		Ended
	30-Jun-11	%	30-Jun-10	%	30-Jun-11	%	30-Jun-10	%
STORE RESULTS

Net Revenues from Own-operated Restaurants	38.322	100,0%	35.173	100,0%	78.468	100,0%	73.450	100,0%
Store Costs and Expenses
Food, Beverage and Packaging	(12.352)	-32,2%	(11.873)	-33,8%	(25.876)	-33,0%	(25.090)	-34,2%
Payroll & Related Benefits	(8.158)	-21,3%	(8.704)	-24,7%	(16.790)	-21,4%	(17.938)	-24,4%
Restaurant Occupancy	(4.624)	-12,1%	(4.322)	-12,3%	(9.379)	-12,0%	(8.681)	-11,8%
Contracted Services	(4.818)	-12,6%	(4.585)	-13,0%	(9.723)	-12,4%	(9.634)	-13,1%
Depreciation and Amortization	(1.505)	-3,9%	(1.320)	-3,8%	(3.130)	-4,0%	(2.786)	-3,8%
Royalties charged	(1.469)	-3,8%	(1.132)	-3,2%	(2.853)	-3,6%	(2.178)	-3,0%
Other Store Costs and Expenses	(2.435)	-6,4%	(2.074)	-5,9%	(5.620)	-7,2%	(4.828)	-6,6%
Total Store Costs and Expenses	(35.361)	-92,3%	(34.010)	-96,7%	(73.371)	-93,5%	(71.135)	-96,8%

STORE OPERATING INCOME	2.961	7,7%	1.163	3,3%	5.097	6,5%	2.315	3,2%

Food, Beverage and Packaging Costs
     The tables below set forth the cost of food per brand:

	6 Months ended			6 Months ended
R$’000	June 30,2011			June 30,2010
Brand	Revenues	Cost of Food	%	Revenues	Cost of Food	%
Bob’s	R$33,759	R$(12,408)	-36.8%	R$35,367	R$(12,817)	-36.2%
KFC	12,346	(4,642)	-37.6%	9,979	(3,629)	-36.4%
IRB — Pizza Hut	31,209	(8,237)	-26.4%	27,071	(8,045)	-29.7%
DOGGIS	1,154	(589)	-51.0%	1,033	(599)	-58.0%

Consolidated	R$78,468	R$(25,876)	-33.0%	R$73,450	R$(25,090)	-34.2%

	3 Months ended			3 Months ended
R$’000	June 30,2011			June 30,2010
Brand	Revenues	Cost of Food	%	Revenues	Cost of Food	%
Bob’s	R$15,474	R$(5,592)	-36.1%	R$15,877	R$(5,647)	-35.6%
KFC	6,132	(2,304)	-37.6%	4,876	(1,791)	-36.7%
IRB — Pizza Hut	16,273	(4,245)	-26.1%	13,936	(4,170)	-29.9%
DOGGIS	443	(211)	-47.6%	484	(265)	-54.8%

Consolidated	R$38,322	R$(12,352)	-32.2%	R$35,173	R$(11,873)	-33.8%

     The overall decrease in the cost of food, beverages and packaging as a percentage of Net Revenues from Own-Operated Restaurants from 2010 to 2011 was mainly due a reduction in the VAT charged in Rio de Janeiro, as well as a reduction of Doggis’s freight costs, and significant drop in the purchase price of some Doggis products (sausages and mayonnaise) and one major Pizza Hut product (cheese). The cost of food also decreased due to a reduction in the purchase price of other important products, like rice and beans (KFC), ice-cream (Bobs, KFC and Doggis), vegetables and soft drinks (Pizza Hut). This reduction was partially offset by a higher purchase price of some raw materials used at Bob’s and KFC: hamburgers, soft drinks, chicken, French fries and packaging products.

Payroll & Related Benefits
          The tables below set forth the payroll costs per brand:

	6 Months ended					6 Months ended
R$’000	June 30,2011					June 30,2010
Brand	Revenues		Payroll		%	Revenues		Payroll		%
Bob’s	R$	33,759	R$	(7,467)	-22.1%	R$	35,367	R$	(9,172)	-25.9%
KFC		12,346		(3,126)	-25.3%		9,979		(2,821)	-28.3%
IRB — Pizza Hut		31,209		(5,663)	-18.1%		27,071		(5,522)	-20.4%
DOGGIS		1,154		(534)	-46.3%		1,033		(423)	-40.9%

Consolidated	R$	78,468	R$	(16,790)	-21.4%	R$	73,450	R$	(17,938)	-24.4%

	3 Months ended					3 Months ended
R$’000	June 30,2011					June 30,2010
Brand	Revenues		Payroll		%	Revenues		Payroll		%
Bob’s	R$	15,474	R$	(3,434)	-22.2%	R$	15,877	R$	(4,262)	-26.8%
KFC		6,132		(1,629)	-26.6%		4,876		(1,495)	-30.7%
IRB — Pizza Hut		16,273		(2,835)	-17.4%		13,936		(2,733)	-19.6%
DOGGIS		443		(260)	-58.7%		484		(214)	-44.2%

Consolidated	R$	38,322	R$	(8,158)	-21.3%	R$	35,173	R$	(8,704)	-24.7%

The reduction in Payroll & Related Benefits as a percentage of Net Revenues from Own-Operated Restaurants is mainly due to the optimization of the workforce at all the brands (increased revenues with no significant rise in employees), except Doggis. In addition, the Bob’s restaurants reduced their overall headcount and hired more temporary staff, resulting in lower labor charges and benefits payable.

Restaurant Occupancy Costs and Other Expenses
     The tables below set forth the occupancy costs per brand:

	6 Months ended					6 Months ended
R$’000	June 30,2011					June 30,2010
Brand	Revenues		Occupancy		%	Revenues		Occupancy		%
Bob’s	R$	33,759	R$	(3,731)	-11.1%	R$	35,367	R$	(3,822)	-10.8%
KFC		12,346		(1,659)	-13.4%		9,979		(1,486)	-14.9%
IRB — Pizza Hut		31,209		(3,639)	-11.7%		27,071		(3,145)	-11.6%
DOGGIS		1,154		(350)	-30.3%		1,033		(228)	-22.1%

Consolidated	R$	78,468	R$	(9,379)	-12.0%	R$	73,450	R$	(8,681)	-11.8%

	3 Months ended					3 Months ended
R$’000	June 30,2011					June 30,2010
Brand	Revenues		Occupancy		%	Revenues		Occupancy		%
Bob’s	R$	15,474	R$	(1,781)	-11.5%	R$	15,877	R$	(1,712)	-10.8%
KFC		6,132		(845)	-13.8%		4,876		(770)	-15.8%
IRB – Pizza Hut		16,273		(1,827)	-11.2%		13,936		(1,695)	-12.2%
DOGGIS		443		(171)	-38.6%		484		(145)	-30.0%

Consolidated	R$	38,322	R$	(4,624)	-12.1%	R$	35,173	R$	(4,322)	-12.3%

     The increase in restaurant occupancy costs and other expenses as a percentage of Net Revenues from Own-Operated Restaurants is mainly due to higher store rents, as the rent agreements were adjusted, as per their terms, by the IGP-M inflation index, which was 8.6%p.y. The percentage increase in Doggis’s occupancy costs was due to non-recurring rent discounts granted in the first quarter of 2010.

Contracted Services
The tables below set forth the contracted service costs per brand:

	6 Months ended					6 Months ended
R$’000	June 30,2011					June 30,2010
Brand	Revenues		Services		%	Revenues		Services		%
Bob’s	R$	33,759	R$	(3,763)	-11.1%	R$	35,367	R$	(4,479)	-12.7%
KFC		12,346		(1,720)	-13.9%		9,979		(1,676)	-16.8%
IRB – Pizza Hut		31,209		(4,016)	-12.9%		27,071		(3,302)	-12.2%
DOGGIS		1,154		(224)	-19.4%		1,033		(177)	-17.1%

Consolidated	R$	78,468	R$	(9,723)	-12.4%	R$	73,450	R$	(9,634)	-13.1%

	3 Months ended					3 Months ended
R$’000	June 30,2011					June 30,2010
Brand	Revenues		Services		%	Revenues		Services		%
Bob’s	R$	15,474	R$	(1,728)	-11.2%	R$	15,877	R$	(1,933)	-12.2%
KFC		6,132		(813)	-13.3%		4,876		(909)	-18.6%
IRB — Pizza Hut		16,273		(2,187)	-13.4%		13,936		(1,649)	-11.8%
DOGGIS		443		(90)	-20.3%		484		(94)	-19.4%

Consolidated	R$	38,322	R$	(4,818)	-12.6%	R$	35,173	R$	(4,585)	-13.0%

     The main reason for the reduction in expenses related to contracted services as a percentage of net revenues from own-operated restaurants was a reduction in maintenance, security and utilities costs. The decrease was partially offset by the increase in call center costs at KFC brand.
Depreciation and Amortization (Stores and Headquarters)
     The increase in depreciation and amortization is attributable to store equipment modernization and stores remodeling.
Other Store Cost and Expenses
     Other store cost and expenses expressed as a percentage of Net revenues from own-operated restaurants increased from the six months ended June 30, 2010 to the same period ended June 30, 2011 mainly due to increase of selling expenses attributable to own-operated restaurants.

Franchise Costs and Expenses
     As a percentage of Total Revenues, Franchise costs and expenses were (5.2%) and (5.8%) for the semesters ended June 30, 2011 and 2010, respectively.
     As a percentage of Total Revenues, Franchise costs and expenses were (5.7%) and (6.9%) for the quarters ended June 30, 2011 and 2010, respectively.
     Analyzed as a segment (franchise operations), franchise costs and expenses had the following behavior against net franchise revenues:

	Results from franchise operations
	Six months ended June 30,		Three months ended June 31,
R$000’	2011	2010	2011	2010
Net Franchise Revenues	15,434	12,648	7,824	6,054
Payroll & Related Benefits	(3,280)	(3,471)	(1,575)	(1,850)
Occupancy expenses	(426)	(697)	(183)	(470)
Travel expenses	(677)	(590)	(485)	(404)
Contracted Services	(463)	(185)	(267)	(123)
Other franchise cost and expenses	(632)	(707)	(400)	(425)

Total Franchise Costs and Expenses	(5,478)	(5,650)	(2,910)	(3,272)

Operating margin	9,956	6,998	4,914	2,782

     Franchise cost and expenses expressed as a percentage net franchise revenues were approximately (35.5%) and (44.7%) for the periods of six months ended June 30, 2011 and 2010, respectively.
     Franchise cost and expenses expressed as a percentage net franchise revenues were approximately (37.2%) and (54.0%) for the periods of three months ended June 30, 2011 and 2010, respectively.
     The Company managed to increase its Franchise Revenues in 2011 keeping its franchise department almost at the same size. Accordingly, there was an optimization of franchise expenses during 2011, since franchise revenues had a greater growth in the same period.

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
     The balance of any resources from the marketing fund that are not spent is recorded as accrued accounts payable in the balance sheet; this item totaled R$6.5 million as of June 30, 2011 (R$7.8 million as of December 31, 2010).
     This balance represents contributions made by Venbo and franchisees that have not yet been used in campaigns. These balances are, as agreed with the franchisees chain, a Venbo obligation as of that date.
     The marketing fund expenses on advertising and promotions are recognized as incurred. Total marketing investments financed by the marketing fund amounted to R$18.4 million and R$11.7 million for the six months ended June 30, 2011 and 2010, respectively.

     KFC and Pizza Hut Brands
     We contribute 0.5% of KFC’s and Pizza Hut’s monthly net sales into a marketing fund managed by YUM! Brands — Brazil. In addition, the Company is also committed to investing 5.0% of KFC’s and Pizza Hut’s monthly net sales in local marketing and advertising.
     The marketing expenses on KFC and Pizza Hut advertising and promotions are recognized as incurred and amounted R$2.1 million and R$2.0 million for the six months ended June 30, 2011 and 2010, respectively.
     Doggis Brand
     We are committed to invest at least 4% of the Doggis restaurant sales in local marketing expenses. There is no contribution to a marketing fund.
     Local marketing expenses on Doggis advertising and promotions are recognized as incurred and amounted R$0.3 million for the six months ended June, 2010 and R$0.3 million for the six months ended June, 2010.
As a percentage of total revenues, marketing expenses were approximately (1.3%) and (2.2%) for the six months ended June 30, 2011 and 2010, respectively.
General and Administrative Expenses
     As a percentage of total revenues, general and administrative expenses were approximately (13.0%) and (12.3%) for the six months ended June 30, 2011 and 2010, respectively.
     As a percentage of total revenues, general and administrative expenses were approximately (13.6%) and (12.2%) for the three months ended June 30, 2011 and 2010, respectively.
     This increase is attributable to non-recurring consulting expenses related to:
-	consulting fees aiming the improvement of administrative processes, the compliance with new tax obligations in Brazil and tax planning.

-	improvement of the Company’s information technology environment — IT consultants were hired to analyze and map out the existing structure in order to enhance network security and business process automation;

-	human resource and headhunter fees for low management positions; - optimization of its telecommunications infrastructure and reduce its related costs.

-	optimization of its telecommunications infrastructure and reduce its related costs.

Other Operating Expenses
     Other operating expenses are mainly comprised of uncollectible receivables, depreciation, preopening and non recurring expenses. Other operating expenses expressed as a percentage of Total revenues were (3.0%), for the six months ended June 30, 2011 and (3.1%) for the six months ended June 30, 2010. Other operating expenses expressed as a percentage of Total revenues were (3.3%), for the three months ended June 30, 2011 and (4.0%) for the three months ended June 30, 2010.
     The following table sets forth the breakdown of Other Operating Expenses:

	Six months ended
R$000’	June 30,
	2011		2010
Uncollectable receivables	R$	890	R$	(1.286)
Depreciation of Headquarters’ fixed assets		(315)		(298)
Non-recurring logistics expenses		(2.411)		—
Accruals for contingencies		(747)		(538)
Preopening and other expenses		(353)		(785)

	R$	(2.936)	R$	(2.907)

     During the first semester of 2011 the Company paid out one-time expenses in the amount of R$2.4 million to cover momentary shortfalls in the distribution of raw materials to point of sales located at distant areas in the north and mid-west of Brazil, which are complicated to organize and have high logistics costs. In order to improve its logistics system, the Company changed its logistics operator from Luft-FBD to Martin Brauwer, which started operations in the beginning of the second quarter of 2011.
     Also during the first quarter of 2011, the Company received approximately R$900,000 of receivables which were previously written-off and expensed as uncollectible. Therefore, as of June 30, 2011 this amount was computed as a gain, reversing the doubtful receivable expenses incurred in the period, reducing the percentage discussed above. This reflects the actions the Company is taking related to collection of past due accounts such as: outsourcing the collection process of delinquent debtors and renegotiation of past receivables with franchisees, as well as improve the criteria of collection of new accounts.
Impairment of Assets and Net Result of Assets Sold
     The Company reviews its fixed assets in accordance with guidance on the impairment or disposal of long-lived assets in the Property Plant and Equipment Topic of the FASB ASC 360.
     During the quarters ended June 30, 2011 and 2010, Company’s review in accordance with FASB ASC 360, derived no charge to the income statement.
Interest Expense, net
     Interest expense decrease as a percentage of Total Revenues is mainly due to the renegotiation of the Company to reduce interest rates in 2011 and due to decrease of Company ´s indebtedness.

Income Taxes
     As a percentage of total revenues, income taxes were approximately (1.5%) and (0.9%) for the six months ended June 30, 2011 and 2010, respectively.
     As a percentage of total revenues, income taxes were approximately (1.6%) and (0.1%) for the three months ended June 30, 2011 and 2010, respectively.

LIQUIDITY AND CAPITAL RESOURCES (Amounts in thousand of Brazilian reais)
    A) Introduction
     Since March 1996, we have funded our cumulative operating losses worth approximately R$17.7 million and made acquisitions of businesses and capital improvements (including the refurbishment of some of the Company’s stores), for which we used cash remaining at the closure of our acquisition of Venbo, borrowed funds from various sources, and made private placements of our securities. As of June 30, 2011, we had cash on hand of approximately R$21.0 million — which included a R$18.2 million investment in cash equivalent — and a working capital of approximately R$7.3 million.
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
     With the improvement of the Brazilian economy since 2002, our total revenues have increased and, joined to a capital injection of R$9.0 million, we have started to reduce our debt position. In 2003 we rescheduled much of the debt to long term. The continued improvement of its sales led us to (i) drastically reduce our debts with financial institutions in 2005; and (ii) extinguish those debts and reverse its financial position to present time deposits with financial institutions at the end of 2006. The improved collection rate from our franchisees, commencing in 2005, also strengthened our current assets. In 2007 and the first three quarters of 2008, we maintained this positive scenario and was able to record positive working capital.
     Since the last quarter of 2008, when we increased our bank debt position in order to fund the acquisition of IRB, the expansion of the KFC stores and the startup of the Doggis brand, these transactions brought the Company’s working capital back into negative territory. After a sequence of positive results (operating income in the years of 2009 and 2010, as well as in the first semester of 2011) the Company returned to positive working capital.
     For the quarter ended June 30, 2011, we had net cash provided by operating activities of R$9.6 million (R$7.9 million in 2010), net cash used in investing activities of R$0.5 million (R$4.1 million used in 2010) and net cash used in financing activities of R$4.9 million (R$1.6 million in 2010). Net cash used in investing activities was primarily the result of Company’s investment in property and equipment to improve Company’s retail operations, mainly setting up new own-operated KFC and Pizza Hut stores. Net cash used in financing activities was mainly the result of repayments of borrowings from financial institutions to fund to IRB acquisition.
     Since the beginning of the repurchase program, we have also invested approximately R$2.1 million in the financial market, re-purchasing 343,490 shares that had gained considerable value in the over-the-counter market where they are negotiated. (During the six months ended June 30, 2011, we invested approximately R$0.1 million in the financial market, re-purchasing 8,325 shares).
     In 2008, we paid dividends to its shareholders by virtue of its successful reorganization. In 2009 there were no dividends paid to shareholders. In 2010, due to its increased operational margins, we distributed extraordinary cash dividends based on accumulated profits since our last distribution.

   B) Debt Obligation — financial institutions
     As of June 30 2011, we had the following debt obligations with financial institutions:

R$000’	June 30,		December 31,
	2011 (unaudited)		2010
Revolving lines of credit (a)	R$	9,605	R$	12,386
Leasing facilities (b)		115		364
Other loan (c)		622		1,329

		10,342		14,079

Less: current portion		(9,463)		(12,972)

	R$	879	R$	1,107

     At June 30,2011 ,future maturities of notes payable are as follows:
     R$000’

Remaining 2011	R$	8,959
2012		1,298
2013		84

	R$	10,341

(a)   Part of this debt (R$6.7 million) is due on demand from two Brazilian financial institutions at interest of approximately 14.0%p.y. Another part (R$2.9 million) is comprised of two loans: one is payable in 6 installments of R$217,000 (ending on December, 2011), plus interest of 14.1%p.y and the other is payable in 19 installments of R$84,000 (ending on January, 2013), plus interest of 13.1%p.y. All the debts of this category are collateralized against certain officers and receivables.
(b)   The debt is comprised of various lease facilities with private Brazilian institutions for the funding of store equipment; payable in a range from 4 to 7 monthly payments at interest ranging from 15.4% p.y. to 23.4% p.y. (ending on January, 2012). All the debts of this category are collateralized against the assets leased.
(c)   Loan taken out with UBS Pactual relate to the acquisition of the Pizza Hut business in Brazil. The repayment of this loan is due in 2 monthly installments (ending on August, 2011), of R$166,000, plus interest of 13.2%p.y. The loan is guaranteed by some of the Company’s properties.
The carrying amount of notes payable approximates fair value at June 30, 2011 because they are at market interest rates.

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
     In February 2005, the Company compared its remaining debt regarding PAES with statements provided by the Brazilian Federal Government. Those statements reported that Company’s total tax liability would be greater than the figures in the Company’s balance sheet, in the amount of approximately R$3.2 million.
     During March, 2005, the Company filed a formal request with the Brazilian Federal Authorities, claiming to have its total tax liability reviewed. Such request, reconciled the amounts the Company had accrued at its accounting books to the amounts reported in the official statement at the same period. The Company believes that the amounts accrued at the balance sheet as of June 30, 2011, of R$11.0 million (R$11.6 million in December 31, 2010) are sufficient, however, there is no assurance that the outcome of this situation will not derive further liability to the Company. As of June 30, 2011, the difference between such tax liability at the statements provided by the Brazilian Federal Government and the statements reported by the Company’s was R$4.7 million (R$4.7 million in December 31, 2010).
     In 2008, the Brazilian federal government detected miscalculation of the interest accrued by most companies that had joined both amnesty programs. The Company’s total tax liability increased R$2.8 million accordingly.
     In accordance to the amnesty programs the Company has been paying monthly installments equivalent to 1.5% of Venbo ´s gross sales, with interest accruing at rates set by the Brazilian federal government, which are currently 6.0% per year (6.0% per year also in December 31, 2010).
     During the six-month period ended June 30, 2011, the Company paid approximately R$0.7 million as part of the PAES program and no interest was charged on these payments. During the same period of 2010 the Company paid approximately R$0.5 million, including R$0.1 in interest.
     During the third quarter of 2009, the Brazilian federal government launched a third amnesty program to consolidate balances from previous programs and other tax debts. The Company applied to join such program. However, the rules for the amnesty program, on tax liability consolidation and reduction in consequence to number of monthly installments chosen, have not yet been fully formalized by the Brazilian fiscal authorities. At the present moment, the Company cannot estimate when the Government will consolidate the total tax liability of such amnesty program and also cannot estimate if any material adjustment will be necessary.

D) Other Obligations
     We also have long-term contractual obligations in the form of operating lease obligations related to the Company’s own-operated stores.
     The future minimum lease payments under those obligations with initial or remaining noncancelable lease terms in excess of one year at June 30, 2011 are as follows:

R$ 000’
	Contratual
Fiscal Year	Leases
Remaining 2011	R$	8.100
2012		11.934
2013		10.551
2014		9.099
2015		5.452
Thereafter		1.388

	R$	46.524

     Rent expense was R$8.5 million for the quarter ended June 30, 2011 (R$8.5 million in 2010).
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
     We estimate that our capital expenditure for the fiscal year of 2011 to be used for maintaining and upgrading our current restaurant network, making new investments in restaurant equipment, and expanding the KFC, Pizza Hut and Doggis chains in Brazil through own-operated stores, will come to approximately R$6.1 million. Additionally in 2011, we intend to focus our efforts on expanding both the number of our franchisees and the number of our franchised retail outlets, neither of which are expected to require significant capital expenditure. In addition, the expansion will provide income derived from initial fees charged on new franchised locations.
     As discussed above, we have contractual obligations in different forms. The following table summarizes our contractual obligations and financial commitments, as well as their aggregate maturities.

R$ 000’
	Contratual
Fiscal Year	Leases		Tax Debt		Loans Payable		Total
Remaining 2011	R$	8.100	R$	1.148	R$	8.959	R$	18.207
2012		11.934		1.530		1.298		14.762
2013		10.551		1.530		84		12.165
2014		9.099		1.530		—		10.629
2015		5.452		1.530		—		6.982
Thereafter		1.388		3.742		—		5.130

	R$	46.524	R$	11.009	R$	10.341	R$	67.874

Lease obligations are usually restated in accordance to Brazilian inflation currently at 8.6% p.y. Tax debts are due with interests, which rates are discussed on letter C above. All the amounts disclosed on the previous tables include interest incurred up to June 30, 2011 on an accrual basis.
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
Foreign currency
     Assets and liabilities recorded in functional currencies other than Brazilian Reais are translated into Brazilian Reais at the prevailing exchange rate as reported by the Central Bank of Brazil as of the balance sheet date. Revenues and expenses are translated at the weighted-average exchange rates for the year. The resulting translation adjustments are charged or credited to other comprehensive income. Gains or losses from foreign currency transactions, such as those resulting from the settlement of receivables or payables denominated in foreign currency are recognized in the consolidated statement of operations as they occur.
Accounts receivable
     Accounts receivable consist primarily of receivables from food sales, franchise royalties and assets sold to franchisees.
     Currently we have approximately 230 franchisees that operates approximately 736 points of sales. A few of them may undergo financial difficulties in the course of their business and may therefore fail to pay their monthly royalty fees.
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

Performance bonuses are normally received in cash and rarely in products. There were no performance bonus received in products during six months ended June 30, 2011 and 2010.

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

The relationship between the Company and each of its franchisees is legally bound by a formal contract, where each franchisee agrees to pay monthly royalty fees equivalent to a percentage of its gross sales. The formal contract and the franchisees’ sales (as a consequence of their business) address three of four requirements for revenue recognition as per Staff Accounting Bulletin No 104 (SAB 104), issued by the Security and Exchange Commission:

-	Persuasive evidence that an arrangement exists — the contract is signed by the franchisee;

-	Delivery has occurred or services have been rendered — franchisee sales are the basis of royalty revenues;

-	The seller’s price to the buyer is fixed or determinable — the contract states that royalties are a percentage of the franchisee’s gross sales;
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
     The FASB has issued FASB Accounting Standards Update (ASU) No. 2010-22, Accounting for Various Topics. ASU 2010-22 amends various SEC paragraphs in the FASB Accounting StandardsCodificationTM (Codification) based on external comments received and the issuance of Staff Accounting Bulletin (SAB) No. 112 , which amends or rescinds portions of certain SAB topics. Specifically, SAB 112 was issued to bring existing SEC guidance into conformity with:
—	Codification Topic 805, Business Combinations (originally issued as FASB Statement No. 141 (Revised December 2007), Business Combinations); and

—	Codification Topic 810, Consolidation (originally issued as FASB Statement No. 160,
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

The FASB has issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require:
—	A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and

—	In the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements.
In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures:
—	For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and

—	A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.
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
     We had R$9.6 million of variable rate (CDI-based interest) debt outstanding at June 30, 2011, and R$13.7 million outstanding at December 31, 2010. Based on the amounts outstanding, a 100 basis point change in interest rates would result in an approximate change to interest expense of $0.2 million at June 30, 2011 as well as $0.2 million at December 31, 2010. We attempt, when possible, to protect our revenues from foreign currency exchange risks by periodically adjusting our selling prices in Reais.
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
ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
     As of June 30, 2011, the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
     Based upon the foregoing evaluation as of June 30, 2011, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and operating as of June 30, 2011, to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and to provide reasonable assurance that such information is accumulated and communicated to our management, including our

Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Changes in Internal Control over Financial Reporting
     During the quarter ended June 30, 2011, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for the matters mentioned above.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
     During the six months ended June 30, 2011, the Company repurchased 8,325 shares of its common stock for US$73 thousand, equivalent to R$119 thousand.
Issuer Purchase of Equity Securities during the six months ended June 30, 2011.

			(c) Total Number of
			Shares Purchased As	(d) Maximum Number of
	(a) Total Number	(b) Average	Part of Publicly	Shares that May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased	Per Share	or Programs	Plan or Programs
January 1 to January 31, 2011	—	—	—	64.835
February 1 to February 28, 2011	6.545	8,704	6.545	58.290
March 1 to March 31, 2011	1.780	8,831	1.780	56.510
Total Q1 2011	8.325	8,731		56.510
No purchase during Q2	—	—	—
Total Year 2011	8.325	8,731		56.510

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. REMOVED AND RESERVED
ITEM 5. OTHER INFORMATION
     None.

ITEM 6. EXHIBITS.

Exhibits Number	Exhibit Index

31.1	Certification by Ricardo Figueiredo Bomeny, Chief Executive Officer and acting Chief Financial Officer, Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1	Certification by Ricardo Figueiredo Bomeny, Chief Executive Officer and acting Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 4, 2011

BRAZIL FAST FOOD CORP.
By:	/s/ Ricardo Figueiredo Bomeny
Ricardo Figueiredo Bomeny
Chief Executive Officer and acting Chief Financial Officer