Form 10-Q
period 2011-09-30
BRAZIL FAST FOOD CORP
filed 2011-11-21
CIK 914537

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITY EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITY EXCHANGE ACT OF 1934

For the transition period ended September 30, 2011

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of November 9, 2011 there were 8,129,437 shares outstanding of the Registrant’s Common Stock, par value $0.0001.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “larger accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

ITEM 1.	FINANCIAL STATEMENTS.

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

Consolidated Balance Sheets – Assets (Unaudited)

(in thousands of Brazilian Reais, except share amounts)

	September 30,		December 31,
	2011		2010
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents (note 3)	R$	23,621	R$	16,742
Inventories		3,988		3,454
Accounts receivable
Clients		8,523		8,285
Franchisees		9,489		9,483
Allowance for doubtful accounts		(801)		(1,838)
Prepaid expenses		2,603		1,350
Advances to suppliers		3,607		2,426
Receivables from properties sale (notes 4 and 5)		3,633		3,633
Other current assets		4,181		4,249

TOTAL CURRENT ASSETS		58,844		47,784

Other receivables and other assets (note 4)		14,175		16,258

Deferred tax asset, net		6,056		11,992

Goodwill		799		799

Property and equipment, net		29,209		29,862

Deferred charges, net		5,389		5,866

TOTAL ASSETS	R$	114,472	R$	112,561

See Notes to Consolidated Financial Statements

ITEM 1.	FINANCIAL STATEMENTS.

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

Consolidated Balance Sheets – Liabilities and Shareholders’ Equity (Unaudited)

(in thousands of Brazilian Reais, except share amounts)

	September 30,		December 31,
	2011		2010
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Notes payable	R$	8,863	R$	12,972
Accounts payable and accrued expenses		20,396		25,848
Payroll and related accruals		8,497		6,571
Taxes		4,251		4,936
Current portion of deferred income tax		806		1,190
Current portion of deferred income (note 8)		1,556		993
Current portion of contingencies and reassessed taxes		1,940		1,580
Other current liabilities		74		79

TOTAL CURRENT LIABILITIES		46,383		54,169

Deferred income, less current portion (note 8)		4,782		2,702

Deferred income tax		764		1,262

Notes payable, less current portion		840		1,107

Contingencies and reassessed taxes, less current portion (note 7)		19,180		19,251

TOTAL LIABILITIES		71,949		78,491

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 5,000 shares authorized; no shares issued		—		—
Common stock, $.0001 par value, 12,500,000 shares authorized; 8,472,927 and 8,472,927 shares issued; 8,129,437 and 8,137,762 shares outstanding		1		1
Additional paid-in capital		61,148		61,148
Treasury Stock (343,490 and 335,165 shares)		(2,060)		(1,946)
Accumulated Deficit		(17,961)		(24,946)
Accumulated comprehensive loss		(1,099)		(1,091)

TOTAL SHAREHOLDERS’ EQUITY		40,029		33,166

Non-Controlling Interest		2,494		904

TOTAL EQUITY		42,523		34,070

TOTAL LIABILITIES AND EQUITY	R$	114,472	R$	112,561

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

(in thousands of Brazilian Reais, except share amounts)

	Nine Months Ended September 30,
	2011		2010

REVENUES
Net Revenues from Own-operated Restaurants	R$	124,488	R$	112,388
Net Revenues from Franchisees		24,250		19,748
Net Revenues from Trade Partners		14,744		14,535
Other Income		2,842		3,379

TOTAL REVENUES		166,324		150,050

OPERATING COST AND EXPENSES
Store Costs and Expenses		(113,776)		(106,649)
Franchise Costs and Expenses		(8,510)		(8,371)
Marketing Expenses		(2,591)		(3,364)
Administrative Expenses		(22,753)		(20,394)
Other Operating Expenses		(4,606)		(4,097)
Net result of assets sold and impairment of assets		335		5,955

TOTAL OPERATING COST AND EXPENSES		(151,901)		(136,920)

OPERATING INCOME		14,423		13,130

Interest Expense, net		610		(1,316)

NET INCOME BEFORE INCOME TAX		15,033		11,814

Income taxes		(7,329)		(4,395)

NET INCOME BEFORE NON-CONTROLLING INTEREST		7,704		7,419

Net income attributable to non-controlling interest		(719)		(3)

NET INCOME ATTRIBUTABLE TO BRAZIL FAST FOOD CORP.	R$	6,985	R$	7,416

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

(in thousands of Brazilian Reais, except share amounts)

	Three Months Ended September 30,
	2011		2010

REVENUES
Net Revenues from Own-operated Restaurants	R$	46,020	R$	38,938
Net Revenues from Franchisees		8,816		7,100
Net Revenues from Trade Partners		4,177		5,943
Other Income		1,380		573

TOTAL REVENUES		60,393		52,554

OPERATING COST AND EXPENSES
Store Costs and Expenses		(40,405)		(35,514)
Franchise Costs and Expenses		(3,032)		(2,721)
Marketing Expenses		(1,200)		(1,195)
Administrative Expenses		(8,939)		(8,447)
Other Operating Expenses		(1,670)		(1,190)
Net result of assets sold and impairment of assets		363		5,973

TOTAL OPERATING COST AND EXPENSES		(54,883)		(43,094)

OPERATING INCOME		5,510		9,460

Interest Expenses, net		468		(316)

NET INCOME BEFORE INCOME TAX		5,978		9,144

Income taxes		(6,137)		(3,732)

NET INCOME BEFORE NON-CONTROLLING INTEREST		(159)		5,412

Net income attributable to non-controlling interest		(382)		(130)

NET INCOME ATTRIBUTABLE TO BRAZIL FAST FOOD CORP.	R$	(541)	R$	5,282

NET INCOME PER COMMON SHARE BASIC AND DILUTED	R$	(0.07)	R$	0.65

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING: BASIC AND DILUTED		8,129,437		8,137,762

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands of Brazilian Reais)

	Nine Months Ended September 30,				Three Months Ended September 30,
	2011		2010		2011		2010

NET INCOME (LOSS)ATTRIBUTABLE TO BRAZIL FAST FOOD	R$	6,985	R$	7,416	R$	(541)	R$	5,282

Other comprehensive income (loss):

Foreign currency translation adjustment		(8)		(16)		31		(33)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO BRAZIL FAST FOOD CORP.	R$	6,977	R$	7,400	R$	(510)	R$	5,249

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

Consolidated Statements of Changes In Shareholders’ Equity (Unaudited)

(in thousands of Brazilian Reais)

				Additional Paid-In Capital						Accumulated Comprehensive Loss		Total Shareholders Equity		Non- Controlling Interest
	Common Stock					Treasury Stock		Accumulated (Deficit)								Total Equity
	Shares	Par Value

Balance, December 31, 2010	8,137,762	R$	1	R$	61,148	R$	(1,946)	R$	(24,946)	R$	(1,091)	R$	33,166	R$	904	R$	34,070

Non Controling paid in capital	—		—		—		—		—		—		—		871		871

Net Income	—		—		—		—		6,985		—		6,985		719		7,704

Acquisition of Company’s own shares	(8,325)		—		—		(114)		—		—		(114)		—		(114)

Cummulative translation adjustment	—		—		—		—		—		(8)		(8)		—		(8)

Balance, September 30, 2011	8,129,437	R$	1	R$	61,148	R$	(2,060)	R$	(17,961)	R$	(1,099)	R$	40,029	R$	2,494	R$	42,523

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(in thousands of Brazilian Reais)

	Nine Months Ended September 30,
	2011		2010
CASH FLOW FROM OPERATING ACTIVITIES:
NET INCOME BEFORE NON-CONTROLLING INTEREST	R$	7,704	R$	7,419
Adjustments to reconcile net income to cash provided by (used in) operating activities:

Depreciation and amortization		5,329		4,860
(Gain) Loss on assets sold, net		(335)		(5,955)
Deferred income tax		5,054		2,341
Noncontroling interest		719		3

Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable		(1,281)		(3,338)
Inventories		(534)		1,039
Prepaid expenses and other current assets		(2,366)		(2,743)
Other assets		(1,337)		(1,055)
(Decrease) increase in:
Accounts payable and accrued expenses		(5,452)		5,311
Payroll and related accruals		1,926		4,499
Taxes other than income taxes		(685)		1,579
Deferred income		2,643		(1,714)
Contingencies and reassessed taxes		289		1,305
Other liabilities		(5)		(184)

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES		10,950		13,364

CASH FLOW FROM INVESTING ACTIVITIES:
Additions to property and equipment		(4,239)		(4,697)
Proceeds from property sale		3,795		1,080
Acquisition of Company’s own shares		(114)		—

CASH FLOWS USED IN INVESTING ACTIVITIES		(558)		(3,617)

CASH FLOW FROM FINANCING ACTIVITIES:
Non-controlling paid in capital		871		109
Paid Dividend		—		(3,574)
Net Borrowings (Repayments) under lines of credit		(4,376)		(4,459)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES		(3,505)		(7,924)

EFFECT OF FOREIGN EXCHANGE RATE		(8)		(15)

NET INCREASE IN CASH AND CASH EQUIVALENTS		6,879		1,808

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD		16,742		13,250

CASH AND CASH EQUIVALENTS AT END OF PERIOD	R$	23,621	R$	15,058

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(in Brazilian Reais, unless otherwise stated)

NOTE 1 – FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements of Brazil Fast Food Corp. and its subsidiaries (together referred as “the Company”) have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial statements. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These unaudited consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Unless otherwise specified, all references in these financial statements to (i) “Reais” or “R$” are to the Brazilian Real (singular), or to Brazilian Reais (plural), the legal currency of Brazil, and (ii) “U.S. Dollars” or “$” are to United States dollars.

The balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The consolidated financial statements as of September 30, 2011 and for the three and nine-month periods ended September 30, 2011 and 2010, included in this report, are unaudited. However, in management’s opinion, such consolidated financial statements reflect all normal recurring adjustments that are necessary for a fair presentation. The results for the interim periods are not necessarily indicative of trends or of results expected for the full year ending December 31, 2011.

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

FCK (former SUPRILOG)

During the second quarter of 2011, the Company set up a new company, called FCK – Franquias e Participações Ltda., via the capital contribution of the equity interest it held in SUPRILOG. FCK will operate the franchise system of KFC in Brazil.

The previous operation of Suprilog Logística Ltda. (warehousing of equipment and spare parts as well as maintenance services for the Company’s own-operated restaurants) is now being conducted by Venbo.

As of September 30, 2011, FCK had not initiated its new operation.

NOTE 3 – CASH AND CASH EQUIVALENT

Cash and cash equivalent consists of the following:

R$’000	September 30,		December 31,
	2011		2010
	R$		R$
Cash at point of sales		810		890
Cash with money collectors		1,972		359
Bank accounts		6,270		2,907
Investments funds (a)		14,569		12,586

	R$	23,621	R$	16,742

Bank account figures are comprised of the amount of R$138,000 (R$620,000 in 2010) which is deposited in a financial institution located in the U.S.A. and the remaining balance in financial institutions located in Brazil.

(a) The Company invests its temporary overflow of cash in financial funds linked, in their majority, to fixed-income securities, with original maturities of less than three months.

NOTE 4 – OTHER RECEIVABLES AND OTHER ASSETS

Other receivables and other assets consist of the following:

R$’000
Other receivables and other assets:
	September 30,		December 31,
	2011		2010
Receivables from franchisees - assets sold (a)	R$	422	R$	660
Judicial deposits (b)		10,081		9,515
Properties held for sale (c)		1,135		1,361
Receivable from properties sale, less current portion (d)		1,030		4,450
Investment in BBS (Bobs - Chile) (e)		805		124
Long term market securities		526		—
Other receivables		176		148

	R$	14,175	R$	16,258

(a)	The long-term portion of receivables derived from the sale of restaurants (fixed assets) to franchisees;
(b)	Deposits required by Brazilian courts in connection with ISS, rent and labor disputes, also discussed in note 6;
(c)	Company sold its real estate properties, as discussed in note 5. As a portion of the sale had not been formalized by September 30, 2011, the Company recorded the related amount (cost of acquisition, net of accumulated depreciation) as property held for sale (R$1,135,000).
(d)	The balance of R$1,030,000 represents the long-term portion of receivables from the property sales (note 5) which had been completed by September 30, 2011. The balance sheet also states the current portion of these receivables in the amount of R$3,633,000.
(e)	Refers to the Company’s 20% capital interest in BBS, a non-controlling subsidiary (see note 2). During 2011 the Company paid in an additional R$681,000 in capital. The other stockholders also contributed capital to BBS, and as such, the Company share remains at 20%.

NOTE 5 – SALE OF ASSETS

During the third quarter of 2010 the Company entered into an agreement to sell all its eight properties to Bigburger Ltda. and CCC Empreendimentos e Participações Ltda., entities controlled by José Ricardo Bomeny and Rômulo B. Fonseca, respectively, two of the Company’s major shareholders. Three own-operated stores and five stores operated by franchisees, all under the Bob’s brand, were included in the agreement. The sale transaction only included the buildings and improvements made to them and did not include either the operating assets or the operation of the stores. Therefore, after the sale of the properties, the Company will continue to operate its stores as usual, as will the franchisees.

This transaction was conducted at the estimated fair value and will result in sale proceeds of R$13.5 million from assets with a book value of R$6.4 million. Management prepared the fair value estimates for these asset sales and in doing so considered valuations provided by real estate consultants.

By December 31, 2010, much of the transaction had already been concluded (seven of the eight properties sold), for which reason the company accounted for a net gain of R$5.4 million (R$3.6 million, net of income tax) in the operating results for the twelve-month period ended on that date. Some legal issues have held up the sale of the one remaining property, bringing expected additional gains to be accounted for of approximately R$1.6 million (R$1.1 million, net of income tax). The portion of assets which had not been sold by September 30, 2011 were reclassified to the Properties held for sale account (part of “Other receivables and other assets” – see note 4) at their net cost value (R$1.1 million).

The terms of sale included a down-payment of approximately 20% of the total amount, with the balance to be paid in 24 monthly installments. The buyers also accepted certain conditions to protect the Company’s long-term interests, including the maintenance of existing rental agreements and loan guarantees. All payments due until September 30, 2011 (total amount received was R$ 7.5 million which includes R$4.2 received during the nine months of 2011) were received by the Company. The short-term portion of these receivables is stated as “Receivables from properties sale” in the balance sheet and the long- term portion is stated as part of “Other receivables and other assets”. The Company has evaluated the status of these receivables and concluded that there are no issues with their collectability.

This transaction enabled the Company to reduce its debt and permit the management to focus its attention on the core restaurant operations.

NOTE 6 – DEFERRED TAX CREDITS

As explained in Note 7, the Brazilian federal government announced the consolidation of Venbo´s tax liabilities. Additionally, the Brazilian government’s new amnesty program allowed income tax credits to reduce the tax liabilities. Since Venbo had R$11.1 million in such credits, its tax liability was reduced by that amount.

Prior to such announcement, the deferred tax assets included in the Company’s consolidated balance sheet was R$5.6 million, due to a valuation allowance of R$5.5 million. As the Company will be discussing the value of its debt and this liability was reduced by the realization of this deferred asset, the Company has supplemented Venbo’s valuation allowance by R$5.6 million, recording the counterpart as a deferred income tax expense in the income for the period.

NOTE 7 – CONTINGENCIES AND REASSESSED TAXES

Liabilities related to tax amnesty programs and litigation consist of the following:

R$ 000’	September 30, 2011 (unaudited)			December 31, 2010
	Total Liability	Current Liability	Long Term Liability	Total Liability	Current Liability	Long Term Liability

Reassessed taxes
Federal taxes (REFIS IV)	4,626	795	3,831	11,639	1,580	10,059
Contingencies
REFIS IV	6,659	1,145	5,515	—	—	—
ISS tax litigation	7,895	—	7,895	6,616	—	6,616
Labor litigation	1,309	—	1,309	1,885	—	1,885
Property leasing and other litigation	630	—	630	691	—	691

TOTAL	21,120	1,940	19,180	20,831	1,580	19,251

Reassessed taxes

Over the past ten years, the Brazilian government has launched four amnesty programs for domestic companies to pay off their tax arrears. To apply to each program, the companies had to abandon any litigation that they may have started against the Brazilian government, and to take on the liability under dispute in such litigation. In exchange, the amnesty programs guaranteed discounts on the totality of these tax debts and gave companies the opportunity to pay these debts, at low interest rates, over periods of time that could exceed ten years.

Venbo had outstanding tax debts from 1999, 2000 and 2002, as a consequence, it enrolled in the amnesty programs. Venbo’s administration believed that the government had incorrectly calculated its tax liabilities in each of the amnesty programs, and until September 2009 the Company had been discussing this matter with the Brazilian government on an administrative level.

Venbo enrolled in the fourth and last amnesty program in September 2009 (the “REFIS IV Program”). Its aim was to take the original debts from the previous programs, update these debts by the Brazilian Federal Bank base interest rate, and deduct the payments made during the previous programs. The Brazilian government took two years to make this calculation. At the end of September 2011, the Brazilian government announced that Venbo’s consolidated tax debt was approximately R$22.4 million. Since the amnesty program allowed income tax credits to reduce the tax debt, Venbo was able to reduce its tax debt by the R$11.1 million it had in tax credits.

Venbo disagrees with the amount calculated by the Brazilian government in September 2011. Venbo believes that the Brazilian government did not consider the payments made during the prior amnesty programs, which total R$10.8 million. According to the company’s accounts, Venbo should owe R$4.6 million after the income tax credits are included in the account.

Venbo has decided to file an administrative appeal to the Brazilian Internal Revenue Service to have the calculations for the REFIS IV Program reviewed. At this time, Venbo cannot estimate what the outcome of this claim will be and whether it will be able to reduce the liability to the amount it believes it owes.

These circumstances have the following impact on the Company’s consolidated financial statements:

- the liability relating to the financing of taxes, previously stated at R$10.0 million, has been raised to R$11.3 million, with a counterpart in other operating expenses, in the income statement;

- the portion of the liability described above which the Company is disputing has been reclassified from the reassessed taxes account to a contingency account;

- as described above, Venbo’s total income tax credits that were used up when the debt was consolidated was R$11.3 million. However, the deferred tax assets included in the Company’s consolidated balance sheet was R$5.6 million, due to a valuation allowance of R$5.5 million. As the Company will be discussing the value of its debt and this liability was reduced by the realization of this deferred asset, the Company has supplemented Venbo’s valuation allowance by R$5.6 million, recording the counterpart as a deferred income tax expense in the income for the period;

According to the REFIS IV Program, the Company will pay 160 monthly installments of approximately R$47,300, 33 monthly installments of approximately R$111,700 and 8 monthly installments of approximately R$2,700, commencing in October 2011 with interest accruing at rates set by the Brazilian federal government, which is currently 10.5%p.y.

During the nine months which ended on September 30, 2011, the Company paid approximately R$1.4 million (R$1.1 million in the same period of 2010) in anticipation of the REFIS IV program. These payments were deducted from the consolidated debt.

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

As of September 30, 2011, the Company has totaled R$7.9 million (R$6.6 million in December 31, 2010) in deposits, which is considered by the Company’s management, based on the opinion of its legal advisors, sufficient to cover the Company’s current ISS tax contingencies.

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

The referred change in ISS tax legislation triggered much debate on whether marketing fund contribution and initial fees paid by franchisees should be considered services rendered and be liable for ISS tax payment. The Company and its legal advisors understand that those figures are not covered by the ISS legislation and, accordingly, they are not subject to such taxation. The Company and its legal advisors are working to adopt all necessary measures to avoid an inadequate interpretation of ISS taxation that could lead on marketing fund contribution and initial fees.

•	Labor litigation

During 2005, the Company was ordered to pay to a former employee R$480,000. Although unusually high, the Company cannot guarantee it will not receive other labor complaint of similar magnitude.

As of September 30, 2011 the Company accounted for labor related liabilities the amount of R$1.3 million (R$1.9 million in December 31, 2010), which is considered by the Company’s management, based on the opinion of its legal advisors, sufficient to cover the Company’s current labor contingencies.

Other contingencies

The Company has experienced other contingencies related to the former owner of Venbo, to franchisees or ex-franchisees, to owners of properties where the Company held lease contracts and others. The Company cannot predict the receipt of additional claims that might be material or that might need Company’s disbursements.

Based on an analysis of possible losses, taking into account the applicable litigation and settlement strategies of its legal advisors, the Company has sufficient resources to cover its current contingencies.

NOTE 8 – DEFERRED INCOME

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

NOTE 9 – STOCK OPTION PLAN ACTIVITY

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

NOTE 10 – TREASURY STOCK

In the last quarter of 2004, the Company’s Board of Directors approved a stock repurchase plan involving the repurchase of as many as 200,000 shares of its own common stock. The plan’s goal is to optimize the cash generated in the United States, and the repurchase limit was increased by 200,000 shares on October 18, 2006.

During the nine months ended September 30,2011, the Company repurchased 8,325 shares related to such plan for US$73 thousand, equivalent to R$114 thousand. The Company did not repurchase any shares under the stock repurchase plan in the period of nine months ended September 30, 2010.

Up to September 30, 2011, Company repurchased a total amount of 343,490 shares and the accumulated stock purchases totaled R$2.1 million. Those transactions are accounted for as a reduction of Paid in Capital and an increase in treasury stocks, in the Shareholders’ Equity section of the accompanying balance sheets.

NOTE 11 – SEGMENT INFORMATION

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

Since September, 2008, the Company has operated the Doggis brand in Rio de Janeiro through its subsidiary, DGS. At present, the Company operates 1 store under the Doggis trade name.

Currently, most of the Company’s operations are concentrated in southeastern Brazil. As of September 30, 2011, all point sales operated by the Company listed above were located at that region which provided 100.0% of total Net Revenues from Own-operated Restaurants for the year. In addition, from the total of 774 franchise-operated point of sales, 427 were located at the same region, providing 59,9% of Net Revenues from Franchisees.

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

The Company manages and internally reports its operations in two segments: (1) own-stores operations (2) franchise operations. The following tables present the Company’s revenues, costs/expenses and operating income per segment:

	(000,000)	(000,000)	(000,000)	(000,000)
R$ 000’	Results from own-stores operations
	Nine months ended September 30,		Three months ended September 30,
	2011	2010	2011	2010

Net Restaurant Sales	124,488	112,388	46,020	38,938
Store Costs and Expenses
Food, Beverage and Packaging	(41,491)	(38,483)	(15,615)	(13,393)
Payroll & Related Benefits	(25,190)	(26,158)	(8,400)	(8,220)
Restaurant Occupancy	(14,652)	(13,160)	(5,273)	(4,479)
Contracted Services	(14,237)	(14,091)	(4,514)	(4,457)
Depreciation and Amortization	(4,852)	(4,388)	(1,722)	(1,602)
Royalties charged	(4,414)	(3,513)	(1,561)	(1,335)
Other Store Costs and Expenses	(8,940)	(6,856)	(3,320)	(2,028)

Total Store Costs and Expenses	(113,776)	(106,649)	(40,405)	(35,514)

Operating margin	10,712	5,739	5,615	3,424

	(000,000)	(000,000)	(000,000)	(000,000)
R$ 000’	Results from franchise operations
	Nine months ended September 30,		Three months ended September 30,
	2011	2010	2011	2010

Net Franchise Revenues	24,250	19,748	8,816	7,100
Payroll & Related Benefits	(4,918)	(5,242)	(1,638)	(1,771)
Occupancy expenses	(702)	(695)	(276)	(118)
Travel Expenses	(1,249)	(1,041)	(337)	(216)
Contracted Services	(1,161)	(686)	(698)	(501)
Other expenses	(480)	(707)	(83)	(115)

Total Franchise Costs and Expenses	(8,510)	(8,371)	(3,032)	(2,721)

Operating margin	15,740	11,377	5,784	4,379

Cost and expenses that are exclusively related to own-operated stores – even the ones incurred at the headquarters – are considered in the item “Results from own-store operations”.

Cost and expenses that are exclusively related to franchisee operated stores – even the ones incurred at the headquarters – are considered in the item “Results from franchise operations”.

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

Own-stores operation conducted by the Company provided the following figures per brand:

	Results from Bob’s brand operations					Results from KFC’s brand operations					Results from Pizza Hut’s brand operations					Results from Doggis’ brand operations
R$ 000’	Nine months ended September 30,					Nine months ended September 30,					Nine months ended September 30,					Nine months ended September 30,		Nine months ended September 30,
	2011		2010			2011		2010			2011		2010			2011		2010

Revenues	R$	55,870	R$	52,685		R$	18,394	R$	15,816		R$	48,925	R$	42,269		R$	1,299	R$	1,618
Food, Beverage and Packaging		(21,119)		(19,382)			(6,847)		(5,765)			(12,856)		(12,465)			(669)		(871)
Payroll & Related Benefits		(11,102)		(12,903)			(4,435)		(4,239)			(8,960)		(8,417)			(694)		(599)
Occupancy expenses		(6,275)		(5,750)			(2,418)		(2,167)			(5,514)		(4,895)			(445)		(348)
Contracted Services		(5,520)		(6,238)			(2,321)		(2,338)			(6,132)		(5,282)			(264)		(233)
Depreciation and Amortization		(1,638)		(1,942)			(1,041)		(799)			(1,990)		(1,505)			(184)		(142)
Royalties charged		—		—			(1,191)		(693)			(3,202)		(2,820)			(21)		—
Other Store Costs and Expenses		(5,085)		(4,161)			(1,730)		(791)			(2,011)		(1,793)			(111)		(111)

Total Own-stores cost and expenses		(50,739)		(50,376)			(19,983)		(16,792)			(40,665)		(37,177)			(2,389)		(2,304)

Operating margin	R$	5,131	R$	2,309	ok	R$	(1,589)	R$	(976	) ok	R$	8,260	R$	5,092	ok	R$	(1,090)	R$	(686)

	Results from Bob’s brand operations					Results from KFC’s brand operations					Results from Pizza Hut’s brand operations					Results from Doggis’ brand operations
R$ 000’	Three months ended September 30,					Three months ended September 30,					Three months ended September 30,					Three months ended September 30,		Three months ended September 30,
	2011		2010			2011		2010			2011		2010			2011		2010

Revenues	R$	22,111	R$	17,318		R$	6,048	R$	5,837		R$	17,716	R$	15,198		R$	145	R$	585
Food, Beverage and Packaging		(8,711)		(6,565)			(2,205)		(2,136)			(4,619)		(4,420)			(80)		(272)
Payroll & Related Benefits		(3,635)		(3,731)			(1,309)		(1,418)			(3,297)		(2,895)			(160)		(176)
Occupancy expenses		(2,544)		(1,928)			(759)		(681)			(1,875)		(1,750)			(95)		(120)
Contracted Services		(1,757)		(1,759)			(601)		(662)			(2,116)		(1,980)			(40)		(56)
Depreciation and Amortization		(543)		(637)			(427)		(252)			(686)		(661)			(67)		(52)
Royalties charged		—		—			(398)		(325)			(1,160)		(1,010)			(3)		—
Other Store Costs and Expenses		(2,060)		(1,133)			(572)		(438)			(669)		(417)			(16)		(40)

Total Own-stores cost and expenses		(19,250)		(15,753)			(6,271)		(5,912)			(14,422)		(13,133)			(462)		(716)

Operating margin	R$	2,861	R$	1,565	ok	R$	(223)	R$	(75	) ok	R$	3,294	R$	2,065	ok	R$	(317)	R$	(131)

Below we provide the segment information and its reconciliation to the Company’s income statement:

R$ 000’	Nine months ended September 30,				Three months ended September 30,
	2011		2010		2011		2010
Bob’s Operating Income	R$	5,131	R$	2,309	R$	2,861	R$	1,565
KFC’s Operating Loss		(1,589)		(976)		(223)		(75)
Pizza Hut’s Operating Income		8,260		5,092		3,294		2,065
Doggi’s Operating Loss		(1,090)		(686)		(317)		(131)

Total Operating Income		10,712		5,739		5,615		3,424

Income from own-store operations		15,740		11,377		5,784		4,379

Unallocated Marketing Expenses		(2,591)		(3,364)		(1,200)		(1,195)
Unallocated Administrative Expenses		(22,753)		(20,394)		(8,939)		(8,447)
Unallocated Other Operating Expenses		(4,606)		(4,097)		(1,670)		(1,190)
Unallocated Net Revenues from Trade Partners		14,744		14,535		4,177		5,943
Unallocated Other income		2,842		3,379		1,380		573
Unallocated Net result of assets sold and impairment of assets		335		5,955		363		5,973
Unallocated Interest Income (Expenses)		610		(1,316)		468		(316)

Total Unallocated Expenses		(11,419)		(5,302)		(5,421)		1,341

NET INCOME BEFORE INCOME TAX		15,033		11,814		5,978		9,144

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OUR BUSINESS

References to “we”, “us” or the “Company” are to Brazil Fast Food Corp.

During 1996, we acquired 100.0% of the capital of Venbo Comercio de Alimentos Ltda. (“Venbo”), a Brazilian limited liability company which conducts business under the trade name “Bob’s”, and owns and operates, both directly and through franchisees, a chain of hamburger fast food restaurants in Brazil. At the end of the third quarter of 2011, the Company was operating 33 Bob’s stores in Rio de Janeiro State and 6 in Sao Paulo State.

In December 2006, we established a holding company in Brazil called BFFC do Brasil Participações Ltda. (“BFFC do Brasil”, formerly 22N Participações Ltda.), to consolidate all our business in the country and allow us to pursue its multi-brand program. Following the restructuring strategy, we implemented separate managements for our different divisions: fast food restaurants, franchises and real estate. During the first quarter of 2007, we reached an agreement with Yum! Brands, owner of the KFC brand. By this agreement, BFFC do Brasil, through its subsidiary CFK Comércio de Alimentos Ltda. (“CFK”, formerly Clematis Indústria e Comércio de Alimentos e Participações Ltda.), started to conduct the operations of four directly owned and operated KFC restaurants in the city of Rio de Janeiro as a Yum! Brands franchisee, and took over the management, development and expansion of the KFC chain in Brazil. At the end of the third quarter of 2011, the Company was operating 7 KFC stores in Rio de Janeiro State and 1 in Sao Paulo State.

During 2008, we reached an agreement with Restaurants Connection International Inc (“RCI”) to acquire, through its wholly-owned holding subsidiary, BFFC do Brasil, 60% of Internacional Restaurantes do Brasil (“IRB”), which operates Pizza Hut restaurants in the city of São Paulo as a Yum! Brands franchisee. The remaining 40% of IRB is held by another Brazilian company of which IRB’s current CEO is the main stockholder. IRB also operates a coffee concept brand called “In Bocca al Lupo Café”, which is present as a “corner” operation, inside of four of Pizza Hut stores. At the end of the third quarter of 2011, the Company was operating 17 Pizza Hut stores in São Paulo State.

During October 2008, we reached an agreement with G.E.D. Sociedad Anonima (“GED”), one of the fast food leaders in Chile, where it has 150 stores. By this agreement, BFFC do Brasil would establish a Master Franchise to manage, develop and expand the Doggis hot-dog chain in Brazil through own-operated restaurants and franchisees and GED would establish a Master Franchise to manage, develop and expand the Bob’s hamburger chain in Chile through own-operated restaurants and franchisees. The Master Franchise established in Brazil was named DGS Comercio de Alimento S.A. (“DGS”) and the Master Franchise established in Chile was named BBS S.A. (“BBS”). BFFC do Brasil has 20% of BBS and GED has 20% of DGS. BBS is qualified as noncontrolling subsidiary since we have no ability to influence business decision in such investee. Accordingly, investment in BBS is accounted for at cost of acquisition. The Company opened the first Doggis’ store in third quarter of 2009 and at the end of the third quarter of 2011 the Company was operating 1 stores in Rio de Janeiro State.

We also own FCK – Franquias e Participações Ltda., via the capital contribution of the equity interest it held in SUPRILOG. FCK will operate the franchise system of KFC in Brazil. As of September 30, 2011, FCK had not initiated its new operation. FCK figures are not material to our overall results.

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

RESULTS OF OPERATIONS - COMPARISON OF QUARTERS ENDED SEPTEMBER 30, 2011 AND 2010

(Amount in thousand of Brazilian Reais)

The following table sets forth the statement of operations for the three- and nine–month periods ended September 30, 2011 and 2010. All the operating figures are stated as a percentage of total net revenues. However, the details of store costs and expenses and franchise expenses also include these figures as a percentage of net revenues from own-operated restaurants and net franchise revenues, respectively.

R$ 000’	3 Months Ended 30-Sep-11%			3 Months Ended 30-Sep-10%			9 Months Ended 30-Sep-11%			9 Months Ended 30-Sep-10%
REVENUES
Net Revenues from Own-operated Restaurants	R$	46,020	76.2%	R$	38,938	74.1%	R$	124,488	74.8%	R$	112,388	74.9%
Net Revenues from Franchisees		8,816	14.6%		7,100	13.5%		24,250	14.6%		19,748	13.2%
Net Revenues from Trade Partners		4,177	6.9%		5,943	11.3%		14,744	8.9%		14,535	9.7%
Other Income		1,380	2.3%		573	1.1%		2,842	1.7%		3,379	2.3%

TOTAL REVENUES		60,393	100.0%		52,554	100.0%		166,324	100.0%		150,050	100.0%
OPERATING COST AND EXPENSES
Store Costs and Expenses		(40,405)	-66.9%		(35,514)	-67.6%		(113,776)	-68.4%		(106,649)	-71.1%
Franchise Costs and Expenses		(3,032)	-5.0%		(2,721)	-5.2%		(8,510)	-5.1%		(8,371)	-5.6%
Marketing Expenses		(1,200)	-2.0%		(1,195)	-2.3%		(2,591)	-1.6%		(3,364)	-2.2%
Administrative Expenses		(8,939)	-14.8%		(8,447)	-16.1%		(22,753)	-13.7%		(20,394)	-13.6%
Other Operating Expenses		(1,670)	-2.8%		(1,190)	-2.3%		(4,606)	-2.8%		(4,097)	-2.7%
Net result of assets sold and impairment of assets		363	0.6%		5,973	11.4%		335	0.2%		5,955	4.0%

TOTAL OPERATING COST AND EXPENSES		(54,883)	-90.9%		(43,094)	-82.0%		(151,901)	-91.3%		(136,920)	-91.2%

OPERATING INCOME		5,510	9.1%		9,460	18.0%		14,423	8.7%		13,130	8.8%

Interest Income (Expense)		468	0.8%		(316)	-0.6%		610	0.4%		(1,316)	-0.9%

NET INCOME BEFORE INCOME TAX		5,978	9.9%		9,144	17.4%		15,033	9.0%		11,814	7.9%

Income taxes		(6,137)	-10.2%		(3,732)	-7.1%		(7,329)	-4.4%		(4,395)	-2.9%

NET INCOME BEFORE NON-CONTROLLING INTEREST		(159)	-0.3%		5,412	10.3%		7,704	4.6%		7,419	4.9%

Net loss attributable to non-controlling interest		(382)	-0.6%		(130)	-0.2%		(719)	-0.4%		(3)	0.0%

NET INCOMEATTRIBUTABLE TO BRAZIL FAST FOOD CORP.		(541)	-0.9%		5,282	10.1%		6,985	4.2%		7,416	4.9%

Net Revenues from Own-Operated Restaurants

Net restaurant sales for our company-owned retail outlets increased R$12.1 million or 10.8%, to R$124.5 million for the nine months ended September 30, 2011 as compared to R$112.4 million for the nine months ended September 30, 2010.

Net restaurant sales for our company-owned retail outlets increased R$7.1 million or 18.2%, to R$46.0 million for the three months ended September 30, 2011 as compared to R$38.9 million for the three months ended September 30, 2010.

The breakdown of net revenues from the Company’s own restaurants is as follows:

	Net revenues from own-operated restaurants
	9 Months September 30,		Increase (Decrease)	9 Months September 30,		3 Months September 30,		Increase (Decrease)	3 Months September 30,
Brand	2011		%	2010		2011		%	2010

Bob’s	R$	55,870	6.0%	R$	52,685	R$	22,111	27.7%	R$	17,318
KFC		18,394	16.3%		15,816		6,048	3.6%		5,837
IRB - Pizza Hut		48,925	15.7%		42,269		17,716	16.6%		15,198
DOGGIS		1,299	-19.7%		1,618		145	-75.3%		585

Consolidated Net Revenues	R$	124,488	10.8%	R$	112,388	R$	46,020	18.2%	R$	38,938

Based on the criterion of same store sales, which only includes stores that have been open for more than one year and represents a non-GAAP statistic used in retail industry analysis, Bob’s net restaurant sales in the nine months ended September 30, 2011 were 8.7% higher than in the same nine-month period in 2010. The increase is attributable to (i) face-lift of some stores and to discounted price on one of the major sandwiches (ii) brand intensive media presence through the Rock in Rio marketing campaign;(iii) revenues during the Rock in Rio festival. However, Bob’s overall sales increase were partially offset due to the reduction in the number of points of sale (from 49 at September 30, 2010 to 39 at September 30, 2011).

The decrease in the number of Bob’s point of sales reflects the company’s strategy to limit its direct operations to its most profitable outlets and to focus on growing its franchise network.

Under the criterion of same store sales, net restaurant sales saw an approximately 3.7% increase for the KFC brand between the nine months ended September 30, 2011 and the equivalent period in 2010. KFC’s overall sales increased due to (i) improvement of client perception to KFC brand (ii) inclusion of lower price products, bringing in new business during off-peak hours; (ii) increase in delivery business; and (iii) focus on speeding up operations, especially at peak hours, with implementation of client single line and products assembly line; (iv) launch of new products to achieve customers in groups of two or more; (v) end of lunch hour restrictions.

Under the criterion of same store sales, Pizza Hut’s net restaurant sales increased by approximately 7.8% between the nine–month period ended September 30, 2011 and the equivalent period of 2010. Pizza Hut’s sale increase is attributable to modifications to the menu board: (a) inclusion of higher value items; (b) launch of new co-branding (Nestle deserts and hot chocolate) and other products; (c) inclusion of “all you can eat” system in selected restaurants’ menu.

The increase is also attributable to the increase in the selling price of some products, representing an overall price hike of around 3%, to sales through the internet (collective purchases) and to new promotions during the working days. Pizza Hut’s number of point of sales were flat 17 at September 30, 2010 to and at September 30, 2011).

The overall decrease in Doggis’ sales is mainly attributable to the decrease in the number of points of sales from 4 on September 30, 2010 to 1 on September 30, 2011.

The decrease in the number of Doggis’ point of sales also reflects the company’s strategy to limit its direct operations to its most profitable outlets and to focus on growing its franchise network. The Company did not close those stores. Instead it transferred their operations to franchisees.

Net Franchise Revenues

Net franchise revenues are comprised of initial fees (due upon the signing of a new franchise contract) and royalty fees (a percentage on sales paid by stores operated by franchisees), as set forth below:

R$’000	Nine Months ended September 30,				Three Months ended September 30,
Brand	2011		2010		2011		2010

Net Franchise Royalty Fees	R$	21,190	R$	17,430	R$	7,552	R$	6,030
Initial Fee		3,060		2,318		1,264		1,070

Net Franchise Revenues	R$	24,250	R$	19,748	R$	8,816	R$	7,100

Net franchise revenues increased R$4.5 million or 22.8%, to R$24.2 million for the nine months ended September 30, 2011 from R$ 19.7 million for the nine months ended September 30, 2010.

Net franchise revenues increased R$1.7 million or 24.2%, to R$8.8 million for the three months ended September 30, 2011 from R$ 7.1 million for the three months ended September 30, 2010.

These increases are attributable to the growth of Company’s franchise business from 663 retail outlets as of September 30, 2010 to 774 as of September 30, 2011.

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

The rise in the number franchisees, from 663 on September 30, 2010 to 774 on September 30, 2011, together with the expansion of the multi-brand concept, has given the Company’s administrators greater bargaining power with its suppliers.

In addition, the growth of the franchisee chain has boosted the volume of purchases made from suppliers. According to the terms of its supply agreements, this means the Company has benefited from volume-related performance bonuses from its suppliers.

Other income is mainly comprised of nonrecurring gains.

Store Costs and Expenses

As a percentage of Total revenues, Store costs and expenses were (68.4%) and (71.1%) for the semesters ended September 30, 2011 and 2010, respectively.

As a percentage of Total revenues, Store costs and expenses were (66.8%) and (67.6%) for the quarters ended September 30, 2011 and 2010, respectively.

Analyzed as a segment (own-store operations), the respective store costs and expenses for own-operated restaurants as compared to net revenues can be seen below:

R$ 000’	3 Months Ended 30-Sep-11%		3 Months Ended 30-Sep-10%		9 Months Ended 30-Sep-11%		9 Months Ended 30-Sep-10%
STORE RESULTS

Net Revenues from Own-operated Restaurants	46,020	100.0%	38,938	100.0%	124,488	100.0%	112,388	100.0%
Store Costs and Expenses
Food, Beverage and Packaging	(15,615)	-33.9%	(13,393)	-34.4%	(41,491)	-33.3%	(38,483)	-34.2%
Payroll & Related Benefits	(8,400)	-18.3%	(8,220)	-21.1%	(25,190)	-20.2%	(26,158)	-23.3%
Restaurant Occupancy	(5,273)	-11.5%	(4,479)	-11.5%	(14,652)	-11.8%	(13,160)	-11.7%
Contracted Services	(4,514)	-9.8%	(4,457)	-11.4%	(14,237)	-11.4%	(14,091)	-12.5%
Depreciation and Amortization	(1,722)	-3.7%	(1,602)	-4.1%	(4,852)	-3.9%	(4,388)	-3.9%
Royalties charged	(1,561)	-3.4%	(1,335)	-3.4%	(4,414)	-3.5%	(3,513)	-3.1%
Other Store Costs and Expenses	(3,320)	-7.2%	(2,028)	-5.2%	(8,940)	-7.2%	(6,856)	-6.1%
Total Store Costs and Expenses	(40,405)	-87.8%	(35,514)	-91.2%	(113,776)	-91.4%	(106,649)	-94.9%

STORE OPERATING INCOME	5,615	12.2%	3,424	8.8%	10,712	8.6%	5,739	5.1%

Food, Beverage and Packaging Costs

The tables below set forth the cost of food per brand:

R$’000	9 Months ended September 30, 2011					9 Months ended September 30, 2010
Brand	Revenues		Cost of Food		%	Revenues		Cost of Food		%

Bob’s	R$	55,870	R$	(21,119)	-37.8%	R$	52,685	R$	(19,382)	-36.8%
KFC		18,394		(6,847)	-37.2%		15,816		(5,765)	-36.5%
IRB - Pizza Hut		48,925		(12,856)	-26.3%		42,269		(12,465)	-29.5%
DOGGIS		1,299		(669)	-51.6%		1,618		(871)	-53.8%

Consolidated	R$	124,488	R$	(41,491)	-33.3%	R$	112,388	R$	(38,483)	-34.2%

R$’000	3 Months ended September 30, 2011					3 Months ended September 30, 2010
Brand	Revenues		Cost of Food		%	Revenues		Cost of Food		%

Bob’s	R$	22,111	R$	(8,711)	-39.4%	R$	17,318	R$	(6,565)	-37.9%
KFC		6,048		(2,205)	-36.5%		5,837		(2,136)	-36.6%
IRB - Pizza Hut		17,716		(4,619)	-26.1%		15,198		(4,420)	-29.1%
DOGGIS		145		(80)	-55.6%		585		(272)	-46.5%

Consolidated	R$	46,020	R$	(15,615)	-33.9%	R$	38,938	R$	(13,393)	-34.4%

The overall decrease in the cost of food, beverages and packaging as a percentage of Net Revenues from Own-Operated Restaurants from 2010 to 2011 was mainly due to a drop in the purchase price of some Pizza Hut products (cheese and ice cream) and Doggis products (sausages and mayonnaise). Some actions taken at Pizza Hut restaurants in order to improve the operating margin also contributed to the percentage decrease, such as (i) removal of some low-margin products from the menu (salmon and chicken wings); (ii) review of the composition of the combos; and (iii) removal of some special offers from the menu at the weekend.

This reduction was partially offset by a higher purchase price of some raw materials used at Bob’s and KFC: hamburgers, soft drinks, chicken, French fries and packaging products.

Payroll & Related Benefits

The tables below set forth the payroll costs per brand:

		000,000		000,000	000,000		000,000		000,000	000,000
R$’000	9 Months ended September 30, 2011					9 Months ended September 30, 2010
Brand	Revenues		Payroll		%	Revenues		Payroll		%

Bob’s	R$	55,870	R$	(11,102)	-19.9%	R$	52,685	R$	(12,903)	-24.5%
KFC		18,394		(4,435)	-24.1%		15,816		(4,239)	-26.8%
IRB - Pizza Hut		48,925		(8,960)	-18.3%		42,269		(8,417)	-19.9%
DOGGIS		1,299		(694)	-53.4%		1,618		(599)	-37.0%

Consolidated	R$	124,488	R$	(25,190)	-20.2%	R$	112,388	R$	(26,158)	-23.3%

		000,000		000,000	000,000		000,000		000,000	000,000
R$’000	3 Months ended September 30, 2011					3 Months ended September 30, 2010
Brand	Revenues		Payroll		%	Revenues		Payroll		%

Bob’s	R$	22,111	R$	(3,635)	-16.4%	R$	17,318	R$	(3,731)	-21.5%
KFC		6,048		(1,309)	-21.6%		5,837		(1,418)	-24.3%
IRB - Pizza Hut		17,716		(3,297)	-18.6%		15,198		(2,895)	-19.0%
DOGGIS		145		(160)	-110.5%		585		(176)	-30.1%

Consolidated	R$	46,020	R$	(8,400)	-18.3%	R$	38,938	R$	(8,220)	-21.1%

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

Restaurant Occupancy Costs and Other Expenses

The tables below set forth the occupancy costs per brand:

		000,000		000,000	000,000		000,000		000,000	000,000
R$’000	9 Months ended September 30, 2011					9 Months ended September 30, 2010
Brand	Revenues		Occupancy		%	Revenues		Occupancy		%

Bob’s	R$	55,870	R$	(6,275)	-11.2%	R$	52,685	R$	(5,750)	-10.9%
KFC		18,394		(2,418)	-13.1%		15,816		(2,167)	-13.7%
IRB - Pizza Hut		48,925		(5,514)	-11.3%		42,269		(4,895)	-11.6%
DOGGIS		1,299		(445)	-34.3%		1,618		(348)	-21.5%

Consolidated	R$	124,488	R$	(14,652)	-11.8%	R$	112,388	R$	(13,160)	-11.7%

		000,000		000,000	000,000		000,000		000,000	000,000
R$’000	3 Months ended September 30, 2011					3 Months ended September 30, 2010
Brand	Revenues		Occupancy		%	Revenues		Occupancy		%

Bob’s	R$	22,111	R$	(2,544)	-11.5%	R$	17,318	R$	(1,928)	-11.1%
KFC		6,048		(759)	-12.5%		5,837		(681)	-11.7%
IRB - Pizza Hut		17,716		(1,875)	-10.6%		15,198		(1,750)	-11.5%
DOGGIS		145		(95)	-66.0%		585		(120)	-20.5%

Consolidated	R$	46,020	R$	(5,273)	-11.5%	R$	38,938	R$	(4,479)	-11.5%

Overall restaurant occupancy costs kept constant from 2010 to 2011.

Contracted Services

The tables below set forth the contracted service costs per brand:

		$000,000		$000,000	$000,000		$000,000		$000,000	$000,000
R$’000	9 Months ended September 30, 2011					9 Months ended September 30, 2010
Brand	Revenues		Services		%	Revenues		Services		%

Bob’s	R$	55,870	R$	(5,520)	-9.9%	R$	52,685	R$	(6,238)	-11.8%
KFC		18,394		(2,321)	-12.6%		15,816		(2,338)	-14.8%
IRB - Pizza Hut		48,925		(6,132)	-12.5%		42,269		(5,282)	-12.5%
DOGGIS		1,299		(264)	-20.4%		1,618		(233)	-14.4%

Consolidated	R$	124,488	R$	(14,237)	-11.4%	R$	112,388	R$	(14,091)	-12.5%

		$000,000		$000,000	$000,000		$000,000		$000,000	$000,000
R$’000	3 Months ended September 30, 2011					3 Months ended September 30, 2010
Brand	Revenues		Services		%	Revenues		Services		%

Bob’s	R$	22,111	R$	(1,757)	-7.9%	R$	17,318	R$	(1,759)	-10.2%
KFC		6,048		(601)	-9.9%		5,837		(662)	-11.3%
IRB - Pizza Hut		17,716		(2,116)	-11.9%		15,198		(1,980)	-13.0%
DOGGIS		145		(40)	-28.0%		585		(56)	-9.6%

Consolidated	R$	46,020	R$	(4,514)	-9.8%	R$	38,938	R$	(4,457)	-11.4%

The main reason for the reduction in expenses related to contracted services as a percentage of net revenues from own-operated restaurants was a reduction in maintenance, security and utilities costs. The decrease was partially offset by the increase in call center costs at KFC brand.

Depreciation and Amortization (Stores and Headquarters)

Depreciation and amortization nominal expenses kept constant from 2010 to 2011.

Other Store Cost and Expenses

Other store cost and expenses expressed as a percentage of Net revenues from own-operated restaurants increased from the nine months ended September 30, 2010 to the same period ended September 30 , 2011 mainly due to increase of selling expenses attributable to own-operated restaurants.

Franchise Costs and Expenses

As a percentage of Total Revenues, Franchise costs and expenses were (5.1%) and (5.6%) for the nine months ended September 30, 2011 and 2010, respectively.

As a percentage of Total Revenues, Franchise costs and expenses were (5.0%) and (5.2%) for the quarters ended September 30, 2011 and 2010, respectively.

Analyzed as a segment (franchise operations), franchise costs and expenses had the following behavior against net franchise revenues:

R$ 000’	3 Months Ended 30-Sep-11%		3 Months Ended 30-Sep-10%		9 Months Ended 30-Sep-11%		9 Months Ended 30-Sep-10%

Net Franchise Revenues	8,816	100.0%	7,100	100.0%	24,250	100.0%	19,748	100.0%
Payroll & Related Benefits	(1,638)	-18.6%	(1,771)	-24.9%	(4,918)	-20.3%	(5,242)	-26.5%
Occupancy expenses	(276)	-3.1%	(118)	-1.7%	(702)	-2.9%	(695)	-3.5%
Travel Expenses	(337)	-3.8%	(216)	-3.0%	(1,249)	-5.2%	(1,041)	-5.3%
Contracted Services	(698)	-7.9%	(501)	-7.1%	(1,161)	-4.8%	(686)	-3.5%
Other expenses	(83)	-0.9%	(115)	-1.6%	(480)	-2.0%	(707)	-3.6%

Total Franchise Costs and Expenses	(3,032)	-34.4%	(2,721)	-38.3%	(8,510)	-35.1%	(8,371)	-42.4%

Operating margin	5,784	65.6%	4,379	61.7%	15,740	64.9%	11,377	57.6%

Franchise cost and expenses expressed as a percentage net franchise revenues were approximately (35.1%) and (42.4%) for the periods of nine months ended September 30, 2011 and 2010, respectively.

Franchise cost and expenses expressed as a percentage net franchise revenues were approximately (34.4%) and (38.3%) for the periods of three months ended September 30, 2011 and 2010, respectively.

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

The marketing amounts due from franchisees are billed monthly and recorded on an accrual basis accounts receivables with a corresponding amount recorded on liability, since it has an obligation with the franchisees to spent such amounts in marketing programs.

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

The balance of any resources from the marketing fund that are not spent is recorded as accrued accounts payable in the balance sheet; this item totaled R$3.4 million as of September 30, 2011 (R$7.8 million as of December 31, 2010).

This balance represents contributions made by Venbo and franchisees that have not yet been used in campaigns. These balances are, as agreed with the franchisees chain, a Venbo obligation as of that date.

The marketing fund expenses on advertising and promotions are recognized as incurred. Total marketing investments financed by the marketing fund amounted to R$29.4 million and R$17.2 million for the nine months ended September 30, 2011 and 2010, respectively.

KFC and Pizza Hut Brands

We contribute 0.5% of KFC’s and Pizza Hut’s monthly net sales into a marketing fund managed by YUM! Brands - Brazil. In addition, the Company is also committed to investing 5.0% of KFC’s and Pizza Hut’s monthly net sales in local marketing and advertising.

The marketing expenses on KFC and Pizza Hut advertising and promotions are recognized as incurred and amounted R$3.4 million and R$3.3 million for the nine months ended September 30, 2011 and 2010, respectively.

Doggis Brand

We are committed to invest at least 4% of the Doggis restaurant sales in local marketing expenses. There is no contribution to a marketing fund.

Local marketing expenses on Doggis advertising and promotions are recognized as incurred and amounted R$0.4million for the nine months ended September, 2011 and R$0.3 million for the nine months ended September 2010.

As a percentage of total revenues, marketing expenses were approximately (1.6%) and (2.2%) for the nine months ended September 30, 2011 and 2010, respectively.

General and Administrative Expenses

Administrative expenses nominal increase is attributable to non-recurring consulting expenses related to:

•	consulting fees aiming the improvement of administrative processes, the compliance with new tax obligations in Brazil and tax planning.

•

improvement of the Company’s information technology environment – IT consultants were hired to analyze and map out the existing structure in order to enhance network security and business process automation. In addition, the Company has recently outsourced it IT department and such change brought some expenses related to dismiss of employees;

•	human resource and headhunter fees for low management positions;

•	optimization of its telecommunications infrastructure and reduce its related costs.

Other Operating Expenses

Other operating expenses are mainly comprised of uncollectible receivables, depreciation, preopening and non recurring expenses. Other operating expenses expressed as a percentage of Total revenues were (2.1%), for the nine months ended September 30, 2011 and (2.7%) for the nine months ended September 30, 2010. Other operating expenses expressed as a percentage of Total revenues were (0.9%), for the three months ended September 30, 2011 and (2.3%) for the three months ended September 30, 2010.

The following table sets forth the breakdown of Other Operating Expenses:

	Nine months ended
R$ 000’	September 30,
	2011		2010
Uncollectable receivables	R$	949	R$	(1,286)
Depreciation of Headquarters’ fixed assets		(477)		(472)
Non-recurring logistics expenses		(2,411)		—
Accruals for contingencies - labor		(1,124)		(1,415)
Accruals for contingencies - tax		(1,285)		—
Preopening and other expenses		(258)		(924)

	R$	(4,606)	R$	(4,097)

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

Also during the first quarter of 2011, the Company received approximately R$900,000 of receivables which were previously written-off and expensed as uncollectible. Therefore, as of September 30, 2011 this amount was computed as a gain, reversing the doubtful receivable expenses incurred in the period, reducing the percentage discussed above. This reflects the actions the Company is taking related to collection of past due accounts such as: outsourcing the collection process of delinquent debtors and renegotiation of past receivables with franchisees.

As discussed at note 7 of the consolidated financial statements. During the third quarter of 2011, the Brazilian government consolidated the Company’s tax liability as per the forth tax amnesty program. The Company disagreed with such consolidation and is filing an administrative appeal to the Brazilian Internal Revenue Service to have the calculations for the tax debt financing program reviewed. As this point in time, the Company cannot estimate what the outcome of this claim will be, accordingly the liability relating to the taxes amnesty program has been raised in R$1.3 million, with a counterpart in accrual for contingencies account.

Impairment of Assets and Net Result of Assets Sold

The Company reviews its fixed assets in accordance with guidance on the impairment or disposal of long-lived assets in the Property Plant and Equipment Topic of the FASB ASC 360.

During the quarters ended September 30, 2011 and 2010, Company’s review in accordance with FASB ASC 360, derived no charge to the income statement.

During the nine months ended September 30, 2010, the Company sold six of its eight properties obtaining a non-recurring gain of approximately R$4.8 million. The Company expects to sell the remaining two properties during the fourth quarter with additional gain of approximately R$2.4 million (see note 5 to Consolidated Financial Statements). This transaction will enable the Company to reduce its debt and permit the management to focus its attention on the core restaurant operations.

Also, during the nine months ended September 30, 2010, the Company sold the operating fixed assets of two Bob’s and of KFC stores to franchisees, resulting in another non-recurring gain of approximately R$1.2 million.

Interest Expense, net

The improve of Interest results is mainly due to decrease of Company’s indebtedness.

Income Taxes

As a percentage of total revenues, income taxes were approximately (5.6%) and (2.9%) for the nine months ended September 30, 2011 and 2010, respectively.

As a percentage of total revenues, income taxes were approximately (13.5%) and (7.1%) for the three months ended September 30, 2011 and 2010, respectively.

Increases during 2011 are attributable to the complement of the valuation allowance on Venbo’s income tax credits in connection to the consolidation of the tax amnesty program, as discussed at note 6 and 7.

LIQUIDITY AND CAPITAL RESOURCES (Amounts in thousand of Brazilian reais)

A)	Introduction

Since March 1996, we have funded our cumulative operating losses worth approximately R$17.9 million and made acquisitions of businesses and capital improvements (including the refurbishment of some of the Company’s stores), for which we used cash remaining at the closure of our acquisition of Venbo, borrowed funds from various sources, and made private placements of our securities. As of September 30, 2011, we had cash on hand of approximately R$23.6 million - which included a R$14.6 million investment in cash equivalent - and a working capital of approximately R$12.4 million.

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

With the improvement of the Brazilian economy since 2002, our total revenues have increased and, joined to a capital injection of R$9.0 million, we have started to reduce our debt position. In 2003 we rescheduled much of the debt to long term. The continued improvement of sales led us to (i) drastically reduce our debts with financial institutions in 2005; and (ii) extinguish those debts and reverse its financial position to present time deposits with financial institutions at the end of 2006. The improved collection rate from our franchisees, commencing in 2005, also strengthened our current assets. In 2007 and the first three quarters of 2008, we maintained this positive scenario and was able to record positive working capital.

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

For the nine months ended September 30, 2011, we had net cash provided by operating activities of R$10.9 million (R$13.4 million in 2010), net cash used in investing activities of R$0.6 million (R$3.6 million used in 2010) and net cash used in financing activities of R$3.5 million (R$7.9 million in 2010). Net cash used in investing activities was primarily the result of Company’s investment in property and equipment to improve Company’s retail operations, mainly setting up new own-operated KFC and Pizza Hut stores. Net cash used in financing activities was mainly the result of repayments of borrowings from financial institutions to fund to IRB acquisition.

Since the beginning of the repurchase program, we have also invested approximately R$2.1 million in the financial market, re-purchasing 343,490 shares that gained considerable value in the over-the-counter market where they are negotiated. (During the nine months ended September 30, 2011, we invested approximately R$0.1 million in the financial market, re-purchasing 8,325 shares).

In 2008, we paid dividends to its shareholders by virtue of its successful reorganization. In 2009 there were no dividends paid to shareholders. In 2010, due to its increased operational margins, we distributed extraordinary cash dividends based on accumulated profits since our last distribution.

B) Debt Obligation - financial institutions

As of September 30 2011, we had the following debt obligations with financial institutions:

R$ 000’	September 30,		December 31,
	2011		2010
Revolving lines of credit (a)	R$	9,246	R$	11,422
Leasing facilities (b)		50		1,373
Other loan (c)		407		9,638

		9,703		22,433

Less: current portion		(840)		(13,829)

	R$	8,863	R$	8,604

At September 30, 2010, future maturities of notes payable are as follows:

R$ 000’
Remaining 2011	R$	8,192
2012		1,427
2013		84

	R$	9,703

(a)	Part of this debt (R$7.2 million) is due on demand from two Brazilian financial institutions at interest of approximately 19.6%p.y. Another part (R$2.1 million) is comprised of two loans: one is payable in 3 installments of R$221,000 (ending on December, 2011), plus interest of 19.6%p.y and the other is payable in 16 installments of R$84,000 (ending on January, 2013), plus interest of 13.0%p.y. All the debts of this category are collateralized against certain officers and receivables.
(b)	The debt is comprised of a lease facility with one private Brazilian institution for the funding of store equipment; payable in one payment due on October, 2011, at interest of 23.4% p.y. This debt is collateralized against the assets leased.
(c)	Other loan is mainly comprised of loan taken out with UBS Pactual relate to the acquisition of the Pizza Hut business in Brazil. This debt has fully repaid during 2011.

The carrying amount of notes payable approximates fair value at September 30 , 2011 because they are at market interest rates.

C) Debt Obligation – reassessed taxes

Over the past ten years, the Brazilian government has launched four amnesty programs for domestic companies to pay off their tax arrears. To apply to each program, the companies had to abandon any litigation that they may have started against the Brazilian government, and to take on the liability under dispute in such litigation. In exchange, the amnesty programs guaranteed discounts on the totality of these tax debts and gave companies the opportunity to pay these debts, at low interest rates, over periods of time that could exceed ten years.

Venbo had outstanding tax debts from 1999, 2000 and 2002, as a consequence, it enrolled in the amnesty programs. Venbo’s administration believed that the government had incorrectly calculated its tax liabilities in each of the amnesty programs, and until September 2009 the Company had been discussing this matter with the Brazilian government on an administrative level.

Venbo enrolled in the fourth and last amnesty program in September 2009 (the “REFIS IV Program”). Its aim was to take the original debts from the previous programs, update these debts by the Brazilian Federal Bank base interest rate, and deduct the payments made during the previous programs. The Brazilian government took two years to make this calculation. At the end of September 2011, the Brazilian government announced that Venbo’s consolidated tax debt was approximately R$22.4 million. Since the amnesty program allowed income tax credits to reduce the tax debt, Venbo was able to reduce its tax debt by the R$11.1 million it had in tax credits.

Venbo disagrees with the amount calculated by the Brazilian government in September 2011. Venbo believes that the Brazilian government did not consider the payments made during the prior amnesty programs, which total R$10.8 million. According to the company’s accounts, Venbo should owe R$4.6 million after the income tax credits are included in the account.

Venbo has decided to file an administrative appeal to the Brazilian Internal Revenue Service to have the calculations for the REFIS IV Program reviewed. At this time, Venbo cannot estimate what the outcome of this claim will be and whether it will be able to reduce the liability to the amount it believes it owes.

These circumstances have the following impact on the Company’s consolidated financial statements:

- the liability relating to the financing of taxes, previously stated at R$10.0 million, has been raised to R$11.3 million, with a counterpart in other operating expenses, in the income statement;

- the portion of the liability described above which the Company is disputing has been reclassified from the reassessed taxes account to a contingency account;

- as described above, Venbo’s total income tax credits that were used up when the debt was consolidated was R$11.3 million. However, the deferred tax assets included in the Company’s consolidated balance sheet was R$5.6 million, due to a valuation allowance of R$5.5 million. As the Company will be discussing the value of its debt and this liability was reduced by the realization of this deferred asset, the Company has supplemented Venbo’s valuation allowance by R$5.6 million, recording the counterpart as a deferred income tax expense in the income for the period;

According to the REFIS IV Program, the Company will pay 160 monthly installments of approximately R$47,300, 33 monthly installments of approximately R$111,700 and 8 monthly installments of approximately R$2,700, commencing in October 2011 with interest accruing at rates set by the Brazilian federal government, which is currently 10.5%p.y.

During the nine months which ended on September 30, 2011, the Company paid approximately R$1.4 million (R$1.1 million in the same period of 2010) in anticipation of the REFIS IV program. These payments were deducted from the consolidated debt.

D) Other Obligations

We also have long-term contractual obligations in the form of operating lease obligations related to the Company’s own-operated stores.

The future minimum lease payments under those obligations with initial or remaining noncancelable lease terms in excess of one year at September 30, 2011 are as follows:

R$ 000’
Fiscal Year	Contractual Leases

Remaining 2011	R$	4.076
2012		11.933
2013		10.550
2014		9.099
2015		5.451
Thereafter		1.388

	R$	42.497

Rent expense was R$8.1 million for the nine months ended September 30,2011.

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

We estimate that our capital expenditure for the fiscal year of 2011 to be used for maintaining and upgrading our current restaurant network, making new investments in restaurant equipment, and expanding the KFC, Pizza Hut and Doggis chains in Brazil through own-operated stores, will come to approximately R$3.0 million. Additionally in 2011, we intend to focus our efforts on expanding both the number of our franchisees and the number of our franchised retail outlets, neither of which are expected to require significant capital expenditure. In addition, the expansion will provide income derived from initial fees charged on new franchised locations.

As discussed above, we have contractual obligations in different forms. The following table summarizes our contractual obligations and financial commitments, as well as their aggregate maturities.

R$ 000’
Fiscal Year	Contractual Leases		Fiscal Debt		Loans Payable		Total

Remaining 2011	R$	4,076	R$	485	R$	8,192	R$	12,753
2012		11,933		1,908		1,427		15,268
2013		10,550		1,908		84		12,542
2014		9,099		1,238		—		10,337
2015		5,451		568		—		6,019
Thereafter		1,388		5,179		—		6,567

	R$	42,497	R$	11,286	R$	9,703	R$	63,486

Lease obligations are usually adjusted annually based on the Brazilian inflation index which is currently 7.5% p.y. Tax debts are due with interests, which rates are discussed on letter C above. All the amounts disclosed on the previous tables include interest incurred up to September 30, 2011 on an accrual basis.

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

Currently we have approximately 241 franchisees that operates approximately 774 points of sales. A few of them may undergo financial difficulties in the course of their business and may therefore fail to pay their monthly royalty fees.

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

Performance bonuses are normally received in cash and rarely in products. There were no performance bonus received in products during nine months ended September 30, 2011 and 2010.

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

The marketing amounts due from franchisees are billed monthly and recorded on an accrual basis accounts receivables with a corresponding amount recorded on liability, since it has an obligation with the franchisees to spent such amounts in marketing programs.

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

KFC and Pizza Hut Brands

We contributes each month with 0.5% of KFC’s and Pizza Hut’s monthly net sales to a marketing fund managed by YUM! Brands - Brazil. In addition, we are also committed to invest 4.5% of KFC’s and Pizza Hut’s monthly net sales in local marketing and advertising.

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

FASB Accounting Standards Codification – In June 2009, the FASB issued FASB ASC “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” The FASB Accounting Standards Codification has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP. All existing accounting standard documents are superseded by the FASB ASC and any accounting literature not included in the FASB ASC will not be authoritative. However, rules and interpretive releases of the SEC issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. This accounting standard is effective for interim and annual reporting periods ending after September 15, 2009. Therefore, beginning with our third quarter 2009 report on Form 10-Q, all references made to GAAP in our consolidated financial statements now reference the new FASB ASC. This accounting standard does not change or alter the existing GAAP and does not therefore impact on our consolidated financial position, results of operations or cash flows.

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

The FASB has issued ASU No. 2010-28, Intangibles - Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This ASU reflects the decision reached in EITF Issue No. 10-A. The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The guidance was adopted during 2011 fiscal year and did not impact our consolidated financial position, results of operations or cash flows.

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

The FASB issued Accounting Standards Update (ASU) No. 2010-11, Derivatives and Hedging(Topic 815): Scope Exception Related to Embedded Credit Derivatives. The FASB believes this ASU clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Specifically, only one form of embedded credit derivative qualifies for the exemption – one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature.

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

We had R$9.2 million of variable rate (CDI-based interest) debt outstanding at September 30, 2011, and R$13.7 million outstanding at December 31, 2010. Based on the amounts outstanding, a 100 basis point change in interest rates would result in an approximate change to interest expense of R$0.2 million at September 30, 2011 as well as R$0.2 million at December 31, 2010. We attempt, when possible, to protect our revenues from foreign currency exchange risks by periodically adjusting our selling prices in Reais.

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

Evaluation of Disclosure Controls and Procedures

As of September 30, 2011, the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Based upon the foregoing evaluation as of September 30, 2011, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and operating as of September 30, 2011, to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2011, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for the matters mentioned above.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the nine months ended September 30, 2011, the Company repurchased 8,325 shares of its common stock for US$73 thousand, equivalent to R$114 thousand.

Issuer Purchase of Equity Securities during the nine months ended September 30, 2011.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs

January 1 to January 31, 2011	—	—	—	64,835
February 1 to February 28, 2011	6,545	8.704	6,545	58,290
March 1 to March 31, 2011	1,780	8.831	1,780	56,510
Total Q1 2011	8,325	8.731

Total Q2 2011	—	—	—

Total Q3 2011	—	—	—

Total Year 2011	8,325	8.731		56,510

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

None.

ITEM 6.	EXHIBITS.

Exhibits Number	Exhibit Index

31.1	Certification by Ricardo Figueiredo Bomeny, Chief Executive Officer and acting Chief Financial Officer, Pursuant to SEC Rule 13a – 14(a)/ 15d-14 (a).

32.1	Certification by Ricardo Figueiredo Bomeny, Chief Executive Officer and acting Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 21, 2011

BRAZIL FAST FOOD CORP.

By:	/s/ Ricardo Figueiredo Bomeny
Ricardo Figueiredo Bomeny
Chief Executive Officer and acting Chief Financial Officer