Form 10-K
period 2011-12-31
BRAZIL FAST FOOD CORP
filed 2012-04-30
CIK 914537

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number: 000-23278

BRAZIL FAST FOOD CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3688737
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Rua Voluntários da Pátria, 89, 9[o]. andar – Botafogo CEP 22.270-010, Rio de Janerio, Brazil	N/A
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

As of June 30, 2011, the aggregate market value of the 2,409,851 shares of the registrant’s common stock held by non-affiliates was $32,267,904.89, computed by reference to the closing price of the registrant’s common stock on June 30, 2011, or $13.39.

The number of shares of shares outstanding of the Registrant’s common stock as of April 26, 2012 was 8,129,437.

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

BRAZIL FAST FOOD CORP.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

PART I

ITEM 1. BUSINESS

(a) GENERAL

Brazil Fast Food Corp. (“BFFC”, the “Company”, “we” or “us”) was incorporated in Delaware in 1992. The principal executive offices of BFFC are located at Rua Voluntários da Pátria, 89, 9º andar, Botafogo, CEP 22.270-010, Rio de Janeiro, Brazil, and the telephone number at that location is +55 (21) 2536-7500.

We, through our holding company in Brazil, BFFC do Brasil Participações Ltda. (“BFFC do Brasil”, formerly 22N Participações Ltda.), and its subsidiaries, manage one of the largest food service groups in Brazil and franchise units in Angola and Chile.

In 2011, three of the own-operated restaurants of Venbo Comércio de Alimentos Ltda. (“Venbo”), a wholly-owned Brazilian limited liability company, were transferred to two newly affiliated companies, LM Comércio de Alimentos Ltda. and PCN Comércio de Alimentos Ltda., both subsidiaries of BFFC do Brasil, in order to enhance these three stores’ results through the inclusion of a minor partner directly responsible for the stores’ operation.

Also, a minor partner directly responsible for Rio de Janeiro KFC stores’ operation was included in CFK Comércio de Alimentos Ltda. (“CFK”, former Clematis Indústria e Comércio de Alimentos e Participações Ltda.), a wholly-owned Brazilian limited liability company, a minor partner directly responsible for two São Paulo KFC stores’ operation was included in CFK São Paulo Comércio de Alimentos Ltda. (“CFK SP”) and a minor partner directly responsible for two other São Paulo KFC stores’ operation was included in MPSC Comércio de Alimentos Ltda. (“MPSC”). Both CFK SP and MPSC are newly affiliated companies and subsidiaries of BFFC do Brasil.

Suprilog Logística Ltda. (“Suprilog”), which used to warehouse equipment and spare parts and provide maintenance services for our own-operated restaurants, changed its business purpose. FCK Comércio de Alimentos Ltda. (“FCK”, former Suprilog Logística Ltda.) is now responsible for developing and expanding the KFC chain in Brazil.

DGS Comércio de Alimentos S.A. (“DGS”), a 80% owned Brazilian Corporation and Internacional Restaurantes do Brasil S.A. (“IRB”), a 60% owned Brazilian Corporation, are also BFFC do Brasil subsidiaries.

We also have a 20% equity interest in the capital of BBS S.A. (“BBS”), a Chilean Corporation.

Throughout this Form 10-K, the terms “restaurants”, “units”, “stores” and “points of sale” are used interchangeably. This Form 10-K should be read in conjunction with the Forward-Looking Statements on page 6 and the “Risk Factors” set forth on pages 6-7.

(b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

Not applicable.

(c) NARRATIVE DESCRIPTION OF BUSINESS

Our restaurant system includes restaurants and kiosks owned by the Company and by franchisees under the following brand names: Bob’s, KFC, Pizza Hut, In Bocca al Lupo and Doggis.

Bob’s was founded in 1952 by the American tennis player Bob Falkemburg and it is fairly well-known in Brazil for the sandwiches and hamburgers with a Brazilian taste, its milk shakes and its flexible operation. Originated in Rio de Janeiro, the nearly 60 year-old brand is the second largest fast food hamburger restaurant chain in Brazil, present in every State of Brazil, as well as in Angola and Chile.

Additionally, in the last few years, we developed a multi-brand concept through agreements with Yum! Brands Inc., one of the largest quick service restaurant companies in the world, and Gastronomia & Negocios Sociedad Anonima (“G&N”, formerly Grupo de Empresas Doggis Sociedad Anonima), the leading food service company in Chile, through which we plan to expand in Brazil the KFC business through own stores and franchises, the Pizza Hut business through own stores and the Doggis business through franchises.

Restaurants Operations

Own-operated Restaurants

As of December 31, 2011, we owned and operated 67 points of sale, including 11 kiosks and 1 coffee corner, of which 38 are under Bob’s brand, 10 under KFC brand, 18 under Pizza Hut brand and 1 coffee corner under In Bocca al Lupo brand (which operates inside a Pizza Hut’s restaurant). All of these points of sale are located in the States of Rio de Janeiro (42)and São Paulo (25).

Franchised Restaurants

As of December 31, 2011, we had 813 points of sale, including 363 kiosks and 17 express stores, owned and operated by our franchisees, of which 792 under Bob’s brand, 6 under KFC brand, and 15 under Doggis brand. Approximately 45.0% of these points of sale are located in the States of Rio de Janeiro and São Paulo, with the remainder widely spread throughout major cities in all other States of Brazil, except for five franchised restaurants in Angola and eight franchised restaurants in Chile.

The express stores are under Bob’s brand (“Bexpress”) and offer pre-prepared sandwiches, easy to heat in a special oven or microwave, beverages, milkshakes, sundaes and ice creams, among different products from traditional Bob’s restaurants and coffee. Complementary, we developed the “Bex Station” concept in a partnership with the Shell Company of an exclusive shelf for Bob’s express products in Shell Convenience Stores throughout Brazil. As of December 31, 2011, we have licensed Bex Stations to 35 different Shell Stations retailers approved by the Shell Company.

Our revenues are comprised of retail sales at Company restaurants and kiosks, franchise revenues from initial fees paid upon the signing of a new franchise contract or franchise contract renewal and royalty fees based on a percentage of sales reported by franchise restaurants and kiosks, performance bonus from trade partners’ agreements, and property income from restaurants that we lease or sublease to franchisees for a period no longer than one year.

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

We regularly negotiate commercial agreements with leading suppliers to benefit all restaurants chains under our management. We negotiate, through a specialized third party company, with suppliers of equipment, appliances, packaging, cleaning material and uniforms targeting the constant modernization of our chains, including development of new equipments and appliances, their regulatory and visual identification adequacy and reduced costs. We also negotiate with beverage and food suppliers, but due to exclusive formulas those negotiations require confidentiality agreements and extended time for analysis and conclusion. We strategically decide whether use one or more suppliers for each product and negotiate a monthly performance bonus which will depend on the product sales volume to our chains. The performance bonus can be paid monthly or in advance (estimated), depending on our financial decision.

Income from performance bonus is only possible because the number of restaurants that operate throughout Brazil under the prestigious brands, especially Bob’s, franchised by us represents an excellent channel for suppliers to increase their sales.

We have centralized purchasing agreements, but all purchases are ordered by and delivered to each own-operated or franchised restaurant of our chains. In 2011, we reached an agreement with Martin-Brower, one of the world’s largest distributors of products, to provide Bob’s chain with storage, transportation and delivery of goods and other materials, like appliances, packaging, cleaning materials and uniforms. Martin-Brower was chosen based on its technical capacity and appropriate price and installations and represents a sizeable improvement in logistic operations for our business. Additionally, Luft Food Service, formerly FBD, and Fast Food, both centralized warehouses operated by non-affiliated companies, respectively provide services to our Pizza Hut restaurants and KFC and Doggis chains in Brazil.

Products and Quality Assurance

We strive to maintain quality and uniformity throughout our chains by publishing detailed specifications for food products, food preparation and service. Our employees are constantly trained and updated on safe food handling, preparation, and storage procedures and our stores are routinely sanitized and strictly controlled to prevent pest infestations. All these processes are established by our specific team as well as by federal, state and local governmental laws and regulations and are continuously monitored by third party contracted services.

Our layouts are based on production flow analysis and include the best available equipment and materials.

We periodically measure our customer experience and evaluate the overall performance of our operations platforms to and improve guest satisfaction.

Franchise Program

We develop, operate, franchise and license a system of both traditional and non-traditional fast food restaurants. Traditional units feature large restaurants in line and drive-thru and small restaurants in malls, airports, gasoline service stations, stadiums and colleges. Non-traditional units include express stores and kiosks which have a more limited menu and operate in convenience stores and where a full-scale traditional outlet would not be practical or efficient.

Our franchise program is designed to assure consistency and quality. All potential franchisees are submitted to tests, training and interviews and should meet certain basic conditions, such as significant business experience, financial resources and knowledge of the market in the area where the franchised unit will be located. When accepted, the potential franchisee signs the franchise agreement and pays the initial franchise fee. Our franchisees must use our approved supplies and suppliers and build each franchised unit in accordance with our specifications at approved locations. Franchisees contribute to our revenues through the payment of royalty fees, based on a percentage of sales reported by franchise restaurants and kiosks, and of initial fees, paid upon the signing of a new franchise contract or franchise contract renewal.

We consider extremely valuable continued communication with our franchisees and their representatives and we invest a considerable amount of time and funds to achieve this objective though extranet, regional meetings with franchisees, representatives and franchise organizations as well as a bi-annual convention.

Bob’s brand has a Franchisee Committee, where voted representatives of the franchisees meet quarterly with our executives to discuss improvements in equipment, appliances, products, operations and management. Bob’s attentiveness to franchisees has been recognized in the last fifteen years by the Brazilian Association of Franchising – ABF with the “Franchising Excellence Award.” We encourage mature and profitable franchisees to increase the number of stores they operate. As of today, we have 246 franchisees and approximately 178 groups of franchisees, which include franchised restaurants for different companies in the same economic group and franchised restaurants for different family members.

Advertising and Promotions

We aim to increase fidelity among our target-market, formed by young consumers from 13 to 25 years old, and attract consumers not familiarized with our products. For this reason, we intend to identify our own-operated and franchised restaurants with a place to go with the family and to meet friends.

We, through our advertising agency, develop a multi-media marketing program to advertise our restaurant networks in its primary markets. We usually employ cinema, television, radio, outdoors, internet and a variety of promotional campaigns to advertise our products, and we develop various POS marketing material.

All of our own-operated and franchised restaurants contribute with a contracted percentage of their sales to a marketing fund dedicated to advertising and promotions that we administrate with a specific team for each brand we manage.

The marketing fund dedicated to Bob’s brand is quarterly analyzed by voted representatives of the franchisees and audited yearly. The marketing funds dedicated respectively to Pizza Hut and KFC brand manage expenses with local stores’ advertising and promotions. Additionally, the marketing fund contributes to both Yum! Caribe and Latin America regional fund and receives guidance as per the brand exposition. The marketing fund dedicated to Doggis brand manages expenses with local stores advertising and promotions.

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

We have registered our trademark Bob’s® in Paraguay, Uruguay, Argentina, Chile, Mexico, Portugal, Germany, France, Italy, and Benelux (an economic union of Belgium, the Netherlands, and Luxembourg), as well as in Angola. We have also registered our trademark and logo Bob’s Burgers® in Paraguay, Uruguay and Argentina. KFC®, Pizza Hut® and Doggis® trademarks are registered by their proprietors, respectively Yum! Brands and Gastronomia & Negocios. We have been formally granted the right to use these trademarks in Brazil.

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

Additionally, each of our restaurants is in competition with informal food service. Fast-food restaurants have to focus on a limited number of options, sometimes even on just one type of product, in order to achieve the efficiency required in the competitive food service industry. Brazil is a vast country with an extensive regional cuisine, where a typical meal from one region can be found exotic in another, making more challenging the act of convincing the general public of a cross-country homogeneous menu. Because of that, made to order improvisations, prepared at the street by informal and moveable vendors nearby bus stations and subways, can be more appealing to the general public, since it mirrors people’s preferences with very low cost and normally tax reductions or exemptions. Moreover, each of our restaurants is in competition for consumers’ pockets with other services and consumer goods, such as mobiles, cable TV, broad band Internet and retail stores financing.

We also believe that, as a Brazilian-based company, we have the advantage over our non-Brazilian competitors of being able to readily understand and respond to local consumer preferences. Nevertheless we are constantly accessing the market through opinion polls, practicing benchmark and developing strategic programs to increase our market share.

Number of Employees

The total number of employees, including franchise restaurants and kiosks employees was approximately 14,300 as of year-end 2011.

(d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

We have five Bob’s franchised restaurants in Luanda, capital of Angola; although we have been receiving royalties attributable to this operation, the total amount received is not relevant to our operations. We also have eight Bob’s franchised restaurants in Chile owned by BBS, a corporation in which we have a 20% equity interest. The figures are also not material in our consolidated financial statements but they are disclosed in special notes in the financial chapters of this Form 10-K.

Availability of Reports and Other Information

We make available, free of charge, copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statement on Schedule 14A and amendments to those materials filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 after we file electronically such material with, or furnish it to, the United States Securities and Exchange Commission (the “Commission”). Persons wanting copies of such reports may send us their requests at Rua Voluntários da Pátria 89, 9º andar—Botafogo CEP 22.270-010, Rio de Janeiro, Brazil, in attention to Brazil Fast Food Corp. Secretary. In addition, such reports are available, free of charge, on the Commission’s website located at www.sec.gov, and may also be read and copied at the Commission’s public reference room at 100 F Street, NE, Washington, D.C. 20549, or by calling the SEC at (800) SEC-0330.

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

The success of our business is dependent upon our ability to compete with formal and informal players in the eating out segment, respond promptly to changing consumer preferences, improve and promote our products and services, recruit and motivate qualified restaurant personnel and boost consumer perceptions of our food quality and restaurants facilities, while maintaining the prices we charge our customers and our operational margins. The demand for low fat and less caloric food has increased significantly in the last few years and the Brazilian Government is growingly imposing new disclosure rules on the nutrition content of food products on sale as well as restrictions on advertising and promotions. To respond in accordance, we may be required to spend significant funds on research and development of new products, product line extensions, new food preparation methods and new appliances, training, as well as preparing and printing disclosure materials to be exposed in stores and on food packages. We may not have the resources necessary to compete effectively, which may cause consumers to prefer the products of our competitors, and our marketing campaigns may have a diminished effect. As a result, we could experience a decrease in revenues, which would have an adverse impact on our business and operations.

Our future success is dependent upon the success and expansion of our franchise program. A portion of our revenues is attributable to the fees we collect from our franchisees.

To improve our revenues in the future, we have developed a growth strategy that includes increasing our number of franchised points of sale. This growth strategy is substantially dependent upon our ability to attract, retain and contract with qualified franchisees and the ability of these franchisees to open and operate their points of sale successfully. In addition, our continued growth will depend in part on the ability of our existing and future franchisees to obtain sufficient financing or investment capital to meet their financial, operational and business requirements, and this may be also influenced by the Brazilian economy and market development. If we experience difficulty in contracting with qualified franchisees, if franchisees are unable to meet their requirements or if franchisees are unable to operate their points of sale profitably, the amount of franchise fees paid to us by our franchisees would decrease and our future operating results could be adversely affected.

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

Our business is very sensitive to the economic activity, and is highly affected by consumers’ confidence, population average income and employment. Tax burden and interest rates pressure our business by depressing our margins and increasing our cost of capital. Also, inflation pressure our business because, although inflation is often reflected on food products and packing material we purchase, as well as on utility service and occupancy expenses we incur, to pass along higher costs is not always possible due to diminished consumers’ purchase power and competition. Besides, inflation can pressure labor costs and increase unemployment during economic downturn, which has an adverse effect on our business, since it spurs informal business, such as moveable food vendors at the street. In addition, economic accelerated expansion pressure our business through increased asset prices and leasing costs as well as scarcity of labor. We cannot assure we will be able to implement appropriate measures to mitigate these risks.

Our business may be affected by political and constitutional uncertainty.

High levels of uncertainty have marked the Brazilian political environment since the country returned to civilian rule in 1985. Although Brazil’s democracy structure has gone through outstanding improvements in the last years, it still lacks of solid political institutions, committed political parties and a mature judicial system. The country suffers from constant institutional changes that turn very difficult the continuity of long-term development plans and that can adversely affect our strategies. Controls on foreign investments may limit our ability to receive capital from our Brazilian operating subsidiaries. Brazil generally requires the registration of foreign capital invested in Brazilian markets or businesses. Thereafter, any repatriation of the foreign capital, or income earned on the foreign capital investment, must be approved by the Brazilian government. Although approvals on repatriation are usually granted and we have no knowledge of current restrictions on foreign capital remittances, there can be no assurance that in the future approvals on repatriation will be granted or restrictions or adverse policies will not be imposed.

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

Risks Related to past due fiscal obligations of VENDEX

We may be responsible for possible unknown or future liabilities of VENDEX prior to our acquisition of VENBO.

The purchase agreement for the purchase of Venbo, signed by VENDEX, the former owner of VENBO, and the Company in 1996, determined that VENDEX would be responsible for any hidden liability or future liability related to the period prior to the acquisition, limited to certain conditions. To our knowledge, VENDEX’s attorneys are defending all fiscal authority demands; however, the Company cannot predict what impact, if any, material claims, disputes or other matters related to VENDEX might have on its business.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We had property in eight different lands located in the city of Rio de Janeiro, Brazil, including buildings or improvements on it. Five of these properties were leased to Bob’s brand franchisees and three properties housed Bob’s brand own-operated restaurants. In September 2010, all eight properties were sold to our two main shareholders at fair market value on that date and with all necessary procedures to guarantee that independence rules were not ignored, including a formal opinion from lawyers in Brazil and the USA.

As of December 31, 2011, we leased the property for 83 points of sale, including three properties that we formerly owned and 15 that we subleased to franchisees. Our land and building operational leases are generally written for terms of five years with one or more five-year renewal options. Certain leases require the payment of additional rent equal to the greater of a percentage (ranging from 1.0% to 10.0%) of monthly sales or specified amounts.

Our corporate headquarters are located at Rua Voluntários da Pátria 89, 9th floor, Botafogo CEP 22.270-010, Rio de Janeiro, RJ, Brazil. We also have offices located at Avenida Brigadeiro Faria Lima 1572, 1208, Jardim Paulista CEP 01.452-908, São Paulo, SP, Brazil and Alameda Rio Negro 161, 602, Alphaville CEP 06.454-000, Barueri, SP, Brazil.

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

Concerning ISS, a tax levied by municipalities on services, in 2003, a complementary law determined that franchising activity would become subject to the ISS tax, with rate range between 2% and 5%, depending on each municipality. The collection of the tax still remains subject to interpretation by the courts due to controversy on the extension of the statutory definition of services. We filed a judicial action, the first in Brazil, arguing that royalties should not be considered payment for services rendered and therefore should not be subject to ISS. At the same time, we start monthly depositing in court the amount under discussion, the ISS tax calculated on royalties. Although this determination increases our tax burden, it does not constrict our business, and albeit we believe we can be successful, we cannot guarantee our judicial action outcome.

Concerning Reassessed Taxes, in the past ten years, we enrolled in four amnesty programs launched by the Brazilian government for domestic companies to pay off their tax arrears. In September 2009, we enrolled in the fourth and last Brazilian government amnesty program (the “REFIS IV Program”), which objective was to take the original debts from the previous programs, update these debts by the Brazilian Federal Bank base interest rate, and deduct the payments made during the previous programs. The Brazilian government took two years to make this calculation and, at the end of September 2011, the Brazilian government announced our consolidated tax debt. We believe the Brazilian government did not consider our total payments made during the prior amnesty programs. We filed an administrative appeal to the Brazilian Internal Revenue Service to have the calculations for the REFIS IV Program reviewed. Yet, we cannot estimate what the outcome of this claim will be and whether it will be able to reduce the liability to the amount we believe we own.

Concerning Industrial Production Tax—IPI, we had a tax credit claim, related to tax on packing, disallowed by the Brazilian Internal Revenue Service. In September 2011, we withdrew from the administrative procedure and included the amount discussed in the REFIS IV Program.

Concerning lawsuits initiated by franchisees against us, we have one related to a franchisee that requests compensation from us for material and moral damages due to unsuccessful franchise operation and another one related to a franchisee that requests us to differentiate the calculation of royalties fees and marketing fund contributions due for his franchise operation. We believe both lawsuits are inconsistent, but we cannot guarantee their outcome.

Concerning inquires lead by the Public Prosecution Office:

(a) The Public Prosecution Office alleges our non-compliance with legal obligation to have 5% of our total workforce comprised of people with physical challenges. We are seeking to reach an agreement with the Public Prosecution Office, since we are facing difficulties in complying with this obligation due to the labor shortage.

(b) The Public Prosecution Office alleges our underpayment of ICMS tax in PanAmerican and Para-PanAmerican Games stores’ operation. Although we proved taxes were collected under ICMS special regime of Rio de Janeiro Estate, we cannot guarantee a favorable outcome.

(c) The Public Prosecution Office criticizes our marketing campaigns for kids and subliminal incentive for consumption of unhealthy food. We have been employing our best efforts to comply with increasingly regulatory demands to which the fast food segment is subject, including the signature of a Term for the Adjustment of Conduct (TAC).

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on OTC Bulletin Board under the symbol “BOBS.OB.” There is a limited public trading market for our common stock. The following table sets forth the range of the high and low bid quotations for our common stock for the periods indicated:

Common Stock

Three Months Ended	High	Low
March 31, 2010	8.26	7.40
June 30, 2010	7.80	5.75
September 30, 2010	7.99	4.67
December 31, 2010	5.05	4.20
March 31, 2011	13.90	7.50
June 30, 2011	16.82	10.05
September 30, 2011	13.64	10.51
December 31, 2011	12.80	10.05

The above quotations represent prices between dealers, without retail markup, markdown or commission. They do not necessarily represent actual transactions.

Brazil generally requires the registration of foreign capital invested in Brazilian markets or businesses. Thereafter, any repatriation of the foreign capital, or income earned on the foreign capital investment, must be approved by the Brazilian government. Although approvals on repatriation and dividend payment are usually granted, and we have no knowledge of current restrictions on foreign capital remittances, there can be no assurance that in the future approvals on repatriation will be granted or restrictions or adverse policies will not be imposed. See “Risk Factors — Risks Relating to Brazil.”

Holders

As of April 26, 2012, the number of record holders of our common stock was 51.

Dividends

We have had a policy of retaining future earnings for the development of our business. Today, our dividend policy is subject to the discretion of the Board of Directors and depends upon a number of factors, including future earnings, financial condition, cash requirements, and general business conditions. Each year, the Board of Directors discusses our profits distribution while considering our investment programs.

Although in 2008 and 2010 our Board of Directors decided to distribute cash dividends to our shareholders by virtue of our successful reorganization and increased operational margins, in 2009 and 2011 there were no dividends paid.

Equity Compensation Plans

Our Stock Option Plan terminated on September 17, 2002, ten years after from the date of its adoption by the Board of Directors.

As of December, 31, 2011 there was no further common stock that might be issued upon the exercise of options or warrants.

Stock Repurchase Plan

Our Board of Directors approved a Stock Repurchase Plan limited to 400,000 shares. As of December 31, 2011, we had repurchased a total of 343,490 shares.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data has been derived from our audited financial statements and should be read in conjunction with our consolidated financial statements, including the accompanying notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, appearing elsewhere in this report.

R$ ‘000	Year Ended December 31,
	2011		2010		2009		2008		2007
REVENUES
Net Revenues from Own-operated Restaurants	R$	170,249	R$	154,591	R$	146,875	R$	90,122	R$	85,904
Net Revenues from Franchisees		35,223		28,386		24,647		22,427		18,811
Revenues from Supply Agreements		19,191		21,104		10,270		8,317		6,673
Other Income		2,130		2,198		3,098		2,499		3,056

TOTAL REVENUES		226,793		206,279		184,890		123,365		114,444

OPERATING COST AND EXPENSES
Store Costs and Expenses		(153,130)		(142,950)		(135,116)		(89,729)		(83,349)
Franchise Costs and Expenses		(11,704)		(10,718)		(8,619)		(6,207)		(3,623)
Marketing Expenses		(4,326)		(5,054)		(4,092)		(1,053)		(2,082)
Administrative Expenses		(31,993)		(28,074)		(21,298)		(17,442)		(13,430)
Other Operating Expenses		(7,637)		(7,644)		(4,996)		(2,876)		(2,945)
Net result of assets sold and impairment of assets		(1,573)		7,367		1,225		(205)		842

TOTAL OPERATING COST AND EXPENSES		(210,363)		(187,073)		(172,896)		(117,512)		(104,587)

OPERATING INCOME		16,430		19,206		11,994		5,853		9,857

Interest Expense, net		1,297		(1,606)		(4,882)		(9,677)		(697)

NET INCOME (LOSS) BEFORE INCOME TAX		17,727		17,600		7,112		(3,824)		9,160

Income taxes - deferred		(2,432)		(4,057)		—		311		4,343
Income taxes - current		(4,629)		(2,278)		(36)		(746)		(46)

NET INCOME (LOSS) BEFORE NON-CONTROLLING INTEREST		10,666		11,265		7,076		(4,259)		13,457

Net (income) loss attributable to non-controlling interest		(1,812)		384		(180)		317		—

NET INCOME (LOSS) ATTRIBUTABLE TO BRAZIL FAST FOOD CORP.	R$	8,854	R$	11,649	R$	6,896	R$	(3,942)	R$	13,457

NET INCOME PER COMMON SHARE BASIC AND DILUTED	R$	1.09	R$	1.43	R$	0.85	R$	(0.48)	R$	1.65

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC AND DILUTED		8,130,717		8,137,762		8,152,505		8,163,949		8,169,766

DIVIDEND PAID PER SHARE	R$	—	R$	0.44	R$	—	R$	0.08	R$	—

Balance Sheet Data (End of Period):
WORKING CAPITAL (DEFICIT)		16,943		(6,385)		(9,379)		5,577		(3,543)
TOTAL ASSETS		108,544		112,561		100,955		61,742		46,843
ACCUMULATED DEFICIT		(16,092)		(24,946)		(33,021)		(35,296)		(48,753)
TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)		41,869		33,166		25,105		23,519		10,278

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with Item 6 “Selected Financial Data,” Item 1A “Forward Looking Statements,” and with our consolidated financial statements and related notes appearing elsewhere in this report.

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

Brazilian Political Environment

Brazil, which is located in the central and northeastern part of South America, is the largest Latin American country and the world’s fourth-largest democracy. Although democracy has increased its resilience in Latin America after decades of military ruling and has escalating support among the population, Latin America, and Brazil is no exception, carries a legacy of past undemocratic practices, and although a large number of its citizens believe that a market economy is essential for their country development and back private enterprise, they have generally been skeptical of political parties, the Congress and the courts.

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

During this period, many structural reforms, such as government monopolies break down, privatization and deregulation of some sectors, were approved by the Brazilian Congress and Senate, but the country fiscal deficit were still looming. After two major international crises, Asia in 1997 and Russia in 1998, investors fled to minimize their loss while Brazil’s international reserves plunged. In January 1999, the Central Bank of Brazil determined the free fluctuation of the “Real” against other currencies and adopted an inflation target methodology, where the National Monetary Council establishes an inflation target, with maximum and minimum variation permitted, to be met by the Central Bank through its monetary policy. The Central Bank of Brazil implemented a tight monetary policy in order to keep inflation under control. Nevertheless, the possibility of a left-wing president victory in 2002, scared out investors, triggering Brazil’s currency devaluation, which in only six months dropped 80.0% against the U.S. Dollar, and spiking inflation, already in two digits, higher.

The currency devaluation in 2002 boosted the country’s exports and helped an economic recovery in the fourth quarter of 2003. In 2004, Brazil capitalized on international growth, depreciated Brazilian currency and higher commodities prices, to grow 5.7%, according to the IBGE — Brazilian Institute of Geography and Statistics (a governmental institution), helping income and employment to recover from its worst figures in years. In 2005, a corruption scandal followed by a major political crises halted economic growth and Brazil GDP increased 3.2%, below all expectations. In 2006, albeit massive government spending, decreasing nominal interest rates and controlled inflation, amounting taxes and social contributions, as well as deep-rooted bureaucracy, diminished Brazil’s GDP, which increased 3.8%.

In 2007 and 2008, internal market consumption growth and investments in gross fixed capital formation expanded Brazil’s GDP to 5.4% and 4.5%, respectively. Nevertheless, the global financial crisis triggered by United States banking system problems in 2008 spilled-over Brazilian industrial production and exports in 2009 and pushed the country into a mild recession. Since then, the Brazilian Federal Government burst government-subsidized credit, spending and other stimulus to help the country avoid the worst of the global crisis. As consumer demand sharply increased booming job creation and income, the country’s activity remained robust. But high inflation and heavy pressure on fiscal accounts restrain further stimulus. Consequently, today Brazil is expected to settle into a pattern of slower growth of about 3.0% to 4.0% in coming years on account of problems in Europe and the United States and local factors such as high interest rates, weak manufacturing activity and a reduced pace of consumer spending.

Notwithstanding, massive investment in infrastructure are expected in the country in the following years to meet the requirements set out by FIFA for the 2014 Football World Cup and by the International Olympic Committee for the 2016 Olympic Games, scheduled to take place in Brazil and Rio de Janeiro, respectively.

Year Ended December 31
	2011	2010	2009	2008	2007	2006	2005	2004	2003
	%	%	%	%	%	%	%	%	%
GDP¹	2.9	7.5	-0.2	4.5	5.4	3.8	3.2	5.7	1.1
Inflation²	6.5	5.9	4.1	6.5	4.5	3.1	5.7	7.6	9.3
Interest Rates³	11.0	9.8	8.8	12.8	11.2	13.2	18.1	17.8	16.3
Exchange Rates[4]	12.6	4.3	-25.5	31.9	17.2	8.7	11.8	8.1	18.2

(1)	IBGE for 2003 to 2010 – MIF estimates for 2011
(2)	IPCA
(3)	SELIC
(4)	(Devaluation)/Revaluation of the Brazilian currency along the year (31/12 vs. 01/01) against US$

OUR BUSINESS

In 1996, we acquired 100.0% of the capital of Venbo Comercio de Alimentos Ltda. (“Venbo”), a Brazilian limited liability company that owns and operates, both directly and through franchisees, Bob’s hamburger fast food chain.

In 2006, we established a holding company in Brazil called BFFC do Brasil Participações Ltda. (“BFFC do Brasil”, formerly 22N Participações Ltda.), to consolidate all our business in the country and allow us to pursue our multi-brand program.

In 2007, we reached an agreement with Yum! Brands, owner of the KFC brand. By this agreement, BFFC do Brasil, through its subsidiary CFK Comércio de Alimentos Ltda. (“CFK”, formerly Clematis Indústria e Comércio de Alimentos e Participações Ltda.), started to conduct the operations of directly owned and operated KFC restaurants as a Yum! Brands franchisee, and took over the management, development and expansion of the KFC chain in Brazil.

In 2008, we reached an agreement with Restaurants Connection International Inc (“RCI”) to acquire, through its wholly-owned holding subsidiary, BFFC do Brasil, 60% of Internacional Restaurantes do Brasil (“IRB”), which operates Pizza Hut restaurants in the city of São Paulo as a Yum! Brands franchisee. The remaining 40% of IRB is held by another Brazilian company of which IRB’s current CEO is the main stockholder. IRB also operates a coffee concept brand called “In Bocca al Lupo”, which is present as a “corner” operation, inside Pizza Hut stores.

Also in 2008, we reached an agreement with Gastronomía & Negocios Sociedad Anonima (“G&N”, former Grupo de Empresas Doggis Sociedad Anonima), the leading food service company in Chile. By this agreement, BFFC do Brasil would establish a Master Franchise to manage, develop and expand the Doggis hot-dog chain in Brazil through own-operated restaurants and franchisees and G&N would establish a Master Franchise to manage, develop and expand the Bob’s hamburger chain in Chile through own-operated restaurants and franchisees. The Master Franchise established in Brazil was named DGS Comercio de Alimento S.A. (“DGS”) and the Master Franchise established in Chile was named BBS S.A. (“BBS”). BFFC do Brasil owns 20% of BBS and G&N owns 20% of DGS. Accordingly, BBS’s results were recorded through the equity method, representing BFFC’s share on such results.

Our revenues are comprised of retail sales at Company restaurants and kiosks, franchise revenues from initial fees paid upon the signing of a new franchise contract or franchise contract renewal and royalty fees based on a percentage of sales reported by franchise restaurants and kiosks, performance bonus from trade partners’ agreements, and property income from restaurants that we lease or sublease to franchisees for a period no longer than one year.

We have five Bob’s franchised restaurants in Luanda, capital of Angola; although we have been receiving royalties attributable to this operation, the total amount received is not relevant to our operations. We also have eight Bob’s franchised restaurants in Chile owned by BBS, a corporation where we participate with 20% equity in the capital. The figures are also not material in our consolidated financial statements but they are disclosed in special notes in the financial chapters of this Form 10-K.

STRATEGIC DIRECTION AND FINANCIAL PERFORMANCE

Our restaurant system includes restaurants and kiosks owned by the Company and by franchisees under the following brand names: Bob’s, KFC, Pizza Hut, In Bocca al Lupo and Doggis.

Bob’s was founded in 1952 by the American tennis player Bob Falkemburg and it is fairly well-known in Brazil for the sandwiches and hamburgers with a Brazilian taste, its milk shakes and its flexible operation. Originated in Rio de Janeiro, the about-to-be 60 years old brand is the second largest fast food hamburger restaurant chain in Brazil, present in every State of Brazil, as well as in Angola and Chile.

In 2011, Bob’s launched its new slogan “can’t control it” and pursued increasing operational excellence. In 2012, it aims to consolidate its market position improving its consumers’ perception.

Additionally, in the last few years, we developed a multi-brand concept through agreements with Yum! Brands Inc., one of the largest quick service restaurant companies in the world, and Grupo de Empresas Doggis Sociedad Anonima, the leading food service company in Chile, in which we will expand in Brazil the KFC business through own stores and franchises, the Pizza Hut business through own stores and the Doggis business through franchises.

In 2011, we established FCK Comércio de Alimentos Ltda. (“FCK”, former Suprilog Logística Ltda.) to be responsible for developing and expanding KFC chain in Brazil. Also, a minor partner directly responsible for Rio de Janeiro KFC stores operation was included in CFK Comércio de Alimentos Ltda. (“CFK”, former Clematis Indústria e Comércio de Alimentos e Participações Ltda.), a wholly-owned Brazilian limited liability company, a minor partner directly responsible for two São Paulo KFC stores operation was included in CFK São Paulo Comércio de Alimentos Ltda. (“CFK SP”) and a minor partner directly responsible for two other São Paulo KFC stores operation was included in MPSC Comércio de Alimentos Ltda. (“MPSC”), both CFK SP and MPSC are newly affiliated companies and subsidiaries of BFFC do Brasil.

During the year, both comparable sales and comparable guest counts increased in our KFC stores as a result of our focus on increasing the number of seats available and speeding up customer service, along with, consistent promotion of KFC’s Buckets at dinner day-part and weekends. KFC’s Buckets are strongly related to the brand and hence increasing its sales strengths customer’s identification with and loyalty to the brand. We inaugurated 4 new stores, 2 in Rio de Janeiro and 2 in São Paulo. As of December 31, 2011, we owned and operated 10 KFC restaurants and franchised 6 KFC restaurants to 5 different franchisees. In 2012, we plan to increase sales and guest count by continuously improving our operations and developing different day-parts in our KFC stores.

Moreover, Pizza Hut stores and delivery operation outperformed this year. We implemented changes in the menu mix, communication, promotional period and operational standards as well as initiated a pilot project “Pizza Hut Express with PHD platform” to reduce overall investment and operational costs of shopping malls stores. We closed 1 store and inaugurated 2 others. In 2012, we plan to enhance our own-operated Pizza Hut stores results, consolidate “Pizza Hut Express with PHD platform” and expand our Pizza Hut stores.

Further, after learning the operation we decided to develop the Doggis brand exclusively through franchisees and so converted 4 of our own-operated Doggis’ stores to franchised stores and inaugurated 9 new franchised stores in 2011. In 2012, we plan to initiate a pilot project to reduce overall investment and operational costs by simplifying the store layout and product offering. This project will permit the development of the brand in small corners at locations with great number of pedestrians, taking into account that hot dogs are popular and appealing to all social classes.

RESULTS OF OPERATIONS

COMPARISON OF YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009

(Amounts in Brazilian Reais, unless otherwise stated)

The following table sets forth the statement of operations for the twelve–month periods ended December 31, 2011, 2010, and 2009. All the operating figures are stated as a percentage of total net revenues. However, the details of store costs and expenses and franchise expenses also include these figures as a percentage of net revenues from own-operated restaurants and net franchise revenues, respectively.

R$ 000’	12 Months Ended 31-Dec-11%			12 Months Ended 31-Dec-10%			12 Months Ended 31-Dec-09%
REVENUES
Net Revenues from Own-operated Restaurants	R$	170,249	75.1%	R$	154,591	74.9%	R$	146,875	79.4%
Net Revenues from Franchisees		35,223	15.5%		28,386	13.8%		24,647	13.3%
Revenues from Supply Agreements		19,191	8.5%		21,104	10.2%		10,270	5.6%
Other Income		2,130	0.9%		2,198	1.1%		3,098	1.7%

TOTAL REVENUES		226,793	100.0%		206,279	100.0%		184,890	100.0%
OPERATING COST AND EXPENSES
Store Costs and Expenses		(153,130)	-67.5%		(142,950)	-69.3%		(135,116)	-73.1%
Franchise Costs and Expenses		(11,704)	-5.2%		(10,718)	-5.2%		(8,619)	-4.7%
Marketing Expenses		(4,326)	-1.9%		(5,054)	-2.5%		(4,092)	-2.2%
Administrative Expenses		(31,993)	-14.1%		(28,074)	-13.6%		(21,298)	-11.5%
Other Operating Expenses		(7,637)	-3.4%		(7,644)	-3.7%		(4,996)	-2.7%
Net result of assets sold and impairment of assets		(1,573)	-0.7%		7,367	3.6%		1,225	0.7%

TOTAL OPERATING COST AND EXPENSES		(210,363)	-92.8%		(187,073)	-90.7%		(172,896)	-93.5%

OPERATING INCOME		16,430	7.2%		19,206	9.3%		11,994	6.5%

Interest Expense, net		1,297	0.6%		(1,606)	-0.8%		(4,882)	-2.6%

NET INCOME (LOSS) BEFORE INCOME TAX		17,727	7.8%		17,600	8.5%		7,112	3.8%

Income taxes - deferred		(2,432)	-1.1%		(4,057)	-2.0%		—	0.0%
Income taxes - current		(4,629)	-2.0%		(2,278)	-1.1%		(36)	0.0%

NET INCOME (LOSS) BEFORE NON-CONTROLLING INTEREST		10,666	4.7%		11,265	5.5%		7,076	3.8%

Net (income) loss attributable to non-controlling interest		(1,812)	-1.1%		384	0.2%		(180)	-0.1%

NET INCOME (LOSS) ATTRIBUTABLE TO BRAZIL FAST FOOD CORP.		8,854	5.2%		11,649	7.5%		6,896	4.7%

The Company’s results of operations include the accounts of CFK subsequent to April 1, 2007, the accounts of IRB subsequent to December 1, 2008 and the accounts of DGS subsequent to September 1, 2009.

Net Revenues from Own-Operated Restaurants

Net restaurant sales for our company-owned retail outlets increased R$15.7 million or 10.1% to R$170.3 million for the year ended December 31, 2011 as compared to R$154.6 million and R$146.9 million for the years ended December 31, 2010 and 2009, respectively.

The breakdown of Net Revenues at the Company’s own restaurants are as follows:

	Net revenues from own-operated restaurants
	12 Months December, 31		Increase (Decrease)	12 Months December, 31		Increase (Decrease)	12 Months December, 31
Brand	2011		%	2010		%	2009 (a)
Bob’s	R$	75,228	4.3%	R$	72,104	-8.4%	R$	78,686
KFC		25,615	18.1%		21,690	15.0%		18,868
IRB - Pizza Hut		68,107	16.4%		58,522	20.0%		48,764
DOGGIS		1,299	-42.9%		2,275	(a )		557

Consolidated Net Revenues	R$	170,249	10.1%	R$	154,591	5.3%	R$	146,875

(a)	Doggi’s 2009 figures are comprised of four months, since its operations started on September 1, 2009.

Based on the criterion of same store sales, which only includes stores that have been open for more than one year and represents a non-GAAP measure used in retail industry analysis, Bob’s net restaurant sales in the twelve months ended December 31, 2011 were 5.7% higher than in the same twelve-month period in 2010. The increase is attributable to (i) face-lift of some stores and discounted pricing on one of the major sandwiches (ii) brand intensive media presence through the Rock in Rio marketing campaign; and (iii) revenues during the Rock in Rio festival. However, Bob’s overall sales increase was partially offset due to the reduction in the number of points of sale (from 42 at December 31, 2010 to 38 at December 31, 2011).

The decrease in the number of Bob’s point of sales reflects the company’s strategy to limit its direct operations to its most profitable outlets and to focus on growing its franchise network.

Under the criterion of same store sales, net restaurant sales had an approximately 8.0% increase for the KFC brand between the twelve months ended December 31, 2011 and the equivalent period in 2010. KFC’s overall sales increased due to (i) improvement of client perception to KFC brand (ii) inclusion of lower price products, bringing in new business during off-peak hours; (iii) increase in delivery business; (iv) focus on speeding up operations, especially at peak hours, with implementation of client single line and products assembly line; (v) launch of new products to achieve customers in groups of two or more; (vi) end of lunch hour restrictions; and (vii) increase in the number of points of sales from 9 on December 31, 2010 to 10 on December 31, 2011.

Under the criterion of same store sales, Pizza Hut’s net restaurant sales increased by approximately 15.7% between the twelve–month period ended December 30, 2011 and the equivalent period of 2010. Pizza Hut’s sale increase is attributable to modifications to the menu board: (a) inclusion of higher value items; (b) launch of new co-branding (Nestle desserts and hot chocolate) and other products; and (c) inclusion of “all you can eat” system in selected restaurants’ menu; (d) reissue of products that had nice acceptance from the clients in the past; (e) expansion of pan-pizza toppings.

The increase is also attributable to the increase in the selling price of some products, representing an overall price hike of around 3%, to sales through the internet (collective purchases), to new promotions during the working days and to increase of number of point of sales from 17 at December 31, 2010 to 18 at December 31, 2011).

The overall decrease in Doggis’ sales is attributable to the decrease in the number of points of sales from 5 on December 31, 2010 to zero on December 31, 2011.

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

Under the criterion of same store sales, net restaurant sales decreased approximately 3.7% for the KFC brand for the twelve months ended December 31, 2010 as compared to the same period ended December 31, 2009. KFC’s sales were negatively impacted during the first semester of 2010 mainly by the lack of a product category to face aggressive competitors’ prices and weakness on delivery process. Some operating actions like (i) inclusion of lower price combos; (ii) contracting a new delivery company; and (iii) focus on speeding the operations, especially in the busiest time, partially reversed this scenario during the second semester of 2010. Overall KFC’s sales was also negatively impacted by the reduction in number of point of sales (from 12 at December, 2009 to 9 at December, 2010).

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

Net Franchise Revenues

Net franchise revenues are comprised of initial fees (due upon the signing of a new franchise contract) and royalty fees (a percentage on sales by stores operated by franchisees), as set forth below:

R$’000	12 months ended December, 31
	2011	2010	2009
Net Franchise Royalty Fees	30,787	25,282	22,714
Initial Fee	4,436	3,104	1,933

Net Franchise Revenues	35,223	28,386	24,647

Net franchise revenues increased R$7.7 million or 5.3% to R$35.2 million for the year ended December 31, 2011, as compared to R$28.4 million and R$24.6 million for the years ended December 31, 2010 and 2009, respectively. These increases are mainly attributable to the growth of our franchise operations from 622 points of sale as of December 31, 2009 to 712 as of December 31, 2010 to 813 as of December 31, 2011.

Currently, the Bob’s brand accounts for most of the franchise activity.

Alongside the royalty fees and initial fees, the Company receives marketing contributions from franchisees, which are designed to finance corporate marketing investments and are accounted for as discussed in Marketing Expenses.

Revenue from Trade Partners and Other Income

We regularly negotiate commercial agreements with leading suppliers to benefit all restaurants chains under our management. We negotiate, through a specialized third party company, with suppliers of equipment, appliances, packaging, cleaning material and uniforms targeting the constant modernization of our chains, including development of new equipments and appliances, their regulatory and visual identification adequacy and reduced costs. We also negotiate with beverage and food suppliers, but due to exclusive formulas those negotiations require confidentiality agreements and extended time for analysis and conclusion. We strategically decide whether use one or more suppliers for each product and negotiate a monthly performance bonus which will depend on the product sales volume to our chains.

The Company settles agreements with beverage and food suppliers and for each product, the Company negotiates a monthly performance bonus which will depend on the product sales volume to its chains (including both own-operated and franchise operated). The performance bonus, or vendor bonuses, can be paid monthly or in advance (estimated), depending on the agreement terms negotiated with each supplier. The performance bonus is recognized as a credit in the Company’s income statement (under “revenues from trade partners”). Such revenue is recorded when cash from vendors is received, since there is a great difficulty in estimating the receivable amount and significant doubts about its collectability exists until the vendor agrees with the exact bonus amounts.

The rise in the number of Bob’s brand franchisees, from 707 on December 31, 2010 to 792 on December 31, 2011, together with the expansion of the multi-brand concept, has given the Company’s administrators greater bargaining power with its suppliers.

In addition, the growth of the franchisee chain has boosted the volume of purchases made from suppliers. According to the terms of its Trade partner agreements, this means the Company has benefited from volume-related performance bonuses from its suppliers.

Other income is mainly comprised of lease of Company’s properties and nonrecurring gains.

Store Costs and Expenses

As a percentage of Total revenues, Store costs and expenses were (67.6%), (69.3%) and (73.1%) for the years ended December 31, 2011, 2010 and 2009, respectively.

Analyzed as a segment (own-store operations), the respective store costs and expenses for own-operated restaurants as compared to net revenues can be seen below:

R$ 000’	12 Months Ended December 31, 2011%			12 Months Ended December 31, 2010%			12 Months Ended December 31, 2009
STORE RESULTS
Net Revenues from Own-operated Restaurants	R$	170.249	100,0%	R$	154.591	100,0%	R$	146.875	100,0%
Store Costs and Expenses
Food, Beverage and Packaging		(58.043)	-34,1%		(53.075)	-34,3%		(51.720)	-35,2%
Payroll & Related Benefits		(33.929)	-19,9%		(34.161)	-22,1%		(33.787)	-23,0%
Restaurant Occupancy		(19.247)	-11,3%		(17.680)	-11,4%		(15.446)	-10,5%
Contracted Services		(16.878)	-9,9%		(18.534)	-12,0%		(16.768)	-11,4%
Depreciation and Amortization		(5.811)	-3,4%		(5.146)	-3,3%		(4.539)	-3,1%
Royalties Charged		(6.221)	-3,7%		(4.962)	-3,2%		(3.537)	-2,4%
Other Store Costs and Expenses		(13.001)	-7,6%		(9.392)	-6,1%		(9.319)	-6,3%
Total Store Costs and Expenses		(153.130)	-89,9%		(142.950)	-92,5%		(135.116)	-92,0%

STORE OPERATING INCOME		17.119	10,1%		11.641	7,5%		11.759	8,0%

Food, Beverage and Packaging Costs

The table below sets forth the cost of food per brand:

R$’000	12 Months ended December 31, 2011					12 Months ended December 31, 2010					12 Months ended December 31, 2009
Brand	Revenues		Cost of Food		%	Revenues		Cost of Food		%	Revenues		Cost of Food		%
Bob’s	R$	75,228	R$	(29,800)	-39.6%	R$	72,104	R$	(26,851)	-37.2%	R$	78,686	R$	(29,272)	-37.2%
KFC		25,615		(9,705)	-37.9%		21,690		(7,975)	-36.8%		18,868		(7,293)	-38.7%
IRB - Pizza Hut		68,107		(17,869)	-26.2%		58,522		(17,032)	-29.1%		48,764		(14,808)	-30.4%
DOGGIS		1,299		(669)	-51.5%		2,275		(1,217)	-53.5%		557		(347)	—

Consolidated	R$	170,249	R$	(58,043)	-34.1%	R$	154,591	R$	(53,075)	-34.3%	R$	146,875	R$	(51,720)	-35.2%

The overall decrease in the cost of food, beverages and packaging as a percentage of Net Revenues from Own-Operated Restaurants from 2010 to 2011 was mainly due to a drop in the purchase price of some Pizza Hut products (cheese and ice cream) and Doggis products (sausages and mayonnaise), as well as lower freight charges. Some actions taken at Pizza Hut restaurants in order to improve the operating margin also contributed to the percentage decrease, such as (i) removal of some low-margin products from the menu (salmon and chicken wings); (ii) review of the composition of the combos; and (iii) removal of some special offers from the weekend menu.

The sales at the Rock in Rio Festival also contributed to the decrease of percentage of food and beverage costs since the operating margin was greater due to higher prices and lower taxes. These reductions were partially offset by a higher purchase price of some raw materials used at Bob’s and KFC: hamburgers, soft drinks, chicken, french fries, some chicken products and packaging products.

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

Payroll & Related Benefits

The table below sets forth the payroll costs per brand:

R$’000	12 Months ended December 31, 2011					12 Months ended December 31, 2010					12 Months ended December 31, 2009
Brand	Revenues		Payroll		%	Revenues		Payroll		%	Revenues		Payroll		%
Bob’s	R$	75,228	R$	(14,854)	-19.7%	R$	72,104	R$	(16,656)	-23.1%	R$	78,686	R$	(18,523)	-23.5%
KFC		25,615		(5,970)	-23.3%		21,690		(5,465)	-25.2%		18,868		(4,617)	-24.5%
IRB - Pizza Hut		68,107		(12,412)	-18.2%		58,522		(11,223)	-19.2%		48,764		(10,442)	-21.4%
DOGGIS		1,299		(693)	-53.3%		2,275		(817)	-35.9%		557		(205)	—

Consolidated	R$	170,249	R$	(33,929)	-19.9%	R$	154,591	R$	(34,161)	-22.1%	R$	146,875	R$	(33,787)	-23.0%

The reduction in Payroll & Related Benefits as a percentage of Net Revenues from Own-Operated Restaurants is mainly due to the optimization of the workforce at all the brands (increased revenues with no significant rise in employees), except Doggis. Also, the increase of sales price was higher than the annual salary update. In addition, the Bob’s restaurants reduced their overall headcount and hired more temporary staff, resulting in lower labor charges and benefits payable. Bob’s restaurants also reduced the labor transportation costs from 2010 to 2011.

The decrease in Payroll & Related Benefits as a percentage of Net Revenues from Own-Operated Restaurants during 2010 was mainly due to reductions in employee transportation costs at KFC and Bob’s restaurants. This decrease was partially offset by the increase in social security charges and wages.

Restaurant Occupancy Costs

The table below sets forth the occupancy costs per brand:

	12 Months ended					12 Months ended					12 Months ended
R$’000	December 31, 2011					December 31, 2010					December 31, 2009
Brand	Revenues		Occupancy		%	Revenues		Occupancy		%	Revenues		Occupancy		%
Bob’s	R$	75,228	R$	(8,176)	-10.9%	R$	72,104	R$	(7,530)	-10.4%	R$	78,686	R$	(8,560)	-10.9%
KFC		25,615		(3,176)	-12.4%		21,690		(2,981)	-13.7%		18,868		(2,417)	-12.8%
IRB - Pizza Hut		68,107		(7,447)	-10.9%		58,522		(6,680)	-11.4%		48,764		(4,377)	-9.0%
DOGGIS		1,299		(448)	-34.5%		2,275		(489)	-21.5%		557		(92)	—

Consolidated	R$	170,249	R$	(19,247)	-11.3%	R$	154,591	R$	(17,680)	-11.4%	R$	146,875	R$	(15,446)	-10.5%

As a percentage of restaurant sales restaurant, occupancy costs were comparable from 2010 to 2011.

The increase in restaurant occupancy costs and other expenses as a percentage of Net Revenues from Own-Operated Restaurants during 2010 was mainly due to the rise in store rents as per the provisions of the rent contracts, by which rent can be increased by one of the Brazilian inflation index (IGP-M), which was 11.3% p.y during 2010. Also, one of the Pizza Hut restaurants had its rent reviewed in court and the Company had to accept a significant occupancy cost increase in order to keep the point of sale.

Contracted Services

The table below sets forth the contracted service costs per brand:

	12 Months ended					12 Months ended					12 Months ended
R$’000	December 31, 2011					December 31, 2010					December 31, 2009
Brand	Revenues		Services		%	Revenues		Services		%	Revenues		Services		%
Bob’s	R$	75,228	R$	(7,198)	-9.6%	R$	72,104	R$	(7,866)	-10.9%	R$	78,686	R$	(9,124)	-11.6%
KFC		25,615		(3,025)	-11.8%		21,690		(3,239)	-14.9%		18,868		(2,393)	-12.7%
IRB - Pizza Hut		68,107		(6,390)	-9.4%		58,522		(7,112)	-12.2%		48,764		(5,191)	-10.6%
DOGGIS		1,299		(265)	-20.4%		2,275		(317)	-13.9%		557		(60)	—

Consolidated	R$	170,249	R$	(16,878)	-9.9%	R$	154,591	R$	(18,534)	-12.0%	R$	146,875	R$	(16,768)	-11.4%

The reduction in expenses related to contracted services as a percentage of net revenues from own-operated restaurants was mainly attributable to reductions in maintenance, security and utilities costs. The decrease was partially offset by the increase in money transportation costs at stores.

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

Depreciation and Amortization

Depreciation and amortization expenses were comparable from 2010 to 2011.

Royalties Charged

The table below sets forth the contracted service costs per brand:

	12 Months ended					12 Months ended					12 Months ended
R$’000	December 31, 2011					December 31, 2010					December 31, 2009
Brand	Revenues		Royalties		%	Revenues		Royalties		%	Revenues		Royalties		%
Bob’s	R$	75,228	R$	—	0.0%	R$	72,104	R$	—	0.0%	R$	78,686	R$	—	0.0%
KFC		25,615		(1,750)	-6.8%		21,690		(1,070)	-4.9%		18,868		(555)	-2.9%
IRB - Pizza Hut		68,107		(4,450)	-6.5%		58,522		(3,892)	-6.7%		48,764		(2,982)	-6.1%
DOGGIS		1,299		(21)	-1.6%		2,275		—	0.0%		557		—	—

Consolidated	R$	170,249	R$	(6,221)	-3.7%	R$	154,591	R$	(4,962)	-3.2%	R$	146,875	R$	(3,537)	-2.4%

Bob’s has no royalties expenses since the Company owns the brand.

Increases in KFC royalties expenses were due to an agreement between the Company and YUM! (owner of KFC brand) through which the royalties were discounted on 2009 and 2010. Also, during 2010 KFC royalties were calculated based on net revenues and this method of calculation changed during 2011 when royalties begun to be charged on gross revenues. Such change derived an increase of KFC expensed royalties during 2011. Pizza Hut’s royalties figures kept constant from 2009, 2010 and 2011.

For Doggis brand, the Company has an agreement through which it will pay no royalties for the first ten stores. At the last quarter of 2011, the Company through its franchisees was operating 15 Doggis’ point of sales and, as a consequence, started to pay royalty fees after exceeding ten open stores.

Other Store Costs and Expenses

Other store costs and expenses expressed as a percentage of Net revenues from own-operated restaurants increased from the twelve months ended December 31, 2010 to the same period ended December 30 , 2011 mainly due to non-recurring charges related to Rock in Rio Festival. In addition, the company had an increase in cleaning and consumed material in order to comply to new rules of Brazilian Health Authorities.

Other store costs and expenses expressed as a percentage of net revenues from own-operated restaurants stayed at almost the same level during 2010 and 2009.

Franchise Costs and Expenses

As a percentage of Total Revenues, Franchise costs and expenses were (5.2%), (5.2%) and (4.7%) for the years ended December 31, 2011, 2010 and 2009, respectively.

Analyzed as a segment (franchise operations), franchise costs and expenses had the following behavior against net franchise revenues:

R$ 000’	12 Months Ended 31-Dec-11%			12 Months Ended 31-Dec-10%			12 Months Ended 31-Dec-09
Revenues	R$	35,223	100.0%	R$	28,386	100.0%	R$	24,647	100.0%
Payroll & Related Benefits		(6,938)	-19.7%		(6,696)	-23.6%		(5,393)	-21.9%
Occupancy expenses		(1,107)	-3.1%		(796)	-2.8%		(709)	-2.9%
Travel expenses		(1,294)	-3.7%		(1,137)	-4.0%		(784)	-3.2%
Contracted Services		(1,291)	-3.7%		(976)	-3.4%		(715)	-2.9%
Other franchise cost and expenses		(1,074)	-3.0%		(1,113)	-3.9%		(1,018)	-4.1%

Total franchise cost and expenses		(11,704)	-33.2%		(10,718)	-37.8%		(8,619)	-35.0%

Operating margin	R$	23,519	66.8%	R$	17,668	62.2%	R$	16,028	65.0%

The increases in 2009 and 2010 are attributable to the growth of the franchise business and the consequent need to expand its infrastructure. Accordingly, the franchise department took on new staff and its payroll increased as a result. In 2010, the Company also paid a higher bonus to its franchise department employees.

From 2010 to 2011, the Company managed to increase its Franchise Revenues keeping its franchise department almost at the same size. Accordingly, there was an optimization of franchise expenses during 2011, since franchise revenues had a greater growth in the same period. The rise in the number of employees also led to increased occupancy costs and transportation expenses in 2010 and 2011.

Marketing, General and Administrative and Other Expenses

Marketing expenses

Bob’s Brand

According to our franchise agreements, the Bob’s marketing fund dedicated to advertising and promotion is comprised of financial contributions paid by the franchisees and own-operated restaurants. The Company manages the fund which must be used in the common interest of the Bob’s chain, through the best efforts of our marketing department to increase restaurant sales.

The marketing amounts due from franchisees are billed monthly and recorded on an accrual basis. A corresponding amount is recorded as a liability.

In general, Bob’s franchisees monthly contribute with 4.0% of their monthly gross sales to the Bob’s marketing fund. Since 2006, we have also contributed 4.0% of our gross sales from own-operated restaurant monthly gross sales (sales derived from special events are not subject to such contribution). These contributions can be deducted from our marketing department expenses if previously agreed with our franchisees. However, total marketing investments may be greater than 4.0% of combined sales if a supplier makes an extra contribution (joint marketing programs) or if we use more of our own resources on marketing, advertising and promotions.

We primarily invest the Bob’s marketing fund resources in nationwide advertising programs (commercials or sponsorship on TV, radio and outdoors). Our franchisees may also invest directly in advertising and promotions for their own stores, upon previous consent from us.

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

The balance of any resources from the marketing fund that was not spent is recognized as accrued accounts payable and totaled R$3.1 million as of December 30, 2011 (R$7.8 million as of December 31, 2010). This balance represents contributions made by Venbo and franchisees that have not yet been used in campaigns.

The marketing fund expenses on advertising and promotions are recognized as incurred. Total marketing investments financed by the marketing fund amounted to R$38.8 million, R$19.9 million and R$19.3 million for the twelve-month periods ended December 31, 2011, 2010 and 2009, respectively.

KFC and Pizza Hut Brands

We contribute 0.5% of KFC’s and Pizza Hut’s monthly net sales into a marketing fund managed by YUM! Brands - Brazil. In addition, the Company is also committed to investing 5.0% of KFC’s and Pizza Hut’s monthly net sales in local marketing and advertising.

The marketing expenses on KFC and Pizza Hut advertising and promotions are recognized as incurred and amounted R$5.3 million, R$ 4.7 million and R$3.6 million for the twelve-month periods ended December 31, 2011, 2010 and 2009, respectively.

Doggis Brand

We are committed to invest at least 4% of the Doggis restaurant sales in local marketing expenses. There is no contribution to a marketing fund.

Local marketing expenses on Doggis advertising and promotions are recognized as incurred and amounted R$0.1 million, R$0.3 million and R$0.2 million for the twelve-month periods ended December 2011, 2010 and 2009.

As a percentage of total revenues, marketing department expenses were approximately (2.1%), (2.5%) and (2.2%) for the twelve months ended December 31, 2011, 2010 and 2009, respectively.

General and Administrative Expenses

General and Administrative Expenses as a percentage of Total revenues were (14.1%), for the twelve months ended December 31, 2011, (13.6%) for the twelve months ended December 30, 2010 and (11.5%), for the twelve months ended December 31, 2009.

The following table sets forth the breakdown of General and Administrative Expenses:

R$ 000’	Year Ended December 31,
	2011	2010	2009
Payroll & Related Benefits	12,547	12,328	9,575
Occupancy expenses	1,664	1,378	2,182
Legal, accounting and consulting	10,264	7,948	4,714
Maintenance Expenses	889	869	337
IT Expenses	1,057	1,045	705
Travel and transport expenses	1,817	940	1,021
Bank Charges	191	460	410
Other Administrative Expenses	3,564	3,106	2,354

	31,993	28,074	21,298

Administrative expenses increase from 2010 to 2011 is attributable to increase of costs related to personnel and to non-recurring consulting expenses related to:

•	consulting fees aimed at the improving administrative processes;

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

The increase in administrative expenses observed in 2010 is attributable to: (i) costs of hiring personnel, consult expenses (human resources, accounting and other), investments in improving processes and other and infrastructure developments in order to support our expansion, (ii) legal expenses related to advice and procedures regarding marketing campaigns, franchise agreements and other administrative matters, and (iii) higher expenses related to improvements on computer systems and accounting services.

Other Operating Expenses

Other operating expenses are mainly comprised of uncollectible receivables, depreciation, preopening and non recurring expenses. Other operating expenses expressed as a percentage of Total revenues were (2.9%), for the twelve months ended December 31, 2011, (3.7%) for the twelve months ended December 30, 2010 and (2.7%), for the twelve months ended December 31, 2009.

The following table sets forth the breakdown of Other Operating Expenses:

	December 31,
R$’000	2011		2010		2009
Uncollectable receivables		(940)		939		502
Logistics expenses		3,095		—		—
Accruals for contingencies - labor		2,156		4,138		443
Accruals for contingencies - tax		989		—		—
Depreciation of Headquarters’ fixed assets		1,429		1,302		1,404
Preoperating and other expenses		908		1,265		2,647

	R$	7,637	R$	7,644	R$	4,996

During the first semester of 2011 the Company paid out one-time expenses in the amount of R$3.1 million to cover momentary shortfalls in the distribution of raw materials to point of sales located at distant areas in the north and mid-west of Brazil, which are hard to manage and have high logistics costs. In order to improve its logistics system, the Company changed its logistics operator from Luft-FBD to Martin Brauwer, which started operations in the beginning of the second quarter of 2011.

Also during the first quarter of 2011, the Company received approximately R$900,000 of receivables which were previously written-off and expensed as uncollectible. Therefore, as of September 30, 2011 this amount was computed as a gain, reversing the doubtful receivable expenses incurred in the period. This reflects the actions the Company is taking related to collection of past due accounts such as: outsourcing the collection process of delinquent debtors and renegotiation of past receivables with franchisees.

As discussed at note 12 of the consolidated financial statements, during the third quarter of 2011, the Brazilian government consolidated the Company’s tax liability as per the forth tax amnesty program. The Company disagreed with such consolidation and is filing an administrative appeal to the Brazilian Internal Revenue Service to have the calculations for the tax debt financing program reviewed. At this point in time, the Company cannot estimate what the outcome of this claim will be, accordingly the liability relating to the taxes amnesty program has been raised in R$1.3 million, with a counterpart in accrual for contingencies account. This amount was partially offset by tax credits of approximately R$540,000.

During 2010, the Company and its legal advisors reviewed its labor and other contingencies and these reviews derived non-recurring charges of approximately R$2.9 million in its income statement. Legal advisors’ review was preponderantly a reclassification of likelihood of loss on some contingencies. In addition, Company agreed to pay R$0.7 million regarding a claim from the Rio de Janeiro municipality related to an additional charge to one of Venbo’s property Urban Property Tax (IPTU).

Impairment of Assets and Net Result of Assets Sold

The Company usually reviews its fixed and intangible assets for impairment in accordance with the Impairment or Disposal of Long-Lived Assets Subsections of Subtopic 360-10 and 350-30 of the FASB ASC, which require that an impairment loss shall be recognized if the carrying amount of a fixed or an intangible asset is not recoverable and its carrying amount exceeds its fair value. Also, that guidance requires long-lived assets being disposed to be measured at either the carrying amount or the fair value less cost to sell, whichever is lower.

During 2011, our review in accordance with such guidance derived charge in the amount of R$1,883,000 to the income statement. The breakdown of impairment charge is as follows:

Brand	Impairment amount in R$ 000’
KFC	605
Pizza Hut	205
Bob’s	165
Doggis’	908

Total	1,883

Doggis’ brand impairment charges represented a significant portion of the Company’s long lived assets allocated to such brand. As discussed previously in this report, during 2011, the Company reviewed its strategy of Doggis Business and converted all of its own-operated stores to franchisees. Accordingly, the significant impairment charges of Doggis’ brand reflects the review of future cash flows considering this new scenario.

During the years ended December 31, 2009 and 2010, our review in accordance with such guidance derived no charge to the income statement.

During 2010, the Company sold seven of its eight properties obtaining a non-recurring gain of approximately R$5.4 million. We expect to sell the remaining property during 2012 with additional gain of approximately R$1.7 million (see note 19.b to Consolidated Financial Statements). Seven of those sold properties operate under the Bob’s brand (three own-operated stores and four stores operated by franchisees) and one store operated by third party not related the Company’s brands. The sale transaction only included the buildings and improvements on it and did not include either the operating assets or the operation of the stores. Therefore, after the sale of the properties, the Company kept on operating its stores as usual, as did the franchisees. This transaction will enable the company to reduce its debt and permit the management to focus its attention on the core restaurant operations.

Also, during the year of 2010, the Company sold the operating fixed assets of two Bob’s and one KFC stores to franchisees, resulting in another non-recurring gain of approximately R$1.2 million.

INTEREST EXPENSES AND INCOME TAX

Interest Expenses, net

The improvement of Interest results is mainly due to the decrease of Company’s indebtedness and due to the improvement of Company’s working capital.

The decrease of interest expenses as a percentage of total revenues from 2009 to 2010 was mainly due to lower interest rates in 2010 and also due to a decrease of Company’s overall level of indebtedness.

INCOME TAXES

Venbo, CFK, DGS and IRB have substantial tax loss carryforward derived from its past negative operating results. Each of these subsidiaries is represented by a separate entity for Brazilian tax purposes.

The Company yearly reviews the projections of the taxable results for each of its subsidiaries and, accordingly, adjusts its consolidated deferred income tax assets. Such review derived consolidated negative impact in our income statement of R$1.6 in 2010. Increases during 2011 are attributable to the complement of the valuation allowance on Venbo’s income tax credits in connection to the consolidation of the tax amnesty program, as discussed at notes 11 and 12.

During the year of 2009, although, our forecasts still indicate that future operating results would provide taxable income at its subsidiaries, the review of its deferred income taxes derived no adjustment to its income statements.

The deferred income tax liability is computed on the not received portion of gain related to properties sales and amount approximately R$1.3 million (R$2.4 million in 2010).

LIQUIDITY AND CAPITAL RESOURCES

(Amounts in Brazilian Reais, unless otherwise stated)

A)	Introduction

Since March 1996, we have funded our cumulative operating losses of approximately R$16.1 million and made acquisitions of businesses and capital improvements (including the refurbishment of some of the Company’s stores), for which we used cash remaining at the closure of our acquisition of Venbo, borrowed funds from various sources, and made private placements of our securities. As of December 31, 2011, we had cash on hand of approximately R$19.4 million - which included a R$15.2 million investment in cash equivalent - and a working capital of approximately R$16.9 million.

In the past, debts denominated in any other currency than Brazilian Reais increased with the major devaluation of the Brazilian Real at the beginning of 1999. A sequence of years with reduced sales, mainly due to the weak economic environment in Brazil, worsened the situation and we were not able to pay some of our obligations, including taxes. In the following years the payment of taxes in arrears was renegotiated with levels of Brazilian government so they could be paid off in monthly installments.

With the improvement of the Brazilian economy since 2002, our total revenues have increased and, joined to a capital injection of R$9.0 million, we have started to reduce our debt position. In 2003 we rescheduled much of the debt to long term. The continued improvement of sales led us to (i) drastically reduce our debts with financial institutions in 2005; and (ii) extinguish those debts and reverse its financial position to present time deposits with financial institutions at the end of 2006. The improved collection rate from our franchisees, commencing in 2005, also strengthened our current assets. In 2007 and the first three quarters of 2008, we maintained this positive scenario and recorded positive working capital.

Since the last quarter of 2008, when we increased our bank debt position in order to fund the acquisition of IRB, the expansion of the KFC stores and the startup of the Doggis brand, these transactions brought the Company’s working capital back into negative territory. After a sequence of positive results (operating income in the years of 2009, 2010 and 2011) the Company returned to positive working capital.

For the year ended December 31, 2011, we had net cash provided by operating activities of R$5.7 million (R$16.4 million in 2010), net cash used in investing activities of R$4.3 million (R$1.1 million in 2010) and net cash provided by financing activities of R$3.2 million (used R$11.8 million in 2010). Net cash used in investing activities was primarily the result of Company’s investment in property and equipment to improve Company’s retail operations, mainly setting up new own-operated KFC and Pizza Hut stores. Net cash used in financing activities was mainly the result of repayments of borrowings from financial institutions to fund the IRB acquisition.

We have also invested approximately R$2.1 million in the financial market, re-purchasing 335,165 shares that had gained considerable value in the over-the-counter market where they are negotiated.

We have had a policy of retaining future earnings for the development of our business. Today, our dividend policy is subject to the discretion of the Board of Directors and depends upon a number of factors, including future earnings, financial condition, cash requirements, and general business conditions. Each year, the Board of Directors discusses our profits distribution while considering our investment programs.

Although in 2008 and 2010 our Board of Directors decided to distribute cash dividends to our shareholders by virtue of our successful reorganization and increased operational margins, in 2009 and 2011 there were no dividends paid.

B)	Debt Obligation - financial institutions

As of December 31 2011, we had the following debt obligations with financial institutions:

R$ 000’	December 31,
	2011		2010
Revolving lines of credit (a)	R$	16,054	R$	12,386
Leasing facilities (b)		—		364
Other loan (c)		537		1,329

		16,591		14,079
Less: current portion		(11,523)		(12,972)

	R$	5,068	R$	1,107

At December 31, 2011, future maturities of notes payable were as follows:

R$ 000’
2012	R$	11,523
2013		1,734
2014		1,734
2015		1,600

	R$	14,592

(a)	Part of this debt (R$9.8 million) is due on demand from two Brazilian financial institutions at interest of approximately 16.2%p.y. Another portion (R$6.1 million) is payable in different terms to two Brazilian financial institutions. The first of them is payable in 13 installments of R$85,000 (ending on January, 2013), plus interests of 15.5%p.y. The second one is payable in 54 installments of R$92,600 (commencing on June 2012 and ending on November, 2016), plus interests of 15.5%p.y. All debts of this category are collateralized by certain officers and receivables.

(b)	The debt was comprised of a lease facility with one private Brazilian institution for the funding of store equipment; final repayment was in October, 2011.

(c)	Other loan was mainly comprised of a loan taken out with UBS Pactual related to the acquisition of the Pizza Hut business in Brazil. This debt was fully repaid during 2011. The remaining debt is comprised of equipment financing with a Brazilian Government Bank (BNDES) and is due in 48 installments, with interests of 12.3% a.a.

The carrying amount of notes payable approximates fair value at December 31, 2011 because they are at market interest rates.

C)	Debt Obligation - taxes

Over the past ten years, the Brazilian government has launched four amnesty programs for domestic companies to pay off tax in arrears. To apply to each program, the companies had to abandon any litigation that they may have started against the Brazilian government, and to take on the liability under dispute in such litigation. In exchange the amnesty programs guaranteed discounts of these tax debts and gave companies the opportunity to pay these debts at low interest rates over periods of time that could exceed ten years.

Venbo had outstanding tax debts from 1999, 2000 and 2002 and, as a consequence, applied for the four amnesty programs. Venbo’s administration believed that the government had incorrectly calculated its tax liabilities in each of the amnesty program, and until September 2009 Venbo had been discussing this matter with the Brazilian government on an administrative level.

Venbo enrolled in the fourth and last amnesty program in September 2009 (the “REFIS IV program”). Its aim was to take the original debts from the previous programs, update these debts by the Brazilian Federal Bank base interest rate, and deduct the payments made during the previous programs. The Brazilian government took two years to make this calculation. At the end of September 2011, the Brazilian government announced that Venbo’s consolidated tax debt was approximately R$22.4 million. Since the amnesty program allowed income tax credits to reduce the debt, Venbo was able to reduce its tax debts by the R$11.1 million it had in income tax credits.

Venbo disagrees with the amount calculated by the Brazilian government in September 2011. Venbo believes that the Brazilian government did not consider the payments made during the prior amnesty programs, which totaled R$10.4 million. According to Venbo’s records, Venbo should owe R$4.2 million after the income tax credits are included in the account.

Venbo has decided to file an administrative appeal to the Brazilian Internal Revenue Service to have the calculations for the REFIS IV program reviewed. At this time, Venbo cannot estimate what the outcome of this claim will be and whether it will be able to reduce the liability to the amount it believes it owes.

These circumstances have the following impact on the company’s consolidated financial statements:

•	the liability relating to the financing of taxes, previously stated at R$10.0 million, has been raised to R$11.3 million, with a counterpart in other operating expenses, in the income statement;

•	the portion of the liability described above which Venbo is disputing has been reclassified from the reassessed taxes account to a contingency account;

•	as described above, Venbo’s total income tax credits that were used up when the debt was consolidated was R$11.3 million;

According to the REFIS IV program, Venbo will pay 157 monthly installments of approximately R$47,300, 30 monthly installments of approximately R$111,700 and 5 monthly installments of approximately R$2,700, which commenced in January 2012 with interest accruing at rates set by the Brazilian federal government, which is currently 10.5%.

During the twelve months ended December 31, 2011, the Company paid approximately R$1.9 million (R$1.4 million in the same period of 2010) in anticipation to REFIS IV program. These payments were deducted from the consolidated debt.

D)	Other Obligations

We also have long-term contractual obligations in the form of operating lease obligations related to the Company’s own-operated stores.

The future minimum lease payments under those obligations with initial or remaining noncancelable lease terms in excess of one year at December 31, 2011 are as follows:

R$’000
Fiscal Year	Contractual Leases
2012	17,458
2013	13,164
2014	11,238
2015	5,578
2016	3,910
Thereafter	8,382

Total	59,730

Rent expense was R$17.4 million for the year ended December 31, 2011 (R$16.3 million in 2010).

Our capital expenditures for fiscal year 2011 were approximately R$9.2 million. We require capital primarily for the improvement of our owned and operated points of sale. Currently, all our owned-operated retail outlets are located in leased facilities. Our land and building operational leases are generally written for terms of five years with one or more five-year renewal options.

In the past, we generated cash and obtained financing sufficient to meet our debt obligations. We plan to fund our current debt obligations mainly through cash provided by our operations, borrowings and capital injections.

The average cost of opening a retail outlet is approximately R$200,000 to R$2,000,000 including leasehold improvements, equipment and beginning inventory, as well as expenses for store design, site selection, lease negotiation, construction supervision and the obtainment of permits.

We estimate that our capital expenditure for the fiscal year of 2012 will be used for maintaining and upgrading our current restaurant network, making new investments in restaurant equipment, and expanding the KFC, Pizza Hut and Doggis chains in Brazil through own-operated stores, will come to approximately R$15.3 million. In 2012, we intend to focus our efforts on expanding both the number of our franchisees and the number of our franchised retail outlets, neither of which are expected to require significant capital expenditure. In addition, the expansion will provide income derived from initial fees charged on new franchised locations.

As discussed above, we have contractual obligations in different forms. The following table summarizes our contractual obligations and financial commitments, as well as their aggregate maturities.

R$’000
Fiscal Year	Contractual Leases	Financial Debt	Fiscal Debt	Total
2012	17,458	11,523	1,940	28,922
2013	13,164	1,734	1,940	16,838
2014	11,238	1,734	1,940	14,912
2015	5,578	1,600	1,940	9,118
2016	3,910	—	1,940	5,850
Thereafter	8,382	—	1,078	9,460

Total	59,730	16,591	10,778	85,100

Lease obligations are usually adjusted to keep in line with inflation, which is currently at 5.1% p.y. Fiscal debts are payable with interest, the rates of which are discussed in letter C above. All the amounts disclosed in the previous tables include interest incurred up to December 31, 2011 on an accrual basis.

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

•	the continuation of motivational programs and menu expansion to meet consumer needs and wishes;

•	the improvement and upgrading of our IT system; and

•	negotiations with suppliers to obtain significant agreements in long-term supply contracts;

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

We annually review our financial reporting and disclosure practices and accounting policies to ensure that they provide accurate and transparent information relative to the current economic and business environment. We believe that of all our significant accounting policies (see Notes to Consolidated Financial Statements or summary of significant accounting policies disclosed more fully described in pages F-8 through F-51), the following involve a higher degree of judgment and/or complexity.

Foreign currency

Assets and liabilities recorded in functional currencies other than Brazilian Reais are translated into Brazilian Reais at the prevailing exchange rate as reported by the Central Bank of Brazil as of the balance sheet date. Revenues and expenses are translated at the weighted-average exchange rates for the year. The resulting translation adjustments are recognized in other comprehensive income. Gains or losses from foreign currency transactions, such as those resulting from the settlement of receivables or payables denominated in foreign currency, are recognized in the consolidated statement of operations as they occur.

Accounts receivable

Accounts receivable consist primarily of receivables from food sales, franchise royalties and assets sold to franchisees.

As of December 31, 2011 the Company has approximately 246 franchisees that operate approximately 813 points of sales. A few of them may undergo financial difficulties in the course of their business and may therefore fail to pay their monthly royalty fees.

In July 2010, the FASB issued ASU 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (ASU 2010-20), which significantly increases disclosures about credit quality of financing receivables and the allowance for credit losses, and requires disclosures to be made at a greater level of disaggregation. The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. The adoption of this guidance in 2011 only resulted in increased disclosures related to the Company’s notes receivable.

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

In addition, the Company recognizes an allowance for doubtful receivables to cover any amounts that may be unrecoverable based upon an analysis of the Company’s prior collection experience, customer creditworthiness and current economic trends. After all attempts to collect a receivable have failed, the receivable is written off against this allowance.

Despite writing-off those receivables on the accounting books or recording an allowance for doubtful accounts, the finance department keeps records of all uncollected receivables from franchisees for purposes of commercial negotiations.

When a franchisee has past due accounts due to unpaid royalty fees, the Company may reassess such debts with the franchisee and collect them in installments. The Company may also intermediate the sale of the franchise business to another franchisee (new or owner of another franchised store) and reschedule such accounts receivable as part of the purchase price. When either kind of agreement is reached and collectability of the past due amounts is reasonably assured, the Company records these amounts as “Franchisees - renegotiated past due accounts.”

Impairment or Disposal of Long-lived assets

The Company adopted guidance on the impairment or disposal of long-lived assets in the FASB ASC Topics Property Plant and Equipment and Intangibles Other than Goodwill, which require an impairment loss shall be recognized if the carrying amount of a long-lived asset is not recoverable and its carrying amount exceeds its fair value. Also, such guidance require that long-lived assets being disposed of be measured at either the carrying amount or the fair value less cost to sell, whichever is lower, whether reported in continuing operations or in discontinued operations.

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

For purposes of impairment testing for our long-lived assets, we have concluded that an individual point of sale is the lowest level of independent cash flows. The Company reviews long-lived assets of such individual point of sales (primarily Property & Equipment and allocated intangible assets subject to amortization) that are currently operating annually for impairment, or whenever events or changes in circumstances indicate that the carrying amount of a point of sale may not be recoverable. The Company evaluates recoverability based on the point of sale’s forecasted undiscounted cash flows, which incorporate the best estimate of sales growth and margin improvement based upon our plans for the unit and actual results at comparable point of sales. For point of sales’ assets that are deemed to not be recoverable, we write down the impaired point of sale to its estimated fair value. Key assumptions in the determination of fair value are the future discounted cash flows of the point of sales. The discount rate used in the fair value calculation is our estimate of the Company’s weighted average cost of capital. Estimates of future cash flows are highly subjective judgments and can be significantly impacted by changes in the business or economic conditions.

Revenue recognition

Restaurant sales revenue is recognized when a purchase in the store is completed.

Initial franchise fee revenue is recognized when all material services and conditions relating to the franchise have been substantially performed or satisfied which normally occurs when the restaurant is opened. Monthly royalty fees equivalent to a percentage of the franchisees’ gross sales are recognized in the month when they are earned.

The Company settles agreements with beverage and food suppliers and for each product, the Company negotiates a monthly performance bonus which will depend on the product sales volume to its chains (including both own-operated and franchise operated). The performance bonus, or vendor bonuses, can be paid monthly or in advance (estimated), depending on the agreement terms negotiated with each supplier. The performance bonus is recognized as a credit in the Company’s income statement (under “revenues from trade partners”). Such revenue is recorded when cash from vendors is received, since there is a great difficulty in estimating the receivable amount and significant doubts about its collectability exists until the vendor agrees with the exact bonus amounts.

When a vendor bonus is received in advance in cash, it is recognized as deferred income and is charged to income on a straight line basis over the term of the related trade partner agreement on a monthly basis. Income from performance bonus is only possible because the number of restaurants that operate throughout Brazil under the prestigious brands, especially Bob’s, franchised by us represents an excellent channel for suppliers to increase their sales.

Income obtained by lease of any of the Company’s properties, by administration fees on marketing fund and nonrecurring gains are recognized as other income when earned and deemed realizable.

The relationship between the Company and each of its franchisees is legally bound by a formal contract, where each franchisee agrees to pay monthly royalty fees equivalent to a percentage of its gross sales. The formal contract and the franchisees’ sales (as a consequence of their business) meet three of the four revenue recognition requirements:

•	Persuasive evidence that an arrangement exists — the contract is signed by the franchisee;

•	Delivery has occurred or services have been rendered — franchisee sales are the basis of royalty revenues;

•	The seller’s price to the buyer is fixed or determinable — the contract states that royalties are a percentage of the franchisee’s gross sales;

The Company also meets the fourth requirement for revenue recognition (Collectability is reasonably assured) when recording its revenues. If a franchisee fails to pay its invoices for more than six months in a row, the Company does not stop invoicing the contracted amounts. However, in such cases the Company offsets any additional invoiced amounts with a corresponding full allowance for doubtful accounts.

Marketing fund and expenses

Bob’s Brand

According to our franchise agreements, the Bob’s marketing fund dedicated to advertising and promotion is comprised of financial contributions paid by the franchisees and own-operated restaurants. The Company manages the fund which must be used in the common interest of the Bob’s chain, through the best efforts of our marketing department to increase restaurant sales.

The marketing amounts due from franchisees are billed monthly and recorded on an accrual basis. A corresponding amount is recorded as a liability.

In general, Bob’s franchisees contribute monthly with 4.0% of their monthly gross sales to the Bob’s marketing fund. Since 2006, we have also contributed 4.0% of our gross sales from own-operated restaurant monthly gross sales (sales derived from special events are not subject to such contribution). These contributions can be deducted from our marketing department expenses if previously agreed with our franchisees. However, total marketing investments may be greater than 4.0% of combined sales if a supplier makes an extra contribution (joint marketing programs) or if we use more of our own resources on marketing, advertising and promotions.

We primarily invest the Bob’s marketing fund resources in nationwide advertising programs (commercials or sponsorship on TV, radio and outdoors). Our franchisees may also invest directly in advertising and promotions for their own stores, upon previous consent from us.

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

The balance of any resources from the marketing fund that was not spent is recognized as accrued accounts payable and represents contributions made by Venbo and franchisees that have not yet been used in campaigns.

The marketing fund expenses on advertising and promotions are recognized as incurred.

KFC and Pizza Hut Brands

We contribute 0.5% of KFC’s and Pizza Hut’s monthly net sales into a marketing fund managed by YUM! Brands—Brazil. In addition, the Company is also committed to investing 5.0% of KFC’s and Pizza Hut’s monthly net sales in local marketing and advertising.

Doggis Brand

We are committed to invest at least 4% of the Doggis restaurant sales in local marketing expenses. There is no contribution to a marketing fund. Local marketing expenses on Doggis advertising and promotions are recognized as incurred.

Income taxes

The Company accounts for income tax in accordance with guidance provided by the FASC ASC on Accounting for Income Tax. Under the asset and liability method set out in this guidance, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities on the financial statements and their respective tax basis and operating loss carry-forwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The valuation allowance reflects the Company’s assessment of the likelihood of realizing the net deferred tax assets in view of current operations and is comprised of tax loss carryfowards held by the Company through the portion of its subsidiaries’ tax losses which are greater than the respective projected taxable income.

Under the above-referred guidance, the effect of a change in tax rates or deferred tax assets and liabilities is recognized in income in the period they are enacted.

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

NEW ACCOUNTING STANDARDS

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on its financial position, and to allow investors to better compare financial statements prepared under U.S. GAAP with financial statements prepared under International Financial Reporting Standards (IFRS). The new standards are effective for annual periods beginning January 1, 2013, and interim periods within those annual periods. Retrospective application is required. The Company will implement the provisions of ASU 2011-11 as of January 1, 2013.

In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This ASU permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two-step impairment test. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company will implement the provisions of ASU 2011-08 as of January 1, 2012.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Under this ASU, an entity will have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. The ASU eliminates the option in U.S. GAAP to present other comprehensive income in the statement of changes in equity. An entity should apply the ASU retrospectively. In December 2011, the FASB decided to defer the effective date of those changes in ASU 2011-05 that relate only to the presentation of reclassification adjustments in the statement of income by issuing ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive income in Accounting Standards Update 2011-05. ASU 2011-05 is effective for the Company in its first quarter of fiscal 2012 and will be applied retrospectively. The Company currently believes there will be no significant impact on its consolidated financial statements as a result of adopting this stand.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The new standards do not extend the use of fair value but, rather, provide guidance about how fair value should be applied where it already is required or permitted under IFRS or U.S. GAAP. For U.S. GAAP, most of the changes are clarifications of existing guidance or wording changes to align with IFRS. ASU 2011-04 is effective for the Company in its first quarter of fiscal 2012 and will be applied prospectively. The Company is currently evaluating the impact of adopting ASU 2011-04, but currently believes there will be no significant impact on its consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28, Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts, a consensus of the FASB Emerging Issues Task Force (Issue No. 10-A). ASU 2010-28 modifies Step 1 of the goodwill impairment test under ASC Topic 350 for reporting units with zero or negative carrying amounts to require an entity to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are adverse qualitative factors in determining whether an interim goodwill impairment test between annual test dates is necessary. The Company expects that the adoption of ASU 2010-28 in 2012 will not have a material impact on its consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update (ASU) 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (EITF Issue No. 08-1, “Revenue Arrangements with Multiple Deliverables”). ASU 2009-13 amends FASB ASC Subtopic 605-25, Revenue Recognition — Multiple-Element Arrangements, to eliminate the requirement that all undelivered elements have vendor specific objective evidence of selling price (VSOE) or third party evidence of selling price (TPE) before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered. In the absence of VSOE and TPE for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. The overall arrangement fee will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. Application of the “residual method” of allocating an overall arrangement fee between delivered and undelivered elements will no longer be permitted upon adoption of ASU 2009-13. Additionally, the new guidance will require entities to disclose more information about their multiple-element revenue arrangements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of ASU 2009-13 in 2011 did not have an effect on the Company’s consolidated financial statements.

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

We had a R$14.0 million variable-rate (CDI-based interest) debt outstanding at December 31, 2011, and R$14.7 million outstanding at December 31, 2010. Based on these outstanding amounts, a 100 basis point change in interest rates would raise our interest expense by approximately $0.2 million at December, 2011 and 2010. Whenever possible, we make every effort to protect our revenues from foreign currency exchange risks by periodically adjusting our selling prices in Reais.

We are not engaged in trading market risk-sensitive instruments or purchasing hedging instruments or “other than trading” instruments that are likely to expose us to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. Our primary market risk exposures are those relating to interest rate fluctuations and possible devaluations of the Brazilian currency. In particular, a change in Brazilian interest rates would affect the rates at which we could borrow funds under our several credit facilities with Brazilian banks and financial institutions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Index to Financial Statements that appears on page F-1 of this Annual Report on Form 10-K. The Report of Independent Registered Public Accounting Firm, the Financial Statements and the Notes of Financial Statements, listed in the Index to Financial Statements, which appear beginning on page F-2 of this Annual Report on Form 10-K, are incorporated by reference into this Item 8.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 added to the Sarbanes-Oxley Act of 2002 a Section 404(c) which provides an exemption for non-accelerated filers and smaller reporting companies from including an attestation report of their independent auditor on internal controls over financial reporting for fiscal years ending before June 15, 2010. Such attestation report was previously required pursuant to Section 404 of Sarbanes Oxley Act of 2002.

The Security Exchange Commission defines a non-accelerated filer as a company that has a public float consisting of the market value of a company’s aggregate shares of common stock held by non-affiliates as of the end of the second quarter in the reporting year of less than $75 million. Considering the public float of the company on June 30, 2011, our Company is deemed a smaller reporting company, in strict conformity with the average market price of shares and the number of shares outstanding on those dates, as follows:

Shares outstanding on June 30, 2011	8,129,437
Shares held by affiliates	5,719,586

Shares held by non-affiliates	2,409,851
Closing Price on June 30, 2011	$13.39
Public Float	$32,267,904.89

Given the expansion of our group and the growing complexity of our activities in the multi-brand concept, the management decided to discuss below some actions and plans which are in course aiming the improvement of internal controls.

1.	Our activities are essentially focused on the operation of our restaurants and on the revenues provided by our franchisees. Concerning the restaurants (both own operated and operated by franchisees) the main controls of the food service for our clients are performed by the trained employees that operate the stores and by a local computer software (Degust) that registers all transactions, food, currency and tax records. All other backoffice operations are processed in a Enterprise Resource Planning (“ERP”) called Protheus, which is used for our accounting books.

2.	During 2010, we contracted an independent consultant to analyze and prepare a complete study of our IT area. This study ended in March 2011 and concluded that the company is currently well prepared in terms of IT process and systems, but it is necessary to increase investments to attend our growth plan. The company is committed to meet this requirement, including the upgrade of our ERP system.

3.	Since 2011, the company is increasing its investments to improve our internal controls and compliance systems in order to support the expansion of our business and the complexity related to such growth. In connection to this concern, we are contracting an independent consulting firm with expertise in internal process. We are expecting that during 2012 our internal controls and compliance system process will have been improved, as result of the work of such consultancy.

4.	We outsourced our accounting and tax activities to Mazars, a multinational outsourcing firm with expertise in local tax requirement, Brazilian and US GAAP. Mazars begun to take care of our accounting services in January, 2010. Only our Pizza Hut subsidiary (IRB), has its accounting books prepared by ADDCONT, a Brazilian accounting firm that was in charge of these services at IRB for several years before our acquisition.

In October 2011, we also outsourced our payroll and account payable activities to Mazars in order to have more synergy with the accounting process. Such change has given us the chance to focus on our strategic activities. We keep our treasury and cash decisions managed and performed by our internal team.

5.	We are strengthening the process of expanding our point of sales which will have an important role in the development of the franchise operation of KFC and Doggis chains. We improved our methods for selecting franchisees and for the selection of areas to open new points of sales. These procedures are the basis of growing our revenues in the next years and at the same time will increase the franchise operation controls.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2011, the end of the period covered by this Annual Report on Form 10-K, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Based upon the foregoing evaluation as of December 31, 2011, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and operating as of December 31, 2011, to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management understands that the set of internal controls applicable to restaurant operations provides us reasonable trust on their performance, aligned with the best practices observed in the Brazilian food service market. Central support to stores is improving along the years adapting the best systems and methods that local suppliers offer for these activities in Brazil. At the same time our management has concluded that our internal control over financial reporting was effective as of December 31, 2011 and provides reasonable assurance regarding the reliability of financial reporting and for the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. The results of management’s assessments were reviewed with the Audit Committee of our Board of directors. Management believes that the improvements we are pursuing through the implementation of the business process redesign project will comply with Sarbanes Oxley 404 rule, in order to be able to report according to this regulation when the market cap threshold will be achieved.

This annual report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting. Management’s report on internal control over financial reporting was not subject to attestation by our registered public accounting firm pursuant to a permanent exemption from the auditor’s attestation requirement provided by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 that requires the company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2011, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for the matters mentioned above.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Currently, our Board of Directors (the “Board”) is composed of five directors. Certain biographical information regarding our directors is set forth below.

Name	Age	Position and Offices Presently Held	Director Since
Guillermo Hector Pisano	73	Chairman	2002
Gilberto Tomazoni	52	Director	2010
Gustavo Alberto Villela Filho	65	Director	2007
Marcos Gouvêa de Souza	64	Director	2009
Marcos Rocha	48	Director	2009

Guillermo Hector Pisano has served as one of our directors since 2002 and is currently the Chairman of the Board of Directors. Mr. Pisano was Vice President of UAP do Brasil, the Brazilian agency of the French Insurance Company, from 1988 to 1996, Chief Financial Officer of RACIMEC, a Brazilian Industrial Computer Society, from 1983 to 1988, and Chief Executive Officer of CGA do Brasil, a French manufacturer of automation technology, from 1978 to 1982. Mr. Pisano also held a variety of positions from 1965 to 1978 with Thomson CSF, which is a French communications and radar manufacturer, in Argentina and in Brazil, where he was also the Chief Financial Officer. Mr. Pisano is an electronics engineer and has a degree from the National University of Buenos Aires, and also holds a degree in administration and financial management from the Thomson CSF School of Business with a specialization in industrial and institutional organization.

Mr. Pisano’s many years of service on our board of directors and his service in varied executive positions with significant international companies allow him to provide valuable business, leadership and management advice to the board of directors.

Gilberto Tomazoni has served as one of our directors since 2010. Beginning his career as a design engineer in 1983, Mr. Tomazini has since developed a long and outstanding professional career at Sadia, one of the most important companies in the Brazilian food market. Mr. Tomazini served as Sadia’s CEO from 2005 to 2009. In 2009 he joined the Bunge Group, another important international company in the agribusiness and foods market, as Vice President of Foods & Ingredients. Mr. Tomazoni was trained as a mechanical engineer at the Federal University of Santa Catarina and has a degree in management development from the West University of SC. He also has completed several courses in Brazilian institutions and a course on total quality management in Japan. He is and has been a member of the board of directors of different companies, including Excelsior Alimentos (Chairman), KS (a joint venture between Kraft and Sadia), Concórdia Russia (a joint venture with Miratory which created a new plant in Kaliningrado), Sadia Chile, Sadia GMBH (a holding company for international investments) and the Chamber of Commerce and Industry Tourism of Brazil-Russia. Mr. Tomazoni was the CEO at Sadia Argentina and at Sadia International and he is a member of the International Advisory Council of the Fundação Dom Cabral, a Brazilian institution devoted to superior educational degrees. He is also a Superior Strategic Board Member of the Santa Catarina Industrial Federation.

Mr. Tomazoni’s familiarity with the Brazilian food markets, his long executive career and service on the boards of directors of major international companies allow him to bring key industry expertise to our board of directors.

Gustavo Alberto Villela Filho has served as one of our directors since 2007. Mr. Villela Filho is an associate of Villela e Kraemer Advogados, a Brazilian law firm. From 1978 to 1982, he held a variety of positions with COBEC — a Brazilian trading company, controlled by Banco do Brasil S.A., including serving as Chief Operational Officer and Chief Officer of the raw materials and manufactured products division. Mr. Villela Filho received a Bachelors of Law degree from the Rio de Janeiro State University, a Masters degree in Comparative Law from the Illinois University and a degree in Business Law from the CEPED — Center of Studies and Research in Law Teaching, a group of institutions formed by UEG, USAID, Fundação Ford and Fundação Getúlio Vargas.

Mr. Villela Filho’s past position as a Chief Operating Officer of COBEC, as well as his many years of experience practicing law, allow him to provide valuable insight to the board of directors, particularly as it relates to legal and operational matters.

Marcos Gouvêa de Souza has served as one of our directors since 2009. Mr. Gouvêa de Souza is the Associate Manager of GS&D, a Brazilian consulting company specializing in retail markets and consumers’ behavior and habits. For 18 years, he was an officer of several companies, including Lojas Arapuâ and Sears and Dillard’s. For the past eight years he has been a professor in the ESPM (Superior School of Publicity and Marketing) and in the Fundação Getulio Vargas São Paulo, School of Business Administration. Marcos Gouvêa is the author of several books, studies and publications on retail markets, franchise administration and brands and economics and marketing. Mr. Gouvêa de Souza has been awarded several prizes and distinctions, such as the “Jabuti Award” in 1994 and the Caboré Marketing Prize in 1988. Mr. de Souza has a degree from the São Paulo Business School (Getulio Vargas University) and from the ESPM and has an MBA in Business Administration from FGV University. He was also a member of the board of directors of different Brazilian associations, including, among others, the Brazilian Franchise Association, the Retail Development Institute of São Paulo and the Ebeltoft Group.

Mr. Gouvêa’s many years of service in officer positions with major public companies and his unique understanding of marketing and branding allow him to provide important expertise to the board of directors, particular as it relates to consumer behavior, marketing and sales.

Marcos Rocha has served as one of our directors since 2009. Mr. Rocha is currently the Chief Financial Officer of INVEPAR, a major infrastructure group in Brazil that operates toll roads and mass transportation. He is also a member of the board of directors of of Linha Amarela S.A., CART – Concessionaria Auto Raposo Tavares, Concessionaria Litoral Norte (toll road companies) and Metro - Rio (an operator of subway systems in the city of Rio de Janeiro). In the past Mr. Rocha held several financial and executive positions as officer in Shell Brasil, Cyanamid Quimica do Brasil, BrazilFast Food Corp, Sony Music Entertainment, Global Telecom, Horizon Telecom International , Sendas (a major Brazilian supermarket) and Globex (Ponto Frio - second largest household appliances retailer in Brazil). Mr. Rocha holds a degree in electronics engineering from IME(Militar School of Engineers), an MBA in Business Administration from PUC/RJ, and an MBA in Business Management from SDE/IBEMEC. Marcos Rocha is also a member of the board of directors of the NGO “Operacao Sorriso do Brasil” and a member of the IBEF (Brazilian Institute of Financial Officers).

Mr. Rocha’s extensive financial experience with major companies and his service on the boards of an investment institution and retail companies gives him a deep understanding of the financial and investment matters of a public company.

Executive Officers

Below is biographical information for our Chief Executive Officer and Chief Financial Officer, Mr. Ricardo Figueiredo Bomeny.

Ricardo Figueiredo Bomeny, 42, has been our Chief Executive Officer since January 2003 and our Chief Financial Officer since 2002. Prior to that date and beginning in 1991, Mr. Bomeny held several positions with us, including acting as our Chief Operating Officer. Mr. Bomeny has also worked for other companies in the fast food industry that operate in Brazil. Mr. Bomeny holds a degree in Business Administration from Candido Mendes University, Rio de Janeiro, an MBA in Corporate Finance from IBMEC, Rio de Janeiro, an MBA in Retail Trade from IBMEC, Rio de Janeiro and a post graduate Certificate in Marketing from PUC University, Rio de Janeiro. Ricardo Figueiredo Bomeny is the son of José Ricardo Bousquet Bomeny and the brother of Gustavo Figueiredo Bomeny.

Family Relationships

There are no familial relationships between our directors and executive officers.

Our Board of Directors and Corporate Governance

The Board of Directors develops our business strategy, establishes our overall policies and standards, and reviews the performance of management in executing our business strategy and implementing our policies and standards. We keep directors informed of our operations at meetings and through reports and analyses presented to the Board of Directors and committees of the Board. Significant communications between the directors and management also occur apart from meetings of the Board of Directors and committees of the Board.

The Board of Directors has no policy regarding the need to separate or combine the offices of Chairman of the Board and Chief Executive Officer and instead the Board of Directors remains free to make this determination from time to time in a manner that seems most appropriate for the Company. Currently, the Company does not combine the positions of Chief Executive Officer and Chairman of the Board of Directors. Our Chairman of the Board is Guillermo Pisano. Mr. Pisano has no responsibilities as a principal executive officer with our Company.

Currently, the Company has not designated a lead independent director and executive sessions of the Board of Directors are presided over by the Chairman of the Board having authority over the subject matter discussed at the executive session, as appropriate. We believe this leadership structure is appropriate based on the Company’s size and characteristics and its commitment to a strong, independent Board of Directors, exemplified by five out of five of its directors qualifying as an independent director.

Role of the Board of Directors; Risk Management

Our Board of Directors plays an active role in overseeing management and representing the interests of stockholders. Management, which is responsible for day-to-day risk management, conducts a risk assessment of our business annually. The risk assessment process is global in nature and has been developed to identify and assess our risks, including the nature of the risk, as well as to identify steps to mitigate and manage each risk. Oversight responsibility for each risk is allocated among the full Board of Directors and its committees, and specific Board of Directors and committee agendas are developed accordingly.

Meetings and Committees of the Board of Directors

The Board of Directors held seven meetings during the year ended December 31, 2011, and each of our directors attended all of those meetings. The Board of Directors has two standing committees, the Audit Committee and the Compensation Committee. The Board of Directors does not have a standing nominating committee. The Board of Directors believes that questions regarding the nomination of directors are better addressed by the Board of Directors as a whole. Therefore, our Board fulfills the duties of a standing nominating committee, which include:

•	seeking and considering qualified candidates for election as directors;

•	approving the appointment of each of our executive officers;

•	periodically preparing and adopting new criteria for director nominees;

•	reviewing matters involving our corporate governance;

•	annually preparing a list of nominees for each committee of the Board; and

•	annually facilitating an assessment of each director’s performance without such director’s participation in the assessment.

Audit Committee. The Audit Committee of our Board of Directors monitors the integrity of the financial statements produced by management, as well as periodic financial reports, Management’s Discussion and Analysis reports and the earnings news releases, and is charged with the review of the activities of our independent auditors, including, but not limited to, establishing our audit policies, selecting or removing our independent auditors and overseeing the engagement of our independent auditors. The Audit Committee is comprised of Mr. Pisano and Mr. Rocha and uses Mr. Montanini, a former director, as a permanent consultant. The Audit Committee held five meetings during the year ended December 31, 2011 with Mr. Rocha absent from two meetings and Mr. Pisano absent from one meeting.

We are not a “listed company” under SEC rules, nor list our securities on a major national securities exchange. Therefore, our Audit Committee is not required to be made up of “independent” directors, nor are we required to have an audit committee charter. We also are not required to have an “audit committee financial expert” on our Audit Committee. Nevertheless, our Board of Directors has determined in 2011 that each of the members of our Audit Committee, which consists of Mr. Pisano and Mr. Rocha, is both an “independent” director” pursuant to Nasdaq Rule 5605(a)(2) (even though the Company’s securities are not listed on the Nasdaq exchange market) and is able to read and understand fundamental financial statements and has substantial business experience that results in that member’s financial sophistication. Accordingly, our Board of Directors believes that each of the members of the Audit Committee has the sufficient knowledge and experience necessary to fulfill the duties and obligation that a member of an Audit Committee should have. We presently do not have an audit committee charter.

Compensation Committee. The Compensation Committee of our Board of Directors reviews, evaluates and recommends appropriate compensation plans and programs for our directors, executives officers and key employees with the goals that such compensation will be competitive within the industry to attract and retain high-performing directors and employees and to be aligned with the Company’s long-term interests and with its business mission and strategy. The Compensation Committee, which is currently composed of Messrs. Gouvea de Souza, Villela Filho and Pisano, held three meetings during the year ended December 31, 2011 with all of its members in attendance. We presently do not have a compensation committee charter.

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, as well as those persons who own more than 10% of our Common Stock, to file reports of ownership and changes in ownership with the SEC. These persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such forms, or written representations from certain reporting persons that no such forms were required, we believe that during the fiscal year ended December 31, 2011, all filing requirements applicable to our officers, directors and greater than 10% owners of our Common Stock were met, with the exception of one Form 4 filing for Mr. Jose Ricardo Bosquet Bomeny, which was belatedly amended in 2011.

Code of Ethics

We expect that the standards set forth in our Code of Ethics, which are applicable to our executive officers, directors and employees, will help us promote honest and ethical conduct, full, fair, accurate, timely and understandable disclosure, and compliance with applicable governmental rules and regulations. We will provide to any person without charge, upon written request, a copy of such Code of Ethics. Requests for copies should be sent to: Brazil Fast Food Corp., Rua Voluntários da Pátria,89, 9o. andar – Botafogo CEP 22.270-010, Rio de Janerio, Brazil.

ITEM 11.	EXECUTIVE COMPENSATION.

Description of Executive Compensation

This section describes the material elements of compensation awarded to, earned by or paid to the individual who served as our principal executive officer and our principal financial officer during fiscal 2010. Mr. Bomeny, our Chief Executive Officer and Chief Financial Officer, is the individual listed in the “2011 Summary Compensation Table” below and is referred to as the “Named Executive Officer.”

Our executive compensation program is determined and proposed by our Compensation Committee and are approved by our Board of Directors. The Named Executive Officer is not a member of the Compensation Committee nor did he have any role in determining the compensation of the Named Executive Officer.

Executive Compensation Program Overview and Philosophy

The Compensation Committee conducts an annual review of our executive compensations program to ensure that:

•

the program is designed to achieve our goals of promoting financial and operational success by attracting, motivating and facilitating the retention of key employees with outstanding talent and ability;

•	the programs adequately rewards individual performance, which is tied to company performance and creating stockholder value;

•	the program aligns the interests of executive officers with the long-term interests of our stockholders; and

•	the program provides compensation reasonably comparable to that offered by other companies in the same industry.

Our compensation program is designed to encourage and balance the attainment of short-term operational goals, as well as the implementation and realization of long-term strategic initiatives. As greater responsibilities are assumed by executive officers, a larger portion of compensation is “at risk”.

This philosophy is intended to apply to all of our executive officers and management, including Ricardo Figueiredo Bomeny, our Chief Executive Officer and Chief Financial Officer.

In structuring executive compensation packages, the Compensation Committee considers how each component promotes retention and/or motivates performance by the executive. Base salaries, perquisites and personal benefits, and severance and other termination benefits are primarily intended to attract and retain highly qualified executives. We believe that in order to attract and retain top executives, we need to provide them with compensation levels that reward their continued productive service. Annual incentive bonuses are primarily intended to motivate our executive officers to achieve specific strategies and operating objectives, although we believe they also help us to attract and retain top executives. Our long-term equity incentives are primarily intended to align executive officers’ long-term interests with stockholders’ long-term interests, although we believe they also play a role in helping us to attract and retain top executives. Annual bonuses is an element of our executive compensation program that is designed to reward performance and thus the creation of stockholder value.

We view our current executive compensation program as one in which the individual components combine together to create a total compensation package for each executive officer that we believe achieves our compensation objectives.

Compensation Program Elements

Our present executive officer compensation program is based on two components, which are designed to be consistent with our compensation philosophy: (1) base salary; and (2) annual incentive bonuses. We seek to position total compensation at or near the median levels of other companies in the same industry in Brazil. Base salary is determined by evaluation of individual responsibility and performance and aligned with Brazilian market.

Cash bonus is determined by evaluation of team accomplishment and individual’s sustained performance. The targets for assigning bonus consider financial parameters as well as the complying of strategic goals as acquisitions, mergers, brands expansion and others stated in the annual revision of the long term planning. We include specific weighing factors when measuring performance and generally conduct reviews annually.

Executive Officer Compensation

Base Salaries and Bonus

During 2011, we paid Mr. Bomeny a salary of R$359,796 or approximately $191,809. In addition, the Board of Directors awarded Mr. Bomeny a merit-based and performance bonus of approximately $35,403 during this time period.

Compensation Determination and Criteria

Mr. Bomeny’s compensation is determined substantially in conformity with the compensation philosophy discussed above and is applicable to all of our executive officers and management. Performance is measured against predefined financial, operational and strategic objectives.

In establishing Ricardo Bomeny’s base salary, our Compensation Committee, in consultation with our Board of Directors, took into account both corporate and individual achievements. Mr. Bomeny’s performance objectives included quantitative goals related to increasing revenues and earnings per share. His goals also included significant qualitative objectives such as evaluating expansion and acquisition opportunities and the attainment of specific cost-savings.

2011 Summary Compensation

The following table presents certain summary information concerning compensation earned for services rendered in all capacities by the individual who served as our Principal Executive Officer and Principal Financial Officer whose total annual salary and bonus exceeded $100,000 during the fiscal years ended December 31, 2011, 2010 and 2009.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Non-Equity Incentive Plan Compensation ($)[1]	All Other Compensation ($)	Total ($)
Ricardo Figueiredo Bomeny (Chief Executive Officer and Chief Financial Officer)	2011	191,809	35,403	—	—		227,212
	2010	203,313	35,078	—	—	—	238,391
	2009	169,000	84,000	—	—	—	253,000

Stock Option Grants and Exercises

There were no stock option grants issued by us to the Named Executive Officer during the year ended December 31, 2011. Our stock option plan was terminated in 2009 and we haven’t implemented a new program since then.

[1]	Refers to compensation, such as merit-based bonuses, that are not part of any type of equity incentive plan, awarded to Named Executive Officers.

Option Exercises, Vesting of Stock in Last Fiscal Year and Fiscal Year-End Option Values

Our Named Executive Officer didn’t receive or exercise stock options, nor received any vested stock, during the year ended December 31, 2011.

2011 Outstanding Equity Awards at Fiscal Year-End

There were no unexercised options and unvested restricted stock outstanding for the Named Executive Officer at December 31, 2011.

Executive Officer Employment Agreement

Ricardo Figueiredo Bomeny. We have an employment agreement, renewable each three years at our option, with Ricardo Figueiredo Bomeny, our Chief Executive Officer Chief Financial Officer. Under the agreement Mr. Bomeny also has the position of General Manager (“Diretor Superintendente”) of our wholly owned subsidiary BFFC do Brasil Ltda., a holding company that controls all of our activities and brands in Brazil, but is not additionally compensated for the position. In January 2012, Mr. Bomeny’s agreement was renewed for four years. His total salary was adjusted to R$40,000 per month or approximately $21,300 per month, plus an annual cash bonus of 1% of the Company’s EBITDA and a long-term cash bonus of up to R$3,000,000 or approximately $1,600,000 to be paid over four years, provided Mr. Bomeny meets certain specific performance objectives. Mr. Bomeny’s salary is in Brazilian Reais and is inflation-adjusted and can be altered through a Compensation Committee decision approved by the Board of Directors.

Our employment agreement with Mr. Bomeny provides that if we terminate his employment, other than for cause, following a change of control, or he voluntarily terminates such employment within 180 days subsequent to a change of control, we shall have to pay him an amount of money equal to 6 times his monthly salary.

Change of control is defined as either:

•	the acquisition by a person or group of persons acting in concert of 20% or more beneficial ownership of our Common Stock; or

•	the commencement or announcement of an intention to make a tender or exchange offer for 30% or more beneficial ownership of our Common Stock; or

•

the acquisition by a person or group of persons acting in concert of 10% or more beneficial ownership of our Common Stock, when such person’s ownership interest is deemed by our Board of Directors to have a material adverse impact on our business or prospects; or

•

the election or appointment of one or more individuals to our Board of Directors, which election or appointment results in a change in the majority compensation of the Board of Directors from that which existed on the date we entered into or renewed our employment agreement with Mr. Bomeny.

Post-Employment Compensation – Termination

The table below provides information regarding benefits payable to our named executive officer upon the occurrence of his termination other than for cause assuming the specified event occurred on December 31, 2011.

Name	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Deferred Compensation Payment ($)	Total Compensation Payable ($)
Ricardo Figueiredo Bomeny	85,805	—	—	—	—	—	85,805

Director Compensation

Before 2005, our directors received no cash compensation for attending board meetings other than reimbursement of reasonable expenses incurred in attending such meetings. Through fiscal year 2004, we compensated our directors on an annual basis for their services through grants of options to acquire shares of our Common Stock, exercisable at the prevailing market price of our Common Stock on the respective grant dates, with the next such grants scheduled to be made on the date of the annual meeting. There was no pre-determined number of options annually granted to our directors. The quantity of options to be granted was defined every year by our Compensation Committee.

Beginning in 2005, our directors started to receive only cash compensation for attending board meetings. There is no pre-determined amount to be annually paid to our directors. Instead, the sum to be paid is defined every year by our Compensation Committee.

During the fiscal year ended December 31, 2011, our Compensation Committee, with the Board’s approval, awarded the Chairman of the Board, Mr. Pisano, an annual sum of R$144,000 or approximately $76,800 and each independent member of the Board an annual sum of R$48,000, or approximately $25,600. During the fiscal year ended December 31, 2011, the aggregate amount paid to all members of the Board totaled R$392,000, or approximately $209,000. No equity-based compensation was paid to our directors in 2011.

Directors Compensation as of December 31, 2011

On May 18, 2011, our Board of Directors passed a resolution reducing the number of directors from seven to five, effective as of the date of the 2011 Annual Meeting of Stockholders. The following table shows the compensation earned by each of the seven individuals, including each of the five present members of our Board, who served as a director and who was not an executive officer during fiscal year 2011.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)
Guillermo Héctor Pisano (Chairman)	82,627	—	82,627
Gilberto Tomazoni	25,424	—	25,424
Gustavo Alberto Villela Filho	25,424	—	25,424
Marcos Rocha	25,208	—	25,208
Marcos Gouvêa de Souza	25,093	—	25,093
Alexandre Nunes	12,807	—	12,807
Lucio Montanini	25,424	—	25,424

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

Compensation Committee Interlocks and Insider Participation

All members of our Compensation Committee didn’t serve as an officer or an employee of the Company or any of its subsidiaries during the fiscal year ended on December 31, 2011. There was no material transaction between us and any of the members of the Compensation Committee during the fiscal year ended December 31, 2011.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of April 26, 2012 with respect to the beneficial ownership of our Common Stock by: (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (ii) each of our Named Executive Officers and directors; and (iii) all executive officers and directors as a group.

As of April 26, 2012, the total number of our shares outstanding was 8,129,437. Unless otherwise indicated by footnote, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

			Percent of Common
	Number of Shares		Stock Beneficially
Name(2)	Beneficially Owned(3)		Owned(4)
Directors and Executive Officers
Ricardo Figueiredo Bomeny	250,000	(5)	3.08%
Guillermo Pisano	8,750		*
Marcos Rocha	1,539		*
Gilberto Tomazoni	0		*
Gustavo Alberto Villela Filho	0		*
Marcos Gouvêa de Souza	0		*
All directors and executive officers as a group (6 persons)	260,289		3.20%

5% Holders
Rômulo B. Fonseca	2,811,532	(5)(6)	34.58%
José Ricardo B. Bomeny	1,817,765	(5)(7)	22.36%
Mexford Resources	830,000		10.21%

*	Less than one percent.
[2]	Unless otherwise noted, the business address of each of the following is Rua Voluntários da Pátria, 89, 9o. andar – Botafogo CEP 22.270-010, Rio de Janerio, Brazil.
[3]	Includes shares of common stock which the person has the right to acquire within 60 days of April 26, 2012.
[4]	Calculated in accordance with Rule 13d-3 under the Exchange Act, and based on 8,129,437 shares issued and outstanding at the close of business on April 26, 2012.
[5]

Pursuant to a Shareholders’ and Voting Trust Agreement (the “Agreement”), entered into on December 22, 2010, between Ricardo Figueiredo Bomeny, Jose Ricardo Bosquet Bomeny, Romulo Borges Fonseca and Gustavo Figueiredo Bomeny (collectively, the “Voting Shareholders”), and our Company, this individual belongs to a voting block of shares of our common stock which presently consists of an aggregate of 5,138,047 shares, or 63.2% of the total common stock beneficially owned, but may include securities convertible into shares of common stock which are acquired by the Voting Shareholders in the future. In accordance with the Agreement, the manner of voting the shares as a block must be approved by unanimous consent of all Voting Shareholders. Each Voting Shareholder has a right of first refusal to acquire any of the securities that partly constitute the voting block that any other given Voting Shareholder wishes to dispose of, which may be exercised within thirty (30) days from the date of receipt of a written offering notice from the offering Voting Shareholder. The term of the Agreement is three (3) years and is set to expire on December 22, 2013.

[6]	Consists of 2,636,532 shares of common stock owned directly and 175,000 shares held indirectly through CCC Empreendimentos Participacoes Ltd., of which Mr. Fonseca is a principal.
[7]

Consists of 1,387,501 shares of common stock directly owned, 100,000 shares held indirectly through Big Burger Lanchonetes Ltda., of which Mr. Bomeny is a principal, and 330,264 shares held indirectly through Alpha Centauri Ventures, Inc., of which Mr. Bomeny is a principal.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Since January 1, 2011, the company has not entered into any transaction with related parties that is required to be disclosed under Item 404(a) of Regulation S-K.

Transactions with related parties, including, but not limited to, members of the Board of Directors, are closely monitored by management and are reviewed and approved by our Audit Committee and Board of Directors. In the event a transaction with a member of the Board or an executive officer is contemplated, the director or executive officer having a beneficial interest in the transaction is not allowed to participate in the decision-making and approval process. The policies and procedures surrounding the review, approval or ratification of related party transactions are not in writing; nevertheless, such reviews, approvals and ratifications of related party transactions are documented in the minutes of the meetings of the Board of Directors.

Board Independence

In 2011, the Board had determined that the following directors are deemed “independent” pursuant to Nasdaq Rule 5605(a)(2) (even though the Company’s securities are not listed on the Nasdaq exchange market): Guillermo Héctor Pisano, Gilberto Tomazoni, Gustavo Alberto Villela Filho, Marcos Rocha and Marcos Gouvêa de Souza.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Committee Report

Our Audit Committee oversees our financial reporting process on behalf of our Board of Directors. Our management has primary responsibility for the financial statements and reporting process, including our systems of internal controls. The Audit Committee operates under the following principles:

•

The Audit Committee is charged with monitoring the preparation of quarterly and annual financial reports by our management, including discussions with our management and our outside auditors about draft annual financial statements and key accounting and reporting matters;

•

The Audit Committee is responsible for matters concerning our relationship with our outside auditor, including recommending their appointment or removal; reviewing the scope of their audit services and related fees (including the pre-approval of audit and non-audit services provided by our auditor), as well as any other services being provided to us; and determining whether the outside auditors are independent (based in part on the annual letter provided to us pursuant to Independent Standards Board Standard No. 1); and

•

The Audit Committee oversees our management’s implementation of effective systems of internal controls, including review of policies relating to legal and regulatory compliance, ethics and conflicts of interests.

The Audit Committee has implemented procedures to ensure that during the course of each fiscal year it devotes the attention that it deems necessary or appropriate to each of the matters assigned to it.

In overseeing the preparation of our financial statements, the Audit Committee met with both our management and our outside auditors to review and discuss all financial statements prior to their issuance and to discuss significant accounting issues. Our management advised the Audit Committee that all financial statements were prepared in accordance with United States generally accepted accounting principles, and the Audit Committee discussed the statements with both management and outside auditors of matters required to be discussed pursuant to Statement on Auditing Standards No. 61, as amended (Communication with Audit Committee).

In April 2011 BDO do Brasil (BDO RCS Auditores Independentes S/A) announced that the company was acquired by KPMG Auditores Independentes S/A (“KPMG”). KPMG subsequently succeeded as our independent registered public accounting firm. With KPMG Auditores Independentes S/A, the Audit Committee discussed, among other things, matters relating to auditor independence, including the disclosures made to the committee as required by the Independence Standards Board Standard No. 1 (Discussions with Audit Committee).

On the basis of these reviews and discussions, the Audit Committee recommended to our Board of Directors that it approve the inclusion of our audited financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 for filing with the SEC.

The Audit Committee has reviewed and discussed the audited consolidated financial statements for the fiscal year ended December 31, 2011 with management and KPMG.

Audit Committee of the Board of Directors

Guillermo Héctor Pisano

Marcos Rocha

Notwithstanding anything to the contrary set forth in any of our previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate future filings, including this Annual Report on Form 10-K for the year ended December 31, 2011,, in whole or in part, the Audit Committee Report above shall not be incorporated by reference into any such filings.

Audit and Related Fees

BDO Auditores Independentes (“BDO”) activities in Brazil were acquired by KPMG Brazil (“KPMG”) in April 2011. The aggregate fees billed to the Company by our principal audit firm BDO in 2010 and KPMG in 2011 are as follows:

Audit Fees: The aggregate audit fees for professional services rendered by our external auditors in connection with the independent auditors’ (i) audits our consolidated annual financial statements included in our annual report on Form 10-K and (ii) reviews of our consolidated quarterly financial statements included in our quarterly reports on Form 10-Q, amounted to approximately $282,389 paid to BDO for the fiscal year ended December 2010 and approximately $211,700 paid to KPMG for the fiscal year ended December 31, 2011.

Audit-Related Fees: There were no fees paid to KPMG or BDO for audit-related services for the fiscal years ended December 31, 2010 and 2011.

Tax Fees: There were no fees paid to KPMG or BDO for tax related services or the preparation of tax returns for the fiscal years ended December 31, 2010 or 2011.

All Other Fees: We paid $26,842 to Mr. Lucio Montanini for consulting services rendered to the Audit Committee in the fiscal year ended December 2010 and $10,700 in the fiscal year ended December 2011.

Pre-Approval Policies and Procedures for Audit and Permitted Non-Audit Services

The Audit Committee will consider on a case-by-case basis, and, if appropriate, approve all audit and non-audit services to be provided by the Company’s independent registered public accounting firm. Alternatively, the Audit Committee may adopt a policy for pre-approval of audit and permitted non-audit services by the independent registered public accounting firm. In 2010 and 2011, all audit-related services, tax services, and other services were approved by the Audit Committee, which concluded that the provision of such services by KPMG or BDO was compatible with the maintenance of that firm’s independence in the conduct of its audit functions. Tax services in the United States are outsourced. Our tax firm is Morrison, Brown, Argiz & Farra LLP, Certified Public Accountants & Consultants, from Miami, Florida.

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
9.1

Shareholders and Voting Trust Agreement, dated December 22, 2010, by and between Jose Ricardo Bousquet Bomeny, Gustavo Figueiredo Bomeny, Ricardo Figueiredo Bomeny, Romulo Borges Fonseca and Brazil Fast Food Corp.*

21.1	Subsidiaries of Registrant (3)
23.1	Consent of KPMG Auditores Independentes S/C*
24.1	Power of Attorney (comprises a portion of the signature page of this report)*
31.1	Certification by Ricardo Figueiredo Bomeny, Chief Executive Officer and Acting Chief Financial Officer, pursuant to Section 302 of the Sarbanes- Oxley Act of 2002*
32.1	Certification by Ricardo Figueiredo Bomeny, Chief Executive Officer and Acting Chief Financial Officer, pursuant to Section 906 of the Sarbanes- Oxley Act of 2002*
101.INS#	XBRL Instance Document*

101.SCH#	XBRL Taxonomy Extension Scheme Document*

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.
(1)	Filed as an exhibit to Registrant’s Registration Statement on Form S-1 (File No. 333-3754).
(2)	Filed as an exhibit to Registrant’s Registration Statement on Form S-1 (File No. 33-71368).
(3)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 0-23278).
#	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Rio de Janeiro, Federative Republic of Brazil, on the 30th day of April, 2012.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated:

/s/ RICARDO FIGUEIREDO BOMENY	Date: April 30, 2012
Ricardo Figueiredo Bomeny
Chief Executive Officer and Acting Chief Financial Officer

/s/ GUILLERMO HECTOR PISANO	Date: April 30, 2012
Guillermo Hector Pisano
Chairman of the Board

/s/ GUSTAVO ALBERTO VILLELA FILHO	Date: April 30, 2012
Gustavo Alberto Villela Filho
Director

/s/ MARCOS ROCHA	Date: April 30, 2012
Marcos Rocha Director

/s/ MARCOS GOUVÊA DE SOUZA	Date: April 30, 2012
Marcos Gouvêa de Souza Director

/s/ GILBERTO TOMAZONI	Date: April 30, 2012
Gilberto Tomazoni Director

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation of the Registrant, as amended (1)
3.2	By-laws of the Registrant (2)
9.1

Shareholders and Voting Trust Agreement, dated December 22, 2010, by and between Jose Ricardo Bousquet Bomeny, Gustavo Figueiredo Bomeny, Ricardo Figueiredo Bomeny, Romulo Borges Fonseca and Brazil Fast Food Corp.*

21.1	Subsidiaries of Registrant (3)
23.1	Consent of KPMG Auditores Independentes S/C*
24.1	Power of Attorney (comprises a portion of the signature page of this report)*
31.1	Certification by Ricardo Figueiredo Bomeny, Chief Executive Officer and Acting Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by Ricardo Figueiredo Bomeny, Chief Executive Officer and Acting Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS#	XBRL Instance Document*

101.SCH#	XBRL Taxonomy Extension Scheme Document*

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.
(1)	Filed as an exhibit to Registrant’s Registration Statement on Form S-1 (File No. 333-3754).
(2)	Filed as an exhibit to Registrant’s Registration Statement on Form S-1 (File No. 33-71368).
(3)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 0-23278).
#	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Brazil Fast Food Corp.

Rio de Janeiro - RJ

We have audited the accompanying consolidated balance sheets of Brazil Fast Food Corp. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated income, comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the three year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Brazil Fast Food Corp. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG Auditores Independentes

KPMG Auditores Independentes

Rio de Janeiro, Brazil

April 25, 2012

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - ASSETS

(In thousands of Brazilian Reais, except share amounts)

	December 31,
	2011		2010
CURRENT ASSETS:
Cash and cash equivalents (note 3)	R$	21,357	R$	16,742
Inventories		3,985		3,454
Accounts receivable (note 4)		17,106		15,930
Prepaid expenses		3,478		1,350
Advances to suppliers		1,500		2,426
Receivables from properties sale (notes 5 and 17.b)		3,523		3,633
Other current assets (notes 5 and 17.b)		4,083		4,249

TOTAL CURRENT ASSETS		55,032		47,784

Property and equipment, net (note 6)		31,342		29,862
Intangible assets, net (note 7)		4,472		5,866
Deferred tax asset (note 11)		8,378		11,992
Goodwill (note 2)		799		799
Other receivables and other assets (notes 5 and 19.b)		10,862		16,258

TOTAL ASSETS	R$	110,885	R$	112,561

The accompanying notes are an integral part of the consolidated financial statements.

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – LIABILITIES AND STOCKHOLDERS’ EQUITY

(In thousands of Brazilian Reais, except share amounts)

CURRENT LIABILITIES:
Notes payable (note 8)	R$	11,523	R$	12,972
Accounts payable and accrued expenses (note 9)		11,608		25,848
Payroll and related accruals		5,618		6,571
Taxes		5,020		4,936
Current portion of deferred income tax (note 11)		1,262		1,190
Current portion of deferred income (note 12b)		1,118		993
Current portion of contingencies and reassessed taxes (note 12c)		1,940		1,580
Other current liabilities		—		79

TOTAL CURRENT LIABILITIES		38,089		54,169
Deferred income, less current portion (note 12b)		4,057		2,702
Deferred income tax (note 11)		—		1,262
Notes payable, less current portion (note 8)		5,068		1,107
Contingencies and reassessed taxes, less current portion (note 12c)		18,215		19,251

TOTAL LIABILITIES		65,429		78,491

EQUITY
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 5,000 shares authorized; no shares issued		—		—
Common stock, $.0001 par value, 12,500,000 shares authorized; 8,472,927 shares issued for both years 2011 and 2010; 8,129,437 and 8,137,762 shares outstanding		1		1
Additional paid-in capital		61,148		61,148
Treasury Stock (343,490 and 335,165 shares)		(2,060)		(1,946)
Accumulated Deficit		(16,092)		(24,946)
Accumulated comprehensive loss		(1,128)		(1,091)

TOTAL SHAREHOLDERS’ EQUITY		41,869		33,166

Non-Controlling Interest		3,587		904

TOTAL EQUITY		45,456		34,070

TOTAL LIABILITIES AND EQUITY	R$	110,885	R$	112,561

The accompanying notes are an integral part of the consolidated financial statements.

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

(in thousands of Brazilian Reais, except share amounts)

	Year Ended December 31,
	2011		2010		2009
REVENUES
Net Revenues from Own-operated Restaurants	R$	170,249	R$	154,591	R$	146,875
Net Revenues from Franchisees		35,223		28,386		24,647
Net Revenues from Trade Partners		19,191		21,104		10,270
Other Income		2,130		2,198		3,098

TOTAL REVENUES		226,793		206,279		184,890

OPERATING COST AND EXPENSES
Store Costs and Expenses (note 19)		(153,130)		(142,950)		(135,116)
Franchise Costs and Expenses (note 19)		(11,704)		(10,718)		(8,619)
Marketing Expenses		(4,326)		(5,054)		(4,092)
Administrative Expenses (note 14)		(31,993)		(28,074)		(21,298)
Other Operating Expenses (note 15)		(7,637)		(7,644)		(4,996)
Impairment of assets		(1,883)		—		—
Net result of assets sold		310		7,367		1,225

TOTAL OPERATING COST AND EXPENSES		(210,363)		(187,073)		(172,896)

OPERATING INCOME		16,430		19,206		11,994

Interest Expense, net (note 16)		1,297		(1,606)		(4,882)

NET INCOME BEFORE INCOME TAX		17,727		17,600		7,112

Income taxes - deferred (note 11)		(2,432)		(4,057)		—
Income taxes - current (note 11)		(4,629)		(2,278)		(36)

NET INCOME (LOSS) BEFORE NON-CONTROLLING INTEREST		10,666		11,265		7,076

Net (income) loss attributable to non-controlling interest		(1,812)		384		(180)

NET INCOME (LOSS) ATTRIBUTABLE TO BRAZIL FAST FOOD CORP.	R$	8,854	R$	11,649	R$	6,896

NET INCOME LOSS PER COMMON SHARE
BASIC AND DILUTED	R$	1.09	R$	1.43	R$	0.85

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC AND DILUTED		8,130,717		8,137,762		8,152,505

The accompanying notes are an integral part of the consolidated financial statements.

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands of Brazilian Reais)

	Year Ended December 31,
	2011		2010		2009
NET INCOME (LOSS) ATTRIBUTABLE TO BRAZIL FAST FOOD CORP.	R$	8,854	R$	11,649	R$	6,896
Other comprehensive income (loss):
Foreign currency translation adjustment		(37)		(14)		(37)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO BRAZIL FAST FOOD CORP.	R$	8,817	R$	11,635	R$	6,859

The accompanying notes are an integral part of the consolidated financial statements.

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands of Brazilian Reais, except share amounts)

				Additional Paid-In Capital		Treasury Stock		Accumulated Deficit		Accumulated Comprehensive Loss		Total Shareholders’ Equity		Non- Controlling Interest		Total Equity
	Common Stock
	Shares	Par Value
Balance, December 31, 2008	8,148,717	R$	1	R$	61,062	R$	(1,601)	R$	(39,917)	R$	(1,040)	R$	18,505	R$	981	R$	19,486
Exercise of options	35,000		—		86		—		—		—		86				86
Net income	—		—		—		—		6,896		—		6,896		180		7,076
Acquisition of Company’s own shares	(45,955)		—		—		(345)		—		—		(345)				(345)
Non-Controlling Paid in Capital - Doggis’	—		—		—		—		—		—		—		18		18
Cumulative translation adjustment	—		—		—		—		—		(37)		(37)				(37)

Balance, December 31, 2009	8,137,762	R$	1	R$	61,148	R$	(1,946)	R$	(33,021)	R$	(1,077)	R$	25,105	R$	1,179	R$	26,284
Net income	—		—		—		—		11,649		—		11,649		(384)		11,265
Non-Controling Paid in Capital															109		109
Paid dividend	—		—		—		—		(3,574)		—		(3,574)		—		(3,574)
Cumulative translation adjustment	—		—		—		—		—		(14)		(14)				(14)

Balance, December 31, 2010	8,137,762	R$	1	R$	61,148	R$	(1,946)	R$	(24,946)	R$	(1,091)	R$	33,166	R$	904	R$	34,070
Net income	—		—		—		—		8,854		—		8,854		1,812		10,666
Non-Controlling Paid in Capital - Doggis’	—		—		—		—		—		—		—		871		871
Acquisition of Company’s own shares	(8,325)		—		—		(114)		—		—		(114)		—		(114)
Cumulative translation adjustment	—		—		—		—		—		(37)		(37)		—		(37)

Balance, December 31, 2011	8,129,437	R$	1	R$	61,148	R$	(2,060)	R$	(16,092)	R$	(1,128)	R$	41,869	R$	3,587	R$	45,456

The accompanying notes are an integral part of the consolidated financial statements.

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of Brazilian Reais)

	Year Ended December 31,
	2011		2010		2009
CASH FLOW FROM OPERATING ACTIVITIES:
NET INCOME (LOSS) ATTRIBUTABLE TO BRAZIL FAST FOOD CORP.	R$	8,854	R$	11,649	R$	6,896
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization		7,240		6,466		5,943
(Gain) Loss on assets sold and impairment of assets		1,573		(7,367)		(1,225)
Deferred income tax asset		3,614		1,605		—
Deferred income tax liability		(1,190)		2452		—
Non-controlling interest		1,812		(384)		198
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable		(1,176)		(5,588)		399
Inventories		(531)		308		(792)
Prepaid expenses and other current assets		(1,036)		(1,570)		(1,394)
Other assets		946		(860)		(3,232)
(Decrease) increase in:
Accounts payable and accrued expenses		(14,240)		9,573		1,892
Payroll and related accruals		(953)		1,903		103
Taxes		84		1,293		1,342
Other liabilities		(755)		171		771
Deferred income		1,480		(3,218)		199

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES		5,722		16,433		11,100

CASH FLOW FROM INVESTING ACTIVITIES:
Additions to property and equipment		(9,116)		(5,110)		(10,509)
Proceeds from sale of property, equipment and deferred charges		4,777		4,002		1,733

CASH FLOWS USED IN INVESTING ACTIVITIES		(4,339)		(1,108)		(8,776)

CASH FLOW FROM FINANCING ACTIVITIES:
Net Borrowings (Repayments) under lines of credit		2,512		(8,354)		798
Acquisition of Company’s own shares		(114)		—		(345)
Non-contoling paid in capital		871		109		—
Dividend paid		—		(3,574)		—
Proceeds from exercise of stock options		—		—		86

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES		3,269		(11,819)		539

EFFECT OF FOREIGN EXCHANGE RATE		(37)		(14)		(37)

NET INCREASE IN CASH AND CASH EQUIVALENTS		4,615		3,492		2,826
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR		16,742		13,250		10,424

CASH AND CASH EQUIVALENTS AT END OF YEAR	R$	21,357	R$	16,742	R$	13,250

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

Brazil Fast Food Corp. (the “Company”) was incorporated in the state of Delaware on September 16, 1992.

In December 2006, the Company established a holding company in Brazil called BFFC do Brasil Participações Ltda. (“BFFC do Brasil”, formerly 22N Participações Ltda.), to consolidate all its business in the country and allow the Company to pursue its multi-brand program, as discussed below:

BOB’S TRADEMARK

During 1996, the Company acquired 100.0% of the capital of Venbo Comercio de Alimentos Ltda. (“Venbo”), a Brazilian limited liability company which conducts business under the trade name “Bob’s”, and owns and operates, both directly and through franchisees, a chain of hamburger fast food restaurants in Brazil.

KFC TRADEMARK

During the first quarter of 2007, the Company reached an agreement with Yum! Brands, owner of the KFC brand. By this agreement, BFFC do Brasil, through its subsidiary CFK Comércio de Alimentos Ltda. (“CFK”, formerly Clematis Indústria e Comércio de Alimentos e Participações Ltda.), started to conduct the operations of four directly owned and operated KFC restaurants in the city of Rio de Janeiro as a Yum! Brands franchisee, and took over the management, development and expansion of the KFC chain in Brazil. CFK started its activities on April 1, 2007.

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

IRB also operates a coffee concept brand called “In Bocca al Lupo Café.”

DOGGIS TRADEMARK

During October 2008, the Company reached an agreement with Gastronomía & Negocios Sociedad Anonima (“G&N”, former Grupo de Empresas Doggis Sociedad Anonima), one of the fast food leaders in Chile, where it has 150 stores.

By this agreement, BFFC do Brasil would establish a Master Franchise to manage, develop and expand the Doggis hot-dog chain in Brazil through own-operated restaurants and franchisees and G&N would establish a Master Franchise to manage, develop and expand the Bob’s hamburger chain in Chile through own-operated restaurants and franchisees.

The Master Franchise established in Brazil was named DGS Comercio de Alimento S.A. (“DGS”) and the Master Franchise established in Chile was named BBS S.A. (“BBS”). BFFC do Brasil has 20% of BBS and G&N has 20% of DGS.

FCK (former SUPRILOG)

During the second quarter of 2011, the Company set up a new company, called FCK – Franquias e Participações Ltda., with the contribution of its equity interest in SUPRILOG. FCK will operate the franchise system of KFC in Brazil.

The previous operation of Suprilog Logística Ltda. (warehousing of equipment and spare parts as well as maintenance services for the Company’s own-operated restaurants) is now being conducted by Venbo.

FCK initiated its new operation during the fourth quarter of 2011.

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

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Geographic area of operations

The Company primarily operates, directly and through franchisees, point of sales in all Brazilian states (primarily in Rio de Janeiro and São Paulo). Besides the Brazilian operations, the Company is also present, through Bob’s franchisees, in Angola, Africa, and Chile, South America. These operations are not material to our overall results. The operation in Brazil is susceptible to changes in Brazilian economic, political, and social conditions. Brazil has experienced political, economic and social uncertainty in recent years, including an economic crisis characterized by exchange rate instability and Real devaluation, increased inflation, high domestic interest rates, negative economic growth, reduced consumer purchasing power and high unemployment. Under its current leadership, the Brazilian government has been pursuing economic stabilization policies, including the encouragement of foreign trade and investment and an exchange rate policy of free market flotation. Despite the ongoing improvement of Brazilian economic environment, no assurance can be given that the Brazilian government will continue to pursue these policies, that these policies will be successful if pursued or that these policies will not be significantly altered.

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

The wholly-owned subsidiaries of the Company as of December 31, 2011 are BFFC do Brasil, Venbo, CFK and Suprilog. As discussed at note 1, the Company also owns a 60% capital interest in IRB, 80% in DGS and 20% in BBS.

IRB and DGS are also consolidated and figures related to its non-controlling interests are stated in the Company’s equity and income.

The Company’s investment of 20% capital interest in BBS is immaterial and measured at acquisition cost.

The Company’s consolidated financial statements include CFK and IRB since each acquisition, respectively April 1, 2007 and December 1, 2008, as well as DGS since the beginning of its operation (third quarter of 2009).

All intercompany accounts and transactions have been eliminated in consolidation. The Company has no involvement with variable interest entities.

Goodwill

Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Goodwill is reviewed for impairment at least annually. The goodwill impairment test is a two step test. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the entity must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation and the residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.

The Company’s goodwill results from the acquisition of 60% of IRB’s equity and is allocated to Pizza Hut’s reporting unit.

Management requested third-party assistance in obtaining the fair value of IRB’s fixed assets acquired as per FASB ASC “Business Combinations”

Excess fair value over recognized acquired assets and liabilities was recognized as goodwill, at an amount of R$2.9 million in December, 2008 as non-current assets.

During 2009, the Company reviewed the fair value of IRB’s fixed assets’ acquired. Such review reduced the goodwill to R$799 thousand and increased fixed assets in R$2.1 million.

An annual goodwill impairment test is conducted in the fourth quarter, comparing the fair value of a reporting unit, generally based on discounted future cash flows, with its carrying amount including goodwill. If goodwill is determined to be impaired, the loss is measured by the excess of the carrying amount of the reporting unit over its fair value. Company’s annual goodwill impairment test did not result in any impairment loss.

Foreign currency

Assets and liabilities recorded in functional currencies other than Brazilian Reais are translated into Brazilian Reais at the prevailing exchange rate as reported by the Central Bank of Brazil as of the balance sheet date. Revenues and expenses are translated at the weighted-average exchange rates for the year. The resulting translation adjustments are recognized in other comprehensive income. Gains or losses from foreign currency transactions, such as those resulting from the settlement of receivables or payables denominated in foreign currency, are recognized in the consolidated statement of operations as they occur.

Cash and cash equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts receivable

Accounts receivable consist primarily of receivables from food sales, franchise royalties and assets sold to franchisees.

As of December 31, 2011 the Company has approximately 246 franchisees that operate approximately 813 points of sales. A few of them may undergo financial difficulties in the course of their business and may therefore fail to pay their monthly royalty fees.

In July 2010, the FASB issued ASU 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (ASU 2010-20), which significantly increases disclosures about credit quality of financing receivables and the allowance for credit losses, and requires disclosures to be made at a greater level of disaggregation. The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. The adoption of this guidance in 2011 only resulted in increased disclosures related to the Company’s notes receivable.

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

In addition, the Company recognizes an allowance for doubtful receivables to cover any amounts that may be unrecoverable based upon an analysis of the Company’s prior collection experience, customer creditworthiness and current economic trends. After all attempts to collect a receivable have failed, the receivable is written off against this allowance.

Despite writing-off those receivables on the accounting books or recording an allowance for doubtful accounts, the finance department keeps records of all uncollected receivables from franchisees for purposes of commercial negotiations.

When a franchisee has past due accounts due to unpaid royalty fees, the Company may reassess such debts with the franchisee and collect them in installments. The Company may also intermediate the sale of the franchise business to another franchisee (new or owner of another franchised store) and reschedule such accounts receivable as part of the purchase price. When either kind of agreement is reached and collectability of the past due amounts is reasonably assured, the Company records these amounts as “Franchisees - renegotiated past due accounts”.

Inventories

Inventories, primarily consisting of food, beverages and supplies, are stated at the lower of cost or market. Cost of inventories is determined using the weighted-average cost method.

Property and equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation on property and equipment is recognized using the straight-line method over the following estimated useful lives of the related assets:

Years
Buildings and building improvements	50
Leasehold improvements	4 - 10
Machinery and equipment	10 - 15
Furniture and fixtures	10 - 15
Software	3 - 5
Vehicles	5

Intangible assets

Intangible assets, which are comprised of (i) leasehold premiums paid in advance for rented outlet premises and (ii) initial franchise fees, are stated at cost, less accumulated amortization. Leasehold premiums related to unprofitable stores are written off.

The amortization periods, which range from 5 to 20 years, are based on management’s estimate of the related rental or franchise contracts including renewal options, which are solely under the discretion of the Company.

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

The Company settles agreements with beverage and food suppliers and for each product, the Company negotiates a monthly performance bonus which will depend on the product sales volume to its chains (including both own-operated and franchise operated). The performance bonus, or vendor bonuses, can be paid monthly or in advance (estimated), depending on the agreement terms negotiated with each supplier. The performance bonus is recognized as a credit in the Company’s income statement (under “revenues from trade partners”). Such revenue is recorded when cash from vendors is received, since there is a great difficulty in estimating the receivable amount and significant doubts about its collectability exists until the vendor agrees with the exact bonus amounts.

When a vendor bonus is received in advance in cash, it is recognized as deferred income and is charged to income on a straight line basis over the term of the related trade partner agreement on a monthly basis. Income from performance bonus is only possible because the number of restaurants that operate throughout Brazil under the prestigious brands, especially Bob’s, franchised by us represents an excellent channel for suppliers to increase their sales.

Income obtained by lease of any of the Company’s properties, by administration fees on marketing fund and nonrecurring gains are recognized as other income when earned and deemed realizable.

The relationship between the Company and each of its franchisees is legally bound by a formal contract, where each franchisee agrees to pay monthly royalty fees equivalent to a percentage of its gross sales. The formal contract and the franchisees’ sales (as a consequence of their business) meet three of the four revenue recognition requirements:

•	Persuasive evidence that an arrangement exists — the contract is signed by the franchisee;

•	Delivery has occurred or services have been rendered — franchisee sales are the basis of royalty revenues;

•	The seller’s price to the buyer is fixed or determinable — the contract states that royalties are a percentage of the franchisee’s gross sales;

The Company also meets the fourth requirement for revenue recognition (Collectability is reasonably assured) when recording its revenues. If a franchisee fails to pay its invoices for more than six months in a row, the Company does not stop invoicing the contracted amounts. However, in such cases the Company offsets any additional invoiced amounts with a corresponding full allowance for doubtful accounts.

For purposes of internal and tax reporting, the Company’s subsidiaries record their revenues gross of taxes on sales, since in Brazil these taxes are included both in sales prices and in royalty fees. In addition, due to specific tax rules in Brazil, local companies are required to account for sales even when they are canceled, by recording a separate caption in the general ledger to offset the original sales amount recorded. However, for financial reporting purposes, the Company presents its revenues net of taxes and net of canceled sales (when costumer gives up his order, after it has been printed at the cashier). The following tables show gross sales, sales deductions and reported revenues:

R$ ’000	Twelve Months ended 31 December,
	2011	2010	2009
Gross Revenues - Own Operated Restaurants	189,755	172,866	164,402
(-) Tax on revenues	(19,098)	(17,920)	(17,248)
(-) Canceled Sales	(408)	(355)	(279)

Net Revenues - Own Operated Restaurants	170,249	154,591	146,875

R$ ’000	Twelve Months ended 31 December,
	2011	2010	2009
Gross Revenues from Franchisees	40,461	32,869	28,632
(-) Tax on revenues	(5,238)	(4,483)	(3,985)

Net Revenues from Franchisees	35,223	28,386	24,647

R$ ’000	Twelve Months ended 31 December,
	2011	2010	2009
Gross Revenues from Trade Partners	20,045	22,505	11,062
(-) Tax on revenues	(854)	(1,401)	(792)

Net Revenues from Trade Partners	19,191	21,104	10,270

Marketing, General and Administrative Expenses

Marketing Expenses

Bob’s Brand

According to our franchise agreements, the Bob’s marketing fund dedicated to advertising and promotion is comprised of financial contributions paid by the franchisees and own-operated restaurants. The Company manages the fund which must be used in the common interest of the Bob’s chain, through the best efforts of our marketing department to increase restaurant sales.

The marketing amounts due from franchisees are billed monthly and recorded on an accrual basis. A corresponding amount is recorded as a liability.

In general, Bob’s franchisees monthly contribute with 4.0% of their monthly gross sales to the Bob’s marketing fund. Since 2006, we have also contributed 4.0% of our gross sales from own-operated restaurant monthly gross sales (sales derived from special events are not subject to such contribution). These contributions can be deducted from our marketing department expenses if previously agreed with our franchisees. However, total marketing investments may be greater than 4.0% of combined sales if a supplier makes an extra contribution (joint marketing programs) or if we use more of our own resources on marketing, advertising and promotions.

We primarily invest the Bob’s marketing fund resources in nationwide advertising programs (commercials or sponsorship on TV, radio and outdoors). Our franchisees may also invest directly in advertising and promotions for their own stores, upon previous consent from us.

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

The balance of any resources from the marketing fund that was not spent is recognized as accrued accounts payable and totaled R$3.1 million as of December 30, 2011 (R$7.8 million as of December 31, 2010). This balance represents contributions made by Venbo and franchisees that have not yet been used in campaigns.

The marketing fund expenses on advertising and promotions are recognized as incurred. Total marketing investments financed by the marketing fund amounted to R$38.8 million, R$19.9 million and R$19.3 million for the twelve-month periods ended December 31, 2011, 2010 and 2009, respectively.

KFC and Pizza Hut Brands

We contribute 0.5% of KFC’s and Pizza Hut’s monthly net sales into a marketing fund managed by YUM! Brands - Brazil. In addition, the Company is also committed to investing 5.0% of KFC’s and Pizza Hut’s monthly net sales in local marketing and advertising.

The marketing expenses on KFC and Pizza Hut advertising and promotions are recognized as incurred and amounted R$5.3 million, R$ 4.7 million and R$3.6 million for the twelve-month periods ended December 31, 2011, 2010 and 2009, respectively.

Doggis Brand

We are committed to invest at least 4% of the Doggis restaurant sales in local marketing expenses. There is no contribution to a marketing fund.

Local marketing expenses on Doggis advertising and promotions are recognized as incurred and amounted R$0.1 million, R$0.3 million and R$0.2 million for the twelve-month periods ended December 2011, 2010 and 2009.

Income taxes

The Company accounts for income tax in accordance with guidance provided by the FASC ASC on Accounting for Income Tax. Under the asset and liability method set out in this guidance, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities on the financial statements and their respective tax basis and operating loss carry-forwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The valuation allowance reflects the Company’s assessment of the likelihood of realizing the net deferred tax assets in view of current operations and is comprised of tax loss carryfowards held by the Company through the portion of its subsidiaries’ tax losses which are greater than the respective projected taxable income.

Under the above-referred guidance, the effect of a change in tax rates or deferred tax assets and liabilities is recognized in income in the period they are enacted.

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

Impairment or Disposal of Long-lived assets

The Company adopted guidance on the impairment or disposal of long-lived assets in the FASB ASC Topics Property Plant and Equipment and Intangibles Other than Goodwill, which require an impairment loss shall be recognized if the carrying amount of a long-lived asset is not recoverable and its carrying amount exceeds its fair value. Also, such guidance require that long-lived assets being disposed of be measured at either the carrying amount or the fair value less cost to sell, whichever is lower, whether reported in continuing operations or in discontinued operations.

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

For purposes of impairment testing for our long-lived assets, we have concluded that an individual point of sale is the lowest level of independent cash. The Company reviews long-lived assets of such individual point of sales (primarily Property & Equipment and allocated intangible assets subject to amortization) that are currently operating annually for impairment, or whenever events or changes in circumstances indicate that the carrying amount of a point of sale may not be recoverable. The Company evaluates recoverability based on the point of sale’s forecasted undiscounted cash flows, which incorporate the best estimate of sales growth and margin improvement based upon our plans for the unit and actual results at comparable point of sales. For point of sales’ assets that are deemed to not be recoverable, we write down the impaired point of sale to its estimated fair value. Key assumptions in the determination of fair value are the future discounted cash flows of the point of sales. The discount rate used in the fair value calculation is our estimate of the Company’s weighted average cost of capital. Estimates of future cash flows are highly subjective judgments and can be significantly impacted by changes in the business or economic conditions.

During 2011, our review in accordance with such guidance derived charge in the amount of R$1,883,000 to the income statement. The breakdown of impairment charge is as follows:

Brand	Impairment amount R$ 000’
KFC	605
Pizza Hut	205
Bob’s	165
Doggis’	908

Total	1,883

During the years ended December 31, 2009 and 2010, our review in accordance with such guidance derived no charge to the income statement.

Doggis’ brand impairment charges represented a significant portion of the Company’s long lived assets allocated to such brand. As discussed previously in this report, during 2011, the Company reviewed its strategy of Doggis Business and converted all of its own-operated stores to franchisees. Accordingly, the significant impairment charges of Doggis’ brand reflects the review of future cash flows considering this new scenario.

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

Basic and Diluted Earnings Per Share (EPS)

Basic EPS is computed based on weighted average shares outstanding and excludes any potential dilution; Diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock. There were no common share equivalents outstanding as of December 31, 2011, 2010 and 2009 that would have had a dilutive effect on earnings for those respective years.

Fair Value Measurements

The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

•	Level 1 Inputs: Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.

•

Level 2 Inputs: Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

•

Level 3 Inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at measurement date.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements, which provides additional disclosures for transfers in and out of Levels I and II and for activity in Level III. This ASU also clarifies certain other existing disclosure requirements including level of desegregation and disclosures around inputs and valuation techniques. The adoption of ASU 2010-06 did not have a material effect on the Company’s consolidated financial statements.

Reclassifications

The Consolidated financial statements for the years ended December 31, 2010 and 2009 have been restated to conform the current year’s presentation, as follows:

R$’000	2010
	As previously reported		Reclassification	As currently reported
Other Operating Expenses	R$	(6,951)	(693)	(7,644)
Store Costs and Expenses		(143,643)	693	(142,950)

	2009
	As previously reported		Reclassification	As currently reported
Other Operating Expenses	R$	(4,397)	(599)	(4,996)
Store Costs and Expenses		(135,715)	599	(135,116)

Recently issued accounting standards

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on its financial position, and to allow investors to better compare financial statements prepared under U.S. GAAP with financial statements prepared under International Financial Reporting Standards (IFRS). The new standards are effective for annual periods beginning January 1, 2013, and interim periods within those annual periods. Retrospective application is required. The Company will implement the provisions of ASU 2011-11 as of January 1, 2013.

In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This ASU permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two-step impairment test. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company will implement the provisions of ASU 2011-08 as of January 1, 2012.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Under this ASU, an entity will have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. The ASU eliminates the option in U.S. GAAP to present other comprehensive income in the statement of changes in equity. An entity should apply the ASU retrospectively. In December 2011, the FASB decided to defer the effective date of those changes in ASU 2011-05 that relate only to the presentation of reclassification adjustments in the statement of income by issuing ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive income in Accounting Standards Update 2011-05. The Company plans to implement the provisions of ASU 2011-05 by presenting a separate statement of other comprehensive income following the statement of income in 2012.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The new standards do not extend the use of fair value but, rather, provide guidance about how fair value should be applied where it already is required or permitted under IFRS or U.S. GAAP. For U.S. GAAP, most of the changes are clarifications of existing guidance or wording changes to align with IFRS. The Company expects that the adoption of ASU 2011-04 in 2012 will not have a material impact on its consolidated financial statements

In December 2010, the FASB issued ASU 2010-28, Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts, a consensus of the FASB Emerging Issues Task Force (Issue No. 10-A). ASU 2010-28 modifies Step 1 of the goodwill impairment test under ASC Topic 350 for reporting units with zero or negative carrying amounts to require an entity to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are adverse qualitative factors in determining whether an interim goodwill impairment test between annual test dates is necessary. The Company expects that the adoption of ASU 2010-28 in 2012 will not have a material impact on its consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update (ASU) 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (EITF Issue No. 08-1, “Revenue Arrangements with Multiple Deliverables”). ASU 2009-13 amends FASB ASC Subtopic 605-25, Revenue Recognition — Multiple-Element Arrangements, to eliminate the requirement that all undelivered elements have vendor specific objective evidence of selling price (VSOE) or third party evidence of selling price (TPE) before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered. In the absence of VSOE and TPE for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. The overall arrangement fee will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. Application of the “residual method” of allocating an overall arrangement fee between delivered and undelivered elements will no longer be permitted upon adoption of ASU 2009-13. Additionally, the new guidance will require entities to disclose more information about their multiple-element revenue arrangements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of ASU 2009-13 in 2011 did not have an effect on the Company’s consolidated financial statements.

3	CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of the following:

R$’000	December 31,
	2011		2010
Cash at point of sales	R$	858	R$	890
Cash with money collectors		460		359
Bank accounts		4,807		2,907
Investments funds (a)		15,232		12,586

	R$	21,357	R$	16,742

Bank accounts include an amount of R$476,000 (R$58,000 in 2010) which is deposited in a financial institution located in the U.S.A. and the remaining balance in financial institutions located in Brazil.

(a)	The Company invests its temporary excess cash in financial funds linked, in their majority, to fixed-income securities, with original maturities of less than three months.

4	ACCOUNTS RECEIVABLE

Accounts Receivable consists of the following:

R$’000	December 31,
	2011		2010
Clients - food sales	R$	5,574	R$	8,285
Franchisees - current accounts		10,937		7,070
Franchisees - renegotiated past due accounts		939		1,847
Franchisees - receivable from sales of assets		457		566
Allowance for doubtful accounts		(801)		(1,838)

	R$	17,106	R$	15,930

Clients – food sales includes receivables from the sale of products at the Company’s own-operated restaurants, basically from credit card operators. The receivable balance in the “Clients – food sales” account is measured as the realizable value, mainly from credit card companies. As the likelihood of losses is small, no allowance is recorded.

Franchisees – current accounts includes accrued royalties and marketing fund contributions, receivable from franchisees, whose receipt follows a predictable flow as the payment dates stipulated in the contracts are reached.

Franchisees – renegotiated past due accounts includes accrued royalties and marketing fund contributions, receivable from contracts that have been renegotiated with franchisees that were previously in arrears. Basically, these renegotiations extend the maturity over which the debt is to be repaid, including interest and inflation adjustments. These renegotiated past due accounts receivable are recorded only when their collectability is deemed reasonably assured.

Franchisees – receivables from sales of assets includes sales of machinery and equipment used in fast food operations. It can also include the sale of the business from one franchisee previously in arrears to a new franchisee approved by the Company in order to extinguish its debt with the Company. In this case, the receivable is assigned to the new franchisee.

Management recognizes an allowance for doubtful accounts for receivables from franchisees, based on the following criteria:

According to US GAAP, the assessment of balances to be included in accounts receivable should always be based on their expected net realizable value. This assessment should take into account the characteristics of the receivable itself, i.e. its capacity to generate future benefits for the Company.

Management makes periodic, itemized analyses of the allowance for doubtful accounts, by reviewing all accounts that are overdue for more than 180 days. Based on this, an allowance is recognized based on management’s best estimate of potential losses in the realization of the overdue receivables. This analysis is based on the following criteria:

(a)	significant financial difficulty of the debtor;

(b)	breaking of the terms of the contract, or late or non-payment of interest or principal;

(c)	likelihood that the debtor will file for bankruptcy or another financial renegotiation; or

(d)	adverse alterations to the payment status of the debtors (e.g. increasing number of late payments or increasing number of credit card debtors who have reached their credit limit and are only making the minimum monthly payment);

The allowance for doubtful accounts is mostly related to Franchisee – current accounts and its changes are presented below:

R$’000	2011		2010
Balance January 1,	R$	(1,838)	R$	(2,261)
Increase in allowance for doubtful accounts during the year		(317)		(939)
Write-off during the year		97		1,362
Reversal of previous accrual - accounts received		1,257		—

Balance December 31,		(801)		(1,838)

5	OTHER CURRENT ASSETS, OTHER RECEIVABLES AND OTHER ASSETS

Other assets consist of the following:

R$’000

Other current assets:

	December 31,
	2011		2010
Witholding taxes	R$	481	R$	655
Receivables from distribution and other supplier (a)		1,590		601
Franchise receivable other than royalties (b)		498		1,589
Marketable securities		537		—
Other current receivables		977		1,404

	R$	4,083	R$	4,249

R$’000

Other receivables and other assets:

	December 31,
	2011		2010
Receivables from franchisees - assets sold (c)	R$	343	R$	660
Judicial deposits (d)		8,528		9,515
Properties for sale (e)		1,135		1,361
Receivable from properties sale, less current portion (e)		—		4,450
Investment in BBS (Bobs - Chile) (f)		808		124
Other receivables		48		148

	R$	10,862	R$	16,258

(a)	The Company has centralized purchasing agreements for material storage and distribution. However all purchases are ordered by and delivered to each restaurant. Occasionally, the Company can sell, through its subsidiaries, products that need to be imported directly by the Company and sold to all restaurants of the Company’s chains. In 2011 and 2010, the Company had receivables, related to those transactions, in the amount of R$ 461 thousand and R$601 thousand, respectively.
(b)	Receivables from franchises (derived from the sale of the Company’s own-operated restaurants assets, e.g. inventories and uniforms) and other current receivables (which include receivables related to reimbursement of expenses incurred by the Company in the franchisee benefit, e.g. during training and delivery operations, and pre-sale of products in events where the Company participates).
(c)	Long term portion of receivables derived from selling of restaurants (fixed assets) to franchisees;
(d)	Deposits required by Brazilian court in connection to some legal disputes, also discussed at note 12.d;

(e)	Company sold its real estate properties as discussed at note 19.b. A portion of the sale was not finalized until December 31, 2011 and the Company recorded the carrying amount (cost of acquisition, net of accumulated depreciation) as property for sale (R$1,135,000). The amount of R$3,523 - stated as current asset in balance sheet - represents receivables from the property sale which was completed until December 31, 2011; and
(f)	Refers to the Company’s investment in a 20% capital interest in BBS (see note 2), recorded at cost. The observed market prices for this asset are not available and the Company has no sufficient information in order to develop its own assumptions for evaluating the fair value of such investment.

6	PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

R$’000	December 31,
	2011		2010
Leasehold improvements	R$	23,558	R$	22,111
Machinery, equipment and software		35,557		32,636
Furniture and fixtures		7,784		6,992
Assets under capitalized leases		674		—
Vehicles		266		257
Work in progress		—		675

		67,839		62,671

Less: Accumulated depreciation and amortization		(36,497)		(32,809)

	R$	31,342	R$	29,862

As discussed in note 19.b) the Company sold its properties during 2010 resulting in a gain of approximately R$5.4 million.

Also during 2010, the Company sold the operating fixed assets of two Bob’s and one KFC’s store to franchisees, resulting in another gain of approximately R$1.2 million.

Both gains were recorded as “Net result of assets sold” in the 2010 income statement.

7	INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

R$’000	December 31, 2011
	Cost		Accumulated amortization		Intagible assets, net
Leasehold premiums	R$	10,664	R$	(6,824)	R$	3,840
Franchise Charges		1,374		(742)		632

	R$	12,038	R$	(7,566)	R$	4,472

R$’000	December 31, 2010
	Cost		Accumulated amortization		Intagible assets, net
Leasehold premiums	R$	13,008	R$	(8,005)	R$	5,003
Franchise Charges		1,337		(474)		863

	R$	14,345	R$	(8,479)	R$	5,866

The following table sets forth the future amortization expenses:

	Amortization expenses
2012	R$	1,141
2013		1,141
2014		953
2015		214
2016		214
Thereafter		809

	R$	4,472

8	NOTES PAYABLE

Notes payable consists of the following:

R$ 000’	December 31,
	2011		2010
Revolving lines of credit (a)	R$	16,054	R$	12,386
Leasing facilities (b)		—		364
Other loan (c)		537		1,329

		16,591		14,079
Less: current portion		(11,523)		(12,972)

	R$	5,068	R$	1,107

At December 31, 2011, future maturities of notes payable are as follows:

R$ 000’
2012	R$	11,523
2013		1,734
2014		1,734
2015		1,600

	R$	16,591

(a)	Part of this debt (R$9.8 million) is due on demand from two Brazilian financial institutions at interest of approximately 16.2% p.y. Another portion (R$6.1 million) is payable in different terms to two Brazilian financial institutions. The first of them is payable in 13 installments of R$85,000 (ending on January, 2013), plus interests of 13.0%p.y. The second one is payable in 54 installments of R$92,600 (commencing on June 2012 and ending on November, 2016), plus interests of 15.5%p.y. All debts of this category are guaranteed by certain officers and receivables.
(b)	The debt was comprised of a lease facility with one private Brazilian institution for the funding of store equipment; final repayment was in October, 2011.
(c)	Other loan was mainly comprised of a loan taken out with UBS Pactual related to the acquisition of the Pizza Hut business in Brazil. This debt was fully repaid in 2011. The remaining debt is comprised of equipment financing with a Brazilian Government Bank (BNDES) and is due in 48 installments, with interests of 12.3% a.a.

The carrying amount of notes payable approximates fair value at December 31, 2011 because they are at current market interest rates.

9	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

R$’000	December 31,
	2011		2010
Suppliers	R$	6,722	R$	11,065
Rent payable		945		2,053
Consulting fees		98		878
Accrued utilities		16		998
Accrued maintenance		147		1,034
Accrued advertising		93		254
Marketing fund		2,695		7,802
Royalty payable		489		738
Other accrued liabilities		403		1,026

	R$	11,608	R$	25,848

As mentioned at note 2, the balances presented in the caption Marketing Fund represent contributions made by Venbo and by the Bobs’ brand franchisees, but not used in campaigns yet.

10	CASH FLOW INFORMATION

Supplemental Disclosure of Cash Flow Information:

	December 31,
R$’000	2011		2010		2009
Interest paid	R$	1,459	R$	1,684	R$	4,836

Income taxes paid	R$	2,012	R$	2,260	R$	103

11	INCOME TAXES

Tax loss carryforwards through December 31, 2011 relating to income tax were R$31.6 million and to social contribution tax were R$57.6 million, comprised mainly of fiscal results at Venbo, CFK, IRB and DGS. Social contribution tax is a Brazilian tax levied on taxable income and is by its nature comparable to corporate income tax. In addition, Venbo has tax loss carryforwards in the amount of R$40.0 million and R$12.6 million which were used to reduce past due fiscal debts in the amnesty program discussed at note 12.

The accumulated tax loss position can be offset against future taxable income. Brazilian tax legislation restricts the offset of accumulated tax losses to 30.0% of taxable profits on an annual basis. These losses can be used indefinitely and are not impacted by a change in ownership of the Company.

The following is a reconciliation of the amount of reported income tax benefit and the amount computed by applying the combined statutory tax rate of 34.0% to income before income taxes, in their great majority sourced in Brazil, however, the parent company is incorporated in the United States, where it pays its taxes at US income tax rate:

R$’000	December 31,
	2011		2010		2009
NET INCOME BEFORE INCOME TAX		17,727		17,600		7,112

Tax (expense) income at the combined statutory rate - 34%	R$	(6,027)	R$	(5,984)	R$	(2,418)
Valuation Allowance (increase) decrease		1,744		(2,753)		(1,199)
Deffered tax given as part of REFIS IV		(11,137)		—		—
Differences between statutory and other tax rates applied to certain subsidiaries (1)		2,389		1,143		(183)
Credits derived from equity restructuring		2,706		2,424		2,424
Other permanent differences		3,264		(1,165)		1,340

Income tax (expense) income as reported in the accompanying consolidated statement of operations	R$	(7,061)	R$	(6,335)	R$	(36)

(1)	Certain subsidiaries, as allowed by tax laws in Brazil, recognize and pay income and social contribution taxes on a presumed profit alternative, where taxes are calculated on revenues.

Differences between taxable results in Brazil and tax reported results are primarily due to accrued expenses that are only deductible when paid, such as contingencies. Differences between Brazilian GAAP and U.S. GAAP also result on temporary differences and deffered income taxes.

The following table summarizes the composition of deferred tax assets and liabilities and the related valuation allowance at December 31, 2011 and 2010, based on temporary differences and tax loss carry forwards determined by applying rates of 9.0% for social contribution tax and 25.0% for income tax.

R$’000	December 31,
	2011		2010
Deferred tax assets:
Tax loss carry forward	R$	13,081	R$	20,369
Contingencies		5,452		3,125
Intangible assets		671		892

Total deferred tax assets		19,204		24,386
Valuation allowance		(8,934)		(10,678)

Net deferred tax asset	R$	10,270	R$	13,708

Deferred tax liabilities:
Property and equipment		(1,892)		(1,716)
Gain on sale of assets	R$	(1,262)	R$	(2,452)

Total deferred tax liabilities		(3,154)		(4,168)

		7,116		9,540

The table below sets forth the Company’s net deferred tax assets:

	December 31,
	2011		2010
Reported in consolidated balance sheet:
Deferred income tax assets:	R$	8,378	R$	11,992
Deferred income tax liabilities - current portion:		(1,262)		(1,190)
Deferred income tax liabilities - non current portion:		–		(1,262)

		7,116		9,540

Company’s forecasts indicate that future operating results will provide taxable income at IRB and Venbo, therefore the company expects to realize all of IRB’s deferred tax asset and a portion of Venbo’s deferred tax assets. The valuation allowance reflects the Company’s assessment of the likelihood of realizing the net deferred tax assets in view of current operations and is comprised of tax loss carryforwards held by the Company through a portion of Venbo and through the total of CFK and DGS’s tax losses which are greater than the respective projected taxable income. The increase of valuation allowance from 2010 to 2011 is mainly due to the effects of the amnesty program discussed at note 12 and due to the increase of tax loss at DGS and KFC which the company does not expect to realize during the near future.

In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately R$81,443 in the next five years. Taxable income for the years ended December 31, 2011 and 2010 was R$17,727 and R$17,600, respectively. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more-likely-than-not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2011. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

Deferred tax liabilities are related to income tax on sale of assets, which, according to tax rules in Brazil, are due only when proceeds from those sales are received.

Valuation allowance has been established for certain credit loss carryfowards that reduce deferred tax to an amount that will, more likely than not, be realized. Annually management evaluates the realization of its deferred tax assets taking into consideration, among other elements, the level of historical taxable income, the projected future taxable income, tax-planning strategies, expiration dates of the tax loss carryforwards, and scheduled reversal of the existing temporary differences. The amount of the deferred tax asset considered realizable could, however, be reduced if estimates of future taxable income are reduced. The following presents the net change in the valuation allowance for the years ended December 31, 2011, 2010 and 2009:

R$’000	December 31,
	2011		2010		2009
Balance at January 1,	R$	(10,678)	R$	(7,925)	R$	(6,726)
Additions		(4,894)		(3,060)		(1,199)
Reversals		1,101		307		–
REFIS write-off		5,537		–		–

Balance at December 31,	R$	(8,934)	R$	(10,678)	R$	(7,925

Deferred tax liabilities are related to income tax on sale of assets, which, according to tax rules in Brazil, are due only when proceeds from those sales are received. No deferred tax liabilities have been recognized for the undistributed earnings of certain foreign subsidiaries that arose in 2011 and prior years that we plan to reinvest indefinitely in the foreign jurisdictions. It is not practicable to estimate the amount of deferred tax liabilities that would need to be recognized if we determined to change our plan and repatriate these undistributed foreign earnings.

The Company and its subsidiaries file income tax returns in Brazil and they are subject to income tax examinations by the relevant tax authorities for the years 2006 through 2011.

The Company and its subsidiaries have no unrecognized tax benefits.

Significant judgment is required in determining income tax provisions and in evaluating tax positions. We establish additional provisions for income taxes when, despite the belief that tax positions are fully supportable, that they do not meet the minimum probability threshold, as defined by the authoritative guidance for uncertainty in income taxes, which is a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority. In the normal course of business, the Company and its subsidiaries are examined by various Federal, State and foreign tax authorities. We regularly assess the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of our provision for income taxes. We continually assess the likelihood and amount of potential adjustments and adjust the income tax provision, the current tax liability and deferred taxes in the period in which the facts that give rise to a revision become known.

12	COMMITMENTS AND LITIGATION

a) Operating leases

The future minimum lease payments under those obligations with an initial or remaining non-cancelable lease terms in excess of one year at December 31, 2011 are as follows:

R$’000
Fiscal Year	Contractual Leases
2012	17,458
2013	13,164
2014	11,238
2015	5,578
2016	3,910
Thereafter	8,382

Total	59,730

Rent expense was R$17.4 million, R$16.3 million, and R$15.1 million for the years ended December 31, 2011, 2010, and 2009, respectively.

b) Commitments with trade partners

The Company regularly negotiates commercial agreements with leading suppliers to benefit all restaurants chains under our management. The Company negotiates, through a specialized third party company, with suppliers of equipment, appliances, packaging, cleaning material and uniforms targeting the constant modernization of our chains, including development of new equipments and appliances, their regulatory and visual identification adequacy and reduced costs. The Company also negotiates with beverage and food suppliers, but due to exclusive formulas those negotiations require confidentiality agreements and extended time for analysis and conclusion. The Company strategically decides whether use one or more suppliers for each product and negotiate a monthly performance bonus which will depend on the product sales volume to our chains.

c) Other commitments

The Company has long term contracts (5 to 10 years) with all of its franchisees. Under these contracts the franchisee has the right to use the Bob’s name and formulas in a specific location or area. The Company has no specific financial obligations in respect of these contracts.

The Company has trade partner agreements with some of its food and beverage providers, under which the Company receives performance bonus in cash. Amounts received in advance upon such agreements are recorded as deferred income and are being recognized on a straight line basis over the term of such agreements or the related trade partner agreement.

As of December 31, 2011 the company had the amount of R$1.1 million (R$0.9 million in 2010) recorded as Current portion of Deferred Income and R$4.1 million (R$2.7 million in 2010) as long term Deferred Income as in its balance sheet, related to such agreements.

d) Reassessed taxes and Contingencies

Liabilities related to tax amnesty programs and litigation consist of the following:

	December 31,
R$’000	2011			2010
	Total Liability	Current Liability	Long Term Liability	Total Liability	Current Liability	Long Term Liability
Reassessed taxes
Federal taxes (REFIS IV)	4,121	1,940	2,181	11,639	1,580	10,059
Contingencies
REFIS IV	6,658	—	6,658
ISS tax litigation	7,666	—	7,666	6,616	—	6,616
Labor litigation	1,464	—	1,464	1,885	—	1,885
Property leasing and other litigation	246		246	691	—	691

TOTAL	20,155	1,940	18,215	20,831	1,580	19,251

Reassessed taxes

Over the past ten years, the Brazilian government has launched four amnesty programs for domestic companies to pay off tax in arrears. To apply to each program, the companies had to abandon any litigation that they may have started against the Brazilian government, and to take on the liability under dispute in such litigation. In exchange the amnesty programs guaranteed discounts of these tax debts and gave companies the opportunity to pay these debts at low interest rates over periods of time that could exceed ten years,.

Venbo had outstanding tax debts from 1999, 2000 and 2002 and, as a consequence, applied for the four amnesty programs. Venbo’s administration believed that the government had incorrectly calculated its tax liabilities in each of the amnesty program, and until September 2009 Venbo had been discussing this matter with the Brazilian government on an administrative level.

Venbo enrolled in the fourth and last amnesty program in September 2009 (the “REFIS IV program”). Its aim was to take the original debts from the previous programs, update these debts by the Brazilian Federal Bank base interest rate, and deduct the payments made during the previous programs. The Brazilian government took two years to make this calculation. At the end of September 2011, the Brazilian government announced that Venbo’s consolidated tax debt was approximately R$22.4 million. Since the amnesty program allowed income tax credits to reduce the debt, Venbo was able to reduce its tax debts by the R$11.1 million it had in income tax credits.

Venbo disagrees with the amount calculated by the Brazilian government in September 2011. Venbo believes that the Brazilian government did not consider the payments made during the prior amnesty programs, which total of R$10.4 million. According to Venbo’s records, Venbo should owe R$4.2 million after the income tax credits are included in the account.

Venbo has decided to file an administrative appeal to the Brazilian Internal Revenue Service to have the calculations for the REFIS IV program reviewed. At this time, Venbo cannot estimate what the outcome of this claim will be and whether it will be able to reduce the liability to the amount it believes it owes.

These circumstances have the following impact on the company’s consolidated financial statements:

•	the liability relating to the financing of taxes, previously stated at R$10.0 million, has been raised to R$11.3 million, charged against other operating expenses, in the income statement;

•	the portion of the liability described above which Venbo is disputing has been reclassified from the reassessed taxes account to a contingency account;

•

as described above, Venbo’s total income tax credits that were used when the debt was consolidated was R$11.3 million. However, the deferred tax assets included in the Company’s consolidated balance sheet was R$5.6 million, due to a valuation allowance of R$5.5 million. As the Company will be discussing the value of its debt and this liability was reduced by the realization of this deferred asset, the Company has supplemented Venbo’s valuation allowance by R$5.6 million, against a deferred income tax expense in income;

According to the REFIS IV program, Venbo will pay 157 monthly installments of approximately R$47,300; 30 monthly installments of approximately R$111,700 and 5 monthly installments of approximately R$2,700, commencing in January 2012 with interest accruing at rates set by the Brazilian federal government, which is currently 10.5%p.y.

During the twelve months ended December 31, 2011, the Company paid approximately R$1.9 million (R$1.4 million in the same period of 2010) in anticipation to REFIS IV program. These payments were deducted from the consolidated debt.

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

As of December 31, 2011, the Company has deposited R$7.6 million (R$6.6 million in December 31, 2010, which is considered by the Company’s management, based on the opinion of its legal advisors, sufficient to cover the Company’s current ISS tax contingencies.

During the third quarter of 2009, the Company’s claim was partially settled in court. The decision was for Rio de Janeiro municipality to reimburse the Company approximately R$0.5 million taxed before the ISS new legislation was enacted. The Company is studying how probable tax credits to be received from the municipality could be offset against taxes to be paid to the municipality, since the Company is currently depositing the amount due in court. Because of the uncertainty of realizing this tax credit, the Company did not recognize the related amount as a gain.

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

During 2005, the Company was ordered to pay to a former employee R$480,000. Although unusually high, the Company cannot guarantee it will not receive other labor complaints of similar magnitude.

As of December 31, 2011 the Company accounted for labor related liabilities the amount of R$1.5 million (R$1.9 million in December 31, 2010), which is considered by Management, based on the opinion of its legal advisors, sufficient to cover the Company’s existing labor contingencies.

Other contingencies

As of December 31, 2011 the Company had other unresolved claims pending related to the former owner of Venbo, to franchisees or ex-franchisees, to owners of properties where the Company held lease contracts, to former employees and others, for which its legal advisors evaluated as possible and favorable outcome in the approximately amount of R$3,822,000. For those claims no liability was recorded in the Company’s balance sheet as per the accounting practices.

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

Common Stock

The table below states issued, treasury and outstanding shares of common stock:

	December 31,
	2011	2010
Issued shares	8,472,927	8,472,927
Less: Treasury stock	(343,490)	(335,165)

Outstanding shares	8,129,437	8,137,762

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

During 2011, the Company repurchased 8,325 shares related to such plan in the amount of US$73 thousand, equivalent to R$114 thousand. The Company did not repurchase any shares under the stock repurchase plan in 2010.

Up to December 31, 2011, Company repurchased a total amount of 343,490 shares and the accumulated stock purchases totaled R$2.1 million. Those transactions are accounted for as a reduction of Paid in Capital and an increase in treasury stock, in the Shareholders’ Equity.

Stock option plan

The Company’s Stock Option Plan terminated on September 17, 2002, ten years from the date of its adoption by the Board of Directors.

During 2005, the Company’s Board of Directors and a majority of its shareholders decided that the Board would pay out compensation in cash and that no more stock options would be granted.

During 2009, options to purchase an aggregate of 35,000 shares of common stock were exercised, having an aggregate purchase price of $37,100 equivalent to R$85,000.

Intrinsic value for stock options is defined as the difference between the current market value and the exercise price. The total intrinsic value of stock options exercised during the period of 2009 was approximately $94,150. The total intrinsic value of options exercisable at December 31, 2009 was approximately US$104,650.

After those options which were exercised during 2009, the Company has no further exercisable options, under the Company’s Stock Option Plan.

During 2010 and 2011 there was no option activity. Option activity for the years ended December 31, 2009 is summarized as follows:

2009
	Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	35.000	$1,06
Granted	—	—
Exercised	(35.000)	1,06
Expired	—	—
Canceled	—	—

Options outstanding at December 31,	—	$—
Options exercisable at December 31,	—	$—

Dividend payable

We have had a policy of retaining future earnings for the development of our business. Today, our dividend policy is subject to the discretion of the Board of Directors and depends upon a number of factors, including future earnings, financial condition, cash requirements, and general business conditions. Each year, the Board of Directors discusses our profits distribution while considering our investment programs.

Although in 2008 and 2010 our Board of Directors decided to distribute cash dividends to our shareholders by virtue of our successful reorganization and increased operational margins, in 2009 and 2011 there were no dividends paid.

14	ADMINISTRATIVE EXPENSES

Administrative Expenses consist of the following:

	R$7,644	R$7,644	R$7,644
R$ 000’	Year Ended December 31,
	2011	2010	2009
Payroll & Related Benefits	12,547	12,328	9,575
Occupancy expenses	1,664	1,378	2,182
Legal, accounting and consulting	10,264	7,948	4,714
Maintenance Expenses	889	869	337
IT Expenses	1,057	1,045	705
Travel and transport expenses	1,817	940	1,021
Bank Charges	191	460	410
Other Administrative Expenses	2,397	3,106	2,354

	30,826	28,074	21,298

15	OTHER OPERATING EXPENSES

Other expenses consist of the following:

	December 31,
R$’000	2011		2010		2009
Uncollectable receivables		(940)		939		502
Logistics expenses		3,095		—		—
Accruals for contingencies - labor		2,156		4,138		443
Accruals for contingencies - tax		989		—		—
Depreciation of Headquarters’ fixed assets		1,429		1,302		1,404
Preoperating and other expenses		908		1,265		2,647

	R$	7,637	R$	7,644	R$	4,996

During the first semester of 2011 the Company had expenses in the amount of R$3.1 million to cover momentary shortfalls in the distribution of raw materials to point of sales located at distant areas in the north and mid-west of Brazil, which are hard to manage and have high logistics costs. In order to improve its logistics system, the Company changed its logistics operator from Luft-FBD to Martin Brauwer, which started operations in the beginning of the second quarter of 2011.

Also during the first quarter of 2011, the Company received approximately R$900,000 of receivables which were previously written-off and expensed as uncollectible. Therefore, as of September 30 , 2011 this amount was computed as a gain, reversing the doubtful receivable expenses incurred in the period. This reflects the actions the Company is taking related to collection of past due accounts such as: outsourcing the collection process of delinquent debtors and renegotiation of past receivables with franchisees.

As discussed at note 12 of the consolidated financial statements, during the third quarter of 2011, the Brazilian government consolidated the Company’s tax liability as per the forth tax amnesty program. The Company disagreed with such consolidation and is filing an administrative appeal to the Brazilian Internal Revenue Service to have the calculations for the tax debt financing program reviewed. At this point in time, the Company cannot estimate what the outcome of this claim will be, accordingly the liability relating to the taxes amnesty program has been raised in R$1.3 million, with a counterpart in accrual for contingencies account. This amount was partially offset by tax credits of approximately R$540,000.

During 2010, the Company and its legal advisors reviewed its labor and other contingences and these reviews derived non-recurring charges of approximately R$2.9 million in its income statement. Legal advisors’ review was preponderantly a reclassification of likelihood of loss on some contingencies. In addition, Company agreed to pay R$0.7 million regarding a claim from the Rio de Janeiro municipality related to an additional charge to one of Venbo’s property Urban Property Tax (IPTU).

16	INTEREST EXPENSE, NET

Interest Expenses, net consist of the following:

	December 31,
R$’000	2011		2010		2009
Interest income		4,024		1,951		1,424
Interest expenses		(2,727)		(3,558)		(6,306)

	R$	1,297	R$	(1,606)	R$	(4,882)

The decreases of interest expenses in 2010 and 2011 were mainly due to lower interest rates and continuous decrease in the Company’s overall level of indebtedness.

17	FINANCIAL INSTRUMENTS AND MARKET RISKS

The estimated realization values of the financial assets and liabilities of the Company and its subsidiaries were determined through information available in the market and appropriate valuation methodologies. However, considerable judgment was required in the interpretation of the market data to estimate the most adequate realization value. Consequently, the estimates below do not necessarily indicate the values that could be realized in the current exchange market. The use of different market methodologies may have a material effect on the estimated realizable values.

The management of these instruments is done through operating strategies, aimed at liquidity, profitability and security. Our control policy consists of permanently monitoring contract rates versus market rates. The Company and its subsidiaries do not invest in derivatives or any other risky assets on a speculative basis.

The book balances of the main financial instruments included in the balance sheets as of December 31, 2011 and 2010, such as cash and cash equivalents, trade account and other receivables, notes payables, accounts payable and other liabilities approximated their fair values because of the short-term nature of these instruments.

Hierarchical fair value

There are three levels for classifying the fair value of financial instruments; the hierarchy gives priority to quoted prices not adjusted in an active market for financial assets and liabilities. The hierarchical levels are classified as follows:

•	Level 1: Inputs from an active market (quoted price not adjusted), which can be accessed on a daily basis, including at the fair value measurement date.

•	Level 2: Inputs other than those from an active market (quoted price not adjusted), included in level 1, taken from a pricing model based on observable market inputs

•	Level 3: Inputs taken from a pricing model not based on observable market inputs.

We emphasize that the entity did not observe any Level 2 and 3 financial instruments during the analysis and no level transfers took place in this period.

a. Derivative financial instruments

In the twelve-month period as of December 31, 2011 the Company and its subsidiaries did not contract operations with derivative financial instruments.

b. Risk factors

The operations of the Company and its subsidiaries are subject to the risk factors described below:

b.1 Credit risk

This arises from the possibility of the Company and its subsidiaries incurring losses due to the default of its franchisees or other counterparties, as well as financial institutions where they have funds or financial investments.

To mitigate these risks, the Company and its subsidiaries have a policy of analyzing the financial position of their counterparties, through public mechanisms available, as well as other instruments which may be required to ensure that financial resources are safely received.

The company has the policy of analyze the rating of the financial institutions participating in the Brazilian financial system to decide about keep the investments in the financial institution. Wherever, the company maintains a more defensive attitude in the decision of investment.

b.2 Liquidity risk

Liquidity risk is the risk that the Entity meet difficulties to pay its obligations associated with financial liabilities that are settled with cash or other financial asset. The company has cash and cash equivalent in the total of R$19,380,000, which is sufficient to honor the expenses over the next 90 days, in addition to cash generated by the sale of iron ore and the existing credit facilities with banks for operations or trade finance, secured by existing iron ore supply orders.

The amounts recognized as of December 31, 2011 approach the operations’ settlement values, including estimated future payments of interest, where the cash and cash equivalents are sufficient to cover these obligations.

b.3 Market risk

Market risk is the risk that changes in market prices such as exchange rates, interest rates and stock prices are earnings of the Entity of its holdings in financial instruments. The objective of market risk management is to manage and control market risk exposures within acceptable parameters, while optimizing the return.

A portion of inputs of our suppliers are denominated in U.S. Dollars and the prices of our inputs can fluctuate because exposition by foreign exchange risk.

The Entity also finances a portion of its operations by funding using bank credit facilities. These debt obligations expose the Entity to market risks, including changing CDI-based interest rate risk. The CDI is a daily variable interest rate used by Brazilian banks. It is linked to the Brazilian equivalent of the Federal Reserve fund rates and its fluctuations are much like those observed in the international financial market.

18	FAIR VALUE DISCLOSURES

At December 31, 2011 the carrying values of cash and cash equivalents, accounts receivable and accounts payable approximated their fair values because of the short-term nature of these instruments. The Company’s debt obligations approximated their fair values they are at current market interest rates.

The following tables present the fair values for assets and liabilities measured at fair value during 2011 on a non-recurring basis, and that remain on our Consolidated Balance Sheet as of December 31, 2011. Total losses include losses recognized from all non-recurring fair value measurements during the year ended December 31, 2011 for assets and liabilities that remain on our Consolidated Balance Sheet as of December 31, 2011:

R$000’
	Asset fair value as of December 31, 2011	Total losses during 2011%
Plant & Equipment held for use	3,713	867	23.3%
Intangible assets held for use	1,095	1,016	92.8%

	4,808	1,883

Long-lived assets held for use presented in the table above include restaurants or groups of restaurants that were impaired as a result of annual impairment review during 2011, using fair value measurement level 3. Our impairment review during 2010 derived no fair value measure of assets and liabilities.

19	TRANSACTIONS WITH RELATED PARTIES

a)	Franchisee receivables

Among all 813 franchise point of sales (“POS”), 20 stores are franchised with Mr. Romulo Fonseca and 22 stores are franchised with Mr. Jose Ricardo Bomeny. Both individuals are Company shareholders. All franchise transactions with those related parties are made at usual market value and at December 31, 2011 the Company account receivables included R$452,000 from them.

b)	Sale of assets

During the third quarter of 2010 the Company entered into an agreement to sell all its eight properties to Bigburger Ltda. and CCC Empreendimentos e Participações Ltda., entities controlled by Mr. José Ricardo Bomeny and Rômulo B. Fonseca, respectively, two major shareholders of the Company. Seven of those sold properties operate under the Bob’s brand (Three own-operated stores and four stores operated by franchisees) and one store operated by third party not related the Company’s brands. The sale transaction only included the buildings and improvements on it and did not include either the operating assets or the operation of the stores. Therefore, after the sale of the properties, the Company kept on operating its stores as usual, as did the franchisees.

This transaction was conducted at fair value and will result in sale proceeds of R$13.5 million on assets with carrying amount of R$6.4 million. Management prepared fair value estimates for these asset sales and in considered valuation reports of third-party real estate consultants.

By December 31, 2010, much of the transaction had already been concluded (seven of the eight properties transferred), for which reason the company accounted for a net gain of R$5.4 million (R$3.6 million, net of income taxes) recognized as income. Some legal issues have held up the sale of the one remaining property, though this is expected to be concluded in 2012, for an expected additional gain of approximately R$1.7 million (R$1.1 million, net of income taxes). The assets which were not transferred until December 31, 2011 were reclassified in the account Properties for sale (part of “Other receivable and other assets – see note 5) considering at their carrying amount (R$1.1 million – R$1.3 million in 2010).

The terms of the sale included a down-payment of approximately 20% of the total amount, with the balance to be paid in 24 monthly installments. The buyers also accepted certain conditions to protect the Company’s long-term interests, including the maintenance of existing rental agreements and loan guarantees. All payments due until December 31, 2011, (approximately R$3.3 million) were received by the Company. The short term portion of those receivables is classified as “Receivables from properties sale” and the long term portion is classified as part of “Other receivable and other assets”. The Company evaluates the status of those receivables and concluded that there are no issues with their collectability.

This transaction will enable the Company to reduce its debt and permit management to focus its attention on the core restaurant operations.

20	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

(In thousand of Brazilian Reais, except share amounts)

	2011
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net Restaurant Sales	40,146	38,322	46,020	45,761
Net Franchise Revenues	7,610	7,824	8,816	10,973
Operating income	4,873	4,040	5,510	3,174
Net income - before non-controlling interest	4,237	3,626	(159)	4,106
Basic and diluted income per share	0.52	0.41	(0.07)	0.36965785
Weighted average common shares outstanding	8,134,586	8,129,437	8,129,437	8,130,717

	2010
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net Restaurant Sales	38,277	35,173	38,938	42,203
Net Franchise Revenues	6,594	6,054	7,100	8,638
Operating income	2,287	1,383	9,460	6,076
Net income - before non-controlling interest	1,880	254	5,282	4,233
Basic and diluted income per share	0.23	0.03	0.65	0.52
Weighted average common shares outstanding	8,137,762	8,137,762	8,137,762	8,138,321

21	SEGMENT INFORMATION

The Company owns and operates, both directly and through franchisees, the Bob’s chain, Brazil’s second largest fast food hamburger restaurant chain. The Company owns and operates, through its subsidiaries Venbo, LM and PCN, 38 points of sale under the Bob’s brand.

Since April 2007, the Company has operated the KFC brand in Brazil through its wholly-owned subsidiary, CFK. Presently, the Company operates 10 stores in Rio de Janeiro under the trade name KFC.

Since December 1, 2008, the Company has operated the Pizza Hut brand in São Paulo, Brazil, through its subsidiary IRB. It currently operates 18 stores under the Pizza Hut brand.

Since September, 2008, the Company has operated the Doggis brand in Rio de Janeiro through its subsidiary, DGS. During 2011 the Company converted all of its own-operated Doggis’ stores to franchised stores and inaugurated 9 new franchised stores in 2011.

Currently, most of the Company’s operations are concentrated in southeastern Brazil. As of December 31, 2011, all point sales operated by the Company listed above were located at that region which provided 100.0% of total Net Revenues from Own-operated Restaurants for the year. In addition, from the total of 813 franchise-operated point of sales, 434 were located at the same region, providing 56.8% of Net Revenues from Franchisees.

Outside Brazil, the Bob’s brand is also present through franchise operations in Angola, Africa (five stores) and, since the last quarter of 2009, in Chile, South America (eight stores). These operations are not material to our overall results.

The Company manages and internally reports its operations in two segments: (1) own-stores operations (2) franchise operations. The following tables present the Company’s revenues, costs/expenses and operating income per segment:

R$ 000’	Results from own-stores operations
	Year Ended December 31,
	2011		2010		2009
Revenues	R$	170,249	R$	154,591	R$	146,875
Food, Beverage and Packaging		(58,043)		(53,075)		(51,720)
Payroll & Related Benefits		(33,929)		(34,161)		(33,787)
Restaurant Occupancy		(19,247)		(17,680)		(15,446)
Contracted Services		(16,878)		(18,534)		(16,768)
Depreciation and Amortization		(5,811)		(5,146)		(4,539)
Royalties charged		(6,221)		(4,962)		(3,537)
Other Store Costs and Expenses		(13,001)		(9,392)		(9,319)

Total Own-stores cost and expenses		(153,130)		(142,950)		(135,116)

Operating margin	R$	17,119	R$	11,641	R$	11,759

R$ 000’	Results from franchise operations
	Year Ended December 31,
	2011		2010		2009
Revenues	R$	35,223	R$	28,386	R$	24,647
Payroll & Related Benefits		(6,938)		(6,696)		(5,393)
Occupancy expenses		(1,107)		(796)		(709)
Travel expenses		(1,294)		(1,137)		(784)
Contracted Services		(1,291)		(976)		(715)
Other franchise cost and expenses		(1,074)		(1,113)		(1,018)

Total franchise cost and expenses		(11,704)		(10,718)		(8,619)

Operating margin	R$	23,519	R$	17,668	R$	16,028

Cost and expenses that are exclusively related to own-operated stores – even those incurred at the headquarters - are included in “Results from own-store operations”.

Cost and expenses that are exclusively related to franchisee-operated stores – even those incurred at the headquarters - are included in “Results from franchise operations”.

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

The Company also manages its business concerning each of the brands it operates. Own-stores operation conducted by the Company provided the following figures per brand:

R$ 000’	Results from Bob’s brand operations						Results from KFC’s brand operations
	Year Ended December 31,						Year Ended December 31,
	2011		2010		2009		2011		2010		2009
Revenues	R$	75,228	R$	72,104	R$	78,686	R$	25,615	R$	21,690	R$	18,868
Food, Beverage and Packaging		(29,800)		(26,851)		(29,272)		(9,705)		(7,975)		(7,293)
Payroll & Related Benefits		(14,854)		(16,656)		(18,523)		(5,970)		(5,465)		(4,617)
Occupancy expenses		(8,176)		(7,530)		(8,560)		(3,176)		(2,981)		(2,417)
Contracted Services		(7,198)		(7,866)		(9,124)		(3,025)		(3,239)		(2,393)
Depreciation and Amortization		(2,151)		(2,507)		(2,569)		(1,346)		(1,049)		(879)
Royalties charged		—		—		—		(1,750)		(1,070)		(555)
Other Store Costs and Expenses		(5,839)		(5,513)		(5,800)		(2,383)		(1,225)		(676)

Total Own-stores cost and expenses		(68,018)		(66,923)		(73,848)		(27,355)		(23,004)		(18,830)

Operating margin	R$	7,210	R$	5,181	R$	4,838	R$	(1,740)	R$	(1,314)	R$	38

Other allocated expenses:
Income Tax		(5,385)		(2,905)		—		(464)		452		—
Interest income (expense)		2,416		617		(2,220)		(103)		(154)		(331)
Impairment of assets		(165)		—		—		(605)		—		—

Operating margin less other alocated expenses	R$	4,076	R$	2,893	R$	2,618	R$	(2,912)	R$	(1,016)	R$	(293)

Other information per brand:
Total assets		64,323		73,719		62,271		14,333		15,373		13,253

R$ 000’	Results from Pizza Hut’s brand operations						Results from Doggis’ brand operations
	Year Ended December 31,						Year Ended December 31,
	2011		2010		2009		2011		2010		2009 *
Revenues	R$	68,107	R$	58,522	R$	48,764	R$	1,299	R$	2,275	R$	557
Food, Beverage and Packaging		(17,869)		(17,032)		(14,808)		(669)		(1,217)		(347)
Payroll & Related Benefits		(12,412)		(11,223)		(10,442)		(693)		(817)		(205)
Occupancy expenses		(7,447)		(6,680)		(4,377)		(448)		(489)		(92)
Contracted Services		(6,390)		(7,112)		(5,191)		(265)		(317)		(60)
Depreciation and Amortization		(2,065)		(1,362)		(1,059)		(249)		(228)		(32)
Royalties charged		(4,450)		(3,892)		(2,982)		(21)		—		—
Other Store Costs and Expenses		(4,667)		(2,496)		(2,798)		(112)		(158)		(45)

Total Own-stores cost and expenses		(55,300)		(49,797)		(41,657)		(2,457)		(3,226)		(781)

Operating margin	R$	12,807	R$	8,725	R$	7,107	R$	(1,158)	R$	(951)	R$	(224)

Other allocated expenses:
Income Tax		1,083		(2,944)		109		(51)		51		—
Interest income (expense)		(1,274)		(1,337)		(1,291)		(21)		5		—
Impairment of assets		(206)		—		—		(907)		—		—

Operating margin less other alocated expenses	R$	12,410	R$	4,444	R$	5,925	R$	(2,137)	R$	(895)	R$	(224)

Other information per brand:
Total assets		22,159		16,511		18,213		2,738		2,963		2,133

*	Doggi’s 2009 figures are comprised of four months, since its operations started on September 1, 2009.

Below we provide the segment information and its reconciliation to the Company’s income statement:

R$ 000’	Year ended December 31,
	2011		2010		2009
Bob’s operating income, less other allocated expenses	R$	4,076	R$	2,893	R$	2,618
KFC’s operating loss, less other allocated expenses		(2,912)		(1,016)		(293)
Pizza Hut’s operating income, less other allocated expenses		12,410		4,444		5,925
Doggis’ operating loss, less allocated expenses		(2,137)		(895)		(224)

Total operating income		11,437		5,426		8,026

Income from franchise operations		23,519		17,668		16,028

Unallocated Marketing Expenses		(4,326)		(5,054)		(4,092)
Unallocated Administrative Expenses		(31,993)		(28,074)		(21,298)
Unallocated Other Operating Expenses		(7,637)		(7,644)		(4,996)
Unallocated Net Revenues from Trade Partners		19,191		21,104		10,270
Unallocated Other income		2,130		2,198		3,098
Unallocated Net result of assets sold		310		7,367		1,225
Unallocated Interest Income (Expenses)		279		(737)		(1,040)
Unallocated income tax		(2,244)		(989)		(145)

Total Unallocated Expenses		(24,290)		(11,829)		(16,978)

NET INCOME (LOSS) BEFORE NON-CONTROLLING INTEREST		10,666		11,265		7,076