Form 10-Q
period 2012-03-31
BRAZIL FAST FOOD CORP
filed 2012-05-15
CIK 914537

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

Commission File Number: 000-23278

Brazil Fast Food Corp.

(Exact name of Registrant as specified in its charter)

Delaware	13-3688737
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Rua Voluntários da Pátria, 89-9° andar

Rio de Janeiro Brazil, CEP 22270-010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 15, 2012 there were 8,129,437 shares outstanding of the Registrant’s Common Stock, par value $0.0001.

ITEM 1.	FINANCIAL STATEMENTS.

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

Consolidated Balance Sheets – Assets (Unaudited)

(in thousands of Brazilian Reais, except share amounts)

	March 31,		December 31,
	2012		2011
	(unaudited)

CURRENT ASSETS:
Cash and cash equivalents	R$	24,129	R$	21,357
Inventories		3,139		3,985
Accounts receivable
Clients		4,974		5,660
Franchisees		13,341		12,247
Allowance for doubtful accounts		(801)		(801)
Advances to suppliers		2,023		1,500
Prepaid expenses		3,153		3,478
Receivables from properties sale (notes 4 and 5)		2,573		3,523
Other current assets		4,803		4,083

TOTAL CURRENT ASSETS		57,334		55,032

Other receivables and other assets (note 4)		11,062		10,862

Deferred tax asset, net		7,970		8,378

Goodwill		799		799

Property and equipment, net		34,531		31,342

Deferred charges, net		4,787		4,472

TOTAL ASSETS	R$	116,483	R$	110,885

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

Consolidated Balance Sheets – Liabilities and Shareholders’ Equity (Unaudited)

(in thousands of Brazilian Reais, except share amounts)

	March 31,		December 31,
	2012		2011
	(unaudited)

CURRENT LIABILITIES:
Notes payable	R$	10,726	R$	11,523
Accounts payable and accrued expenses		11,265		11,608
Payroll and related accruals		5,420		5,618
Taxes		3,931		5,020
Deferred income tax		1,241		1,262
Current portion of deferred income (note 7)		5,228		1,118
Current portion of contingencies and reassessed taxes		1,912		1,940

TOTAL CURRENT LIABILITIES		39,723		38,089

Deferred income, less current portion (note 7)		3,445		4,057

NOTES PAYABLE, less current portion		5,479		5,068

CONTINGENCIES AND REASSESSED TAXES, less current portion (note 6)		18,555		18,215

TOTAL LIABILITIES		67,202		65,429

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 5,000 shares authorized; no shares issued				—
Common stock, $.0001 par value, 12,500,000 shares authorized; 8,472,927 shares issued for both 2012 and 2011; and 8,129,437 shares outstanding for both 2012 and 2011		1		1
Additional paid-in capital		61,148		61,148
Treasury Stock (343,490 and 343,490 shares)		(2,060)		(2,060)
Accumulated Deficit		(12,692)		(16,092)
Accumulated comprehensive loss		(1,111)		(1,128)

TOTAL SHAREHOLDERS’ EQUITY		45,286		41,869

Non-Controlling Interest		3,995		3,587

TOTAL EQUITY		49,281		45,456

TOTAL LIABILITIES AND EQUITY	R$	116,483	R$	110,885

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

(in thousands of Brazilian Reais, except share amounts)

	Three Months Ended March 31,
	2012		2011

REVENUES
Net revenues from own-operated restaurants	R$	43,617	R$	40,146
Net revenues from franchisees		10,011		7,610
Revenues from supply agreements		6,591		6,792
Other income		320		397

TOTAL REVENUES		60,539		54,945

Store Costs and Expenses		(40,520)		(37,090)
Franchise Costs and Expenses		(3,079)		(2,568)
Marketing Expenses		(1,351)		(1,015)
Administrative Expenses		(8,602)		(7,768)
Other Operating Expenses		(1,398)		(1,629)
Net result of assets sold and impairment of assets		(44)		(2)

TOTAL OPERATING COST AND EXPENSES		(54,994)		(50,072)

OPERATING INCOME		5,545		4,873

Interest Income (Expense)		(139)		(44)

NET INCOME BEFORE INCOME TAX		5,406		4,829

Income taxes		(1,824)		(592)

NET INCOME BEFORE NON-CONTROLLING INTEREST		3,582		4,237

Net loss attributable to non-controlling interest		(182)		(7)

NET INCOME ATTRIBUTABLE TO BRAZIL FAST FOOD CORP.	R$	3,400	R$	4,230

NET INCOME PER COMMON SHARE
BASIC AND DILUTED	R$	0.42	R$	0.52

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING: BASIC AND DILUTED		8,129,437		8,134,586

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss (Unaudited)

(in thousands of Brazilian Reais)

	Three Months Ended March 31,
	2012		2011

NET INCOME ATTRIBUTABLE TO BRAZIL FAST FOOD CORP.	R$	3,400	R$	4,230
Other comprehensive income (loss):
Foreign currency translation adjustment		17		(32)

COMPREHENSIVE INCOME ATTRIBUTABLE TO BRAZIL FAST FOOD CORP.	R$	3,417	R$	4,198

There are no comprehensive income components attributable to non-controlling interest. Accordingly, the Consolidated Statements of Comprehensive Income (Loss) is stated with Net Income (Loss) attributable to Brazil Fast Food Corp.

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

Consolidated Statements of Changes In Shareholders’ Equity (Unaudited)

(in thousands of Brazilian Reais)

	Common Stock			Additional Paid-In		Treasury		Accumulated		Accumulated Comprehensive		Total Shareholders’		Non- Controlling		Total
	Shares	Par Value		Capital		Stock		(Deficit)		Loss		Equity		Interest		Equity

Balance, December 31, 2011	8,129,437	R$	1	R$	61,148	R$	(2,060)	R$	(16,092)	R$	(1,128)	R$	41,869	R$	3,587	R$	45,456

Non-Controlling Paid in Capital													—		226		226

Net Income	—		—		—		—		3,400		—		3,400		182		3,582

Acquisition of Company’s own shares			—		—		—		—		—		—		—		—

Cummulative translation adjustment	—		—		—		—		—		17		17		—		17

Balance, March 31, 2011	8,129,437	R$	1	R$	61,148	R$	(2,060)	R$	(12,692)	R$	(1,111)	R$	45,286	R$	3,995	R$	49,281

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(in thousands of Brazilian Reais)

	Three Months Ended March, 31
	2012		2011
CASH FLOW FROM OPERATING ACTIVITIES:
NET INCOME (LOSS) BEFORE NON-CONTROLLING INTEREST	R$	3,582	R$	4,237
Adjustments to reconcile net income to cash provided by (used in) operating activities:

Depreciation and amortization		1,768		1,779
(Gain) Loss on assets sold, net		44		2
Deferred income tax		387		(278)

Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable		(408)		1,705
Inventories		846		129
Prepaid expenses and other current assets		(198)		(104)
Other assets		(920)		(710)
(Decrease) increase in:
Accounts payable and accrued expenses		(343)		(2,767)
Payroll and related accruals		(198)		607
Taxes other than income taxes		(1,089)		(1,101)
Deferred income		3,498		5,284
Contingencies and reassessed taxes		312		(35)
Other liabilities		—		1

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES		7,281		8,749

CASH FLOW FROM INVESTING ACTIVITIES:
Additions to property and equipment		(5,343)		(1,397)
Proceeds from sale of property, equipment and deferred charges		977		1,164

CASH FLOWS USED IN INVESTING ACTIVITIES		(4,366)		(233)

CASH FLOW FROM FINANCING ACTIVITIES:
Acquisition of Company’s own shares		—		(119)
Non-Controlling Paid in Capital		226		878
Net Borrowings (Repayments) under lines of credit		(386)		(4,046)

CASH FLOWS USED IN FINANCING ACTIVITIES		(160)		(3,287)

EFFECT OF FOREIGN EXCHANGE RATE		17		(32)

NET INCREASE IN CASH AND CASH EQUIVALENTS		2,772		5,197

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD		21,357		16,742

CASH AND CASH EQUIVALENTS AT END OF PERIOD	R$	24,129	R$	21,939

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(in Brazilian Reais, unless otherwise stated)

NOTE 1 - FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements of Brazil Fast Food Corp. and its subsidiaries (together referred as “the Company”) have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial statements. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These unaudited consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Unless otherwise specified, all references in these financial statements to (i) “Reais” or “R$” are to the Brazilian Real (singular), or to Brazilian Reais (plural), the legal currency of Brazil, and (ii) “U.S. Dollars” or “$” are to United States dollars.

The balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The consolidated financial statements as of March 31, 2012 and for the three-month periods ended March 31, 2012 and 2010, included in this report, are unaudited. However, in management’s opinion, such consolidated financial statements reflect all normal recurring adjustments that are necessary for a fair presentation. The results for the interim periods are not necessarily indicative of trends or of results expected for the full year ending December 31, 2012.

The preparation of these financial statements requires the use of estimates and assumptions that reflect the assets, liabilities, revenues and expenses reported in the financial statements, as well as amounts included in the notes thereto. Management reviews its estimates periodically, including those related to depreciation, contingencies, income taxes and allowance for doubtful accounts. While the Company uses its best estimates and judgments, actual results could differ from those estimates as further confirming events occur. The Consolidated financial statements for the quarter ended March 31, 2011 have been restated to conform the current quarter’s presentation, as follows:

R$’000	Quarter ended March 31, 2011
	As previously reported		Reclassification	As currently reported
Store Costs and Expenses	R$	(37,954)	(864)	(37,090)
Administrative expenses		(6,904)	864	(7,768)

NOTE 2 - BUSINESS AND OPERATIONS

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

In 2011, three of the own-operated restaurants of Venbo were transferred to two newly affiliated companies, LM Comércio de Alimentos Ltda. and PCN Comércio de Alimentos Ltda., both subsidiaries of BFFC do Brasil, in order to enhance these three stores results through the inclusion of a minor partner directly responsible for the stores operation.

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

During 2011 Also, four of the own-operated restaurants of CFK in Sao Paulo were transferred to two newly affiliated companies, CFK São Paulo Comércio de Alimentos Ltda. (“CFK SP”) and MPSC Comércio de Alimentos Ltda. (“MPSC”). Both CFK SP and MPSC are newly affiliated companies and subsidiaries of BFFC do Brasil created in order to enhance these four stores results through the inclusion of two minor partners (one for each new affiliated) directly responsible for the stores operation.

Suprilog Logística Ltda. (“Suprilog”), which used to warehouse equipment and spare parts and provide maintenance services for our own-operated restaurants, changed its business purpose. FCK Comércio de Alimentos Ltda. (“FCK”, former Suprilog Logística Ltda.) is responsible for developing and expanding KFC chain in Brazil.

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

During 2012, Yum! Restaurants International (“YRI”) will directly manage its franchise business in Brazil, supporting both of its KFC and Pizza Hut businesses in Brazil from its Restaurant Support Center in São Paulo, which will be resourced to support the growth of both brands. See Note 11 to the consolidated financial statements contained herein.

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

NOTE 3 – CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of the following:

R$’000	March 31,		December 31,
	2012		2011
	R$		R$

Cash at point of sales		888		858
Cash with money collectors		367		460
Bank accounts		1,675		4,807
Investments funds		21,199		15,232

	R$	24,129	R$	21,357

Bank account figures are comprised of the amount of R$83,000 (R$476,000 in 2011) which is deposited in a financial institution located in the U.S.A. and the remaining balance in financial institutions located in Brazil.

(a) The Company invests its temporary overflow of cash in financial funds linked, in their majority, to fixed-income securities, with original maturities of less than three months.

NOTE 4 – OTHER RECEIVABLES AND OTHER ASSETS

Other receivables and other assets consist of the following:

	March 31,		December 31,
	2012 (unaudited)		2011
Receivables from franchisees - assets sold (a)	R$	315	R$	343
Judicial deposits (b)		8,736		8,528
Properties for sale (c)		1,152		1,135
Investment in BBS (Bobs - Chile) (d)		967		808
Other receivables		51		48

	R$	11,221	R$	10,862

(a)	Long term portion of receivables derived from selling of restaurants (fixed assets) to franchisees;
(b)	Deposits required by Brazilian court in connection to some legal disputes, also discussed at note 6;
(c)	Company sold its real estate properties as discussed at note 5. A portion of the sale was not finalized until March 31, 2012 and the Company recorded the carrying amount (cost of acquisition, net of accumulated depreciation) as property for sale (R$1,152). The amount of R$2,573,000 - stated as current asset in balance sheet - represents receivables from the property sale which was completed until December 31, 2011; and
(d)	Refers to the Company’s investment in a 20% capital interest in BBS (see note 2), recorded at cost. The observed market prices for this asset are not available and the Company has no sufficient information in order to develop its own assumptions for evaluating the fair value of such investment.

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

This transaction was conducted at fair value and resulted in sale proceeds of R$13.5 million on assets with carrying amount of R$6.4 million. Management prepared fair value estimates for these asset sales and in considered valuation reports of third-party real estate consultants.

By December 31, 2010, much of the transaction had already been concluded (seven of the eight properties transferred), for which reason the company accounted for a net gain of R$5.4 million (R$3.6 million, net of income taxes) recognized as income. Some legal issues have held up the sale of the one remaining property, though this is expected to be concluded in 2012, for an expected additional gain of approximately R$1.7 million (R$1.1 million, net of income taxes). The assets which were not transferred until March 31, 2012 were reclassified in the account Properties for sale (part of “Other receivable and other assets – see note 4) considering at their carrying amount (R$1.1 million).

The terms of the sale included a down-payment of approximately 20% of the total amount, with the balance to be paid in 24 monthly installments. The buyers also accepted certain conditions to protect the Company’s long-term interests, including the maintenance of existing rental agreements and loan guarantees. All payments due until March 31, 2012, (approximately R$9.0 million) were received by the Company. The short term portion of those receivables is classified as “Receivables from properties sale” and the long term portion is classified as part of “Other receivable and other assets”. The Company evaluates the status of those receivables and concluded that there are no issues with their collectability.

This transaction will enable the Company to reduce its debt and permit management to focus its attention on the core restaurant operations.

NOTE 6 – CONTINGENCIES AND REASSESSED TAXES

Liabilities related to tax amnesty programs and litigation consist of the following:

R$ 000’	March 31, 2012 (unaudited)			December 31, 2011
	Total Liability	Current Liability	Long Term Liability	Total Liability	Current Liability	Long Term Liability
Reassessed taxes
Federal taxes (REFIS IV)	4,233	1,912	2,321	4,121	1,940	2,181
Contingencies
REFIS IV	6,285	—	6,285	6,658		6,658
ISS tax litigation	7,860	—	7,860	7,666	—	7,666
Labor litigation	1,608	—	1,608	1,464		1,464
Property leasing and other litigation	481	—	481	246	—	246

TOTAL	20,467	1,912	18,555	20,155	1,940	18,215

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

These circumstances have the following impact on the company’s consolidated financial statements:

•	the liability relating to the financing of taxes, previously stated at R$10.0 million, has been raised to R$11.3 million, charged against other operating expenses, in the income statement;

•	the portion of the liability described above which Venbo is disputing has been reclassified from the reassessed taxes account to a contingency account;

•	as described above, Venbo’s total income tax credits that were used when the debt was consolidated was R$11.3 million;

According to the REFIS IV program, Venbo will pay 154 monthly installments of approximately R$47,300; 27 monthly installments of approximately R$111,700 and 2 monthly installments of approximately R$2,700, commencing in January 2012 with interest accruing at rates set by the Brazilian federal government, which is currently 8.5%p.y.

During the three months ended March 31, 2012, the Company paid approximately R$0.5 million (R$0.4 million in the same period of 2011) related to REFIS IV program.

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

As of March 31, 2012, the Company has deposited R$7.8 million (R$7.6 million in December 31, 2011, which is considered by the Company’s management, based on the opinion of its legal advisors, sufficient to cover the Company’s current ISS tax contingencies.

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

As of March 31, 2012 the Company accounted for labor related liabilities the amount of R$1.6 million (R$1.5 million in December 31, 2011), which is considered by Management, based on the opinion of its legal advisors, sufficient to cover the Company’s existing labor contingencies.

Other contingencies

As of March 31, 2012 the Company had other unresolved claims pending related to the former owner of Venbo, to franchisees or ex-franchisees, to owners of properties where the Company held lease contracts, to former employees and others, for which its legal advisors evaluated as possible and favorable outcome. For those claims no liability was recorded in the Company’s balance sheet as per the accounting practices.

NOTE 7 – DEFERRED INCOME

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

NOTE 8 – TREASURY STOCK

In the last quarter of 2004, the Company’s Board of Directors approved a stock repurchase plan involving the repurchase of as many as 200,000 shares of its own common stock. The plan’s goal is to optimize the cash generated in the United States, and the repurchase limit was increased by 200,000 shares on October 18, 2006.

During the first quarter of 2011, the Company repurchased 8,325 shares related to such plan. During the first quarter of 2012, the Company did not repurchase any share under the referred stock repurchase plan.

Up to March 31, 2012, the Company repurchased a total amount of 343,490 shares and the accumulated stock purchases totaled R$2.1 million. Those transactions are accounted for as a reduction of Paid in Capital and an increase in treasury stock, in the Shareholders’ Equity.

NOTE 9 – SEGMENT INFORMATION

The Company owns and operates, both directly and through franchisees, Bob’s chain, Brazil’s second largest fast food hamburger restaurant chain. The Company owns and operates, through its subsidiaries Venbo, LM and PCN, 38 points of sale under the Bob’s brand.

Since April 2007, the Company has operated the KFC brand in Brazil through its wholly-owned subsidiary, CFK. Presently, the Company owns and operates, through its subsidiaries CFK, CFK SP and MPSC, 8 stores in Rio de Janeiro under the trade name KFC.

Since December 1, 2008, the Company has operated the Pizza Hut brand in São Paulo, Brazil, through its subsidiary IRB. It currently operates 18 stores under the Pizza Hut brand.

Since September, 2008, the Company has operated the Doggis brand in Rio de Janeiro through its subsidiary, DGS. During 2011 the Company converted all of our own-operated Doggis’ stores to franchised stores and inaugurated 9 new franchised stores in 2011.

Currently, most of the Company’s operations are concentrated in southeastern Brazil. As of March 31, 2012, all point sales operated by the Company listed above were located at that region which provided 100.0% of total Net Revenues from Own-operated Restaurants for the year. In addition, from the total of 826 franchise-operated points of sales, 434 were located at the same region, providing 56.5% of Net Revenues from Franchisees.

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

The Company manages and internally reports its operations in two segments: (1) own-stores operations (2) franchise operations. The following tables present the Company’s revenues, costs/expenses and operating income per segment:

	00000000	00000000
R$ 000’	Results from own-stores operations
	Three months ended March 31,
	2012	2011
Net Restaurant Sales	43,617	40,146
Store Costs and Expenses
Food, Beverage and Packaging	(14,921)	(13,524)
Payroll & Related Benefits	(9,161)	(8,632)
Restaurant Occupancy	(5,920)	(4,755)
Contracted Services	(3,436)	(4,905)
Depreciation and Amortization	(1,491)	(1,569)
Royalties charged	(1,826)	(1,384)
Other Store Costs and Expenses	(3,765)	(3,185)

Total Store Costs and Expenses	(40,520)	(37,954)

Operating margin	3,097	2,192

	00000000	00000000
R$ 000’	Results from franchise operations
	Three months ended March 31,
	2012	2011
Net Franchise Revenues	10,011	7,610
Payroll & Related Benefits	(2,052)	(1,705)
Occupancy expenses	(347)	(243)
Travel expenses	(225)	(192)
Contracted Services	(116)	(196)
Other franchise cost and expenses	(339)	(232)

Total Franchise Costs and Expenses	(3,079)	(2,568)

Operating margin	6,932	5,042

Cost and expenses that are exclusively related to own-operated stores – even the ones incurred at the headquarters - are considered in the item “Results from own-store operations”.

Cost and expenses that are exclusively related to franchisee operated stores – even the ones incurred at the headquarters - are considered in the item “Results from franchise operations”.

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

The Company also manages its business concerning each of the brands it operates. Own-stores operation conducted by the Company provided the following figures per brand:

	Results from Bob’s brand operations				Results from KFC’s brand operations				Results from Pizza Hut’s brand operations				Results from Doggis’ brand operations
R$ 000’	Three months ended March 31,				Three months ended March 31,				Three months ended March 31,				Three months ended March 31,
	2012		2011		2012		2011		2012		2011		2012 (a)		2011

Revenues	R$	18,326	R$	18,285	R$	7,987	R$	6,214	R$	17,304	R$	14,936	R$	—	R$	711
Food, Beverage and Packaging		(7,176)		(6,816)		(3,034)		(2,338)		(4,711)		(3,992)		—		(378)
Payroll & Related Benefits		(3,967)		(4,033)		(1,841)		(1,497)		(3,353)		(2,828)		—		(273)
Occupancy expenses		(2,482)		(1,950)		(1,496)		(814)		(1,942)		(1,812)		—		(180)
Contracted Services		(1,145)		(2,035)		(579)		(907)		(1,712)		(1,829)		—		(134)
Depreciation and Amortization		(502)		(592)		(409)		(296)		(579)		(625)		—		(56)
Royalties charged		—		—		(699)		(402)		(1,127)		(982)		—		—
Other Store Costs and Expenses		(1,465)		(1,719)		(997)		(561)		(1,304)		(850)		—		(55)

Total Own-stores cost and expenses		(16,737)		(17,145)		(9,055)		(6,815)		(14,728)		(12,918)		—		(1,076)

Operating margin	R$	1,589	R$	1,140	R$	(1,068)	R$	(601)	R$	2,576	R$	2,018	R$	—	R$	(365)

Below we provide the segment information and its reconciliation to the Company’s income statement:

R$ 000’	Three months ended March 31,
	2012		2011
Bob’s Operating Income	R$	1,589	R$	1,140
KFC’s Operating Loss		(1,068)		(601)
Doggi’s Operating Loss		—		(365)
Pizza Hut’s Operating Income		2,576		2,018

Total Operating Income		3,097		2,192

Income from franchise operations		6,932		5,042

Unallocated Marketing Expenses		(1,351)		(1,015)
Unallocated Administrative Expenses		(8,602)		(6,904)
Unallocated Other Operating Expenses		(1,121)		(1,419)
Unallocated Net Revenues from Trade Partners		6,591		6,792
Unallocated Other income		320		397
Unallocated Depreciation and Amortization		(277)		(210)
Unallocated Net result of assets sold and impairment of assets		(44)		(2)
Unallocated Interest Expenses		(139)		(44)

Total Unallocated Expenses		(4,623)		(2,405)

NET INCOME BEFORE INCOME TAX		5,406		4,829

NOTE 10 – SUBSEQUENT EVENTS

On May 3, 2012, Brazil Fast Food and YRI announced the satisfactory completion of the first phase of their efforts to expand the KFC brand in Brazil, pursuant to which the Company was engaged to provide franchise support services to KFC franchisees and to develop the KFC brand, upon its reentry into Brazil.

Beginning in May 2012, YRI will directly manage its franchise business in Brazil, supporting both of its KFC and Pizza Hut businesses in Brazil from its Restaurant Support Center in São Paulo, which will be resourced to support the growth of both brands.

YRI and BFFC will remain close partners as BFFC will continue to contribute to the development of YRI’s brands as a KFC franchisee focused in Rio de Janeiro and São Paulo and as a Pizza Hut franchisee with operations in the São Paulo metropolitan area. In addition, BFFC will continue developing the other brands in its portfolio, including Bob’s and Doggis, as well as potentially other new brands in the future.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis (“MD&A”) is intended to help readers understand the results of the Company’s operations, its financial condition and cash flows. The MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to the financial statements.

Special Note about Forward-Looking Statements

Certain statements in the Management’s Discussion and Analysis (“MD&A”) other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the company’s Annual Report on Form 10-K for the year ended December 31, 2011. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

OUR BUSINESS

References to “we”, “us” or the “Company” are to Brazil Fast Food Corp.

Our Company was incorporated in Delaware in 1992.

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

In 2008, we reached an agreement with Restaurants Connection International Inc. (“RCI”) to acquire, through its wholly-owned holding subsidiary, BFFC do Brasil, 60% of Internacional Restaurantes do Brasil (“IRB”), which operates Pizza Hut restaurants in the city of São Paulo as a Yum! Brands franchisee. The remaining 40% of IRB is held by another Brazilian company of which IRB’s current CEO is the main stockholder. IRB also operates a coffee concept brand called “In Bocca al Lupo”, which is present as a “corner” operation, inside Pizza Hut stores.

Also in 2008, we reached an agreement with Gastronomía & Negocios Sociedad Anonima (“G&N”, formerly Grupo de Empresas Doggis Sociedad Anonima), the leading food service company in Chile. By this agreement, BFFC do Brasil would establish a Master Franchise to manage, develop and expand the Doggis hot-dog chain in Brazil through own-operated restaurants and franchisees and G&N would establish a Master Franchise to manage, develop and expand the Bob’s hamburger chain in Chile through own-operated restaurants and franchisees. The Master Franchise established in Brazil was named DGS Comercio de Alimento S.A. (“DGS”) and the Master Franchise established in Chile was named BBS S.A. (“BBS”). BFFC do Brasil has 20% of BBS and G&N has 20% of DGS.

We have five Bob’s franchised restaurants in Luanda, the capital of Angola; although we have been receiving royalties attributable to this operation, the total amount received is not relevant to our operations. We also have eight Bob’s franchised restaurants in Chile owned by BBS. The figures are also not material in our consolidated financial statements but they are disclosed in special notes in the financial chapters of this Form 10-Q for the three months ended March 31, 2012.

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

Subsequent Events

Beginning in May 2012, Yum! Restaurants International (“YRI”) will directly manage its franchise business in Brazil, supporting both of its KFC and Pizza Hut businesses in Brazil from its Restaurant Support Center in São Paulo, which will be resourced to support the growth of both brands. See Note 11 to the consolidated financial statements contained herein for more information.

On May 3, 2012, Brazil Fast Food and YRI announced the satisfactory completion of the first phase of their efforts to expand the KFC brand in Brazil, pursuant to which the Company was engaged to provide franchise support services to KFC franchisees and to develop the KFC brand, upon its reentry into Brazil. Brazil Fast Food and YRI will remain close partners as the Company will continue to contribute to the development of YRI’s brands as a KFC franchisee focused in Rio de Janeiro and São Paulo and as a Pizza Hut franchisee with operations in the São Paulo metropolitan area.

RESULTS OF OPERATIONS - COMPARISON OF QUARTERS ENDED MARCH 31, 2012 AND 2011

(Amount in thousand of Brazilian Reais)

The following table sets forth the statement of operations for quarters ended March 31, 2012 and 2011. All the operating figures are stated as a percentage of total net revenues. However, the details of store costs and expenses and franchise expenses also include these figures as a percentage of net revenues from own-operated restaurants and net franchise revenues, respectively.

R$ 000’	3 Months Ended March 31, 2012%			3 Months Ended March 31, 2011%
REVENUES
Net Revenues from Own-operated Restaurants	R$	43,617	72.0%	R$	40,146	73.1%
Net Revenues from Franchisees		10,011	16.5%		7,610	13.9%
Revenues from Special Agreements		6,591	10.9%		6,792	12.4%
Other Income		320	0.5%		397	0.7%

TOTAL REVENUES		60,539	100.0%		54,945	100.0%
OPERATING COST AND EXPENSES
Store Costs and Expenses		(40,520)	-66.9%		(37,900)	-67.5%
Franchise Costs and Expenses		(3,079)	-5.1%		(2,568)	-4.7%
Marketing Expenses		(1,351)	-2.2%		(1,015)	-1.8%
Administrative Expenses		(8,602)	-14.2%		(7,768)	-14.1%
Other Operating Expenses		(1,398)	-2.3%		(1,629)	-3.0%
Net result of assets sold and impairment of assets		(44)	-0.1%		(2)	0.0%

TOTAL OPERATING COST AND EXPENSES		(54,994)	-90.8%		(50,072)	-91.1%

OPERATING INCOME		5,545	9.2%		4,873	8.9%

Interest Income (Expense)		(139)	-0.2%		(44)	-0.1%

NET INCOME BEFORE INCOME TAX		5,406	8.9%		4,829	8.8%

Income taxes		(1,824)	-4.2%		(592)	-1.5%

NET INCOME BEFORE NON-CONTROLLING INTEREST		3,582	8.2%		4,237	10.6%

Net loss attributable to non-controlling interest		(182)	-0.4%		(7)	0.0%

NET INCOME ATTRIBUTABLE TO BRAZIL FAST FOOD CORP.		3,400	7.8%		4,230	10.5%

Net Revenues from Own-Operated Restaurants

Net restaurant sales for the company-owned retail outlets increased by R$3.5 million, or 8.6%, to R$43.6 million for the quarter ended March 31, 2012, as compared to R$40.1 million for the quarter ended March 31, 2011.

The breakdown of net revenues from the Company’s own restaurants and the percentage change from quarter to quarter is as follows:

	Net revenues from own-operated restaurants
	3 Months Ended March 31,		Increase (Decrease)	3 Months Ended March 31,
Brand	2012		%	2011

Bob’s	R$	18,326	0.2%	R$	18,285
KFC		7,987	28.5%		6,214
IRB - Pizza Hut		17,304	15.9%		14,936
DOGGIS		—	-100.0%		711

Consolidated Net Revenues	R$	43,617	8.6%	R$	40,146

Based on the criterion of same store sales, which only includes stores that have been open for more than one year, Bob’s net restaurant sales in the three months ended March 31, 2012 were 8.0% higher than in the same three-month period in 2011. However, Bob’s overall sales decreased due to the reduction in the number of points of sale (from 40 in March 31, 2011 to 38 at March 31, 2012).

Under the criterion of same store sales, net restaurant sales saw an approximately 8.5% increase for the KFC brand between the three months ended March 31, 2012 and the equivalent period in 2011. Such increase is due to actions improving delivery business, and mailing and web sales and promotions, such as R$1.00 ice cream and family combos. However, KFC’s overall sales decreased due to the reduction in the number of points of sale (from 10 in March 31, 2011 to 8 at March 31, 2012).

During 2011 the Company converted all of our own-operated Doggis’ stores to franchised stores. For this reason the Company’s results for the three months ended March 31, 2012 do not disclose any Doggis’ restaurant sales in 2012.

The decrease in the number of Bob’s, KFC and DGS’s point of sales reflects the company’s strategy to limit its direct operations to its most profitable outlets and to focus on growing its franchise network.

Under the criterion of same store sales, Pizza Hut’s net restaurant sales increased by approximately 14.9% between the three–month period ended March 31, 2012 and the equivalent period of 2011. Pizza Hut’s sale increase is attributable to (i) review alteration of the menus including products and product combinations and selling prices; (ii) the design of specific actions to selected restaurants; (iii) co-branding deals with Nestle, Mars and Hershey’s products (iv) discounted prices during Monday to Thursday; and (v) implementation of an all-you-can-eat-system on selected restaurants on Mondays. The increase of sales is also attributable to an to the increase in the number of point of sales (from 17 at March 31, 2011 to 18 at March 31, 2012).

Net Franchise Revenues

Net franchise revenues are comprised of initial fees (due upon the signing of a new franchise contract) and royalty fees (a percentage on sales paid by stores operated by franchisees), as set forth below:

R$’000	3 months ended March, 31
	2011	2010

Net Franchise Royalty Fees	8,867	6,696
Initial Fee	1,144	914

Net Franchise Revenues	10,011	7,610

Net franchise revenues increased R$2.4 million, or 31.6%, to R$10.1 million for the three months ended March 31, 2012 as compared to R$7.6 million for the three months ended March 31, 2011.

This increase is attributable to the growth of the Company’s franchise business from 709 retail outlets as of March 31, 2011 to 826 as of March 31, 2012.

Currently, the Bob’s brand accounts for most of the franchise activity.

Alongside the royalty fees and initial fees, the Company receives marketing contributions from its franchisees, which are designed to finance corporate marketing investments and are accounted for as discussed in “Marketing Expenses,” which is presented later in this MD&A.

Revenue from Trade Partners and Other Income

We regularly negotiate commercial agreements with leading suppliers to benefit all restaurant chains under our management. We negotiate, through a specialized third party company, with suppliers of equipment, appliances, packaging, cleaning material and uniforms targeting the constant modernization of our chains, including development of new equipments and appliances, their regulatory and visual identification adequacy and reduced costs. We also negotiate with beverage and food suppliers, but due to exclusive formulas, those negotiations require confidentiality agreements and extended time for analysis and conclusion. We strategically decide whether to use one or more suppliers for each product and negotiate a monthly performance bonus which will depend on the product sales volume to our chains.

The Company settles agreements with beverage and food suppliers and for each product, the Company negotiates a monthly performance bonus which will depend on the product sales volume to its chains (including both own-operated and franchise operated). The performance bonus can be paid monthly or in advance (which are estimated), depending on the agreement terms negotiated with each supplier. The performance bonus is recognized as a credit in the Company’s income statement (under “revenues from trade partners”). Such revenue is recorded when cash from vendors is received, since it is difficult to estimate the receivable amount and significant doubts about its collectability exists until the vendor agrees with the exact bonus amounts.

The rise in the number of franchisees, from 709 on March 31, 2011 to 826 on March 31, 2012, together with the expansion of the multi-brand concept, has given the Company’s management greater bargaining power with its suppliers.

In addition, the growth of the franchisee chain has boosted the volume of purchases made from suppliers. According to the terms of its Trade Partner Agreements, this means the Company has benefited from volume-related performance bonuses from its suppliers.

Other income is mainly comprised of lease of Company’s properties and nonrecurring gains.

Store Costs and Expenses

Store costs and expenses represented (66.9%) and (69.1%) of total revenues for the quarters ended March 31, 2012 and 2011, respectively.

Analyzed as a segment (own-store operations), the respective store costs and expenses for own-operated restaurants as a percentage of net revenues can be seen below:

R$ 000’	3 Months Ended March 31, 2012%		3 Months Ended March 31, 2011%
STORE RESULTS

Net Revenues from Own-operated Restaurants	43,617	100.0%	40,146	100.0%
Store Costs and Expenses
Food, Beverage and Packaging	(14,921)	-34.2%	(13,524)	-33.7%
Payroll & Related Benefits	(9,161)	-21.0%	(8,632)	-21.5%
Restaurant Occupancy	(5,920)	-13.6%	(4,755)	-11.8%
Contracted Services	(3,436)	-7.9%	(4,905)	-12.2%
Depreciation and Amortization	(1,491)	-3.4%	(1,569)	-3.9%
Royalties charged	(1,826)	-4.2%	(1,384)	-3.4%
Other Store Costs and Expenses	(3,765)	-8.6%	(3,185)	-7.9%
Total Store Costs and Expenses	(40,520)	-92.9%	(37,954)	-94.5%

STORE OPERATING INCOME	3,097	7.1%	2,192	5.5%

Food, Beverage and Packaging Costs

The table below sets forth the cost of food per brand and its respective percentage of revenues:

R$’000	3 Months ended March 31, 2012					3 Months ended March 31, 2011
Brand	Revenues		Cost of Food		%	Revenues		Cost of Food		%

Bob’s	R$	18,326	R$	(7,176)	-39.2%	R$	18,285	R$	(6,816)	-37.3%
KFC		7,987		(3,034)	-38.0%		6,214		(2,338)	-37.6%
IRB - Pizza Hut		17,304		(4,711)	-27.2%		14,936		(3,992)	-26.7%
DOGGIS		—		—	—		711		(378)	-53.2%

Consolidated	R$	43,617	R$	(14,921)	-34.2%	R$	40,146	R$	(13,524)	-33.7%

The overall increase in the cost of food, beverages and packaging as a percentage of Net Revenues from Own-Operated Restaurants from 2011 to 2012 was mainly due a review of sales prices which derived lower margins. Also, the cost of food increased due to a higher purchase price of some raw materials used at Bob’s and KFC, such as bread and packaging products, and used at Pizza Huts such as cheese and soft drinks. This increase was partially offset by a reduction in the purchase price of other important products, like rice, beans and french fries at KFC, and ice-cream, french fries and hamburger at Bobs.

Payroll & Related Benefits

The table below sets forth the payroll costs per brand and its respective percentage of revenues:

R$’000	3 Months ended March 31,2012					3 Months ended March 31,2011
Brand	Revenues		Payroll		%	Revenues		Payroll		%

Bob’s	R$	18,326	R$	(3,967)	-21.6%	R$	18,285	R$	(4,033)	-22.1%
KFC		7,987		(1,841)	-23.0%		6,214		(1,497)	-24.1%
IRB - Pizza Hut		17,304		(3,353)	-19.4%		14,936		(2,828)	-18.9%
DOGGIS		—		—	—		711		(274)	-38.5%

Consolidated	R$	43,617	R$	(9,161)	-21.0%	R$	40,146	R$	(8,632)	-21.5%

The Payroll & Related Benefits costs as a percentage of Net Revenues from Own-Operated Restaurants remained at the same level for the quarterly period ended March 31, 2012 as compared to the same period in 2011.

Restaurant Occupancy Costs and Other Expenses

The table below sets forth the occupancy costs per brand and its respective percentage of revenues:

R$’000	3 Months ended March 31, 2012					3 Months ended March 31, 2011
Brand	Revenues		Occupancy		%	Revenues		Occupancy		%

Bob’s	R$	18,326	R$	(2,482)	-13.5%	R$	18,285	R$	(1,950)	-10.7%
KFC		7,987		(1,496)	-18.7%		6,214		(814)	-13.1%
IRB - Pizza Hut		17,304		(1,942)	-11.2%		14,936		(1,812)	-12.1%
DOGGIS		—		—	—		711		(179)	-25.2%

Consolidated	R$	43,617	R$	(5,920)	-13.6%	R$	40,146	R$	(4,755)	-11.8%

The increase in restaurant occupancy costs and other expenses as a percentage of Net Revenues from Own-Operated Restaurants is mainly due to higher store rents, as the rent agreements were adjusted, per their terms, by the IGP-M inflation index, which was 3.3% p.y.

Contracted Services

The table below sets forth the contracted service costs per brand and its respective percentage of revenues:

R$’000	3 Months ended March 31, 2012					3 Months ended March 31, 2011
Brand	Revenues		Services		%	Revenues		Services		%

Bob’s	R$	18,326	R$	(1,145)	-6.2%	R$	18,285	R$	(1,171)	-11.1%
KFC		7,987		(579)	-7.2%		6,214		(907)	-14.6%
IRB - Pizza Hut		17,304		(1,712)	-9.9%		14,936		(1,829)	-12.2%
DOGGIS		—		—	—		711		(134)	-18.8%

Consolidated	R$	43,617	R$	(3,436)	-7.9%	R$	40,146	R$	(4,905)	-12.2%

The main reason for the reduction in expenses related to contracted services as a percentage of net revenues from own-operated restaurants were due to reductions in maintenance, delivery and utilities costs as well as the reduction in the number of point of sales.

Depreciation and Amortization (Stores and Headquarters)

Depreciation and amortization nominal costs remained at the same level for the quarterly period ended March 31, 2012 as compared to the same period in 2011.

Other Store Cost and Expenses

Other store cost and expenses expressed as a percentage of net revenues from own-operated restaurants increased from the quarter ended March 31, 2011 to the same period ended March 31, 2012 mainly due to increase of office and cleaning materials cost which were partially offset by selling expenses attributable to own-operated restaurants.

Franchise Costs and Expenses

As a percentage of Total Revenues, Franchise Costs and Expenses were (5.1%) and (4.7%) for the quarters ended March 31, 2012 and 2011, respectively.

Analyzed as a segment (franchise operations), franchise costs and expenses had the following behavior against net franchise revenues:

R$ 000’	Results from franchise operations
	Three months ended March 31,
	2012	%	2011	%

Net Franchise Revenues	9,783	100.0%	7,610	100.0%
Payroll & Related Benefits	(2,052)	-21.0%	(1,705)	-22.4%
Occupancy expenses	(347)	-3.5%	(243)	-3.2%
Travel expenses	(225)	-2.3%	(192)	-2.5%
Contracted Services	(116)	-1.2%	(196)	-2.6%
Other franchise cost and expenses	(339)	-3.5%	(232)	-3.0%

Total Franchise Costs and Expenses	(3,079)	-31.5%	(2,568)	-33.7%

Operating margin	6,704	68.5%	5,042	66.3%

Franchise costs and expenses expressed as a percentage of net franchise revenues were approximately (31.5%) and (33.7%) for the three months ended March 31, 2012 and 2011, respectively. The Company managed to increase its Franchise Revenues in 2012, keeping its franchise department almost at the same size. Accordingly, despite the slight nominal increase in franchise expenses during the first three months of 2012, there was an optimization of them since franchise revenues had greater growth in the same period.

Marketing, General and Administrative Expenses

Marketing Expenses

Bob’s Brand

According to our franchise agreements, the Bob’s marketing fund dedicated to advertising and promotion is comprised of financial contributions paid by the franchisees and own-operated restaurants. The Company manages the fund which must be used for common interest of the Bob’s chain through the best efforts of our marketing department to increase restaurant sales.

The marketing amounts due from franchisees are billed monthly and recorded on an accrual basis. A corresponding amount is recorded as a liability.

In general, Bob’s franchisees contribute monthly 4.0% of their monthly gross sales to the Bob’s marketing fund. Since 2006, we have also contributed 4.0% of our gross sales from own-operated restaurant monthly gross sales (sales derived from special events are not subject to such contribution). These contributions may be deducted from our marketing department expenses if previously agreed with our franchisees. However, total marketing investments may be greater than 4.0% of combined sales if a supplier makes an extra contribution (joint marketing programs) or if we use more of our own resources on marketing, advertising and promotions.

We primarily invest the Bob’s marketing fund resources in nationwide advertising programs (commercials or sponsorship on TV, radio and outdoors). Our franchisees may also invest directly in advertising and promotions for their own stores, with our consent.

The Bob’s marketing fund resources are not required to be invested during the same month or year that they were received, but must be used in subsequent periods.

Periodically, we meet with the Bob’s Franchisee Council, a council formed by and consisting of, elected Bob’s franchisees with the objective to participate in some of the Bob’s chain’s affairs, to divulge the marketing fund accounts in a report that is similar to a cash flow statement. This statement discloses the marketing contributions received and the marketing expenses, both on a cash basis.

The balance of any resources from the marketing fund that is not spent is recognized as accrued accounts payable and totaled R$1.8 million as of March 31, 2012 (as compared to R$3.1 million as of December 31, 2011). This balance represents contributions made by Venbo and franchisees that have not yet been used in campaigns.

The marketing fund expenses on advertising and promotions are recognized as incurred expenses. Total marketing investments financed by the marketing fund amounted to R$12.1 million for the three-month periods ended March 31, 2012, (as compared to R$7.8 million for the three-month period then ended March 31, 2011).

KFC and Pizza Hut Brands

We contribute 0.5% of KFC’s and Pizza Hut’s monthly net sales into a marketing fund managed by YUM! Brands - Brazil. In addition, the Company is also committed to investing 5.0% of KFC’s and Pizza Hut’s monthly net sales in local marketing and advertising.

The marketing expenses on KFC and Pizza Hut advertising and promotions are recognized as incurred and amounted to R$3.6 million and R$2.1 million for the three-month periods ended March 31, 2012 and 2011, respectively.

Doggis Brand

We are committed to investing at least 4% of the Doggis restaurant sales in local marketing expenses. There is no contribution to a marketing fund.

Local marketing expenses on Doggis advertising and promotions are recognized as incurred and amounted to R$0.1 million for both three-month periods ended March 2012 and 2011.

As a percentage of total revenues, marketing expenses were approximately (2.2%) and (1.8%) for the three month periods ended March 31, 2012 and 2011, respectively.

General and Administrative Expenses

As a percentage of total revenues, general and administrative expenses were approximately (14.2%) and (12.6%) for the three months ended March 31, 2012 and 2011, respectively.

This nominal increase is attributable to outsourcing of various positions at our finance department, deriving labor severance costs, increase of salaries due to union agreements, as well as increase of administrative personnel in order to support the Company’s growth. However, administrative expenses expressed as a percentage of Total revenues, kept at the same level from 2011 and 2012.

Other Operating Expenses

Other operating expenses are mainly comprised of uncollectible receivables, depreciation, preopening and non recurring expenses. Other operating expenses expressed as a percentage of Total Revenues were (2.3%), for the three months ended March 31, 2012 and (3.0%) for the three months ended March 31, 2011.

The following table sets forth the breakdown of Other Operating Expenses:

	Three months ended
R$ 000’	March 31,
	2012		2011
Uncollectable receivables	R$	(21)	R$	272
Depreciation of Headquarters’ fixed assets		(277)		(210)
Non-recurring logistics expenses		—		(1,150)
Accruals for contingencies		(626)		(301)
Preopening and other expenses		(474)		(240)

	R$	(1,398)	R$	(1,629)

Impairment of Assets and Net Result of Assets Sold

The Company reviews its fixed assets in accordance with guidance on the impairment or disposal of long-lived assets in the Property Plant and Equipment Topic of the FASB ASC 360.

During the quarters ended March 31, 2012 and 2011, the Company’s review in accordance with FASB ASC 360, resulted in no charge to the income statement.

Interest Expense, net

Interest expense as a percentage of Total Revenues remained constant from 2011 to 2012.

Income Taxes

As a percentage of net restaurant sales, income taxes were approximately (4.2)% and (1.5)% for the three months ended March 31, 2012 and 2011, respectively.

From January, 2007 to December 2011 the Company recorded tax credits derived from its restructuring, completed on December 31, 2006, when all of the Company’s businesses in Brazil started to be consolidated through BFFC do Brasil. Since this credit extinguished at the end of 2011, income tax expenses increased from the first quarter of 2011 to the same period in 2012.

LIQUIDITY AND CAPITAL RESOURCES (Amounts in thousand of Brazilian reais)

A) Introduction

Since March 1996, we have funded our cumulative operating losses of approximately R$12.7 million and made acquisitions of businesses and capital improvements (including the refurbishment of some of the Company’s stores), for which we used cash remaining at the closure of our acquisition of Venbo, borrowed funds from various sources, and made private placements of our securities. As of March 31, 2012, we had cash on hand of approximately R$24.0 million - which included a R$21.2 million investment in cash equivalent - and a working capital of approximately R$17.6 million.

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

Since the last quarter of 2008, when we increased our bank debt position in order to fund the acquisition of IRB, the expansion of the KFC stores and the startup of the Doggis brand, these transactions brought the Company’s working capital back into negative territory. After a sequence of positive results (operating income in the years of 2009, 2010 and 2011, as well as in the first quarter of 2012) the Company returned to positive working capital.

For the quarter ended March 31, 2012, we had net cash provided by operating activities of R$7.2 million (R$8.7 million in 2011), net cash used in investing activities of R$4.4 million (R$0.2 million in 2011) and net cash used by financing on activities of R$0.2 million (used R$3.2 million in 2011). Net cash used in investing activities was primarily the result of the Company’s investment in property and equipment to improve Company’s retail operations, mainly setting up new own-operated KFC and Pizza Hut stores. Net cash used in financing activities was mainly the result of repayments of borrowings from financial institutions to fund the IRB acquisition.

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

B) Debt Obligation - financial institutions

As of March 31 2012, we had the following debt obligations with financial institutions:

R$ 000’	March 31,		December 31,
	2012 (unaudited)		2011
Revolving lines of credit (a)	R$	15,726	R$	16,054
Other loan (b)		479		537

		16,205		16,591

Less: current portion		(5,479)		(12,972)

	R$	10,726	R$	3,619

At March 31, 2012, future maturities of notes payable are as follows:

R$ 000’
Remaining 2012	R$	11,285
2013		1,236
2014		1,236
2015		1,236
2016		1,213

	R$	16,205

(a) Part of this debt (R$10.7 million) is due on demand from two Brazilian financial institutions at interest of approximately 14.0%p.y. Another portion (R$5.0 million) is payable to a Brazilian financial institution in 51 installments of R$92,600 (commencing on June 2012 and ending on November, 2016), plus interests of 13.5%p.y. All debts of this category are collateralized by certain officers and receivables.

(b) The debt was comprised of a lease facility with one private Brazilian institution for the funding of store equipment; final repayment was in October, 2011.

(c) Other loan was mainly comprised of loan taken out with UBS Pactual related to the acquisition of the Pizza Hut business in Brazil. This debt was fully repaid during 2011. The remaining debt is comprised of equipment financing with a Brazilian Government Bank (BNDES) and is due in 48 installments, with interests of 12.3% a.a.

The carrying amount of notes payable approximates fair value at March 31, 2012 because they are at market interest rates.

C) Debt Obligation - taxes

Over the past ten years, the Brazilian government has launched four amnesty programs for domestic companies to pay off tax in arrears. To apply to each program, the companies had to abandon any litigation that they may have started against the Brazilian government, and to take on the liability under dispute in such litigation. In exchange, the amnesty programs guaranteed discounts of these tax debts and gave companies the opportunity to pay these debts at low interest rates over periods of time that could exceed ten years.

Venbo had outstanding tax debts from 1999, 2000 and 2002 and, as a consequence, applied for the four amnesty programs. Venbo’s administration believed that the government had incorrectly calculated its tax liabilities in each of the amnesty program, and until September 2009, Venbo had been discussing this matter with the Brazilian government on an administrative level.

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

These circumstances have the following impact on the company’s consolidated financial statements:

•	the liability relating to the financing of taxes, previously stated at R$10.0 million, has been raised to R$11.3 million, charged against other operating expenses, in the income statement;

•	the portion of the liability described above which Venbo is disputing has been reclassified from the reassessed taxes account to a contingency account;

•	as described above, Venbo’s total income tax credits that were used when the debt was consolidated was R$11.3 million;

According to the REFIS IV program, Venbo will pay 154 monthly installments of approximately R$47,300; 27 monthly installments of approximately R$111,700 and 2 monthly installments of approximately R$2,700, commencing in January 2012 with interest accruing at rates set by the Brazilian federal government, which is currently 8.5%p.y.

During the three months ended March 31, 2012, the Company paid approximately R$0.5 million (R$0.4 million in the same period of 2011) related to the REFIS IV program.

D) Other Obligations

We also have long-term contractual obligations in the form of operating lease obligations related to the Company’s own-operated stores.

The future minimum lease payments under those obligations with initial or remaining noncancelable lease terms in excess of one year at March 31, 2012 are as follows:

R$ 000’
Fiscal Year	Contractual Leases

Remaining 2012	R$	13,233
2013		13,164
2014		11,238
2015		5,579
2016		3,909
Thereafter		8,382

	R$	55,505

Rent expense was R$4.6 million for the quarter ended March 31, 2012 (as compared to R$3.5 million during the same period in 2011).

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

We estimate that our capital expenditure for the remaining fiscal year of 2012 to be used for maintaining and upgrading our current restaurant network, making new investments in restaurant equipment, and expanding the KFC, Pizza Hut and Doggis chains in Brazil through own-operated stores, will come to approximately R$10.0 million. In 2012, we intend to focus our efforts on expanding both the number of our franchisees and the number of our franchised retail outlets, neither of which are expected to require significant capital expenditure. In addition, the expansion will provide income derived from initial fees charged on new franchised locations.

As discussed above, we have contractual obligations in different forms. The following table summarizes our contractual obligations and financial commitments, as well as their aggregate maturities.

R$ 000’
Fiscal Year	Contractual Leases		Fiscal debt (REFIS IV)		Loans Payable		Total

Remaining 2012	R$	13,233	R$	1,434	R$	11,285	R$	25,952
2013		13,164		1,912		1,236		16,312
2014		11,238		1,912		1,213		14,363
2015		5,579		1,912		—		7,491
2016		3,909		1,912		—		5,821
Thereafter		8,382		1,434		—		9,816

	R$	55,505	R$	10,518	R$	13,734	R$	79,757

Lease obligations are usually adjusted to keep in line with inflation, which is currently at 3.3% p.y. Fiscal debts are payable with interest, the rates of which are discussed in letter C above. All the amounts disclosed in the previous tables include interest incurred up to March 31, 2012 on an accrual basis.

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

•	the continuation of motivational programs and menu expansions to meet consumer needs and wishes;

•	the improvement and upgrade of our IT system;

•	the negotiation with suppliers in order to obtain significant agreements in long term supply contracts; and

•	the renegotiation of past due receivables with franchisees.

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

We annually review our financial reporting and disclosure practices and accounting policies to ensure that they provide accurate and transparent information relative to the current economic and business environment. We believe that of our significant accounting policies (See the Notes to Consolidated Financial Statements or summary of significant accounting policies more fully disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011 in pages F-8 through F-51), the following involve a higher degree of judgment and/or complexity.

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

As of March 31, 2012 the Company has approximately 248 franchisees that operate approximately 826 points of sales. A few of them may undergo financial difficulties in the course of their business and may therefore fail to pay their monthly royalty fees.

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

Impairment or Disposal of Long-lived assets

The Company adopted guidance on the impairment or disposal of long-lived assets in the FASB ASC Topics Property Plant and Equipment and Intangibles Other than Goodwill, which require that an impairment loss shall be recognized if the carrying amount of a long-lived asset is not recoverable and its carrying amount exceeds its fair value. Also, such guidance require that long-lived assets being disposed of be measured at either the carrying amount or the fair value less cost to sell, whichever is lower, whether reported in continuing operations or in discontinued operations.

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

The Company settles agreements with beverage and food suppliers and for each product, the Company negotiates a monthly performance bonus which will depend on the product sales volume to its chains (including both own-operated and franchise operated). The performance bonus can be paid monthly or in advance (which is then estimated), depending on the agreement terms negotiated with each supplier. The performance bonus is recognized as a credit in the Company’s income statement (under “revenues from trade partners”). Such revenue is recorded when cash from vendors is received, since it is difficult to estimate the receivable amount and significant doubts about its collectability exists until the vendor agrees with the exact bonus amounts.

When a vendor bonus is received in advance in cash, it is recognized as deferred income and is charged to income on a straight line basis over the term of the related trade partner agreement on a monthly basis. Income from performance bonus is only possible because the number of restaurants that operate throughout Brazil under the prestigious brands, especially Bob’s, franchised by us represent an excellent channel for suppliers to increase their sales.

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

Marketing fund and expenses

Bob’s Brand

According to our franchise agreements, the Bob’s marketing fund dedicated to advertising and promotion is comprised of financial contributions paid by the franchisees and own-operated restaurants. The Company manages the fund which must be used for the the common interest of the Bob’s chain through the best efforts of our marketing department to increase restaurant sales.

The marketing amounts due from franchisees are billed monthly and recorded on an accrual basis. A corresponding amount is recorded as a liability.

In general, Bob’s franchisees contribute monthly 4.0% of their monthly gross sales to the Bob’s marketing fund. Since 2006, we have also contributed 4.0% of our gross sales from own-operated restaurant monthly gross sales (sales derived from special events are not subject to such contribution). These contributions may be deducted from our marketing department expenses if previously agreed with our franchisees. However, total marketing investments may be greater than 4.0% of combined sales if a supplier makes an extra contribution (joint marketing programs) or if we use more of our own resources on marketing, advertising and promotions.

We primarily invest the Bob’s marketing fund resources in nationwide advertising programs (commercials or sponsorship on TV, radio and outdoors). Our franchisees may also invest directly in advertising and promotions for their own stores, with our consent.

The Bob’s marketing fund resources are not required to be invested during the same month or year that they were received, but must be used in subsequent periods.

Periodically, we meet with the Bob’s Franchisee Council, a council formed by and consisting of, elected Bob’s franchisees with the objective to participate in some of the Bob’s chain’s affairs, to divulge the marketing fund accounts in a report that is similar to a cash flow statement. This statement discloses the marketing contributions received and the marketing expenses, both on a cash basis.

The balance of any resources from the marketing fund that was not spent is recognized as accrued accounts payable and represents contributions made by Venbo and franchisees that have not yet been used in campaigns.

The marketing fund expenses on advertising and promotions are recognized as incurred expenses.

KFC and Pizza Hut Brands

We contribute 0.5% of KFC’s and Pizza Hut’s monthly net sales into a marketing fund managed by YUM! Brands - Brazil. In addition, the Company is also committed to investing 5.0% of KFC’s and Pizza Hut’s monthly net sales in local marketing and advertising.

Doggis Brand

We are committed to investing at least 4% of the Doggis restaurant sales in local marketing expenses. There is no contribution to a marketing fund. Local marketing expenses on Doggis advertising and promotions are recognized as incurred.

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

In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This ASU permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two-step impairment test. The adoption of ASU 2011-08 in 2012 did not have an effect on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Under this ASU, an entity will have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. The ASU eliminates the option in U.S. GAAP to present other comprehensive income in the statement of changes in equity. An entity should apply the ASU retrospectively. In December 2011, the FASB decided to defer the effective date of those changes in ASU 2011-05 that relate only to the presentation of reclassification adjustments in the statement of income by issuing ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive income in Accounting Standards Update 2011-05. The adoption of ASU 2011-05 in 2012 did not have an effect on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The new standards do not extend the use of fair value but, rather, provide guidance about how fair value should be applied where it already is required or permitted under IFRS or U.S. GAAP. For U.S. GAAP, most of the changes are clarifications of existing guidance or wording changes to align with IFRS. The adoption of ASU 2011-04 in 2012 did not have an effect on the Company’s consolidated financial statements.

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

We had a R$15.7 million variable-rate (CDI-based interest) debt outstanding at March 31, 2012, and R$14.7 million outstanding at December 31, 2011. Based on these outstanding amounts, a 100 basis point change in interest rates would raise our interest expense by approximately $0.4 million at March 31, 2012. Whenever possible, we make every effort to protect our revenues from foreign currency exchange risks by periodically adjusting our selling prices in Reais.

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

Evaluation of Disclosure Controls and Procedures

As of March 31, 2012, the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Based upon the foregoing evaluation as of March 31, 2012, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and operating as of March 31, 2012, to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management understands that the set of internal controls applicable to restaurant operations provides us reasonable trust on their performance, aligned with the best practices observed in the Brazilian food service market. Central support to stores is improving along the years adapting the best systems and methods that local suppliers offer for these activities in Brazil. At the same time our management has concluded that our internal control over financial reporting was effective as of March 31, 2012 and provides reasonable assurance regarding the reliability of financial reporting and for the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. The results of management’s assessments were reviewed with the Audit Committee of our Board of Directors. Management believes that the improvements we are pursuing through the implementation of the business process redesign project will comply with Sarbanes Oxley Rule 404.

This quarterly report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting. Management’s report on internal control over financial reporting was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit a smaller reporting company to provide only management’s report in this quarterly report.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2012, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for the matters mentioned above.

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

An investment in our securities involves a high degree of risk. There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the Securities and Exchange Commission on April 30, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibits

Number	Title

3.1	Certificate of Incorporation of Brazil Fast Food Corp., as amended(1)

3.2	By-laws of Brazil Fast Food Corp.(2)

31.1	Certification by Ricardo Figueiredo Bomeny, Chief Executive Officer and acting Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification by Ricardo Figueiredo Bomeny, Chief Executive Officer and acting Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS#	XBRL Instance Document#

101.SCH#	XBRL Taxonomy Extension Schema Document#

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document#

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document#

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document#

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document#

(1)	Filed as an exhibit to Brazil Fast Food Corp.’s registration statement on Form S-1 (File No. 333-3754).

(2)	Filed as an exhibit to Brazil Fast Food Corp.’s registration statement on Form S-1 (File No. 333-71368).

*	Filed herewith.

#	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2012

BRAZIL FAST FOOD CORP.

By:	/s/ Ricardo Figueiredo Bomeny
Ricardo Figueiredo Bomeny
Chief Executive Officer and acting Chief Financial Officer