Form 10-Q/A
period 2012-03-31
BRAZIL FAST FOOD CORP
filed 2012-06-15
CIK 914537

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amendment No. 1”) to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (the “Report”) of Brazil Fast Food Corp. (the “Company,” the “Registrant,” “we”, or “us”), which was originally filed with the Securities and Exchange Commission on May 15, 2012, has been amended to show that an independent registered public accountant did not review the interim unaudited financial statements for the quarter ended March 31, 2012, as required by Regulation S-X. As a result, the Report is deemed deficient. The headings in the columns of the financial statements and related notes thereto have been amended to state “Not Reviewed.” No other changes have been made to the Report. A review of the Company’s interim unaudited financial statements may result in changes to the financial statements contained herein. We undertake the responsibility to file a separate amended Report on Form 10-Q/A for this period when the review is completed.

ITEM 1.	FINANCIAL STATEMENTS.

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

Consolidated Balance Sheets – Assets (NOT REVIEWED)

(in thousands of Brazilian Reais, except share amounts)

	March 31,		December 31,
	2012		2011
	NOT REVIEWED

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

Consolidated Balance Sheets – Liabilities and Shareholders’ Equity (NOT REVIEWED)

(in thousands of Brazilian Reais, except share amounts)

	March 31,		December 31,
	2012		2011
	NOT REVIEWED

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

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

Consolidated Statements of Operations (NOT REVIEWED)

(in thousands of Brazilian Reais, except share amounts)

	Three Months Ended March 31,
	2012		2011
	NOT REVIEWED

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

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss (NOT REVIEWED)

(in thousands of Brazilian Reais)

	Three Months Ended March 31,
	2012		2011
	NOT REVIEWED

NET INCOME ATTRIBUTABLE TO BRAZIL FAST FOOD CORP.	R$	3,400	R$	4,230
Other comprehensive income (loss):
Foreign currency translation adjustment		17		(32)

COMPREHENSIVE INCOME ATTRIBUTABLE TO BRAZIL FAST FOOD CORP.	R$	3,417	R$	4,198

There are no comprehensive income components attributable to non-controlling interest. Accordingly, the Consolidated Statements of Comprehensive Income (Loss) is stated with Net Income (Loss) attributable to Brazil Fast Food Corp.

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

Consolidated Statements of Changes In Shareholders’ Equity (NOT REVIEWED)

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

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (NOT REVIEWED)

(in thousands of Brazilian Reais)

	Three Months Ended March, 31
	2012		2011
	NOT REVIEWED
CASH FLOW FROM OPERATING ACTIVITIES:
NET INCOME (LOSS) BEFORE NON-CONTROLLING INTEREST	R$	3,582	R$	4,237
Adjustments to reconcile net income to cash provided by (used in) operating activities:

Depreciation and amortization		1,768		1,779
(Gain) Loss on assets sold, net		44		2
Deferred income tax		387		(278)

Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable		(408)		1,705
Inventories		846		129
Prepaid expenses and other current assets		(198)		(104)
Other assets		(920)		(710)
(Decrease) increase in:
Accounts payable and accrued expenses		(343)		(2,767)
Payroll and related accruals		(198)		607
Taxes other than income taxes		(1,089)		(1,101)
Deferred income		3,498		5,284
Contingencies and reassessed taxes		312		(35)
Other liabilities		—		1

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES		7,281		8,749

CASH FLOW FROM INVESTING ACTIVITIES:
Additions to property and equipment		(5,343)		(1,397)
Proceeds from sale of property, equipment and deferred charges		977		1,164

CASH FLOWS USED IN INVESTING ACTIVITIES		(4,366)		(233)

CASH FLOW FROM FINANCING ACTIVITIES:
Acquisition of Company’s own shares		—		(119)
Non-Controlling Paid in Capital		226		878
Net Borrowings (Repayments) under lines of credit		(386)		(4,046)

CASH FLOWS USED IN FINANCING ACTIVITIES		(160)		(3,287)

EFFECT OF FOREIGN EXCHANGE RATE		17		(32)

NET INCREASE IN CASH AND CASH EQUIVALENTS		2,772		5,197

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD		21,357		16,742

CASH AND CASH EQUIVALENTS AT END OF PERIOD	R$	24,129	R$	21,939

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (NOT REVIEWED)

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
	NOT REVIEWED

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

NOTE 4 – OTHER RECEIVABLES AND OTHER ASSETS

Other receivables and other assets consist of the following:

	March 31,		December 31,
	2012 (NOT REVIEWED)		2011
Receivables from franchisees - assets sold (a)	R$	315	R$	343
Judicial deposits (b)		8,736		8,528
Properties for sale (c)		1,152		1,135
Investment in BBS (Bobs - Chile) (d)		967		808
Other receivables		51		48

	R$	11,221	R$	10,862

(a)	Long term portion of receivables derived from selling of restaurants (fixed assets) to franchisees;
(b)	Deposits required by Brazilian court in connection to some legal disputes, also discussed at note 6;
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

This transaction will enable the Company to reduce its debt and permit management to focus its attention on the core restaurant operations.

NOTE 6 – CONTINGENCIES AND REASSESSED TAXES

Liabilities related to tax amnesty programs and litigation consist of the following:

R$ 000’	March 31, 2012 (NOT REVIEWED)			December 31, 2011
	Total Liability	Current Liability	Long Term Liability	Total Liability	Current Liability	Long Term Liability
Reassessed taxes
Federal taxes (REFIS IV)	4,233	1,912	2,321	4,121	1,940	2,181
Contingencies
REFIS IV	6,285	—	6,285	6,658		6,658
ISS tax litigation	7,860	—	7,860	7,666	—	7,666
Labor litigation	1,608	—	1,608	1,464		1,464
Property leasing and other litigation	481	—	481	246	—	246

TOTAL	20,467	1,912	18,555	20,155	1,940	18,215

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
	NOT REVIEWED
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
	NOT REVIEWED
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

The Company also manages its business concerning each of the brands it operates. Own-stores operation conducted by the Company provided the following figures per brand:

	Results from Bob’s brand operations				Results from KFC’s brand operations				Results from Pizza Hut’s brand operations				Results from Doggis’ brand operations
R$ 000’	Three months ended March 31,				Three months ended March 31,				Three months ended March 31,				Three months ended March 31,
	2012		2011		2012		2011		2012		2011		2012 (a)		2011
	NOT REVIEWED				NOT REVIEWED				NOT REVIEWED				NOT REVIEWED

Revenues	R$	18,326	R$	18,285	R$	7,987	R$	6,214	R$	17,304	R$	14,936	R$	—	R$	711
Food, Beverage and Packaging		(7,176)		(6,816)		(3,034)		(2,338)		(4,711)		(3,992)		—		(378)
Payroll & Related Benefits		(3,967)		(4,033)		(1,841)		(1,497)		(3,353)		(2,828)		—		(273)
Occupancy expenses		(2,482)		(1,950)		(1,496)		(814)		(1,942)		(1,812)		—		(180)
Contracted Services		(1,145)		(2,035)		(579)		(907)		(1,712)		(1,829)		—		(134)
Depreciation and Amortization		(502)		(592)		(409)		(296)		(579)		(625)		—		(56)
Royalties charged		—		—		(699)		(402)		(1,127)		(982)		—		—
Other Store Costs and Expenses		(1,465)		(1,719)		(997)		(561)		(1,304)		(850)		—		(55)

Total Own-stores cost and expenses		(16,737)		(17,145)		(9,055)		(6,815)		(14,728)		(12,918)		—		(1,076)

Operating margin	R$	1,589	R$	1,140	R$	(1,068)	R$	(601)	R$	2,576	R$	2,018	R$	—	R$	(365)

Below we provide the segment information and its reconciliation to the Company’s income statement:

R$ 000’	Three months ended March 31,
	2012		2011
	NOT REVIEWED
Bob’s Operating Income	R$	1,589	R$	1,140
KFC’s Operating Loss		(1,068)		(601)
Doggi’s Operating Loss		—		(365)
Pizza Hut’s Operating Income		2,576		2,018

Total Operating Income		3,097		2,192

Income from franchise operations		6,932		5,042

Unallocated Marketing Expenses		(1,351)		(1,015)
Unallocated Administrative Expenses		(8,602)		(6,904)
Unallocated Other Operating Expenses		(1,121)		(1,419)
Unallocated Net Revenues from Trade Partners		6,591		6,792
Unallocated Other income		320		397
Unallocated Depreciation and Amortization		(277)		(210)
Unallocated Net result of assets sold and impairment of assets		(44)		(2)
Unallocated Interest Expenses		(139)		(44)

Total Unallocated Expenses		(4,623)		(2,405)

NET INCOME BEFORE INCOME TAX		5,406		4,829

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

Date: June 15, 2012

BRAZIL FAST FOOD CORP.

By:	/s/ Ricardo Figueiredo Bomeny
Ricardo Figueiredo Bomeny
Chief Executive Officer and acting Chief Financial Officer