Form 10-Q/A
period 2012-03-31
BRAZIL FAST FOOD CORP
filed 2012-08-13
CIK 914537

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

EXPLANATORY NOTE

The Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (the “Report”) of Brazil Fast Food Corp. (the “Company,” the “Registrant,” “we” or “us”), which was originally filed with the Securities and Exchange Commission on May 15, 2012, and amended on June 15, 2012 (“Amendment No. 1”) to show that an independent registered public accountant did not review the unaudited interim financial statements for the quarter ended March 31, 2012, as required by Regulation S-X, is now being amended in its entirety (“Amendment No. 2”) to make the following changes:

•

removing the “Not Reviewed” headings with respect to the financial statements and other financial data contained herein to indicate that our independent registered public accountant, BDO RCS Auditores Independentes (“BDO”), has reviewed our unaudited interim financial statements for the quarter ended March 31, 2012 and that no material adjustments to our financial statements included in the Report and Amendment No. 1 have resulted from this review; and

•

revising our disclosure regarding Controls and Procedures in Part I, Item 4 of this Amendment No. 2 to reflect that our management concluded that our disclosure controls and procedures were not effective as of March 31, 2012, but have since been made effective through enhanced procedures.

Except for the changes described above, this Amendment No. 2 speaks as of the original filing date of the Report and does not otherwise reflect events that may have occurred subsequent to the original filing date.

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

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

Consolidated Statements of Changes In Shareholders’ Equity (Unaudited)

(in thousands of Brazilian Reais)

	Common Stock			Additional Paid-In		Treasury		Accumulated		Accumulated Comprehensive		Total Shareholders’		Non- Controlling		Total
	Shares	Par Value		Capital		Stock		(Deficit)		Loss		Equity		Interest		Equity

Balance, December 31, 2011	8,129,437	R$	1	R$	61,148	R$	(2,060)	R$	(16,092)	R$	(1,128)	R$	41,869	R$	3,587	R$	45,456

Non-Controlling Paid in Capital													—		226		226

Net Income	—		—		—		—		3,400		—		3,400		182		3,582

Acquisition of Company’s own shares			—		—		—		—		—		—		—		—

Cummulative translation adjustment	—		—		—		—		—		17		17		—		17

Balance, March 31, 2012	8,129,437	R$	1	R$	61,148	R$	(2,060)	R$	(12,692)	R$	(1,111)	R$	45,286	R$	3,995	R$	49,281

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

The consolidated financial statements as of March 31, 2012 and for the three-month periods ended March 31, 2012 and 2011, included in this report, are unaudited. However, in management’s opinion, such consolidated financial statements reflect all normal recurring adjustments that are necessary for a fair presentation. The results for the interim periods are not necessarily indicative of trends or of results expected for the full year ending December 31, 2012.

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

The consolidated financial statements for the three months ended March 31, 2011 have been restated to confirm the current quarter’s presentation, as follows:

R$’000	Quarter ended March 31, 2011
	As previously reported		Reclassification	As currently reported
Store Costs and Expenses	R$	(38,010)	(920)	(37,090)
Administrative expenses		(6,904)	864	(7,768)
Other Operating Expenses		(1,573)	(56)	(1,629)

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

This transaction will enable the Company to reduce its debt and permit management to focus its attention on the core restaurant operations.

NOTE 6 – CONTINGENCIES AND REASSESSED TAXES

Liabilities related to tax amnesty programs and litigation consist of the following:

R$ 000’	March 31, 2012 Unaudited			December 31, 2011
	Total Liability	Current Liability	Long Term Liability	Total Liability	Current Liability	Long Term Liability
Reassessed taxes
Federal taxes (REFIS IV)	4,233	1,912	2,321	4,121	1,940	2,181
Contingencies
REFIS IV	6,285	—	6,285	6,658		6,658
ISS tax litigation	7,860	—	7,860	7,666	—	7,666
Labor litigation	1,608	—	1,608	1,464		1,464
Property leasing and other litigation	481	—	481	246	—	246

TOTAL	20,467	1,912	18,555	20,155	1,940	18,215

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

The Company manages and internally reports its operations in two segments: (1) own-stores operations (2) franchise operations. The following tables present the Company’s revenues, costs/expenses and operating income per segment:

R$ 000’	Results from own-stores operations
	Three months ended March 31,
	2012	2011
Net Restaurant Sales	43,617	40,146
Store Costs and Expenses
Food, Beverage and Packaging	(14,921)	(13,524)
Payroll & Related Benefits	(9,161)	(8,632)
Restaurant Occupancy	(5,920)	(4,755)
Contracted Services	(3,436)	(4,041)
Depreciation and Amortization	(1,491)	(1,569)
Royalties charged	(1,826)	(1,384)
Other Store Costs and Expenses	(3,765)	(3,185)

Total Store Costs and Expenses	(40,520)	(37,090)

Operating margin	3,097	3,056

R$ 000’	Results from franchise operations
	Three months ended March 31,
	2012	2011
Net Franchise Revenues	10,011	7,610
Payroll & Related Benefits	(2,052)	(1,705)
Occupancy expenses	(347)	(243)
Travel expenses	(225)	(192)
Contracted Services	(116)	(196)
Other franchise cost and expenses	(339)	(232)

Total Franchise Costs and Expenses	(3,079)	(2,568)

Operating margin	6,932	5,042

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

The Company also manages its business concerning each of the brands it operates. Own-stores operation conducted by the Company provided the following figures per brand:

	Results from Bob’s brand operations				Results from KFC’s brand operations				Results from Pizza Hut’s brand operations				Results from Doggis’ brand operations
R$ 000’	Three months ended March 31,				Three months ended March 31,				Three months ended March 31,				Three months ended March 31,
	2012		2011		2012		2011		2012		2011		2012 (a)		2011

Revenues	R$	18,326	R$	18,285	R$	7,987	R$	6,214	R$	17,304	R$	14,936	R$	—	R$	711
Food, Beverage and Packaging		(7,176)		(6,816)		(3,034)		(2,338)		(4,711)		(3,992)		—		(378)
Payroll & Related Benefits		(3,967)		(4,033)		(1,841)		(1,497)		(3,353)		(2,828)		—		(273)
Occupancy expenses		(2,482)		(1,950)		(1,496)		(814)		(1,942)		(1,812)		—		(180)
Contracted Services		(1,145)		(1,171)		(579)		(907)		(1,712)		(1,829)		—		(134)
Depreciation and Amortization		(502)		(592)		(409)		(296)		(579)		(625)		—		(56)
Royalties charged		—		—		(699)		(402)		(1,127)		(982)		—		—
Other Store Costs and Expenses		(1,465)		(1,719)		(997)		(561)		(1,304)		(850)		—		(55)

Total Own-stores cost and expenses		(16,737)		(17,145)		(9,055)		(6,815)		(14,728)		(12,918)		—		(1,076)

Operating margin	R$	1,589	R$	1,140	R$	(1,068)	R$	(601)	R$	2,576	R$	2,018	R$	—	R$	(365)

Below we provide the segment information and its reconciliation to the Company’s income statement:

R$ 000’	Three months ended March 31,
	2012		2011
Bob’s Operating Income	R$	1,589	R$	1,140
KFC’s Operating Loss		(1,068)		(601)
Doggi’s Operating Loss		—		(365)
Pizza Hut’s Operating Income		2,576		2,018

Total Operating Income		3,097		2,192

Income from franchise operations		6,932		5,042

Unallocated Marketing Expenses		(1,351)		(1,015)
Unallocated Administrative Expenses		(8,602)		(6,904)
Unallocated Other Operating Expenses		(1,121)		(1,419)
Unallocated Net Revenues from Trade Partners		6,591		6,792
Unallocated Other income		320		397
Unallocated Depreciation and Amortization		(277)		(210)
Unallocated Net result of assets sold and impairment of assets		(44)		(2)
Unallocated Interest Expenses		(139)		(44)

Total Unallocated Expenses		(4,623)		(2,405)

NET INCOME BEFORE INCOME TAX		5,406		4,829

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

Under the criterion of same store sales, Pizza Hut’s net restaurant sales increased by approximately 14.9% between the three–month period ended March 31, 2012 and the equivalent period of 2011. Pizza Hut’s sale increase is attributable to (i) review alteration of the menus including products and product combinations and selling prices; (ii) the design of specific actions to selected restaurants; (iii) co-branding deals with Nestle, Mars and Hershey’s products (iv) discounted prices during Monday to Thursday; and (v) implementation of an all-you-can-eat-system on selected restaurants on Mondays. The increase of sales is also attributable to the increase in the number of point of sales (from 17 at March 31, 2011 to 18 at March 31, 2012).

Net Franchise Revenues

Net franchise revenues are comprised of initial fees (due upon the signing of a new franchise contract) and royalty fees (a percentage on sales paid by stores operated by franchisees), as set forth below:

R$’000	3 months ended March, 31
	2012	2011

Net Franchise Royalty Fees	8,867	6,696
Initial Fee	1,144	914

Net Franchise Revenues	10,011	7,610

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

Contracted Services

The table below sets forth the contracted service costs per brand and its respective percentage of revenues:

R$’000	3 Months ended March 31, 2012					3 Months ended March 31, 2011
Brand	Revenues		Services		%	Revenues		Services		%

Bob’s	R$	18,326	R$	(1,145)	-6.2%	R$	18,285	R$	(1,171)	-6.4%
KFC		7,987		(579)	-7.2%		6,214		(907)	-14.6%
IRB - Pizza Hut		17,304		(1,712)	-9.9%		14,936		(1,829)	-12.2%
DOGGIS		—		—	—		711		(134)	-18.8%

Consolidated	R$	43,617	R$	(3,436)	-7.9%	R$	40,146	R$	(4,041)	-10.1%

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

Franchise Costs and Expenses

As a percentage of Total Revenues, Franchise Costs and Expenses were (5.1%) and (4.7%) for the quarters ended March 31, 2012 and 2011, respectively.

Analyzed as a segment (franchise operations), franchise costs and expenses had the following behavior against net franchise revenues:

R$ 000’	Results from franchise operations
	Three months ended March 31,
	2012	%	2011	%

Net Franchise Revenues	10,011	100.0%	7,610	100.0%
Payroll & Related Benefits	(2,052)	-21.0%	(1,705)	-22.4%
Occupancy expenses	(347)	-3.5%	(243)	-3.2%
Travel expenses	(225)	-2.3%	(192)	-2.5%
Contracted Services	(116)	-1.2%	(196)	-2.6%
Other franchise cost and expenses	(339)	-3.5%	(232)	-3.0%

Total Franchise Costs and Expenses	(3,079)	-31.5%	(2,568)	-33.7%

Operating margin	6,932	68.5%	5,042	66.3%

Franchise costs and expenses expressed as a percentage of net franchise revenues were approximately (30.8%) and (33.7%) for the three months ended March 31, 2012 and 2011, respectively. The Company managed to increase its Franchise Revenues in 2012, keeping its franchise department almost at the same size. Accordingly, despite the slight nominal increase in franchise expenses during the first three months of 2012, there was an optimization of them since franchise revenues had greater growth in the same period.

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

B) Debt Obligation - financial institutions

As of March 31 2012 and December 31, 2011, we had the following debt obligations with financial institutions:

R$ 000’	March 31,		December 31,
	2012 (unaudited)		2011
Revolving lines of credit (a)	R$	15,726	R$	16,054
Other loan (b)		479		537

		16,205		16,591

Less: current portion		(5,479)		(11,523)

	R$	10,726	R$	5,068

At March 31, 2012, future maturities of notes payable are as follows:

R$ 000’
Remaining 2012	R$	11,285
2013		1,236
2014		1,236
2015		1,236
2016		1,213

	R$	16,205

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

Evaluation of Disclosure Controls and Procedures

As of March 31, 2012, the end of the period covered by this Quarterly Report on Form 10-Q/A, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Based upon the foregoing evaluation as of March 31, 2012, our Chief Executive Officer and Chief Financial Officer concluded in the Report and Amendment No. 1 that our disclosure controls and procedures were effective and operating as of March 31, 2012, to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, an evaluation of the effectiveness of our disclosure controls and procedures was performed subsequent to the filing of Amendment No. 1 under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective and operating as of March 31, 2012, due to the fact that our unaudited interim financial statements were not reviewed by an independent registered public accountant. We have implemented enhanced procedures to ensure that an independent registered public accountant reviews all of our future unaudited interim financial statements to be disclosed in the quarterly reports we file or submit under the Exchange Act. Under these enhanced procedures, BDO has reviewed the unaudited interim financial statements contained in this Amendment No. 2 and no material adjustments to our financial statements included in the Report and Amendment No. 1 have resulted from this review.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibits

Number	Title

31.1	Certification by Ricardo Figueiredo Bomeny, Chief Executive Officer and acting Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification by Ricardo Figueiredo Bomeny, Chief Executive Officer and acting Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS#	XBRL Instance Document#

101.SCH#	XBRL Taxonomy Extension Schema Document#

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document#

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document#

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document#

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document#

*	Filed herewith.

**	Furnished herewith.

#	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2012

BRAZIL FAST FOOD CORP.

By:	/s/ Ricardo Figueiredo Bomeny
Ricardo Figueiredo Bomeny
Chief Executive Officer and Acting Chief Financial Officer (principal executive officer and acting principal financial and accounting officer)