Form 10-Q/A
period 2012-03-31
BRAZIL FAST FOOD CORP
filed 2012-08-17
CIK 914537

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 3)

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

EXPLANATORY NOTE

The Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (the “Report”) of Brazil Fast Food Corp. (the “Company,” the “Registrant,” “we” or “us”), which was originally filed with the Securities and Exchange Commission on May 15, 2012, and amended on June 15, 2012 (“Amendment No. 1”), to show that an independent registered public accountant did not review the unaudited interim financial statements for the quarter ended March 31, 2012, as required by Regulation S-X, and as amended on August 13, 2012 (“Amendment No. 2”), to remove the “Not Reviewed” headings with respect to the financial statements and other financial data contained herein and to revise our disclosure regarding Controls and Procedures in Part I, Item 4 , is now being amended in its entirety (“Amendment No. 3”) to further clarify our disclosure regarding Controls and Procedures in Part I, Item 4.

Except for the changes discussed above, this Amendment No. 3 speaks as of the original filing date of the Report and does not otherwise reflect events that may have occurred subsequent to the original filing date.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit Number	Title

31.1	Certification by Ricardo Figueiredo Bomeny, Chief Executive Officer and Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification by Ricardo Figueiredo Bomeny, Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS#	XBRL Instance Document#

101.SCH#	XBRL Taxonomy Extension Schema Document#

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document#

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document#

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document#

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document#

*	Filed herewith.

**	Furnished herewith.

#	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 16, 2012

BRAZIL FAST FOOD CORP.

By:	/s/ Ricardo Figueiredo Bomeny
Ricardo Figueiredo Bomeny
Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)