Form 10-Q
period 2012-06-30
BRAZIL FAST FOOD CORP
filed 2012-08-20
CIK 914537

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 17, 2012, there were 8,129,437 shares outstanding of the Registrant’s Common Stock, par value $0.0001.

ITEM 1.	FINANCIAL STATEMENTS.

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

Consolidated Balance Sheets – Assets (Unaudited)

(in thousands of Brazilian Reais, except share amounts)

	June 30,		December 31,
	2012		2011
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents (note 3)	R$	23,528	R$	21,357
Inventories		2,619		3,985
Accounts receivable
Clients		5,779		5,660
Franchisees		13,056		12,247
Allowance for doubtful accounts		(600)		(801)
Advances to suppliers		1,592		1,500
Prepaid expenses (note 4)		823		3,478
Receivables from properties sale (notes 4 and 5)		1,623		3,523
Other current assets		6,848		4,083

TOTAL CURRENT ASSETS		55,268		55,032
Other receivables and other assets (note 4)		12,884		10,862
Deferred tax asset, net		6,898		8,378
Goodwill (note 2)		2,699		799
Property and equipment, net		37,359		31,342
Intangible assets, net		5,061		4,472

TOTAL ASSETS	R$	120,169	R$	110,885

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

Consolidated Balance Sheets – Liabilities and Shareholders’ Equity (Unaudited)

(in thousands of Brazilian Reais, except share amounts)

	June 30,		December 31,
	2012		2011
	(unaudited)
CURRENT LIABILITIES:
Notes payable	R$	13,665	R$	11,523
Accounts payable and accrued expenses		9,084		11,608
Payroll and related accruals		5,512		5,618
Taxes		3,684		5,020
Deferred income tax		612		1,262
Current portion of deferred income (note 7)		4,247		1,118
Current portion of contingencies and reassessed taxes (note 6)		2,062		1,940
Accounts payble related to Yoggi acquisition (note 2)		1,199		—

TOTAL CURRENT LIABILITIES		40,065		38,089
Deferred income, less current portion (note 7)		2,910		4,057
NOTES PAYABLE, less current portion		5,330		5,068
CONTINGENCIES AND REASSESSED TAXES, less current portion (note 6)		18,226		18,215
Other liabilities (note 8)		450		—

TOTAL LIABILITIES		66,981		65,429

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 5,000 shares authorized; no shares issued		—		—
Common stock, $.0001 par value, 12,500,000 shares authorized; 8,472,927 shares issued for both 2012 and 2011; and 8,129,437 shares outstanding for both 2012 and 2011		1		1
Additional paid-in capital		61,148		61,148
Treasury Stock (343,490 shares)		(2,060)		(2,060)
Accumulated Deficit		(9,045)		(16,092)
Accumulated comprehensive loss		(1,095)		(1,128)

TOTAL SHAREHOLDERS’ EQUITY		48,949		41,869

Non-Controlling Interest		4,239		3,587

TOTAL EQUITY		53,188		45,456

TOTAL LIABILITIES AND EQUITY	R$	120,169	R$	110,885

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

(in thousands of Brazilian Reais, except share amounts)

	Six Months Ended June 30,
	2012		2011
REVENUES
Net Revenues from Own-operated Restaurants	R$	83,863	R$	78,468
Net Revenues from Franchisees		19,688		15,434
Revenues from trade partners		10,738		10,567
Other Income		1,302		1,462

TOTAL REVENUES		115,591		105,931

OPERATING COST AND EXPENSES
Store Costs and Expenses		(77,391)		(72,082)
Franchise Costs and Expenses		(6,808)		(5,478)
Marketing Expenses		(1,895)		(1,391)
Administrative Expenses		(16,243)		(14,678)
Other Operating Expenses		(2,785)		(3,361)
Net result of assets sold		83		(28)

TOTAL OPERATING COST AND EXPENSES		(105,039)		(97,018)

OPERATING INCOME		10,552		8,913

Interest Income (expense), net		(373)		142

NET INCOME BEFORE INCOME TAX		10,179		9,055

Income taxes		(2,706)		(1,192)

NET INCOME BEFORE NON-CONTROLLING INTEREST		7,473		7,863

Net (income) loss attributable to non-controlling interest		(426)		(337)

NET INCOME ATTRIBUTABLE TO BRAZIL FAST FOOD CORP.	R$	7,047	R$	7,526

NET INCOME PER COMMON SHARE BASIC AND DILUTED	R$	0.87	R$	0.93

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING: BASIC AND DILUTED		8,129,437		8,132,012

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

(in thousands of Brazilian Reais, except share amounts)

	Three Months Ended June 30,
	2012		2011
REVENUES
Net Revenues from Own-operated Restaurants	R$	40,246	R$	38,322
Net Revenues from Franchisees		9,677		7,824
Revenues from trade partners		4,147		3,775
Other Income		982		1,065

TOTAL REVENUES		55,052		50,986

OPERATING COST AND EXPENSES
Store Costs and Expenses		(36,871)		(34,992)
Franchise Costs and Expenses		(3,729)		(2,910)
Marketing Expenses		(544)		(376)
Administrative Expenses		(7,641)		(6,910)
Other Operating Expenses		(1,387)		(1,732)
Net result of assets sold		127		(26)

TOTAL OPERATING COST AND EXPENSES		(50,045)		(46,946)

OPERATING INCOME		5,007		4,040

Interest Income (expenses), net		(234)		186

NET INCOME BEFORE INCOME TAX		4,773		4,226

Income taxes		(882)		(600)

NET INCOME BEFORE NON-CONTROLLING INTEREST		3,891		3,626

Net income attributable to non-controlling interest		(244)		(330)

NET INCOME ATTRIBUTABLE TO BRAZIL FAST FOOD CORP.	R$	3,647	R$	3,296

NET INCOME PER COMMON SHARE
BASIC AND DILUTED	R$	0.45	R$	0.41

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING: BASIC AND DILUTED		8,129,437		8,129,437

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss (Unaudited)

(in thousands of Brazilian Reais)

	Six Months Ended June 30,				Three Months Ended June 30,
	2012		2011		2012		2011
NET INCOME	R$	7,047	R$	7,526	R$	3,647	R$	3,296
Other comprehensive income (loss):
Foreign currency translation adjustment		33		(39)		16		(7)

COMPREHENSIVE INCOME	R$	7,080	R$	7,487	R$	3,663	R$	3,289

There are no comprehensive income components attributable to non noncontrolling interest, accordingly Consolidated Statements of Comprehensive Income (loss) is stated from Net Income (Loss) attributable to BFFC.

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

Consolidated Statements of Changes In Shareholders’ Equity (Unaudited)

(in thousands of Brazilian Reais)

	Common Stock			Additional Paid-In Capital		Treasury Stock		Accumulated (Deficit)		Accumulated Comprehensive Loss		Total Shareholders' Equity		Non- Controlling Interest		Total Equity
	Shares	Par Value
Balance, December 31, 2011	8,129,437	R$	1	R$	61,148	R$	(2,060)	R$	(16,092)	R$	(1,128)	R$	41,869	R$	3,587	R$	45,456
Non-Controling Paid in Capital													—		226		226
Net Income	—		—		—		—		7,047		—		7,047		426		7,473
Acquisition of Company’s own shares	—		—		—		—		—		—		—		0		—
Cummulative translation adjustment	—		—		—		—		—		33		33		—		33

Balance, June 30, 2012	8,129,437	R$	1	R$	61,148	R$	(2,060)	R$	(9,045)	R$	(1,095)	R$	48,949	R$	4,239	R$	53,188

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(in thousands of Brazilian Reais)

	Six Months Ended June 30,
	2012		2011
CASH FLOW FROM OPERATING ACTIVITIES:
NET INCOME ATTRIBUTABLE TO BRAZIL FAST FOOD CORP.	R$	7,473	R$	7,863
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization		3,663		3,445
Loss on assets sold, net		(83)		28
Deferred tax		830		(434)
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable		(1,129)		353
Inventories		1,366		(327)
Prepaid expenses, advances to suppliers and other current assets		(202)		(1,224)
Other assets		(2,022)		859
(Decrease) increase in:
Accounts payable and accrued expenses		(2,524)		(4,846)
Payroll and related accruals		(106)		1,488
Taxes other than income taxes		(1,336)		(1,726)
Deferred income		1,982		4,204
Contingencies and reassessed taxes		133		(39)
Other liabilities		450		(3)

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES		8,495		9,641

CASH FLOW FROM INVESTING ACTIVITIES:
Additions to property and equipment		(10,491)		(2,556)
Yoggi acquisiton		(701)		—
Proceeds from sale of property, equipment and deferred charges		2,205		2,104

CASH FLOWS USED IN INVESTING ACTIVITIES		(8,987)		(452)

CASH FLOW FROM FINANCING ACTIVITIES:
Non-Controling Paid in Capital		226		(119)
Net Borrowing (Repayments) under lines of credit		2,404		(4,846)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES		2,630		(4,965)

EFFECT OF FOREIGN EXCHANGE RATE		33		(39)

NET INCREASE IN CASH AND CASH EQUIVALENTS		2,171		4,185
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD		21,357		16,742

CASH AND CASH EQUIVALENTS AT END OF PERIOD	R$	23,528	R$	20,927

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

The consolidated financial statements as of June 30, 2012 and for the six and three-month periods ended June 30, 2012 and 2011, included in this report, are unaudited. However, in management’s opinion, such consolidated financial statements reflect all normal recurring adjustments that are necessary for a fair presentation. The results for the interim periods are not necessarily indicative of trends or of results expected for the full year ending December 31, 2012.

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

The Consolidated financial statements for the six months ended June 30, 2011 have been restated to conform the current quarter’s presentation, as follows:

R$'000	Six months ended June 30, 2011
	As previously reported		Reclassification		As currently reported
Store Costs and Expenses	R$	(73,371)	R$	1,289	R$	(72,082)
Administrative expenses		(13,814)		(864)		(14,678)
Other Operating Expenses		(2,936)		(425)		(3,361)

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

During 2011, four of the own-operated restaurants of CFK in Sao Paulo were transferred to two newly affiliated companies, CFK São Paulo Comércio de Alimentos Ltda. (“CFK SP”) and MPSC Comércio de Alimentos Ltda. (“MPSC”). Both CFK SP and MPSC are newly affiliated companies and subsidiaries of BFFC do Brasil created in order to enhance these four stores results through the inclusion of two minor partners (one for each new affiliated) directly responsible for the stores operation.

Suprilog Logística Ltda. (“Suprilog”), which used to warehouse equipment and spare parts and provide maintenance services for our own-operated restaurants, changed its business purpose. FCK Comércio de Alimentos Ltda. (“FCK”, former Suprilog Logística Ltda.) is responsible for developing and expanding KFC chain in Brazil.

On May 3, 2012, Brazil Fast Food and Yum! Restaurants International (YRI) announced the satisfactory completion of the first phase of their efforts to expand the KFC and Pizza Hut brands in Brazil, pursuant to which the Company was engaged to provide franchise support services to KFC and Pizza Hut franchisees and to develop these brands, upon its reentry into Brazil.

Accordingly, beginning as of May 2012, YRI started to directly manage its franchise business in Brazil, supporting KFC businesses in Brazil.

YRI and BFFC will remain close partners as BFFC will continue to contribute to the development of KFC brand as a KFC franchisee focused in Rio de Janeiro and São Paulo.

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

In connection to such acquisition, the Company recorded R$799 as Goodwill, which represents the excess of cost over the net tangible assets and identifiable intangible assets of IRB.

IRB also operates a coffee concept brand called “In Bocca al Lupo Café”, which has four stores in the city of São Paulo.

As discussed above, during May 2012, YRI started to directly manage its franchise business in Brazil, supporting Pizza Hut businesses in Brazil from its Restaurant Support Center in São Paulo. However, BFFC will continue to contribute to the development of Pizza Hut brand as a Pizza Hut franchisee with operations in the São Paulo metropolitan area.

On May 3, 2012, Brazil Fast Food and Yum! Restaurants International (YRI) announced the satisfactory completion of the first phase of their efforts to expand the KFC and Pizza Hut brands in Brazil, pursuant to which the Company was engaged to provide franchise support services to KFC and Pizza Hut franchisees and to develop these brands, upon its reentry into Brazil.

Beginning as of May 2012, YRI started to directly manage its franchise business in Brazil, supporting both of its KFC and Pizza Hut businesses in Brazil from its Restaurant Support Center in São Paulo, which will be resourced to support the growth of both brands.

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

YOGGI TRADEMARK

During May 2012, the Company acquired Yoggi do Brasil Ltda (“Yoggi”) which operates a franchise network of frozen yogurt in Brazil since 2008 with 48 franchised point of sales.

The Company acquired 100% of Yoggi’s equity for R$2 million, paying approximately R$0.5 million at the acquisition closing and the balance in 7 equal monthly installments with CDI-based interest rate (currently 8.25% p.y.).

In connection with the Yoggi acquisition the Company has recorded approximately R$1.9 million of excess purchase price over net assets acquired. This reflects a preliminary allocation of purchase price and is subject to final valuation and allocation of all Yogi’s assets and liabilities against an increase of Yoggi’s equity.

NOTE 3 – CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of the following:

R$'000	June 30,		December 31,
	2012		2011
	R$		R$
Cash at point of sales		879		858
Cash with money collectors		330		460
Bank accounts		846		4,807
Investments funds (a)		21,473		15,232

	R$	23,528	R$	21,357

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

NOTE 4 – PREPAID EXPENSES AND OTHER RECEIVABLES AND OTHER ASSETS

Company’s prepaid expenses were R$823,000 in June 30, 2012 and R$3,478,000 in December 31, 2011. During December 2011 the Company paid expenses in advance related to imported fixed assets. During the second quarter of 2012 the acquisition of those fixed were concluded and great portion of such amount was transferred to Property and Equipment.

Other receivables and other assets consist of the following:

	June 30,		December 31,
	2012 (unaudited)		2011
Receivables from franchisees (a)	R$	1,567	R$	343
Judicial deposits (b)		8,986		8,528
Properties held for sale (c)		1,142		1,135
Investment in BBS (Bobs—Chile) (d)		809		808
Other receivables		380		48

	R$	12,884	R$	10,862

(a)	Long term portion of receivables derived from the sale of the Company’s own-operated restaurants assets, e.g. inventories and uniforms and other current receivables (which include receivables related to reimbursement of expenses incurred by the Company in the franchisee benefit, e.g. during training and delivery operations, and pre-sale of products in events where the Company participates);

(b)	Deposits required by Brazilian court in connection to some legal disputes, also discussed at note 6;

(c)	Company sold its real estate properties as discussed at note 5. A portion of the sale was not finalized until June 30, 2012 and the Company recorded the carrying amount (cost of acquisition, net of accumulated depreciation) as property for sale (R$1,142,000). The amount of R$1,623,000—stated as current asset in balance sheet—represents receivables from the property sale which was completed until June 30, 2012 (R$3,523,000 in 2011); and

(d)	Refers to the Company´s investment in a 20% capital interest in BBS (see note 2), recorded at cost. The observed market prices for this asset are not available and the Company has no sufficient information in order to develop its own assumptions for evaluating the fair value of such investment.

NOTE 5 – SALE OF ASSETS

During the third quarter of 2010 the Company entered into an agreement to sell all its eight properties to Bigburger Ltda. and CCC Empreendimentos e Participações Ltda., entities controlled by Mr. José Ricardo Bomeny and Rômulo B. Fonseca, respectively, two major shareholders of the Company. Seven of those sold properties operate under the Bob’s brand (Three own-operated stores and four stores operated by franchisees) and one store operated by third party not related the Company´s brands. The sale transaction only included the buildings and improvements on it and did not include either the operating assets or the operation of the stores. Therefore, after the sale of the properties, the Company kept on operating its stores as usual, as did the franchisees.

This transaction was conducted at fair value and resulted in sale proceeds of R$13.5 million on assets with carrying amount of R$6.4 million. Management prepared fair value estimates for these asset sales and in considered valuation reports of third-party real estate consultants.

By December 31, 2010, much of the transaction had already been concluded (seven of the eight properties transferred), for which reason the company accounted for a net gain of R$5.4 million (R$3.6 million, net of income taxes) recognized as income. Some legal issues have held up the sale of the one remaining property, though this is expected to be concluded in 2012, for an expected additional gain of approximately R$1.7 million (R$1.1 million, net of income taxes). The assets which were not transferred until June 30, 2012 were reclassified in the account Properties for sale (part of “Other receivable and other assets – see note 4) considering at their carrying amount (R$1.1 million).

The terms of the sale included a down-payment of approximately 20% of the total amount, with the balance to be paid in 24 monthly installments. The buyers also accepted certain conditions to protect the Company’s long-term interests, including the maintenance of existing rental agreements and loan guarantees. All payments due until June 30, 2012, (approximately R$10.1 million) were received by the Company. The short term portion of those receivables is classified as “Receivables from properties sale” and the long term portion is classified as part of “Other receivable and other assets”. The Company evaluates the status of those receivables and concluded that there are no issues with their collectability.

This transaction will enable the Company to reduce its debt and permit management to focus its attention on the core restaurant operations.

NOTE 6 – CONTINGENCIES AND REASSESSED TAXES

Liabilities related to tax amnesty programs and litigation consist of the following:

R$ 000'	June 30, 2012 (unaudited)			December 31, 2011
	Total Liability	Current Liability	Long Term Liability	Total Liability	Current Liability	Long Term Liability
Reassessed taxes
Federal taxes (REFIS IV)	3,402	2,062	1,340	4,121	1,940	2,181
Contingencies			—
REFIS IV	7,180	—	7,180	6,658		6,658
ISS tax litigation	8,044	—	8,044	7,666	—	7,666
Labor litigation	1,338	—	1,338	1,464		1,464
Property leasing and other litigation	324	—	324	246	—	246

TOTAL	20,288	2,062	18,226	20,155	1,940	18,215

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

These circumstances have the following impact on the company’s consolidated financial statements:

- the liability relating to the financing of taxes, previously stated at R$10.0 million, has been raised to R$11.3 million, charged against other operating expenses, in the income statement of 2011;

- the portion of the liability described above which Venbo is disputing has been reclassified from the reassessed taxes account to a contingency account;

- as described above, Venbo’s total income tax credits that were used when the debt was consolidated was R$11.3 million;

According to the REFIS IV program, Venbo will pay 151 monthly installments of approximately R$47,300 and 24 monthly installments of approximately R$111,700 commenced in January 2012 with interest accruing at rates set by the Brazilian federal government (SELIC), which is currently 8.2%p.y.

During the six months ended June 30, 2012, the Company paid approximately R$1.1 million (R$0.7 million in the same period of 2011) related to REFIS IV program.

Contingencies

•    REFIS IV – as discussed above, the Company did not agree with a portion of the fiscal debt consolidated by the Brazilian Federal government, and initiated a dispute to discuss the correct amount. The portion of the liability which is being disputed was reclassified to a contingency account.

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

As of June 30, 2012, the Company has deposited R$7.9 million (R$7.6 million in December 31, 2011, which is considered by the Company’s management, based on the opinion of its legal advisors, sufficient to cover the Company’s current ISS tax contingencies.

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

As of June 30, 2012 the Company accounted for labor related liabilities the amount of R$1.6 million (R$1.5 million in December 31, 2011), which is considered by Management, based on the opinion of its legal advisors, sufficient to cover the Company’s existing labor contingencies.

Other contingencies

As of June 30, 2012 the Company had other unresolved claims pending related to the former owner of Venbo, to franchisees or ex-franchisees, to owners of properties where the Company held lease contracts, to former employees and others, for which its legal advisors evaluated as possible and favorable outcome. For those claims no liability was recorded in the Company´s balance sheet as per the accounting practices.

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

NOTE 8 – OTHER LIABILITY

During the second quarter, the Company initiated a new intensive program through which certain of its employees may receive compensation bonus in cash in 2015 if certain targets are annually met from 2012 to 2015. In connection with such new program, the Company accrued R$450,000 as other liability in its consolidate balance sheet.

NOTE 9 – TREASURY STOCK

In the last quarter of 2004, the Company’s Board of Directors approved a stock repurchase plan involving the repurchase of as many as 200,000 shares of its own common stock. The plan’s goal is to optimize the cash generated in the United States, and the repurchase limit was increased by 200,000 shares on October 18, 2006.

During the semester of 2011, the Company repurchased 8,325 shares related to such plan. During the same period of 2012, the Company did not repurchase any share under the referred stock repurchase plan.

Up to June 30, 2012, the Company repurchased a total amount of 343,490 shares and the accumulated stock purchases totaled R$2.1 million. Those transactions are accounted for as a reduction of Paid in Capital and an increase in treasury stock, in the Shareholders’ Equity.

NOTE 10 – SEGMENT INFORMATION

The Company owns and operates, both directly and through franchisees, Bob’s chain, Brazil’s second largest fast food hamburger restaurant chain. The Company owns and operates, through its subsidiaries Venbo, LM and PCN, 38 points of sale under the Bob’s brand.

Since April 2007, the Company has operated the KFC brand in Brazil through its wholly-owned subsidiary, CFK. Presently, the Company owns and operates, through its subsidiaries CFK, CFK SP and MPSC, 11 stores in Rio de Janeiro under the trade name KFC.

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

During May 2012, the Company acquired Yoggi do Brasil Ltda (“Yoggi”) which operates a franchise network of frozen yogurt in Brazil since in 2008 with 48 franchised point of sales.

Currently, most of the Company’s operations are concentrated in southeastern Brazil. As of June 30, 2012, all point sales operated by the Company listed above were located at that region which provided 100.0% of total Net Revenues from Own-operated Restaurants for the year. In addition, from the total of 893 franchise-operated points of sales, 472 were located at the same region, providing 55.5% of Net Revenues from Franchisees.

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

The Company manages and internally reports its operations in two segments: (1) own-stores operations (2) franchise operations. The following tables present the Company’s revenues, costs/expenses and operating income per segment:

R$ 000'	Results from own-stores operations
	Six months ended June 30,		Three months ended June 30,
	2012	2011	2012	2011
Net Restaurant Sales	83,863	78,468	40,246	38,322
Store Costs and Expenses	—	—	—	—
Food, Beverage and Packaging	(27,329)	(25,876)	(12,408)	(12,352)
Payroll & Related Benefits	(18,254)	(16,790)	(9,093)	(8,158)
Restaurant Occupancy	(9,572)	(9,379)	(3,652)	(4,624)
Contracted Services	(9,709)	(8,859)	(6,273)	(4,818)
Depreciation and Amortization	(2,889)	(2,705)	(1,398)	(1,136)
Royalties charged	(3,317)	(2,853)	(1,491)	(1,469)
Other Store Costs and Expenses	(6,321)	(5,620)	(2,556)	(2,435)

Total Store Costs and Expenses	(77,391)	(72,082)	36,871	(34,992)

Operating margin	6,472	6,386	3,375	3,330

R$ 000'	Results from franchise operations
	Six months ended June 30,		Three months ended June 30,
	2012	2011	2012	2011
Net Franchise Revenues	19,688	15,434	9,677	7,824
Payroll & Related Benefits	(4,515)	(3,280)	(2,463)	(1,575)
Occupancy expenses	(680)	(426)	(333)	(183)
Travel expenses	(427)	(677)	(202)	(485)
Contracted Services	(588)	(463)	(472)	(267)
Other franchise cost and expenses	(598)	(632)	(259)	(400)

Total Franchise Costs and Expenses	(6,808)	(5,478)	(3,729)	(2,910)

Operating margin	12,880	9,956	5,948	4,914

Currently, the Bob’s brand accounts for most of the franchise activity, as shown in the table below:

R$ 000’	Franchise Operating Margin
	Six months ended June 30,		Three months ended June 30,
	2012	2011	2012	2011
Bob’s Brand	14,326	10,032	7,470	4,997
KFC’s Brand	(1,058)	(76)	(1,144)	(83)
Doggi’s Brand	(473)	—	(463)	—
Yoggi’s Brand	85	—	85	—

Franchise Operating Margin	12,880	9,956	5,948	4,914

Cost and expenses that are exclusively related to own-operated stores—even the ones incurred at the headquarters—are considered in the item “Results from own-store operations”.

Cost and expenses that are exclusively related to franchisee operated stores—even the ones incurred at the headquarters—are considered in the item “Results from franchise operations”.

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

The Company also manages its business concerning each of the brands it operates. Own-stores operation conducted by the Company provided the following figures per brand:

	Results from Bob´s brand operations				Results from KFC´s brand operations				Results from Pizza Hut´s brand operations				Results from Doggi's brand operations
R$ 000'
	Six months ended June 30,				Six months ended June 30,				Six months ended June 30,				Six months ended June 30,
	2012		2011		2012		2011		2012		2011		2012		2011
Revenues	R$	32,334	R$	33,759	R$	15,995	R$	12,346	R$	35,534	R$	31,209	R$	—	R$	1,154
Food, Beverage and Packaging		(11,703)		(12,408)		(6,108)		(4,642)		(9,518)		(8,237)		—		(589)
Payroll & Related Benefits		(7,684)		(7,467)		(3,885)		(3,126)		(6,685)		(5,663)		—		(534)
Occupancy expenses		(3,520)		(3,731)		(2,157)		(1,659)		(3,895)		(3,639)		—		(350)
Contracted Services		(3,559)		(2,899)		(1,709)		(1,720)		(4,441)		(4,016)		—		(224)
Depreciation and Amortization		(1,081)		(1,095)		(811)		(614)		(995)		(879)		—		(117)
Royalties charged		—		—		(1,004)		(793)		(2,313)		(2,042)		—		(18)
Other Store Costs and Expenses		(3,515)		(3,025)		(1,224)		(1,158)		(1,584)		(1,342)		—		(95)

Total Own-stores cost and expenses		(31,062)		(30,625)		(16,898)		(13,712)		(29,431)		(25,818)		—		(1,927)

Operating margin	R$	1,272	R$	3,134	R$	(903)	R$	(1,366)	R$	6,103	R$	5,391	R$	—	R$	(773)

	Results from Bob´s brand operations				Results from KFC´s brand operations				Results from Pizza Hut´s brand operations				Results from Doggi's brand operations
R$ 000'
	Three months ended June 30,				Three months ended June 30,				Three months ended June 30,				Three months ended June 30,
	2012		2011		2012		2011		2012		2011		2012		2011
Revenues	R$	14,008	R$	15,474	R$	8,008	R$	6,132	R$	18,230	R$	16,273	R$	—	R$	443
Food, Beverage and Packaging		(4,527)		(5,592)		(3,074)		(2,304)		(4,807)		(4,245)		—		(211)
Payroll & Related Benefits		(3,717)		(3,434)		(2,044)		(1,629)		(3,332)		(2,835)		—		(261)
Occupancy expenses		(1,038)		(1,781)		(661)		(845)		(1,953)		(1,827)		—		(170)
Contracted Services		(2,414)		(1,728)		(1,130)		(813)		(2,729)		(2,187)		—		(90)
Depreciation and Amortization		(579)		(503)		(402)		(318)		(416)		(254)		—		(61)
Royalties charged		—		—		(305)		(391)		(1,186)		(1,060)		—		(18)
Other Store Costs and Expenses		(2,050)		(1,306)		(227)		(597)		(280)		(492)		—		(40)

Total Own-stores cost and expenses		(14,325)		(14,344)		(7,843)		(6,897)		(14,703)		(12,900)		—		(851)

Operating margin	R$	(317)	R$	1,130	R$	165	R$	(765)	R$	3,527	R$	3,373	R$	—	R$	(408)

Below we provide the segment information and its reconciliation to the Company´s income statement:

R$ 000’	Six Months Ended June 30,				Three Months Ended June 30,
	2012		2011		2012		2011
Bob’s Operating Income	R$	1,272	R$	3,134	R$	(317)	R$	1,130
KFC’s Operating Income (Loss)		(903)		(1,366)		165		(765)
Pizza Hut’s Operating Income		6,103		5,391		3,527		3,373
Doggi’s Operating Loss		—		(773)		—		(408)

Total Operating Income		6,472		6,386		3,375		3,330
Income from franchise operations		12,880		9,956		5,948		4,914

Unallocated Marketing Expenses		(1,895)		(1,391)		(544)		(376)
Unallocated Administrative Expenses		(16,243)		(14,678)		(7,641)		(6,910)
Unallocated Other Operating Expenses		(2,785)		(3,361)		(1,387)		(1,732)
Unallocated Net Revenues from Trade Partners		10,738		10,567		4,147		3,775
Unallocated Other income		1,302		1,462		982		1,065
Unallocated Net result of assets sold and impairment of assets		83		(28)		127		(26)
Unallocated Interest Income (Expenses)		(373)		142		(234)		186

Total Unallocated Expenses		(9,173)		(7,287)		(4,550)		(4,018)

NET INCOME BEFORE INCOME TAX		10,179		9,055		4,773		4,226

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

During 2012, Yum! Restaurants International (YRI) will directly manage its franchise business in Brazil, supporting both of its KFC and Pizza Hut businesses in Brazil from its Restaurant Support Center in São Paulo, which will be resourced to support the growth of both brands See further comments on note 2.

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

During May 2012, the Company acquired Yoggi do Brasil Ltda (“Yoggi”) which operates a franchise network of frozen yogurt in Brazil since 2008, with 48 franchised point of sales.

We have five Bob’s franchised restaurants in Luanda, capital of Angola; although we have been receiving royalties attributable to this operation, the total amount received is not relevant to our operations. We also have eight Bob’s franchised restaurants in Chile owned by BBS. The figures are also not material in our consolidated financial statements but they are disclosed at note 4 of the financial statements of this form 10-Q.

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

RESULTS OF OPERATIONS—COMPARISON OF QUARTERS ENDED JUNE 30, 2012 AND 2011

(Amount in thousand of Brazilian Reais)

The following table sets forth the statement of operations for the three and six months ended June 30, 2012 and 2011. All the operating figures are stated as a percentage of total net revenues. However, the details of store costs and expenses and franchise expenses also include these figures as a percentage of net revenues from own-operated restaurants and net franchise revenues, respectively.

R$ 000'	Three Months Ended 30-Jun-12%			Three Months Ended 30-Jun-11%			Six Months Ended 30-Jun-12%			Six Months Ended 30-Jun-11%
REVENUES
Net Revenues from Own-operated Restaurants	R$	40,246	73.1%	R$	38,322	75.2%	R$	83,863	72.6%	R$	78,468	74.1%
Net Revenues from Franchisees		9,677	17.1%		7,824	15.3%		19,688	16.8%		15,434	14.6%
Revenues from Trade Partners		4,147	7.3%		3,775	7.4%		10,738	9.2%		10,567	10.0%
Other Income		982	1.8%		1,065	2.1%		1,302	1.1%		1,462	1.4%

TOTAL REVENUES		55,052	100.0%		50,986	100.0%		115,591	100.0%		105,931	100.0%
OPERATING COST AND EXPENSES
Store Costs and Expenses		(36,871)	-67.0%		(34,992)	-68.6%		(77,391)	-67.0%		(72,082)	-68.0%
Franchise Costs and Expenses		(3,729)	6.8%		(2,910)	-5.7%		(6,808)	5.9%		(5,478)	-5.2%
Marketing Expenses		(544)	-1.0%		(376)	-0.7%		(1,895)	1.6%		(1,391)	-1.3%
Administrative Expenses		(7,641)	-14.3%		(6,910)	-13.6%		(16,693)	-14.3%		(14,678)	-13.9%
Other Operating Expenses		(1,387)	-0.9%		(1,732)	-3.4%		(2,785)	-1.6%		(3,361)	-3.2%
Net result of assets sold		127	0.2%		(26)	-0.1%		83	0.1%		(28)	0.0%

TOTAL OPERATING COST AND EXPENSES		(50,045)	90.9%		(46,946)	-92.1%		(105,039)	-91.9%		(97,018)	-91.6%

OPERATING INCOME		5,007	9.1%		4,040	7.9%		10,552	8.1%		8,913	8.4%

Interest Income (Expense)		(234)	-0.4%		186	0.4%		(373)	-0.3%		142	0.1%

NET INCOME BEFORE INCOME TAX		4,773	8.7%		4,226	8.3%		10,179	7.8%		9,055	8.5%

Income taxes		(882)	-2.1%		(600)	-1.6%		(2,706)	-3.2%		(1,192)	-1.5%

NET INCOME BEFORE NON-CONTROLLING INTEREST		3,891	9.7%		3,626	9.5%		7,473	8.9%		7,863	10.0%

Net loss attributable to non-controlling interest		(244)	-0.6%		(330)	-0.9%		(426)	-0.5%		(337)	-0.4%

NET INCOME ATTRIBUTABLE TO BRAZIL FAST FOOD CORP.		3,647	9.1%		3,296	8.6%		7,047	8.4%		7,526	9.6%

Net Revenues from Own-Operated Restaurants

Net restaurant sales for our company-owned retail outlets increased R$5.4 million or 9.4%, to R$83.8 million for the six months ended June 30, 2012 as compared to R$78.4 million for the six months ended June 30, 2011.

Net restaurant sales for our company-owned retail outlets increased R$1.9 million or 10.2%, to R$40.2 million for the three months ended June 30, 2012 as compared to R$38.3 million for the three months ended June 30, 2011.

The breakdown of net revenues from the Company’s own restaurants is as follows:

	Net revenues from own-operated restaurants
	6 Months June 30,		Increase (Decrease)	6 Months June 30,		3 Months June 30,		Increase (Decrease)	3 Months June 30,
Brand	2012		%	2011		2012		%	2011
Bob’s	R$	32,334	-4.2%	R$	33,759	R$	14,008	-9.5%	R$	15,474
KFC		15,995	29.6%		12,346		8,008	30.6%		6,132
IRB—Pizza Hut		35,534	13.9%		31,209		18,230	12.0%		16,273
DOGGIS		—	-100.0%		1,154		—	-100.0%		443

Consolidated Net Revenues	R$	83,863	6.9%	R$	78,468	R$	40,246	5.0%	R$	38,322

Based on the criterion of same store sales, which only includes stores that have been open for more than one year and represents a non-GAAP statistic used in retail industry analysis, Bob’s net restaurant sales in the six months ended June 30, 2012 were 4.9% higher than in the same six-month period in 2011. The increase is attributable to face-lift of some stores and to discounted price on one of the major sandwiches, as well as special events such as Rio+20 and intensive actions to improve business at the lunch time and at drive-thrus. However, Bob’s overall sales decreased due to the reduction in the number of points of sale (from 39 in June 30, 2011 to 38 at June 30, 2012).

During 2011 the Company converted all of our own-operated Doggis’ stores to franchised stores. For this reason the Company’s results for the six months ended June 30, 2012 do not disclose any Doggis’ restaurant sales in 2012.

The decrease in the number of Bob’s and DGS’s point of sales reflects the company’s strategy to limit its direct operations to its most profitable outlets and to focus on growing its franchise network.

Under the criterion of same store sales, net restaurant sales increased approximately 7.1% for the KFC brand between the six months ended June 30, 2012 and the equivalent period in 2011. KFC’s overall sales increased due to (i) actions improving delivery business, and mailing and web sales and promotions, such as R$1.00 ice cream and family combos. KFC’s overall sales also increased due to the growth of point of sales from 8 at June 30, 2011 to 11 at June 30, 2012.

Under the criterion of same store sales, Pizza Hut’s net restaurant sales increased by approximately 12.8% between the six–month period ended June 30, 2012 and the equivalent period of 2011. Pizza Hut’s sale increase is attributable to (i) review of marketing actions and canals such as newspapers, internet, outdoors and buses; (ii) intensive training of store personnel to improve suggestive sales of starters and deserts (iii) alteration of the menus including products and product combinations and selling prices; (iv) the design of specific actions to selected restaurants; (v) co-branding deals with Nestle, Mars and Hershey’s products, and (vi) discounted prices during Monday to Thursday. Pizza Hut’s revenues were also positively impacted by the increased number of point of sales from 17 at June 30, 2011 to 18 at June 30, 2012).

Net Franchise Revenues

Net franchise revenues are comprised of initial fees (due upon the signing of a new franchise contract) and royalty fees (a percentage on sales paid by stores operated by franchisees), as set forth below:

R$'000	Six Months ended June 30,				Three Months ended June 30,
Brand	2012		2011		2012		2011
Net Franchise Royalty Fees	R$	17,328	R$	13,638	R$	8,461	R$	6,942
Initial Fee		2,360		1,796		1,216		882

Net Franchise Revenues	R$	19,688	R$	15,434	R$	9,677	R$	7,824

Net franchise revenues increased R$4.3 million or 27.6%, to R$19.7 million for the six months ended June 30, 2012 from R$ 15.4 million for the six months ended June 30, 2011.

Net franchise revenues increased R$1.9 million or 23.7%, to R$ 9.7 million for the three months ended June 30, 2012 from R$ 7.8 million for the three months ended June 30, 2011.

These increases are attributable to the growth of Company’s franchise business from 736 retail outlets as of June 30, 2011 to 893 as of June 30, 2012.

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

The rise in the number of franchisees, from 736 on June 30, 2011 to 893 on June 30, 2012, together with the expansion of the multi-brand concept, has given the Company’s management greater bargaining power with its suppliers.

In addition, the growth of the franchisee chain has boosted the volume of purchases made from suppliers. According to the terms of its Trade Partner Agreements, this means the Company has benefited from volume-related performance bonuses from its suppliers.

Other income is mainly comprised of lease of Company’s properties and nonrecurring gains.

Store Costs and Expenses

As a percentage of Total revenues, Store costs and expenses were (67.0%) and (68.0%) for the semesters ended June 30, 2012 and 2011, respectively.

As a percentage of Total revenues, Store costs and expenses were (67.0%) and (68.6%) for the quarters ended June 30, 2012 and 2011, respectively.

Analyzed as a segment (own-store operations), the respective store costs and expenses for own-operated restaurants as compared to net revenues can be seen below:

R$ 000'	3 Months Ended 30/Jun/12%		3 Months Ended 30/Jun/11%		6 Months Ended 30/Jun/12%		6 Months Ended 30/Jun/11%
STORE RESULTS
Net Revenues from Own-operated Restaurants	40,246	100.0%	38,322	100.0%	83,863	100.0%	78,468	100.0%
Store Costs and Expenses
Food, Beverage and Packaging	(12,408)	-30.8%	(12,352)	-32.2%	(27,329)	-32.6%	(25,876)	-33.0%
Payroll & Related Benefits	(9,093)	-22.6%	(8,158)	-21.3%	(18,254)	-21.8%	(16,790)	-21.4%
Restaurant Occupancy	(3,652)	-9.1%	(4,624)	-12.1%	(9,572)	-11.4%	(9,379)	-12.0%
Contracted Services	(6,273)	-15.6%	(4,818)	-12.6%	(9,709)	-11.6%	(8,859)	-11.3%
Depreciation and Amortization	(1,398)	-3.3%	(1,136)	-3.0%	(2,889)	-3.4%	(2,705)	-3.4%
Royalties charged	(1,491)	-3.5%	(1,469)	-3.8%	(3,317)	-3.9%	(2,853)	-3.6%
Other Store Costs and Expenses	(2,556)	6.4%	(2,435)	-6.4%	(6,321)	7.5%	(5,620)	-7.2%
Total Store Costs and Expenses	(36,871)	-91.6%	(34,992)	-91.3%	(77,391)	-92.3%	(72,082)	-91.9%

STORE OPERATING INCOME	3,375	8.4%	3,330	8.7%	6,472	7.7%	6,386	8.1%

Food, Beverage and Packaging Costs

The tables below set for\th the cost of food per brand:

R$'000	6 Months ended June 30, 2012					6 Months ended June 30, 2011
Brand	Revenues		Cost of Food		%	Revenues		Cost of Food		%
Bob's	R$	32,334	R$	(11,703)	-36.2%	R$	33,759	R$	(12,408)	-36.8%
KFC		15,995		(6,108)	-38.2%		12,346		(4,642)	-37.6%
IRB—Pizza Hut		35,534		(9,518)	-26.8%		31,209		(8,237)	-26.4%
DOGGIS		—		—	0.0%		1,154		(589)	-51.0%

Consolidated	R$	83,863	R$	(27,329)	-32.6%	R$	78,468	R$	(25,876)	-33.0%

R$'000	3 Months ended June 30, 2012					3 Months ended June 30, 2011
Brand	Revenues		Cost of Food		%	Revenues		Cost of Food		%
Bob's	R$	14,008	R$	(4,527)	-32.3%	R$	15,474	R$	(5,592)	-36.1%
KFC		8,008		(3,074)	-38.4%		6,132		(2,304)	-37.6%
IRB—Pizza Hut		18,230		(4,807)	-26.4%		16,273		(4,245)	-26.1%
DOGGIS		—		—	0.0%		443		(211)	-47.6%

Consolidated	R$	40,246	R$	(13,863)	-30.8%	R$	38,322	R$	(12,352)	-32.2%

The overall increase in the cost of food, beverages and packaging as a percentage of Net Revenues from Own-Operated Restaurants from 2011 to 2012 was mainly due a review of sales prices which derived lower margins. Also, the cost of food increased due to a higher purchase price of some raw materials used at Bob’s and KFC, such as bread, hamburger, ice cream and packaging products, and used at Pizza Huts such as cheese and vegetables. These increases were partially offset by a reduction in the purchase price of other important products at KFC and Bobs, like rice, beans and french fries and soft drinks and meat at Pizza Hut.

Payroll & Related Benefits

The tables below set forth the payroll costs per brand:

R$'000	6 Months ended June 30, 2012					6 Months ended June 30, 2011
Brand	Revenues		Payroll		%	Revenues		Payroll		%
Bob's	R$	32,334	R$	(7,684)	-23.8%	R$	33,759	R$	(7,467)	-22.1%
KFC		15,995		(3,885)	-24.3%		12,346		(3,126)	-25.3%
IRB—Pizza Hut		35,534		(6,685)	-18.8%		31,209		(5,663)	-18.1%
DOGGIS		—		—	0.0%		1,154		(534)	-46.3%

Consolidated	R$	83,863	R$	(18,254)	-21.8%	R$	78,468	R$	(16,790)	-21.4%

R$'000	3 Months ended June 30, 2012					3 Months ended June 30, 2011
Brand	Revenues		Payroll		%	Revenues		Payroll		%
Bob's	R$	14,008	R$	(3,717)	26.5%	R$	15,474	R$	(3,434)	-22.2%
KFC		8,008		(2,044)	-25.5%		6,132		(1,629)	-26.6%
IRB—Pizza Hut		18,230		(3,332)	-18.3%		16,273		(2,835)	-17.4%
DOGGIS		—		—	0.0%		443		(260)	-58.7%

Consolidated	R$	40,246	R$	(9,093)	22.6%	R$	38,322	R$	(8,158)	-21.3%

The Payroll & Related Benefits costs as a percentage of Net Revenues from Own-Operated Restaurants remained at the same level for the six and three month periods ended June 30, 2012 as compared to the same period in 2011.

Restaurant Occupancy Costs and Other Expenses

The tables below set forth the occupancy costs per brand:

R$'000	6 Months ended June 30, 2012					6 Months ended June 30, 2011
Brand	Revenues		Occupancy		%	Revenues		Occupancy		%
Bob's	R$	32,334	R$	(3,520)	-10.9%	R$	33,759	R$	(3,731)	-11.1%
KFC		15,995		(2,157)	-13.5%		12,346		(1,659)	-13.4%
IRB—Pizza Hut		35,534		(3,895)	-11.0%		31,209		(3,639)	-11.7%
DOGGIS		—		—	0.0%		1,154		(350)	-30.3%

Consolidated	R$	83,863	R$	(9,572)	-11.4%	R$	78,468	R$	(9,379)	-12.0%

R$'000	3 Months ended June 30, 2012					3 Months ended June 30, 2011
Brand	Revenues		Occupancy		%	Revenues		Occupancy		%
Bob's	R$	14,008	R$	(1,038)	-7.4%	R$	15,474	R$	(1,781)	-11.5%
KFC		8,008		(661)	-8.3%		6,132		(845)	-13.8%
IRB—Pizza Hut		18,230		(1,953)	-10.7%		16,273		(1,827)	-11.2%
DOGGIS		—		—	0.0%		443		(171)	-38.6%

Consolidated	R$	40,246	R$	(3,652)	9.1%	R$	38,322	R$	(4,624)	-12.1%

The decrease in restaurant occupancy costs and other expenses as a percentage of Net Revenues from Own-Operated Restaurants is mainly due to certain restaurant revenues during the second quarter of 2012 that were not subject to variable rent charges. Such decrease was partially offset due to higher store rents, as the rent agreements were adjusted, per their terms, by the IGP-M inflation index, which was 5.4% p.y.

Contracted Services

The tables below set forth the contracted service costs per brand:

R$'000	6 Months ended June 30, 2012					6 Months ended June 30, 2011
Brand	Revenues		Services		%	Revenues		Services		%
Bob's	R$	32,334	R$	(3,559)	-11.0%	R$	33,759	R$	(2,899)	-8.6%
KFC		15,995		(1,709)	-10.7%		12,346		(1,720)	-13.9%
IRB—Pizza Hut		35,534		(4,441)	-12.5%		31,209		(4,016)	-12.9%
DOGGIS		—		—	0.0%		1,154		(224)	-19.4%

Consolidated	R$	83,863	R$	(9,709)	-11.6%	R$	78,468	R$	(8,859)	-11.3%

The increase in expenses related to contracted services as a percentage of net revenues from own-operated restaurants were due to increase in maintenance, delivery and utilities costs.

Depreciation and Amortization (Stores and Headquarters)

Depreciation and amortization nominal costs remained at the same level for the six-month period ended June 30, 2012 as compared to the same period in 2011.

Other Store Cost and Expenses

Other store cost and expenses expressed as a percentage of net revenues from own-operated restaurants remained at the same level for the six-month period ended June 30, 2012 as compared to the same period in 2011.

Franchise Costs and Expenses

As a percentage of Total Revenues, Franchise costs and expenses were (6.7%) and (5.2%) for the semesters ended June 30, 2012 and 2011, respectively.

As a percentage of Total Revenues, Franchise costs and expenses were (8.4%) and (5.7%) for the quarters ended June 30, 2012 and 2011, respectively.

Analyzed as a segment (franchise operations), franchise costs and expenses had the following behavior against net franchise revenues:

R$ 000'	3 Months Ended 30/Jun/12%		3 Months Ended 30/Jun/11%		6 Months Ended 30/Jun/12%		6 Months Ended 30/Jun/11%
FRANCHISE RESULTS
Net Franchise Revenues	9,677	100.0%	7,824	100.0%	19,688	100.0%	15,434	100.0%
Payroll & Related Benefits	-2463	-25.5%	(1,575)	-20.1%	(4,515)	-22.9%	(3,280)	-21.3%
Occupancy expenses	(333)	-3.4%	(183)	-2.3%	(680)	-3.5%	(426)	-2.8%
Travel expenses	(202)	-2.1%	(485)	-6.2%	(427)	-2.2%	(677)	-4.4%
Contracted Services	(472)	-4.9%	(267)	-3.4%	(588)	-3.0%	(463)	-3.0%
Other franchise cost and expenses	(259)	-2.7%	(400)	-5.1%	(598)	-3.0%	(632)	-4.1%

Franchise Costs and Expenses	(3,729)	-38.5%	(2,910)	-37.2%	(6,808)	-34.6%	(5,478)	-35.5%

FRANCHISE OPERATING INCOME	5,948	61.5%	4,914	62.8%	12,880	65.4%	9,956	64.5%

Franchise cost and expenses expressed as a percentage net franchise revenues were approximately (39.6%) and (35.5%) for the periods of six months ended June 30, 2012 and 2011, respectively.

Franchise cost and expenses expressed as a percentage net franchise revenues were approximately (48.8%) and (37.2%) for the periods of three months ended June 30, 2012 and 2011, respectively.

These increases are attributable to the growth of franchise business and the related necessity to spread its infra-structure. Accordingly, there were increases of franchise department personnel and their compensation. The expansion in the number of employees also derived increases on occupancy costs, and traveling expenses in 2012.

Marketing, General and Administrative Expenses

Marketing Expenses

Bob´s Brand

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

The balance of any resources from the marketing fund that was not spent is recognized as accrued accounts payable and totaled R$ 1.1 million as of June 30, 2012 (R$3.1 million as of December 31, 2011).

This balance represents contributions made by Venbo and franchisees that have not yet been used in campaigns.

The marketing fund expenses on advertising and promotions are recognized as incurred. Total marketing investments financed by the marketing fund amounted to R$16.8 million and R$18.4 million for the six months ended June 30, 2012 and 2011, respectively.

KFC and Pizza Hut Brands

We contribute 0.5% of KFC’s and Pizza Hut’s monthly net sales into a marketing fund managed by YUM! Brands—Brazil. In addition, the Company is also committed to investing 5.0% of KFC’s and Pizza Hut’s monthly net sales in local marketing and advertising.

The marketing expenses on KFC and Pizza Hut advertising and promotions are recognized as incurred and amounted R$3.9 million and R$2.1 million for the six months ended June 30, 2012 and 2011, respectively.

Doggis Brand

We are committed to invest at least 4% of the Doggis restaurant sales in local marketing expenses. There is no contribution to a marketing fund.

Local marketing expenses on Doggis advertising and promotions are recognized as incurred and amounted R$ 0.1 million for the six months ended June, 2012 and R$0.3 million for the six months ended June, 2011.

As a percentage of total revenues, marketing expenses were approximately (2.6%) and (1.3%) for the six months ended June 30, 2012 and 2011, respectively.

General and Administrative Expenses

As a percentage of total revenues, general and administrative expenses were approximately (14.3%) and (13.9%) for the six months ended June 30, 2012 and 2011, respectively.

As a percentage of total revenues, general and administrative expenses were approximately ( 14.3%) and (13.6%) for the three months ended June 30, 2012 and 2011, respectively.

These increases are attributable to outsourcing of various positions at our finance department, deriving labor severance costs, increase of salaries due to union agreements, as well as increase of administrative personnel in order to support the Company’s growth. In addition severance cost of Company’s high management during the second quarter derived increase of General and Administrative Expenses.

Other Operating Expenses

Other operating expenses are mainly comprised of uncollectible receivables, depreciation, preopening and non recurring expenses. Other operating expenses expressed as a percentage of Total revenues were (1.6%), for the six months ended June 30, 2012 and (3.2%) for the six months ended June 30, 2011. Other operating expenses expressed as a percentage of Total revenues were (0.9%), for the three months ended June 30, 2012 and (3.4%) for the three months ended June 30, 2011.

The following table sets forth the breakdown of Other Operating Expenses:

	Six months ended				Three months ended
R$ 000’	June 30,				June 30,
	2012		2011		2012		2011
Uncollectable receivables	R$	(146)	R$	890	R$	(125)	R$	618
Depreciation of Headquarters’ fixed assets		(774)		(740)		(497)		(530)
Non-recurring logistics expenses		—		(2,411)		—		(1,261)
Accruals for contingencies		(274)		(747)		352		(446)
Preopening and other expenses		(1,591)		(353)		(1,117)		(113)

	R$	(2,785)	R$	(3,361)	R$	(1,387)	R$	(1,732)

During the first semester of 2011 the Company paid out one-time expenses in the amount of R$2.4 million to cover momentary shortfalls in the distribution of raw materials to point of sales located at distant areas in the north and mid-west of Brazil, which are complicated to organize and have high logistics costs. Since the second quarter of 2012, the Company improved its logistics system, by Company changing its logistics operator.

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

During the quarters ended June 30, 2012 and 2011, the Company’s review in accordance with FASB ASC 360, resulted in no charge to the income statement.

Interest Expense, net

Interest expense increase as a percentage of Total Revenues is mainly due to the increase of Company’s indebtedness.

Income Taxes

As a percentage of total revenues, income taxes were approximately (3.2%) and (1.5%) for the six months ended June 30, 2012 and 2011, respectively.

As a percentage of total revenues, income taxes were approximately (2.1%) and (1.6%) for the three months ended June 30, 2012 and 2011, respectively.

From January, 2007 to December 2011 the Company recorded tax credits derived from its restructuring, completed on December 31, 2006, when all of the Company’s businesses in Brazil started to be consolidated through BFFC do Brasil. Since this credit extinguished on the end of 2011, income tax expenses increased from the first semester of 2011 to the same period of 2012.

During the second quarter of 2012, the Company reviewed the apportionment of its corporate expenses and such review derived in the reduction of the taxable income of some of its subsidiaries and partially offset the increase discussed in the previous paragraph.

LIQUIDITY AND CAPITAL RESOURCES (Amounts in thousand of Brazilian reais)

A)  Introduction

Since March 1996, we have funded our cumulative operating losses of approximately R$10.1 million and made acquisitions of businesses and capital improvements (including the refurbishment of some of the Company’s stores), for which we used cash remaining at the closure of our acquisition of Venbo, borrowed funds from various sources, and made private placements of our securities. As of June 30, 2012, we had cash on hand of approximately R$23.5 million—which included a R$21.4 million investment in cash equivalent—and a working capital of approximately R$13.3 million. Our cash on hand should be adequate to sustain our operations for the next twelve (12) months.

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

Since the last quarter of 2008, when we increased our bank debt position in order to fund the acquisition of IRB, the expansion of the KFC stores and the startup of the Doggis brand, these transactions brought the Company’s working capital back into negative territory. After a sequence of positive results (operating income in the years of 2009, 2010 and 2011, as well as in the first semester of 2012) the Company returned to positive working capital.

For the quarter ended June 30, 2012, we had net cash provided by operating activities of R$8.5 million (R$9.4 million in 2011), net cash used in investing activities of R$8.9 million (R$0.5 million used in 2011) and net cash provided by financing activities of R$2.6 million (R$4.9 million used in 2011). Net cash used in investing activities was primarily the result of Company’s investment in property and equipment to improve Company’s retail operations, mainly setting up new own-operated KFC and Pizza Hut stores. Net cash provided by financing activities was mainly the result of new borrowings to fund the Company’s investments and operations.

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

B) Debt Obligation - financial institutions

As of June 30 2012 and December 31, 2011, we had the following debt obligations with financial institutions:

R$ 000'	June 30,		December 31,
	2012 (unaudited)		2011
Revolving lines of credit (a)	R$	18,176	R$	16,054
Other loan (b)		819		537

		18,995		16,591
Less: current portion		(13,665)		(11,523)

	R$	5,330	R$	5,068

At June 30, 2012, future maturities of notes payable are as follows:

R$ 000'
Remaining	2012	R$	13,371
	2013		1,321
	2014		1,321
	2015		1,321
	2016		1,661

		R$	18,995

(a) Part of this debt (R$13.4 million) is due on demand from two Brazilian financial institutions at interest of approximately 13.6%p.y. Another portion (R$4.9 million) is payable to a Brazilian financial institution in 53 installments of R$92,600 (commencing on June 2012 and ending on November, 2016), plus interests of 12.9%p.y. All debts of this category are collateralized by certain officers and receivables.

(b) Other loan was mainly comprised of loan taken out with UBS Pactual related to the acquisition of the Pizza Hut business in Brazil. This debt was fully repaid during 2011. The remaining debt is comprised of equipment financing with a Brazilian Government Bank (BNDES) and is due in 48 installments, with interests of 12.3% a.a.

The carrying amount of notes payable approximates fair value at June 30, 2012 because they are at market interest rates.

C) Debt Obligation—taxes

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

Venbo disagrees with the amount calculated by the Brazilian government in September 2011. Venbo believes that the Brazilian government did not consider the payments made during the prior amnesty programs, which total R$10.4 million. According to Venbo’s records, Venbo should owe R$4.2 million after the income tax credits are included in the account.

Venbo has decided to file an administrative appeal to the Brazilian Internal Revenue Service to have the calculations for the REFIS IV program reviewed. At this time, Venbo cannot estimate what the outcome of this claim will be and whether it will be able to reduce the liability to the amount it believes it owes.

These circumstances have the following impact on the company’s consolidated financial statements as of December 31, 2011:

- the liability relating to the financing of taxes, previously stated at R$10.0 million, has been raised to R$11.3 million, charged against other operating expenses, in the income statement of 2011;

- the portion of the liability described above which Venbo is disputing has been reclassified from the reassessed taxes account to a contingency account;

- as described above, Venbo’s total income tax credits that were used when the debt was consolidated was R$11.3 million;

According to the REFIS IV program, Venbo will pay 151 monthly installments of approximately R$47,300 and 24 monthly installments of approximately R$111,700 commenced in January 2012 with interest accruing at rates set by the Brazilian federal government (SELIC), which is currently 8.2%p.y.

During the six months ended June 30, 2012, the Company paid approximately R$1.1 million (R$0.7 million in the same period of 2011) related to REFIS IV program.

D) Other Obligations

We also have long-term contractual obligations in the form of operating lease obligations related to the Company’s own-operated stores.

The future minimum lease payments under those obligations with initial or remaining noncancelable lease terms in excess of one year at June 30, 2012 are as follows:

R$ 000'
Fiscal Year		Contractual Leases
Remaining	2012	R$	8,682
	2013		13,164
	2014		11,238
	2015		5,579
	2016		3,909
Thereafter			8,382

		R$	50,954

Rent expense was R$9.1 million for the period of six months ended June 30, 2012 (R$8.5 million in 2011).

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

We estimate that our capital expenditure for the remaining fiscal year of 2012 to be used for maintaining and upgrading our current restaurant network, making new investments in restaurant equipment, and expanding the KFC, Pizza Hut, Doggis and Yoggi chains in Brazil through own-operated stores, will come to approximately R$6.0 million. In 2012, we intend to focus our efforts on expanding both the number of our franchisees and the number of our franchised retail outlets, neither of which are expected to require significant capital expenditure. In addition, the expansion will provide income derived from initial fees charged on new franchised locations.

As discussed above, we have contractual obligations in different forms. The following table summarizes our contractual obligations and financial commitments, as well as their aggregate maturities.

R$ 000’
Fiscal Year		Contractual Leases		Fiscal debt (REFIS IV)		Loans Payable		Total
Remaining	2012	R$	8,682	R$	1,031	R$	13,371	R$	23,084
	2013		13,164		2,062		1,321		16,547
	2014		11,238		2,062		1,321		14,621
	2015		5,579		2,062		1,321		8,962
	2016		3,909		2,062		1,661		7,632
Thereafter			8,382		1,303		—		9,685

		R$	50,954	R$	10,582	R$	18,995	R$	80,531

Lease obligations are usually adjusted to keep in line with inflation, which is currently at 5.4% p.y. Fiscal debts are payable with interest, the rates of which are discussed in letter C above. All the amounts disclosed in the previous tables include interest incurred up to June 30, 2012 on an accrual basis.

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

As of June 30, 2012 the Company has approximately 651 franchisees that operate approximately 893 points of sales. A few of them may undergo financial difficulties in the course of their business and may therefore fail to pay their monthly royalty fees.

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

When a franchisee has past due accounts due to unpaid royalty fees, the Company may reassess such debts with the franchisee and collect them in installments. The Company may also intermediate the sale of the franchise business to another franchisee (new or owner of another franchised store) and reschedule such accounts receivable as part of the purchase price. When either kind of agreement is reached and collectability of the past due amounts is reasonably assured, the Company records these amounts as “Franchisees—renegotiated past due accounts”.

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

The relationship between the Company and each of its franchisees is legally bound by a formal contract, where each franchisee agrees to pay monthly royalty fees equivalent to a percentage of its gross sales. The formal contract and the franchisees’ sales (as a consequence of their business) meet three of the four revenue recognition requirements:

-	Persuasive evidence that an arrangement exists—the contract is signed by the franchisee;

-	Delivery has occurred or services have been rendered—franchisee sales are the basis of royalty revenues;

-	The seller’s price to the buyer is fixed or determinable—the contract states that royalties are a percentage of the franchisee’s gross sales;

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

Bob´s Brand

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

In December 2010, the FASB issued ASU 2010-28, Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts, a consensus of the FASB Emerging Issues Task Force (Issue No. 10-A). ASU 2010-28 modifies Step 1 of the goodwill impairment test under ASC Topic 350 for reporting units with zero or negative carrying amounts to require an entity to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are adverse qualitative factors in determining whether an interim goodwill impairment test between annual test dates is necessary. The adoption of ASU 2010-28 in 2012 did not have a material impact on its consolidated financial statements.

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

We had a R$18.2 million variable-rate (CDI-based interest) debt outstanding at June 30, 2012, and R$14.7 million outstanding at December 31, 2011. Based on these outstanding amounts, a 100 basis point change in interest rates would raise our interest expense by approximately $0.5 million at June 2012. Whenever possible, we make every effort to protect our revenues from foreign currency exchange risks by periodically adjusting our selling prices in Reais.

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

Evaluation of Disclosure Controls and Procedures

As of June 30, 2012, the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Based upon the foregoing evaluation as of June 30, 2012, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and operating as of June 30, 2012, to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2012, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for the matters mentioned above.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

Other than the tax appeals described in Note 6 to our consolidated financial statements included in this Quarterly Report on Form 10-Q, we are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

ITEM 1A.	RISK FACTORS.

An investment in our securities involves a high degree of risk. There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011 that was filed with the Securities and Exchange Commission on April 30, 2012.

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

Date: August 17, 2012

BRAZIL FAST FOOD CORP.

By:	/s/	Ricardo Figueiredo Bomeny

Ricardo Figueiredo Bomeny
Chief Executive Officer and Chief Financial Officer