Form 10-Q
period 2012-09-30
BRAZIL FAST FOOD CORP
filed 2012-11-14
CIK 914537

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of November 14, 2012 there were 8,129,437 shares outstanding of the Registrant’s Common Stock, par value $0.0001.

ITEM 1.	FINANCIAL STATEMENTS.

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

Consolidated Balance Sheets – Assets

(in thousands of Brazilian Reais, except share amounts)

	September 30, 2012		December 31, 2011
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents (note 3)	R$	28,362	R$	21,357
Inventories		2,658		3,985
Accounts receivable
Clients		5,861		5,660
Franchisees		13,888		12,247
Allowance for doubtful accounts		(600)		(801)
Prepaid expenses		1,238		1,500
Advances to suppliers		2,108		3,478
Receivables from properties sale (notes 4 and 5)		365		3,523
Other current assets (note 4)		7,593		4,083

TOTAL CURRENT ASSETS		61,473		55,032
Other receivables and other assets (note 4)		12,907		10,862
Deferred tax asset, net		6,825		8,378
Goodwill (note 2)		2,699		799
Property and equipment, net		37,604		31,342
Intangible assets, net		6,145		4,472

TOTAL ASSETS	R$	127,653	R$	110,885

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

Consolidated Balance Sheets – Liabilities and Shareholders’ Equity

(in thousands of Brazilian Reais, except share amounts)

	September 30, 2012		December 31, 2011
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Notes payable (note 8)	R$	12,115	R$	11,523
Accounts payable and accrued expenses		9,734		11,608
Payroll and related accruals		6,656		5,618
Taxes		4,555		5,020
Deferred income tax		209		1,262
Current portion of deferred income (note 7)		2,519		1,118
Current portion of contingencies and reassessed taxes		2,075		1,940
Other current liabilities		791		—

TOTAL CURRENT LIABILITIES		38,654		38,089
Deferred income, less current portion (note 7)		2,412		4,057
NOTES PAYABLE, less current portion (note 8)		9,306		5,068
CONTINGENCIES AND REASSESSED TAXES, less current portion (note 6)		17,860		18,215
Other liabilities (note 9)		1,153		—

TOTAL LIABILITIES		69,385		65,429

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 5,000 shares authorized; no shares issued		—		—
Common stock, $.0001 par value, 12,500,000 shares authorized; 8,472,927 shares issued for both 2012 and 2011; and 8,129,437 shares outstanding for both 2012 and 2011		1		1
Additional paid-in capital		61,148		61,148
Treasury Stock (343,490 shares)		(2,060)		(2,060)
Accumulated deficit		(4,210)		(16,092)
Accumulated comprehensive loss		(1,095)		(1,128)

TOTAL SHAREHOLDERS’ EQUITY		53,784		41,869

Non-Controlling Interest		4,484		3,587

TOTAL EQUITY		58,268		45,456

TOTAL LIABILITIES AND EQUITY	R$	127,653	R$	110,885

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

(in thousands of Brazilian Reais, except share amounts)

	Nine Months Ended September 30,
	2012		2011
REVENUES
Net Revenues from Own-operated Restaurants	R$	127,167	R$	124,488
Net Revenues from Franchisees		30,980		24,250
Net Revenues from Trade Partners		15,974		14,744
Other Income		1,922		2,842

TOTAL REVENUES		176,043		166,324

OPERATING COSTS AND EXPENSES
Store Costs and Expenses		(116,090)		(112,314)
Franchise Costs and Expenses		(10,467)		(8,510)
Marketing Expenses		(3,074)		(2,591)
Administrative Expenses		(24,317)		(23,617)
Other Operating Expenses		(3,917)		(5,204)
Net Result of Assets Sold		(130)		335

TOTAL OPERATING COSTS AND EXPENSES		(157,995)		(151,901)

OPERATING INCOME		18,048		14,423

Interest Income (Expense), net		(666)		610

NET INCOME BEFORE INCOME TAX		17,382		15,033

Income taxes		(3,605)		(7,329)

NET INCOME BEFORE NON-CONTROLLING INTEREST		13,777		7,704

Net (income) loss attributable to non-controlling interest		(806)		(719)

NET INCOME ATTRIBUTABLE TO BRAZIL FAST FOOD CORP.	R$	12,971	R$	6,985

NET INCOME PER COMMON SHARE (BASIC AND DILUTED)	R$	1.60	R$	0.86

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (BASIC AND DILUTED)		8,129,437		8,131,147

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

(in thousands of Brazilian Reais, except share amounts)

	Three Months Ended September 30,
	2012		2011
REVENUES
Net Revenues from Own-operated Restaurants	R$	43,304	R$	46,020
Net Revenues from Franchisees		11,292		8,816
Revenues from trade Partners		5,236		4,177
Other Income		620		1,380

TOTAL REVENUES		60,452		60,393

OPERATING COSTS AND EXPENSES
Store Costs and Expenses		(38,699)		(40,232)
Franchise Costs and Expenses		(3,659)		(3,032)
Marketing Expenses		(1,179)		(1,200)
Administrative Expenses		(8,074)		(8,939)
Other Operating Expenses		(1,132)		(1,843)
Net Result of Assets Sold		(213)		363

TOTAL OPERATING COSTS AND EXPENSES		(52,956)		(54,883)

OPERATING INCOME		7,496		5,510

Interest Income (expenses), net		(293)		468

NET INCOME BEFORE INCOME TAX		7,203		5,978

Income taxes		(899)		(6,137)

NET INCOME BEFORE NON-CONTROLLING INTEREST		6,304		(159)

Net (income) loss attributable to non-controlling interest		(380)		(382)

NET INCOME (LOSS) ATTRIBUTABLE TO BRAZIL FAST FOOD CORP.	R$	5,924	R$	(541)

NET INCOME PER COMMON SHARE (BASIC AND DILUTED)	R$	0.73	R$	(0.07)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (BASIC AND DILUTED)		8,129,437		8,129,437

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss (Unaudited)

(in thousands of Brazilian Reais)

	Nine Months Ended September 30,				Three Months Ended September 30,
	2012		2011		2012		2011
NET INCOME ATTRIBUTABLE TO BRAZIL FAST FOOD CORP.	R$	12,971	R$	6,985	R$	5,924	R$	(541)
Other comprehensive income (loss):
Foreign currency translation adjustment		33		(8)		—		31

COMPREHENSIVE INCOME ATTRIBUTABLE TO BRAZIL FAST FOOD CORP.	R$	13,004	R$	6,977	R$	5,924	R$	(510)

There are no comprehensive income components attributable to noncotrolling interest. Accordingly, Consolidated Statements of Comprehensive Income (Loss) is derived from Net Income (Loss) attributable to BFFC.

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

Consolidated Statements of Changes In Shareholders’ Equity (Unaudited)

(in thousands of Brazilian Reais)

				Additional						Accumulated		Total		Non-
	Common Stock			Paid-In		Treasury		Accumulated		Comprehensive		Shareholders’		Controlling		Total
	Shares	Par Value		Capital		Stock		Deficit		Loss		Equity		Interest		Equity
Balance, December 31, 2011	8,129,437	R$	1	R$	61,148	R$	(2,060)	R$	(16,092)	R$	(1,128)	R$	41,869	R$	3,587	R$	45,456

Effect of exchange of shares (notes 2 and 4)	—		—		—		—		(1,089)	—			(1,089)		91		(998)

Net Income	—		—		—		—		12,971	—			12,971		806		13,777

Cummulative translation adjustment	—		—		—		—		—	33			33		—		33

Balance, September 30, 2012	8,129,437	R$	1	R$	61,148	R$	(2,060)	R$	(4,210)	R$	(1,095)	R$	53,784	R$	4,484	R$	58,268

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(in thousands of Brazilian Reais)

	Nine Months Ended September, 30
	2012		2011
CASH FLOW FROM OPERATING ACTIVITIES:
NET INCOME BEFORE NON-CONTROLLING INTEREST	R$	13,777	R$	7,704
Adjustments to reconcile net income to cash provided by (used in) operating activities:

Depreciation and amortization		5,495		5,329
(Gain) Loss on assets sold, net		130		(335)
Deferred income tax		500		5,054

Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable		(2,043)		(1,281)
Inventories		1,327		(534)
Prepaid expenses, advances to suppliers and other current assets		(1,878)		(2,366)
Other assets		(2,045)		(1,337)
(Decrease) increase in:
Accounts payable and accrued expenses		(1,874)		(5,452)
Payroll and related accruals		1,038		1,926
Taxes		(465)		(685)
Deferred income		(244)		2,643
Contingencies and reassessed taxes		(220)		289
Other liabilities		1,153		(5)

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES		14,651		10,950

CASH FLOW FROM INVESTING ACTIVITIES:
Additions to property and equipment		(12,929)		(4,239)
Proceeds from sale of property, equipment and intangible assets		2,618		3,795
Yoggi acquisiton (note 2)		(1,109)		—
Exchange of shares (notes 2 and 4)		(1,089)		—
Acquisition of Company’s own shares		—		(114)

CASH FLOWS USED IN INVESTING ACTIVITIES		(12,509)		(558)

CASH FLOW FROM FINANCING ACTIVITIES:
Non-controlling paid in capital		—		871
Net Borrowings (Repayments) under lines of credit		4,830		(4,376)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES		4,830		(3,505)

EFFECT OF FOREIGN EXCHANGE RATE		33		(8)

NET INCREASE IN CASH AND CASH EQUIVALENTS		7,005		6,879

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD		21,357		16,742

CASH AND CASH EQUIVALENTS AT END OF PERIOD	R$	28,362	R$	23,621

See Notes to Consolidated Financial Statements

BRAZIL FAST FOOD CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(in Brazilian Reais, unless otherwise stated)

NOTE 1 - FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements of Brazil Fast Food Corp. and its subsidiaries (jointly referred to as “the Company”, “BFFC”, or “Brazil Fast Food”) have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial statements. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Unless otherwise specified, all references in these financial statements to (i) “Reais” or “R$” are to the Brazilian Real (singular), or to Brazilian Reais (plural), the legal currency of Brazil, and (ii) “U.S. Dollars” or “$” are to United States dollars.

The balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

The consolidated financial statements as of September 30, 2012, and for the nine- and three-month periods ended September 30, 2012 and 2011 included in this report, are unaudited. However, in management’s opinion, such consolidated financial statements reflect all normal recurring adjustments that are necessary for a fair presentation. The results for the interim periods are not necessarily indicative of trends or of results expected for the full year ending December 31, 2012.

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

The consolidated financial statements for the nine months and three months ended September 30, 2011, have been restated to conform to the current quarter’s presentation, as follows:

R$’000	Nine Months Ended September 30, 2011
	As previously reported		Reclassification		As currently reported
Store Costs and Expenses	R$	(113,776)	R$	1,462	R$	(112,314)
Administrative Expenses		(22,753)		(864)		(23,617)
Other Operating Expenses		(4,606)		(598)		(5,204)

R$’000	Three Months Ended September 30, 2011
	As previously reported		Reclassification		As currently reported
Store Costs and Expenses	R$	(40,405)	R$	173	R$	(40,232)
Administrative Expenses		(8,939)		—		(8,939)
Other Operating Expenses		(1,670)		(173)		(1,843)

NOTE 2 - BUSINESS AND OPERATIONS

The Company was incorporated in the state of Delaware on September 16, 1992.

In December 2006, the Company established a holding company in Brazil called BFFC do Brasil Participações Ltda. (“BFFC do Brasil”, formerly 22N Participações) to consolidate all its business in the country and allow the Company to pursue its multi-brand program, as discussed below:

BOB’S TRADEMARK

In 1996, the Company acquired 100.0% of the capital of Venbo Comercio de Alimentos Ltda. (“Venbo”), a Brazilian limited liability company which conducts business under the “Bob’s” trade name and owns and operates, both directly and through franchisees, a chain of hamburger fast food restaurants in Brazil.

In 2011, three of Venbo’s own-operated restaurants were transferred to two newly affiliated companies, LM Comércio de Alimentos Ltda. and PCN Comércio de Alimentos Ltda., both subsidiaries of BFFC do Brasil, in order to enhance these stores’ results through the inclusion of a minor partner directly responsible for their operation.

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

During 2011, some of CFK’s own-operated restaurants in Sao Paulo were transferred to two newly affiliated companies, CFK São Paulo Comércio de Alimentos Ltda. (“CFK SP”) and MPSC Comércio de Alimentos Ltda. (“MPSC”). Both CFK SP and MPSC are newly affiliated companies and subsidiaries of BFFC do Brasil, created in order to enhance these four stores’ results through the inclusion of two minor partners (one for each new affiliate) which are directly responsible for the stores’ operations.

Suprilog Logística Ltda. (“Suprilog”), which used to warehouse equipment and spare parts and provide maintenance services for the Company’s own-operated restaurants, changed its business purpose. FCK Comércio de Alimentos Ltda. (“FCK”, formerly Suprilog) became responsible for developing and expanding the KFC chain in Brazil, but, currently, is a non-operating company.

On May 3, 2012, Brazil Fast Food and Yum! Restaurants International (YRI), a subsidiary of Yum! Brands, announced the satisfactory completion of the first phase of their efforts to expand the KFC and Pizza Hut brands in Brazil, pursuant to which the Company is engaged to provide franchise support services for KFC and Pizza Hut franchisees and to develop these brands, upon their reentry to Brazil.

Accordingly, as of May 2012, YRI started to directly manage its franchise business in Brazil, supporting the KFC business in Brazil.

YRI and BFFC will remain close partners as BFFC continues to contribute to the development of the KFC brand as a KFC franchisee focused on Rio de Janeiro and São Paulo.

PIZZA HUT TRADEMARK

In 2008, the Company reached an agreement with Restaurants Connection International Inc. (“RCI”) to acquire, through the Company’s wholly-owned holding subsidiary, BFFC do Brasil, 60% of Internacional Restaurantes do Brasil (“IRB”), which operates Pizza Hut restaurants in the city of São Paulo as a Yum! Brands franchisee. The remaining 40% of IRB is held by another Brazilian company of which IRB’s current CEO is the main stockholder.

In connection with this acquisition, the Company recorded R$799 as Goodwill, which represents the excess of cost over IRB’s net tangible assets and identifiable intangible assets.

IRB also operates a coffee concept brand called “In Bocca al Lupo Café”, which has four stores in São Paulo city.

In May 2012, YRI started to directly manage its franchise business in Brazil, supporting Pizza Hut businesses in Brazil from its Restaurant Support Center in São Paulo. However, BFFC will still continue to contribute to the development of the Pizza Hut brand as a Pizza Hut franchisee, with operations in the São Paulo metropolitan area.

DOGGIS TRADEMARK

In October 2008, the Company reached an agreement with Gastronomía & Negocios Sociedad Anonima (“G&N”, formerly Grupo de Empresas Doggis Sociedad Anonima), one of the fast food leaders and the owner of the Doggis hot-dog chain in Chile, where it has 150 stores.

By this agreement, BFFC do Brasil would establish a Master Franchise to manage, develop and expand the Doggis hot-dog chain in Brazil through own-operated restaurants and franchisees, and G&N would establish a Master Franchise to manage, develop and expand the Bob’s hamburger chain in Chile through own-operated restaurants and franchisees.

The Master Franchise established in Brazil was named DGS Comercio de Alimento S.A. (“DGS”) and the Master Franchise established in Chile was named BBS S.A. (“BBS”). According to this agreement, BFFC do Brasil would own 20% of BBS and G&N would own 20% of DGS.

During the third quarter ended September 30, 2012, the original agreement was reviewed, subsequent to which BFFC acquired the remaining 20% of DGS’s capital shares from G&N in exchange for 20% of BBS’s capital shares, which were accordingly transferred to G&N.

Currently, the Company owns 100% of DGS and continues to develop the Doggis trade mark in Brazil. G&N owns 100% of BBS’s capital shares and will continue to develop the Bob’s trade mark in Chile.

To reflect this exchange of interest, the Company recorded a gain of R$470,000 in the Consolidated Statements of Operations for the nine-month period ended September 30, 2012 and recorded R$1,089,000 as retained losses related to the accumulated losses from DGS that were previously recognized as non-controlling interests.

YOGGI TRADEMARK

In May 2012, the Company acquired Yoggi do Brasil Ltda (“Yoggi”), which has operated a franchise network of frozen yogurt stores in Brazil since 2008, with 48 franchised point of sales.

The Company acquired 100% of Yoggi’s equity for R$2 million, paying approximately R$0.5 million at the acquisition closing and the balance in seven equal monthly installments with interest set at the Brazilian interbank lending rate (CDI) (currently 8.25% p.y.).

In connection with the acquisition of Yoggi, the Company has recorded approximately R$1.9 million as excess of purchase price over net assets acquired. This reflects a preliminary allocation of the purchase price and is subject to a final valuation and allocation of all of Yoggi’s assets and liabilities against an increase in its equity.

NOTE 3 – CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of the following:

R$’000	September 30,		December 31,
	2012		2011
	R$		R$
Cash at point of sales		640		858
Cash with money collectors		477		460
Bank accounts		5,316		4,807
Investments funds (a)		21,929		15,232

	R$	28,362	R$	21,357

The bank account item can be broken down into R$19,000 at September 30, 2012 (R$476,000 at December 31, 2012 2011) deposited in a financial institution in the USA, with the remaining balance in financial institutions in Brazil.

(a)	The Company invests its temporary overflow of cash in financial funds which are mostly linked to fixed-interest securities with original maturities of less than three months.

NOTE 4 – OTHER RECEIVABLES AND OTHER ASSETS

Other receivables and other assets consist of the following:

R$’000
Other current assets:
	September 30, 2012		December 31, 2011
Witheld taxes	R$	854	R$	481
Receivables from suppliers (a)		1,649		1,590
Franchise receivable other than royalties - current portion (b)		2,548		498
Marketable securities		—		537
Other current receivables		2,419		977

Total	R$	7,593	R$	4,083

R$’000
Other receivables and other assets:
	September 30,		December 31,
	2012		2011
Franchise receivable other than royalties - long term (b)	R$	1,885	R$	343
Judicial deposits (c)		9,576		8,528
Properties held for sale (d)		1,142		1,135
Investment in BBS (Bobs - Chile) (e)		—		808
Other receivables		304		48

Total	R$	12,907	R$	10,862

(a)	The Company has centralized purchasing agreements for material storage and distribution. However all purchases are ordered by and delivered to each restaurant. Occasionally, the Company can sell, through its subsidiaries, products that need to be imported directly by the Company and sold to all restaurants of the Company’s chains. As of September, 30 2012 the Company had receivables, related to those transactions, in the amount of R$1.7 million (R$1.6 million in December 31, 2011).
(b)	Receivables derive from the sale of the Company’s own-operated restaurant assets, (e.g. inventories and uniforms. This also includes receivables related to the reimbursement of expenses incurred by the Company for the franchisees’ benefit (e.g. rent, training and delivery operations, and pre-sale of products at events where the Company participates);
(c)	Deposits in court required by Brazilian legislation in connection with some legal disputes, also discussed in note 6;
(d)	The Company has sold its real estate properties, as discussed in note 5. A portion of the sale was not finalized until September 30, 2012, and the Company recorded the carrying amount (cost of acquisition, net of accumulated depreciation) as property for sale (R$1,142,000); and
(e)	Refers to the Company’s acquisition of a 20% capital interest in BBS, recorded at cost. As discussed in note 2, during the third quarter of 2012, the Company sold its interest in BBS in exchange for a 20% capital interest in DGS.

NOTE 5 – SALE OF ASSETS

During the third quarter of 2010 the Company entered into an agreement to sell all its eight owned real-estate properties to Bigburger Ltda. and CCC Empreendimentos e Participações Ltda., entities controlled by José Ricardo Bomeny and Rômulo B. Fonseca, respectively, two major shareholders of the Company. Seven of the properties sold operate under the Bob’s brand (three own-operated stores and four stores operated by franchisees) and one store is operated by a third party not related to the Company. The transaction only covered the sale of the buildings and improvements to them, but did not include either the operating assets or the operation of the stores. Therefore, the Company has continued to operate its stores as usual.

This transaction was conducted at fair value and resulted in sale proceeds of R$13.5 million on assets, with a carrying amount of R$6.4 million. Management prepared fair value estimates for these asset sales and considered valuation reports by third-party real estate consultants.

By December 31, 2010, much of the transaction had already been concluded (seven of the eight properties transferred), for which the Company recorded a net gain of R$5.4 million (R$3.6 million, net of income taxes), recognized as income. Some legal issues have held up the sale of the one remaining property, though this is expected to be concluded in 2012, bringing an expected additional gain of approximately R$1.7 million (R$1.1 million, net of income taxes). The assets which had not been transferred by September 30, 2012, were reclassified in the Properties for Sale account (part of “Other Receivables and Other Assets” – see note 4) at their carrying amount (R$1.1 million).

The terms of the sale included a down-payment of approximately 20% of the total amount, with the balance to be paid in 24 monthly installments. The buyers also accepted certain conditions to protect the Company’s long-term interests, including the maintenance of existing rental agreements and loan guarantees. All payments due by September 30, 2012, were received by the Company.

This transaction enabled the Company to reduce its debt and permitted management to focus its attention on its core restaurant operations.

NOTE 6 – CONTINGENCIES AND REASSESSED TAXES

Liabilities related to tax amnesty programs and litigation consist of the following:

R$ 000’	September 30, 2012 (unaudited)			December 31, 2011
	Total Liability	Current Liability	Long Term Liability	Total Liability	Current Liability	Long Term Liability
Reassessed taxes
Federal taxes (REFIS IV)	3,054	2,075	979	4,121	1,940	2,181
Contingencies
REFIS IV	7,180		7,180	6,658		6,658
ISS tax litigation	8,252		8,252	7,666	—	7,666
Labor litigation	1,092		1,092	1,464		1,464
Property leasing and other litigation	357		357	246	—	246
					—

TOTAL	19,935	2,075	17,860	20,155	1,940	18,215

Reassessed taxes

Over the past ten years, the Brazilian government has launched four amnesty programs for domestic companies to pay off taxes in arrears. To apply for each program, companies had to abandon any litigation that they may have started against the Brazilian government, and take on the liability under dispute in such litigation. In exchange, the amnesty programs guarantee discounts on these tax debts and give companies the opportunity to pay off the debts at low interest rates over periods of time that could exceed ten years.

Venbo had outstanding tax debts from 1999, 2000 and 2002 and consequently applied for the four amnesty programs. Venbo’s administration believed that the government had calculated its tax liabilities in the amnesty programs incorrectly, and until September 2009, Venbo was involved in discussions with the Brazilian government on this matter at an administrative level.

Venbo enrolled for the fourth and last amnesty program in September 2009 (the “REFIS IV program”). Its aim was to take the original debts from the previous programs, update these debts by the Brazilian Federal Bank base interest rate, and deduct the payments made during the previous programs. The Brazilian government took two years to make this calculation. At the end of September 2011, Venbo was informed that its consolidated tax debt was approximately R$22.4 million. Since the amnesty program allowed income tax credits to be used to reduce the debt, Venbo was able to cut its tax debt by the R$11.1 million it had in income tax credits.

Venbo disagrees with the amount calculated by the Brazilian government in September 2011. Venbo believes that the Brazilian government failed to consider the payments it made during the prior amnesty programs, which totaled R$10.4 million. According to Venbo’s records, Venbo should owe R$4.2 million after the income tax credits are included in the calculations.

Venbo filed an administrative appeal against the Brazilian Internal Revenue Service’s ruling, requesting a review of the calculations for the REFIS IV program. At this time, Venbo cannot estimate what the outcome of this claim will be and whether it will be able to reduce the liability to the amount it believes it owes.

These circumstances had the following impact on the Company’s 2011 consolidated financial statements:

•

the liability relating to the financing of taxes, previously stated at R$10.0 million, was raised to R$11.3 million in the Consolidated Statements of Operations for 2011, charged against other operating expenses;

•	the portion of the liability described above which Venbo is disputing was reclassified from the reassessed taxes account to a contingency account;

•	as described above, Venbo’s total income tax credits that were used when the debt was consolidated totaled R$11.3 million;

Under the REFIS IV program, Venbo would pay 148 monthly installments of approximately R$47,300 and 21 monthly installments of approximately R$111,700 commencing in January 2012, with interest accruing at rates set by the Brazilian Federal Government (SELIC), which is currently 8.2%p.y.

During the nine months ended September 30, 2012, the Company paid approximately R$1.6 million (R$0.7 million in the same period of 2011) in relation to REFIS IV program.

Contingencies

REFIS IV – as discussed above, Venbo does not agree with a portion of the tax debt consolidated by the Brazilian Federal Government, and has initiated proceedings to have its tax debt reviewed. The portion of the liability under dispute has been reclassified to a contingency account.

ISS tax litigation

None of the Company’s revenues were subject to municipal tax on services rendered (ISS) until 2003. At the beginning of 2004, new legislation came in, which stated that royalties were to be considered liable for ISS tax payment. Although the Company is claiming in court that royalties should not be understood as payment for services rendered and therefore should not be taxed under ISS legislation, the Company is making monthly deposits of the amount claimed in court.

By September 30, 2012, the Company had deposited R$8.1 million (R$7.6 million by December 31, 2011), which, based on the opinion of its legal advisors, believes to be sufficient to cover the Company’s current ISS tax contingencies.

In the third quarter of 2009, the Company’s claim was partially settled in court. The decision required the Rio de Janeiro municipality to reimburse the Company approximately R$0.5 million paid in taxes before the new ISS legislation was enacted. The Company is studying how the tax credits likely to be received from the municipality could be used to offset other taxes to be paid to the municipality, since the Company is currently depositing the amount due in court. In view of the uncertainty about whether this tax credit will be realized, the Company does not recognize the related amount as a gain.

The referred change in ISS tax legislation has triggered much debate about whether marketing fund contributions and initial fees paid by franchisees should be considered services rendered and be liable for ISS tax payment. The Company and its legal advisors understand that such payments are not covered by ISS legislation, and that accordingly, they are not subject to such taxation. The Company and its legal advisors are making every effort to prevent marketing fund contributions and initial fees from being liable for this tax.

Labor litigation

In 2005, the Company was ordered to pay a former employee R$480,000. Although this was an unusually high settlement, the Company cannot guarantee it will not have to pay labor claims of a similar magnitude in the future.

As of September 30, 2012, the Company accounted for R$1.1 million for labor-related liabilities (R$1.5 million in December 31, 2011), which management, based on the opinion of its legal advisors, deems sufficient to cover the Company’s existing labor contingencies.

Other contingencies

As of September 30, 2012, the Company had other unresolved claims pending related to the former owner of Venbo, franchisees or ex-franchisees, owners of properties where the Company held lease contracts, former employees and others, for which its legal advisors estimate that a positive outcome is reasonably probable. For such claims, no liability has been recorded in the Company’s balance sheet as per the adopted accounting practices.

NOTE 7 – DEFERRED INCOME

The Company settles agreements with beverage and food suppliers, and for each product it negotiates a monthly performance bonus which depends on the product’s sales volume to its chains (including own-operated and franchise operated stores). The performance bonus, or vendor bonus, can be paid monthly or in advance (estimated), depending on the agreement terms negotiated with each supplier.

When a vendor bonus is received in advance in cash, it is recorded as an entry in “Cash and Cash Equivalents” with a corresponding credit in “Deferred Income” and is recognized on a straight-line basis over the term of the related supply agreement on a monthly basis.

Performance bonuses may also include exclusivity agreements, which are normally paid in advance by suppliers.

NOTE 8 – NOTES PAYABLE

As of September 30 2012 and December 31, 2012, we had the following debt obligations with financial institutions:

R$ 000’	September 30, 2012 (unaudited)		December 31, 2011
Revolving lines of credit (a)	R$	20,865	R$	16,054
Other loan (b)		556		537

		21,421		16,591
Less: current portion		(12,115)		(11,523)

	R$	9,306	R$	5,068

At September 30, 2012, future maturities of notes payable were as follows:

R$ 000’
Remaining 2012	R$	12,013
2013		3,014
2014		2,911
2015		2,351
2016		1,132

	R$	21,421

(a)	Part of this debt (R$11.0 million) is due on demand from three Brazilian financial institutions at interest of approximately 12.1%p.y. Another portion (R$10.4 million) is payable to two Brazilian financial institutions, one in 50 installments of R$92,600 (commencing in October 2012 and ending in November 2016) plus interest of 11.8% p.y, and another in 35 installments of R$138,800 (commencing in October 2012 and ending September 2015) plus interest of 12.9% p.y. All debts of this category are collateralized by certain officers and receivables.
(b)	“Other loan” is comprised of equipment financed by a Brazilian government bank (BNDES). It is due in 48 installments and the interest rate is 12.3% p.y.

The carrying amount of notes payable approximates the fair value at September 30, 2012, because they are paid at market interest rates.

NOTE 9 – OTHER LIABILITIES

During the second quarter of 2012, the Company initiated a new program through which certain of its employees may receive a compensation bonus in cash in 2015 if certain annual targets are met from 2012 to 2015. In connection with this new program, the Company has accrued R$1,120,000 as other liabilities in its consolidated balance sheet as of September 30, 2012.

NOTE 10 – TREASURY STOCK

In the last quarter of 2004, the Company’s Board of Directors approved a stock repurchase plan involving the repurchase of as many as 200,000 shares of its own common stock. The plan’s goal is to optimize the cash generated in the United States, and the repurchase limit was increased by a further 200,000 shares on October 18, 2006.

During the nine months ended September 30, 2011, the Company repurchased 8,325 shares as part of this plan. During the same period of 2012, the Company did not repurchase any shares under the referred stock repurchase plan.

By September 30, 2012, the Company had repurchased a total of 343,490 shares and the accumulated stock purchases totaled R$2.1 million. Those transactions are accounted for as a reduction of Paid-in Capital and an increase in Treasury Stock, in Shareholders’ Equity.

NOTE 11 – SEGMENT INFORMATION

The Company owns and operates, both directly and through franchisees, Brazil’s second largest fast food restaurant chain, with 983 point of sales.

The Company owns and operates, through its subsidiaries Venbo, LM and PCN, 38 points of sale under the Bob’s brand. Besides the own-operated point of sales, 857 point of sales are operated by franchisees under the Bob’s brand

Since April 2007, the Company has operated the KFC brand in Brazil through its wholly-owned subsidiary, CFK. Presently, the Company owns, through its subsidiaries CFK, CFK SP and MPSC, 11 stores in Rio de Janeiro under the KFC trade name.

Since December 1, 2008, the Company has operated the Pizza Hut brand in São Paulo, Brazil, through its subsidiary IRB. It currently operates 18 stores under the Pizza Hut brand.

Since September, 2008, the Company has operated the Doggis brand in Rio de Janeiro, Brazil through its subsidiary, DGS. In 2011, the Company converted all of its own-operated Doggis stores to franchised stores. Currently, 15 point of sales are operated by franchisees.

In May 2012, the Company acquired Yoggi, which has operated a frozen yogurt franchise network in Brazil since in 2008. It currently operates 44 franchised point of sales under the Yoggi brand.

Currently, most of the Company’s operations are concentrated in southeastern Brazil. As of September 30, 2012, all points of sale operated by the Company are in this region, providing 100.0% of total Net Revenues from Own-operated Restaurants for the year. In addition, of the total of 916 franchise-operated points of sales, 467 were located at the same region, providing 62.2% of Net Revenues from Franchisees.

Outside Brazil, the Bob’s brand is also present through franchise operations in Angola, Africa (five stores) and, since the last quarter of 2009, Chile, South America (seven stores). These operations are not material to our overall results.

The Company manages and internally reports its operations in two segments: (1) own-store operations; and (2) franchise operations. The following tables present the Company’s revenues, costs/expenses and operating income per segment:

R$ 000’	Results from own-stores operations
	Nine months ended September 30,		Three months ended September 30,
	2012	2011	2012	2011
Net Restaurant Sales	127,167	124,488	43,304	46,020
Store Costs and Expenses
Food, Beverage and Packaging	(41,445)	(41,491)	(14,116)	(15,615)
Payroll & Related Benefits	(27,263)	(25,190)	(9,009)	(8,400)
Restaurant Occupancy	(14,381)	(14,652)	(4,809)	(5,273)
Contracted Services	(14,315)	(13,373)	(4,606)	(4,514)
Depreciation and Amortization	(4,364)	(4,254)	(1,475)	(1,549)
Royalties charged	(5,265)	(4,414)	(1,948)	(1,561)
Other Store Costs and Expenses	(9,057)	(8,940)	(2,736)	(3,320)

Total Store Costs and Expenses	(116,090)	(112,314)	(38,699)	(40,232)

Operating margin	11,077	12,174	4,605	5,788

R$ 000’	Results from franchise operations
	Nine months ended September 30,		Three months ended September 30,
	2012	2011	2012	2011
Net Franchise Revenues	30,980	24,250	11,292	8,816
Payroll & Related Benefits	(7,128)	(4,918)	(2,613)	(1,638)
Occupancy expenses	(935)	(702)	(255)	(276)
Travel Expenses	(1,090)	(1,249)	(663)	(572)
Contracted Services	(809)	(1,161)	(221)	(698)
Other expenses	(505)	(480)	93	152

Total Franchise Costs and Expenses	(10,467)	(8,510)	(3,659)	(3,032)

Operating margin	20,513	15,740	7,633	5,784

Currently, the Bob’s brand accounts for most of the franchise activity, as shown in the table below:

R$ 000’	Franchise Operating Margin
	Nine months ended September 30,		Three months ended September 30,
	2012	2011	2012	2011
Bob´s Brand	21,987	15,846	7,661	5,814
KFC´s Brand	(1,065)	(7)	(7)	69
Doggi´s Brand	(567)	(99)	(94)	(99)
Yoggi´s Brand	158	—	73	—

Franchise Operating Margin	20,513	15,740	7,633	5,784

Costs and expenses that are exclusively related to own-operated stores - even the ones incurred at the Company’s headquarters in Rio de Janeiro - are included in “Results from own-store operations”.

Costs and expenses that are exclusively related to franchisee operated stores - even the ones incurred at the Company’s headquarters - are included in “Results from franchise operations”.

There are some items that support both activities, such as: (i) administrative expenses (the Company’s finance department collects the receivables from franchises but also reviews daily own-store sales); (ii) selling expenses (the Company’s marketing campaigns enhance the sales of own-stores and the sales of franchisees); (iii) interest (expense) income; (iv) income (tax) benefits; (v) exclusivity and other agreements with suppliers; and (vi) extraordinary items. Such items were not included in any of the segment results disclosed in the table above because: (a) breaking them down would require a high level of complexity; and (b) the chief operating decision-maker relies primarily on operating margins to assess the segment’s performance.

Currently, besides the accounts receivable from franchisees (derived from franchise fees, royalties, and marketing fund), the Company does not have any assets that are just used in the franchise business. Accordingly, except for the accounts receivable, assets presented in the Consolidated Balance Sheets are used in the restaurant operating business.

The Company also manages its business concerning each of the brands it operates. Own-stores operations conducted by the Company provided the following figures per brand for the three and nine month periods ended September 30, 2012 and 2011:

	Results from Bob´s				Results from KFC´s				Results from Pizza Hut´s				Results from Doggis’
	brand operations				brand operations				brand operations				brand operations
R$ 000’	Nine months ended				Nine months ended				Nine months ended				Nine months ended		Nine months ended
	September 30,				September 30,				September 30,				September 30,		September 30,
	2012		2011		2012		2011		2012		2011		2012		2011
Revenues	R$	48,223	R$	55,870	R$	24,143	R$	18,394	R$	54,801	R$	48,925	R$	—	R$	1,299
Food, Beverage and Packaging		(17,557)		(21,119)		(9,267)		(6,847)		(14,621)		(12,856)		—		(669)
Payroll & Related Benefits		(11,168)		(11,102)		(5,778)		(4,435)		(10,317)		(8,960)		—		(694)
Occupancy expenses		(5,319)		(6,275)		(3,188)		(2,418)		(5,874)		(5,514)		—		(445)
Contracted Services		(5,159)		(4,656)		(2,469)		(2,321)		(6,687)		(6,132)		—		(264)
Depreciation and Amortization		(1,558)		(1,638)		(1,197)		(1,041)		(1,609)		(1,392)		—		(184)
Royalties charged		—		—		(1,703)		(1,191)		(3,562)		(3,202)		—		(21)
Other Store Costs and Expenses		(4,925)		(5,085)		(1,675)		(1,730)		(2,457)		(2,011)		—		(111)

Total Own-stores cost and expenses		(45,686)		(49,875)		(25,277)		(19,983)		(45,127)		(40,067)		—		(2,389)

Operating margin	R$	2,537	R$	5,995	R$	(1,134)	R$	(1,589)	R$	9,674	R$	8,858	R$	—	R$	(1,090)

	Results from Bob´s				Results from KFC´s				Results from Pizza Hut´s				Results from Doggis’
	brand operations				brand operations				brand operations				brand operations
R$ 000’	Three months ended				Three months ended				Three months ended				Three months ended		Three months ended
	September 30,				September 30,				September 30,				September 30,		September 30,
	2012		2011		2012		2011		2012		2011		2012		2011
Revenues	R$	15,889	R$	22,111	R$	8,148	R$	6,048	R$	19,267	R$	17,716	R$	—	R$	145
Food, Beverage and Packaging		(5,854)		(8,711)		(3,159)		(2,205)		(5,103)		(4,619)		—		(80)
Payroll & Related Benefits		(3,484)		(3,635)		(1,893)		(1,309)		(3,632)		(3,297)		—		(160)
Occupancy expenses		(1,799)		(2,544)		(1,031)		(759)		(1,979)		(1,875)		—		(95)
Contracted Services		(1,600)		(1,757)		(760)		(601)		(2,246)		(2,116)		—		(40)
Depreciation and Amortization		(477)		(543)		(386)		(427)		(614)		(513)		—		(67)
Royalties charged		—		—		(699)		(398)		(1,249)		(1,160)		—		(3)
Other Store Costs and Expenses		(1,410)		(2,060)		(451)		(572)		(873)		(669)		—		(16)

Total Own-stores cost and expenses		(14,624)		(19,250)		(8,379)		(6,271)		(15,696)		(14,249)		—		(462)

Operating margin	R$	1,265	R$	2,861	R$	(231)	R$	(223)	R$	3,571	R$	3,467	R$	—	R$	(317)

Below we provide the segment information and its reconciliation to the Company’s Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011:

R$ 000’	Nine months ended September 30,				Three months ended September 30,
	2012		2011		2012		2011
Bob´s Operating Income	R$	2,537	R$	5,995	R$	1,265	R$	2,861
KFC´s Operating Loss		(1,134)		(1,589)		(231)		(223)
Pizza Hut´s Operating Income		9,674		8,858		3,571		3,467
Doggi´s Operating Loss		—		(1,090)		—		(317)

Income from own-store operations		11,077		12,174		4,605		5,788
Income from franchise operations		20,513		15,740		7,633		5,784

Unallocated Marketing Expenses		(3,074)		(2,591)		(1,179)		(1,200)
Unallocated Administrative Expenses		(24,317)		(23,617)		(8,074)		(8,939)
Unallocated Other Operating Expenses		(3,917)		(5,204)		(1,132)		(1,843)
Unallocated Net Revenues from Trade Partners		15,974		14,744		5,236		4,177
Unallocated Other income		1,922		2,842		620		1,380
Unallocated Net result of assets sold and impairment of assets		(130)		335		(213)		363
Unallocated Interest Income (Expenses)		(666)		610		(293)		468

Total Unallocated Expenses		(14,208)		(12,881)		(5,035)		(5,594)

NET INCOME BEFORE INCOME TAX		17,382		15,033		7,203		5,978

NOTE 12 – SUBSEQUENT EVENTS

The Company filed a Form 15 with the SEC on October 22, 2012 to deregister its common stock under Section 12(g)(4) of the Exchange Act, and expects the deregistration to become effective 90 days after the Form 15 filing. Upon filing the Form 15, the Company’s periodic reporting obligations under Section 13(a) of the Exchange Act, including its obligation to file Forms 10-K, 10-Q and 8-K were suspended. However, the Company has decided to volunterily file this quarterly report on Form 10-Q for the quarter ended September 30, 2012, notwithstanding the immediate suspension of this filing obligation.

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

Special Note about Forward-Looking Statements

Certain statements in the MD&A other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by words such as “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

OUR BUSINESS

We, through BFFC do Brasil, manage the second largest fast food chain in Brazil based on number of system units.

In 1996, we acquired 100.0% of the capital of Venbo Comercio de Alimentos Ltda. (“Venbo”), a Brazilian limited liability company that owns and operates, both directly and through franchisees, the Bob’s hamburger fast food chain.

In December, 2006, we established a holding company in Brazil called BFFC do Brasil Participações Ltda. (“BFFC do Brasil”, formerly 22N Participações Ltda.), to consolidate all our business in the country and allow us to pursue our multi-brand program.

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

In 2008, we reached an agreement with Restaurants Connection International Inc (“RCI”) to acquire, through our wholly-owned holding subsidiary, BFFC do Brasil, 60% of Internacional Restaurantes do Brasil (“IRB”), which operates Pizza Hut restaurants in the city of São Paulo as a Yum! Brands franchisee. The remaining 40% of IRB is held by another Brazilian company of which IRB’s current CEO is the main stockholder. IRB also operates a coffee concept brand called “In Bocca al Lupo”, which serves as a “corner” operation, inside Pizza Hut stores.

As of May 2012, Yum! Restaurants International (YRI) directly manages its franchise business in Brazil, supporting both of its KFC and Pizza Hut businesses in Brazil from its Restaurant Support Center in São Paulo, which is resourced to support the growth of both brands. See further comments in note 2.

Also, in October 2008, we reached an agreement with Gastronomía & Negocios Sociedad Anonima (“G&N”, formerly Grupo de Empresas Doggis Sociedad Anonima), the leading food service company in Chile. By this agreement, BFFC do Brasil would establish a Master Franchise to manage, develop and expand the Doggis hot-dog chain in Brazil through own-operated restaurants and franchisees and G&N would establish a Master Franchise to manage, develop and expand the Bob’s hamburger chain in Chile through own-operated restaurants and franchisees. The Master Franchise established in Brazil was named DGS Comercio de Alimento S.A. (“DGS”) and the Master Franchise established in Chile was named BBS S.A. (“BBS”). According to the original agreement, BFFC do Brasil had 20% of BBS and G&N had 20% of DGS. During the third quarter ended September 30, 2012, the original agreement was reviewed, subsequent to which BFFC acquired the remaining 20% of DGS’s capital shares from G&N in exchange for 20% of BBS’s capital shares, which were accordingly transferred to G&N. Currently, we own 100% of DGS and continue to develop the Doggis trade mark in Brazil. G&N owns 100% of BBS’s capital shares and will continue to develop the Bob’s trade mark in Chile.

During May 2012, we acquired Yoggi do Brasil Ltda (“Yoggi”) which has operated a franchise network of frozen yogurt stores in Brazil since 2008.

We have five Bob’s franchised restaurants in Luanda, capital of Angola; although we have been receiving royalties attributable to this operation, the total amount received is not relevant to our operations. We also have seven Bob’s franchised restaurants in Chile owned by BBS. The figures are also not material in our consolidated financial statements but they are disclosed at note 4 of the notes to our consolidated financial statements contained in this Form 10-Q.

Our revenues are comprised of retail sales at Company restaurants and kiosks, franchise revenues from initial fees paid upon the signing of a new franchise contract, franchise contract renewal and royalty fees based on a percentage of sales reported by franchise restaurants and kiosks, performance bonus from trade partners’ agreements, and property income from restaurants that we lease or sublease to franchisees for a period no longer than one year.

Subsequent Events

We filed a Form 15 with the Securities and Exchange Commission (“SEC”) on October 22, 2012 to deregister our common stock under Section 12(g)(4) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and we expect the deregistration to become effective 90 days after the Form 15 filing. Upon filing the Form 15, our periodic reporting obligations under Section 13(a) of the Exchange Act, including our obligation to file Forms 10-K, 10-Q and 8-K were suspended. However, we have decided to voluntarily file this quarterly report on Form 10-Q for the quarter ended September 30, 2012, notwithstanding the immediate suspension of this filing obligation.

RESULTS OF OPERATIONS - COMPARISON OF THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(Amounts in thousands of Brazilian Reais)

The following table sets forth the statement of operations for the three and nine months ended September 30, 2012 and 2011. All the operating figures are stated as a percentage of total net revenues. However, the details of store costs and expenses and franchise expenses also include these figures as a percentage of net revenues from own-operated restaurants and net franchise revenues, respectively.

	3 Months			3 Months			9 Months			9 Months
	Ended			Ended			Ended			Ended
R$ 000’	September 30, 2012%			September 30, 2011%			September 30, 2012%			September 30, 2011%
REVENUES
Net Revenues from Own-operated Restaurants	R$	43,304	71.6%	R$	46,020	76.2%	R$	127,167	72.2%	R$	124,488	74.8%
Net Revenues from Franchisees		11,292	18.7%		8,816	14.6%		30,980	17.6%		24,250	14.6%
Net Revenues from Trade Partners		5,236	8.7%		4,177	6.9%		15,974	9.1%		14,744	8.9%
Other Income		620	1.0%		1,380	2.3%		1,922	1.1%		2,842	1.7%

TOTAL REVENUES		60,452	100.0%		60,393	100.0%		176,043	100.0%		166,324	100.0%
OPERATING COSTS AND EXPENSES
Store Costs and Expenses		(38,699)	-64.0%		(40,232)	-66.6%		(116,090)	-65.9%		(112,314)	-67.5%
Franchise Costs and Expenses		(3,659)	-6.1%		(3,032)	-5.0%		(10,467)	-5.9%		(8,510)	-5.1%
Marketing Expenses		(1,179)	-2.0%		(1,200)	-2.0%		(3,074)	-1.7%		(2,591)	-1.6%
Administrative Expenses		(8,074)	-13.4%		(8,939)	-14.8%		(24,317)	-13.8%		(23,617)	-14.2%
Other Operating Expenses		(1,132)	-1.9%		(1,843)	-3.1%		(3,917)	-2.2%		(5,204)	-3.1%
Net result of assets sold and impairment of assets		(213)	-0.4%		363	0.6%		(130)	-0.1%		335	0.2%

TOTAL OPERATING COSTS AND EXPENSES		(52,956)	-87.6%		(54,883)	-90.9%		(157,995)	-89.7%		(151,901)	-91.3%

OPERATING INCOME		7,496	12.4%		5,510	9.1%		18,048	10.3%		14,423	8.7%

Interest Income (Expense)		(293)	-0.5%		468	0.8%		(666)	-0.4%		610	0.4%

NET INCOME BEFORE INCOME TAX		7,203	11.9%		5,978	9.9%		17,382	9.9%		15,033	9.0%

Income taxes		(899)	-1.5%		(6,137)	-10.2%		(3,605)	-2.0%		(7,329)	-4.4%

NET INCOME BEFORE NON-CONTROLLING INTEREST		6,304	10.4%		(159)	-0.3%		13,777	7.8%		7,704	4.6%

Net loss attributable to non-controlling interest		(380)	-0.6%		(382)	-0.6%		(806)	-0.5%		(719)	-0.4%

NET INCOMEATTRIBUTABLE TO BRAZIL FAST FOOD CORP.		5,924	9.8%		(541)	-0.9%		12,971	7.4%		6,985	4.2%

Net Revenues from Own-Operated Restaurants

Net restaurant sales for our Company-owned retail outlets increased R$2.7 million or 2.2%, to R$127.2 million for the nine months ended September 30, 2012 as compared to R$124.5 million for the nine months ended September 30, 2011.

Net restaurant sales for our company-owned retail outlets decreased R$2.7 million or 5.9%, to R$43 million for the three months ended September 30, 2012 as compared to R$46 million for the three months ended September 30, 2011.

The breakdown of net revenues from the Company’s own restaurants is as follows:

	Net revenues from own-operated restaurants
	9 Months		Increase	9 Months		3 Months		Increase	3 Months
	September 30,		(Decrease)	September 30,		September 30,		(Decrease)	September 30,
Brand	2012		%	2011		2012		%	2011
Bob’s	R$	48,223	-13.7%	R$	55,870	R$	15,889	-28.1%	R$	22,111
KFC		24,143	31.3%		18,394		8,148	34.7%		6,048
IRB - Pizza Hut		54,801	12.0%		48,925		19,267	8.8%		17,716
DOGGIS		—	-100.0%		1,299		—	-100.0%		145

Consolidated Net Revenues	R$	127,167	2.2%	R$	124,488	R$	43,304	-5.9%	R$	46,020

Based on the criterion of same-store sales, which only includes stores that have been open for more than one year and represents a non-generally accepted accounting principles statistic used in retail industry analyses, Bob’s net restaurant sales in the nine months ended September 30, 2012, were 4.4% higher than in the same nine-month period in 2011. The increase is attributable to face-lifts in some stores and to the discounted price of one of the major burgers, as well as intensive actions to improve business at lunch time and in drive-thrus. However, Bob’s overall sales decreased mainly because of the non-recurring revenues derived from the Rock in Rio festival in September 2011, which boosted revenues in that period by approximately R$6.1 million. Excluding these non-recurring sales, comparable sales would have been R$49.7 in the nine months ended September 30, 2011, and R$48.2 in the nine months ended September 30, 2012. This drop is mainly due to the reduction in the number of points of sale (from 39 in 2011 to 38 in 2012).

During 2011 we converted all of our own-operated Doggis’ stores to franchised stores. For this reason, our results of operations for the three and nine months ended September 30, 2012 do not disclose any Doggis’ restaurant sales.

The decrease in the number of Bob’s and Doggis’ points of sales reflects our strategy to limit its direct operations to its most profitable outlets and to focus on growing its franchise network.

Under the criterion of same store sales, net restaurant sales increased approximately 1.6% for the KFC brand between the nine months ended September 30, 2012 and the equivalent period in 2011. KFC’s overall sales increased due to (i) actions improving delivery business, and mailing and web sales and promotions, such as R$1.00 ice cream and family combos. KFC’s overall sales also increased due to the growth of point of sales from 8 at September 30, 2011 to 11 at September 30, 2012.

Under the criterion of same store sales, Pizza Hut’s net restaurant sales increased by approximately 12.1% between the nine–month period ended September 30, 2012 and the equivalent period in 2011. Pizza Hut’s sale increase is attributable to (i) an increase in sale prices for most types of pizzas; (ii) the inclusion of an all-you-can-eat system on Mondays; (iii) a review of marketing actions and channels such as newspapers, internet, outdoors and buses; (iv) intensive training of store personnel to improve sales of starters and deserts; (v) the alteration of the menus including products and product combinations and selling prices; (vi) the design of specific actions to selected restaurants; (vii) co-branding deals with Nestle, Mars and Hershey’s products; and (viii) new discounted prices during Monday through Thursday. Pizza Hut’s revenues were also positively impacted by the increased number of point of sales from 17 at September 30, 2011 to 18 at September 30, 2012.

Net Franchise Revenues

Net franchise revenues are comprised of initial fees (due upon the signing of a new franchise contract) and royalty fees (a percentage on sales paid by stores operated by franchisees), as set forth below:

	Nine Months ended				Three Months ended
R$’000	September 30,				September 30,
Brand	2012		2011		2012		2011
Net Franchise Royalty Fees	R$	27,023	R$	21,190	R$	9,695	R$	7,552
Initial Fee		3,957		3,060		1,597		1,264

Net Franchise Revenues	R$	30,980	R$	24,250	R$	11,292	R$	8,816

Net franchise revenues increased R$ 6.7 million or 27.8%, to R$31.0 million for the nine months ended September 30, 2012 from R$ 24.3 million for the nine months ended September 30, 2011.

Net franchise revenues increased R$2.5 million or 28.1%, to R$11.3 million for the three months ended September 30, 2012 from R$ 8.8 million for the three months ended September 30, 2011.

These increases are attributable to the growth of our franchise business from 774 retail outlets as of September 30, 2011 to 916 as of September 30, 2012.

Currently, the Bob’s brand accounts for most of our franchise activity.

Alongside the royalty fees and initial fees, we receive marketing contributions from its franchisees, which are designed to finance corporate marketing investments and are accounted for as discussed in the section, “Marketing, General and Administrative Expenses” of this Form 10-Q.

Revenue from Trade Partners and Other Income

We regularly negotiate commercial agreements with leading suppliers to benefit all restaurant chains under our management. We negotiate, through a specialized third party company, with suppliers of equipment, appliances, packaging, cleaning material and uniforms in order to constantly modernize our chains, including development of new equipments and appliances, their regulatory and visual identification adequacy and reduced costs. We also negotiate with beverage and food suppliers, but due to exclusive formulas, those negotiations require confidentiality agreements and extended time for analysis and conclusion. We strategically decide whether to use one or more suppliers for each product and negotiate a monthly performance bonus which will depend on the product sales volume to our chains.

We enter into agreements with beverage and food suppliers and for each product, we negotiate a monthly performance bonus which will depend on the product sales volume to our chains (including both own-operated and franchise operated). The performance bonus can be paid monthly or in advance (which are estimated), depending on the agreement terms negotiated with each supplier. The performance bonus is recognized as a credit in our Consolidated Statements of Operations (under “Revenues from Trade Partners”). Such revenue is recorded when cash from vendors is received, since it is difficult to estimate the receivable amount and significant doubts about its collectability exists until the vendor agrees with the exact bonus amounts.

The rise in the number of franchisees, from 774 on September 30, 2011 to 916 on September 30, 2012, together with the expansion of the multi-brand concept, has given the Company’s management greater bargaining power with its suppliers. Such increase of point sales did not derived an increase on Revenue from Trade Partners from 2011 to 2012, because the Company had agreements with new trade partners during 2011 and 2010 which originated bonus paid in advance. The bonus recorded during 2012 was from the regular business since no further advances were received during 2012.

Other income is mainly comprised of lease of Company’s properties and nonrecurring gains.

Store Costs and Expenses

As a percentage of total revenues, store costs and expenses were 65.9% and 67.5% for the nine month periods ended September 30, 2012 and 2011, respectively.

As a percentage of total revenues, store costs and expenses were 64.0% and 66.6% for the three months ended September 30, 2012 and 2011, respectively.

Analyzed as a segment (own-store operations), the respective store costs and expenses for own-operated restaurants as compared to net revenues for the three month and nine month periods ended September 30, 2012 and 2011 can be seen below:

R$ 000’	3 Months		3 Months		9 Months		9 Months
	Ended		Ended		Ended		Ended
	September 30, 2012%		September 30, 2011%		September 30, 2012%		September 30, 2011%
STORE RESULTS
Net Revenues from Own-operated Restaurants	43,304	100.0%	46,020	100.0%	127,167	100.0%	124,488	100.0%
Store Costs and Expenses
Food, Beverage and Packaging	(14,116)	-32.6%	(15,615)	-33.9%	(41,445)	-32.6%	(41,491)	-33.3%
Payroll and Related Benefits	(9,009)	-20.8%	(8,400)	-18.3%	(27,263)	-21.4%	(25,190)	-20.2%
Restaurant Occupancy	(4,809)	-11.1%	(5,273)	-11.5%	(14,381)	-11.3%	(14,652)	-11.8%
Contracted Services	(4,606)	-10.6%	(4,514)	-9.8%	(14,315)	-11.3%	(13,373)	-10.7%
Depreciation and Amortization	(1,475)	-3.4%	(1,549)	-3.4%	(4,364)	-3.4%	(4,254)	-3.4%
Royalties charged	(1,948)	-4.5%	(1,561)	-3.4%	(5,265)	-4.1%	(4,414)	-3.5%
Other Store Costs and Expenses	(2,736)	-6.3%	(3,320)	-7.2%	(9,057)	-7.1%	(8,940)	-7.2%
Total Store Costs and Expenses	(38,699)	-89.4%	(40,232)	-87.4%	(116,090)	-91.3%	(112,314)	-90.2%

STORE OPERATING INCOME	4,605	10.6%	5,788	12.6%	11,077	8.7%	12,174	9.8%

Food, Beverage and Packaging Costs

The tables below set forth the cost of food per brand:

	9 Months ended					9 Months ended
R$’000	September 30, 2012					September 30, 2011
Brand	Revenues		Cost of Food		%	Revenues		Cost of Food		%
Bob’s	R$	48,223	R$	(17,557)	-36.4%	R$	55,870	R$	(21,119)	-37.8%
KFC		24,143		(9,267)	-38.4%		18,394		(6,847)	-37.2%
IRB - Pizza Hut		54,801		(14,621)	-26.7%		48,925		(12,856)	-26.3%
Doggis		—		—	0.0%		1,299		(669)	-51.6%

Consolidated	R$	127,167	R$	(41,445)	-32.6%	R$	124,488	R$	(41,491)	-33.3%

	3 Months ended					3 Months ended
R$’000	September 30,2012					September 30,2011
Brand	Revenues		Cost of Food		%	Revenues		Cost of Food		%
Bob’s	R$	15,889	R$	(5,854)	-36.8%	R$	22,111	R$	(8,711)	-39.4%
KFC		8,148		(3,159)	-38.8%		6,048		(2,205)	-36.5%
IRB - Pizza Hut		19,267		(5,103)	-26.5%		17,716		(4,619)	-26.1%
Doggis		—		—	0.0%		145		(80)	-55.6%

Consolidated	R$	43,304	R$	(14,116)	-32.6%	R$	46,020	R$	(15,615)	-33.9%

The overall decrease in the cost of food, beverages and packaging as a percentage of Net Revenues from own-operated restaurants from the end of 2011 to the three and nine months ended September 30, 2012 was mainly due to increase in sales prices (better margins), to the reduction of freight costs and reduction in the purchase price of important products at Bobs, like bread, hamburger and ice cream and meat and cheese at Pizza Hut. These decreases were partially offset by higher purchase price of some raw materials used at Bob’s and KFC, chicken, rice French fries and packaging products.

Payroll & Related Benefits

The tables below set forth the payroll costs per brand:

	9 Months ended					9 Months ended
R$’000	September 30, 2012					September 30, 2011
Brand	Revenues		Payroll		%	Revenues		Payroll		%
Bob’s	R$	48,223	R$	(11,168)	-23.2%	R$	55,870	R$	(11,102)	-19.9%
KFC		24,143		(5,778)	-23.9%		18,394		(4,435)	-24.1%
IRB - Pizza Hut		54,801		(10,317)	-18.8%		48,925		(8,960)	-18.3%
Doggis		—		—	0.0%		1,299		(694)	-53.4%

Consolidated	R$	127,167	R$	(27,263)	-21.4%	R$	124,488	R$	(25,190)	-20.2%

	3 Months ended					3 Months ended
R$’000	September 30, 2012					September 30, 2011
Brand	Revenues		Payroll		%	Revenues		Payroll		%
Bob’s	R$	15,889	R$	(3,484)	-21.9%	R$	22,111	R$	(3,635)	-16.4%
KFC		8,148		(1,893)	-23.2%		6,048		(1,309)	-21.6%
IRB - Pizza Hut		19,267		(3,632)	-18.9%		17,716		(3,297)	-18.6%
Doggis		—		—	0.0%		145		(160)	-110.5%

Consolidated	R$	43,304	R$	(9,009)	-20.8%	R$	46,020	R$	(8,400)	-18.3%

The Payroll & Related Benefits costs as a percentage of Net Revenues from own-operated restaurants increased during both the three and nine month periods ended September 30, 2012 as compared to the same periods in 2011 mainly due to increases in salaries derived from a union agreement.

Restaurant Occupancy Costs and Other Expenses

The tables below set forth the occupancy costs per brand for the three and nine months ended September 30, 2012 and 2011:

	9 Months ended					9 Months ended
R$’000	September 30, 2012					September 30, 2011
Brand	Revenues		Occupancy		%	Revenues		Occupancy		%
Bob’s	R$	48,223	R$	(5,319)	-11.0%	R$	55,870	R$	(6,275)	-11.2%
KFC		24,143		(3,188)	-13.2%		18,394		(2,418)	-13.1%
IRB - Pizza Hut		54,801		(5,874)	-10.7%		48,925		(5,514)	-11.3%
Doggis		—		—	0.0%		1,299		(445)	-34.3%

Consolidated	R$	127,167	R$	(14,381)	-11.3%	R$	124,488	R$	(14,652)	-11.8%

	3 Months ended					3 Months ended
R$’000	September 30, 2012					September 30, 2011
Brand	Revenues		Occupancy		%	Revenues		Occupancy		%
Bob’s	R$	15,889	R$	(1,799)	-11.3%	R$	22,111	R$	(2,544)	-11.5%
KFC		8,148		(1,031)	-12.7%		6,048		(759)	-12.5%
IRB - Pizza Hut		19,267		(1,979)	-10.3%		17,716		(1,875)	-10.6%
Doggis		—		—	0.0%		145		(95)	-66.0%

Consolidated	R$	43,304	R$	(4,809)	-11.1%	R$	46,020	R$	(5,273)	-11.5%

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

Contracted Services

The tables below set forth the contracted service costs per brand for the three and nine months ended September 30, 2012 and 2011:

	9 Months ended					9 Months ended
R$’000	September 30, 2012					September 30, 2011
Brand	Revenues		Services		%	Revenues		Services		%
Bob’s	R$	48,223	R$	(5,159)	-10.7%	R$	55,870	R$	(4,656)	-8.3%
KFC		24,143		(2,469)	-10.2%		18,394		(2,321)	-12.6%
IRB - Pizza Hut		54,801		(6,687)	-12.2%		48,925		(6,132)	-12.5%
Doggis		—		—	0.0%		1,299		(264)	-20.4%

Consolidated	R$	127,167	R$	(14,315)	-11.3%	R$	124,488	R$	(13,373)	-10.7%

	3 Months ended					3 Months ended
R$’000	September 30, 2012					September 30, 2011
Brand	Revenues		Services		%	Revenues		Services		%
Bob’s	R$	15,889	R$	(1,600)	-10.1%	R$	22,111	R$	(1,757)	-7.9%
KFC		8,148		(760)	-9.3%		6,048		(601)	-9.9%
IRB - Pizza Hut		19,267		(2,246)	-11.7%		17,716		(2,116)	-11.9%
Doggis		—		—	0.0%		145		(40)	-28.0%

Consolidated	R$	43,304	R$	(4,606)	-10.6%	R$	46,020	R$	(4,514)	-9.8%

The slight increase in expenses related to contracted services as a percentage of net revenues from own-operated restaurants were due to increases in maintenance, delivery and utilities costs.

Depreciation and Amortization (Stores and Headquarters)

Depreciation and amortization nominal costs remained at the same level for the nine-month period ended September 30, 2012 as compared to the same period in 2011.

Other Store Cost and Expenses

Other store cost and expenses expressed as a percentage of net revenues from own-operated restaurants remained at the same level for the nine-month period ended September 30, 2012 as compared to the same period in 2011.

Franchise Costs and Expenses

As a percentage of Total Revenues, franchise costs and expenses were 5.9% and 5.1% for the nine months ended September 30, 2012 and 2011, respectively.

As a percentage of Total Revenues, franchise costs and expenses were 6.1% and 5% for the three months ended September 30, 2012 and 2011, respectively.

Analyzed as a segment (franchise operations), franchise costs and expenses had the following behavior against net franchise revenues for the three and nine month periods ended September 30, 2012 and 2011:

R$ 000’	3 Months		3 Months		9 Months		9 Months
	Ended		Ended		Ended		Ended
	September 30, 2012%		September 30, 2011%		September 30, 2012%		September 30, 2011%
Net Franchise Revenues	11,292	100.0%	8,816	100.0%	30,980	100.0%	24,250	100.0%
Payroll and Related Benefits	(2,613)	-23.1%	(1,638)	-18.6%	(7,128)	-23.0%	(4,918)	-20.3%
Occupancy expenses	(255)	-2.3%	(276)	-3.1%	(935)	-3.0%	(702)	-2.9%
Travel Expenses	(663)	-5.9%	(572)	-6.5%	(1,090)	-3.5%	(1,249)	-5.2%
Contracted Services	(221)	-2.0%	(698)	-7.9%	(809)	-2.6%	(1,161)	-4.8%
Other expenses	93	0.8%	152	1.7%	(505)	-1.6%	(480)	-2.0%

Total Franchise Costs and Expenses	(3,659)	-32.4%	(3,032)	-34.4%	(10,467)	-33.8%	(8,510)	-35.1%

Operating margin	7,633	67.6%	5,784	65.6%	20,513	66.2%	15,740	64.9%

The nominal increases are attributable to the growth of the franchise business and the related necessity to spread its infrastructure. Accordingly, there were increases in franchise department personnel and their compensation. The expansion in the number of employees also resulted in increases in occupancy costs, and traveling expenses during the three and nine month periods ended September 30, 2012 and 2011.

Marketing, General and Administrative Expenses

Marketing Expenses

Bob’s Brand

According to our franchise agreement, the Bob’s marketing fund dedicated to advertising and promotion is comprised of financial contributions paid by the franchisees and contributions by us. The fund is administrated by us and must be used in the common interest of the Bob’s chain, through the best efforts of the marketing department, to increase its restaurant sales.

The marketing contributions from franchisees are recorded on an accrual basis as assets in accounts receivables and in a cross entry as liabilities in the marketing fund. The contributions due by Venbo are recorded on an accrual basis as marketing expenses and in a cross entry as liabilities in the marketing fund.

In general, Bob’s franchisees monthly contribute 4.0% of their monthly gross sales to the Bob’s marketing fund. Since 2006, we have also committed 4.0% of its gross sales from its own-operated restaurant monthly gross sales (sales derived from special events are not subject to such contribution). These contributions can be deducted from our marketing department expenses if previously agreed to by our franchisees. However, the total marketing investments may be greater than 4.0% of combined sales if a supplier makes an extra contribution (joint marketing programs) or if we use more of our own cash on marketing, advertising and promotions.

We primarily invest the Bob’s marketing fund resources in nationwide advertising programs (commercials or sponsorship on TV, radio and outdoors). Our franchisees may also invest directly in advertising and promotions for their own stores, upon previous consent from us, which determines whether the cost of such single advertisement or promotion should be deducted from the marketing contribution owed.

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

The balance of any resources from the marketing fund that was not spent is recognized as accrued accounts payable and totaled R$1.4 million as of September 30, 2012 (R$3.1 million as of December 31, 2011).

This balance represents contributions made by Venbo and franchisees that have not yet been used in campaigns.

The marketing fund expenses on advertising and promotions are recognized as incurred. Total marketing investments financed by the marketing fund amounted to R$25.7 million and R$ 29.4 million for the nine months ended September 30, 2012 and 2011, respectively.

KFC and Pizza Hut Brands

We contribute 0.5% of KFC’s and Pizza Hut’s monthly net sales into a marketing fund managed by YUM! Brands - Brazil. In addition, we are also committed to investing 5.0% of KFC’s and Pizza Hut’s monthly net sales in local marketing and advertising.

The marketing expenses on KFC and Pizza Hut advertising and promotions are recognized as incurred and amounted to R$2.8 million for the nine months ended September 30, 2012 and and R$3.4 million for the same period of 2011, respectively.

Doggis Brand

We are committed to investing at least 4% of the Doggis restaurant sales in local marketing expenses. There is no contribution to a marketing fund.

Local marketing expenses on Doggis advertising and promotions are recognized as incurred and amounted R$0.2 million for the nine months ended September, 2012 and R$0.4 million for the nine months ended September, 2011.

As a percentage of total revenues, marketing expenses were approximately (1.7%) and (1.6%) for the nine months ended September 30, 2012 and 2011, respectively.

General and Administrative Expenses

As a percentage of total revenues, general and administrative expenses were approximately 13.8% and 14.2% for the nine months ended September 30, 2012 and 2011, respectively.

As a percentage of total revenues, general and administrative expenses were approximately 13.4% and 14.8% for the three months ended September 30, 2012 and 2011, respectively.

These increases are attributable to the outsourcing of various positions at our finance department, an increase in labor severance costs, an increase in salaries due to union agreements, as well as an increase in administrative personnel in order to support our growth. In addition severance costs to our executive management during the second quarter resulted in an increase in General and Administrative Expenses.

Other Operating Expenses

Other operating expenses are mainly comprised of uncollectible receivables, depreciation, pre-opening and non-recurring expenses. Other operating expenses expressed as a percentage of total revenues were 2.2%, for the nine months ended September 30, 2012 and 3.1% for the nine months ended September 30, 2011. Other operating expenses expressed as a percentage of total revenues were 1.9%, for the three months ended September 30, 2012 and 3.1% for the three months ended September 30, 2011.

The following table sets forth the breakdown of Other Operating Expenses for the three and nine month periods ended September 30, 2012 and 2011:

	Nine months ended				Three months ended
R$ 000’	Septmber 30,				Septmber 30,
	2012		2011		2012		2011
Uncollectable receivables	R$	(480)	R$	949	R$	(334)	R$	59
Depreciation of headquarters’ fixed assets		(1,131)		(1,075)		(357)		(335)
Non-recurring logistics expenses		—		(2,411)		—		—
Accruals for contingencies - labor		(284)		(1,124)		(10)		(377)
Accruals for contingencies - tax		—		(1,285)		—		(1,285)
Pre-opening and other expenses		(2,022)		(258)		(431)		95

	R$	(3,917)	R$	(5,204)	R$	(1,132)	R$	(1,843)

During the nine month period ended September 30, 2011 we paid out one-time expenses in the amount of R$2.4 million to cover momentary shortfalls in the distribution of raw materials to point of sales located at distant areas in the north and mid-west of Brazil, which are complicated to organize and have high logistics costs. Since the second quarter of 2012, we improved our logistics system, by changing our logistics operator.

Also during the first quarter of 2011, we received approximately R$900,000 of receivables which were previously written-off and expensed as uncollectible. Therefore, as of September 30, 2011 this amount was computed as a gain, reversing the doubtful receivable expenses incurred in the period, reducing the percentage discussed above.

Impairment of Assets and Net Result of Assets Sold

We review our fixed assets in accordance with guidance on the impairment or disposal of long-lived assets in the Property Plant and Equipment Topic of the FASB ASC 360.

During the quarters ended September 30, 2012 and 2011, our review in accordance with FASB ASC 360, resulted in no charge to the Consolidated Statements of Operations.

Interest Expenses, net

Interest expenses increase as a percentage of total revenues is mainly due to the increase of our indebtedness.

Income Taxes

As a percentage of total revenues, income taxes were approximately 2.0% and 4.4% for the nine months ended September 30, 2012 and 2011, respectively.

As a percentage of total revenues, income taxes were approximately 1.5% and 10.2% for the three months ended September 30, 2012 and 2011, respectively.

During the second quarter of 2012, we reviewed the apportionment of our corporate expenses and such review derived in the reduction of the taxable income of some of our subsidiaries.

From January, 2007 to December 2011 we recorded tax credits derived from our restructuring, completed on December 31, 2006, when all of our businesses in Brazil started to be consolidated through BFFC do Brasil. Since this credit extinguished at the end of 2011, income tax expenses increased from the nine month period of 2011 to the same period of 2012 and partially offset the decrease discussed in the previous paragraph.

LIQUIDITY AND CAPITAL RESOURCES (Amounts in thousand of Brazilian reais)

A) Introduction

Since March 1996, we have funded our cumulative operating losses of approximately R$5.3 million and made acquisitions of businesses and capital improvements (including the refurbishment of some of our stores), from cash remaining at the closure of our acquisition of Venbo, borrowed funds from various sources, and proceeds from private placements of our securities. As of September 30, 2012, we had cash on hand of approximately R$28.3 million - which included a R$28.3 million investment in cash equivalent - and working capital of approximately R$21.7 million. Our cash on hand should be adequate to sustain our operations for the next 12 months.

In the past, debts denominated in any other currency than Brazilian Reais increased with the major devaluation of the Brazilian Real at the beginning of 1999. A sequence of years with reduced sales mainly due to the weak economic environment in Brazil worsened the situation and we were not able to pay some of our obligations, including taxes. In the following years the payment of taxes in arrears was renegotiated with the Brazilian government so they could be paid off in monthly installments.

With the improvement of the Brazilian economy beginning in 2002, our total revenues have increased and, combined with a capital injection of R$9.0 million, we have started to reduce our debt position. In 2003 we reclassified much of our debt to long-term. The continued improvement of sales allowed us to (i) drastically reduce our debts with financial institutions in 2005; and (ii) extinguish those debts and improve our financial position in order to present time deposits with financial institutions at the end of 2006. The improved collection rate from our franchisees, commencing in 2005, also strengthened our current assets. In 2007 and the first three quarters of 2008, we maintained this positive financial condition and recorded positive working capital.

Since the last quarter of 2008, our increased bank debt position to fund the acquisition of IRB, expansion of the KFC stores and the startup of the Doggis brand, brought our working capital back into the negative. After a sequence of positive results (operating income in the years of 2009, 2010 and 2011, as well as in the first nine months of 2012) we returned to positive working capital.

For the quarter ended September 30, 2012, we had net cash provided by operating activities of R$13.7 million (R$10.9 million as of December 31, 2011), net cash used in investing activities of R$11.7 million (R$ 0.6 million used in 2011) and net cash provided by financing activities of R$4.9 million (R$3.5 million used in 2011). Net cash used in investing activities was primarily the result of our investment in property and equipment to improve our retail operations, mainly setting up new own-operated KFC and Pizza Hut stores. Net cash provided by financing activities was mainly the result of new borrowings to fund our investments and operations.

Since the beginning of the repurchase program, we have also invested approximately R$2.1 million in the financial market, repurchasing 335,165 shares that had gained considerable value in the over-the-counter market where they are negotiated and traded.

We have had a policy of retaining future earnings for the development of our business. Today, our dividend policy is subject to the discretion of our Board of Directors and depends upon a number of factors, including future earnings, financial condition, cash requirements, and general business conditions. Each year, the Board of Directors discusses our profit distributions while considering our investment programs.

Although in 2008 and 2010 our Board of Directors decided to distribute cash dividends to our shareholders by virtue of our successful reorganization and increased operational margins, in 2009 and 2011 there were no dividends paid.

B) Debt Obligation - financial institutions

As of September 30 2012 and December 31, 2011, we had the following debt obligations with financial institutions:

R$ 000’	September 30,		December 31,
	2012 (unaudited)		2011
Revolving lines of credit (a)	R$	20,865	R$	16,054
Other loan (b)		556		537

		21,421		16,591
Less: current portion		(12,115)		(11,523)

	R$	9,306	R$	5,068

At September 30, 2012, future maturities of notes payable are as follows:

R$ 000’
Remaining 2012	R$	12,013
2013		3,014
2014		2,911
2015		2,351
2016		1,132

	R$	21,421

(a)	Part of this debt (R$11.0 million) is due on demand from three Brazilian financial institutions at interest of approximately 12.1% p.y. Another portion (R$10.4 million) is payable to two Brazilian financial institutions, one in 50 installments of R$92,600 (commencing in October 2012 and ending in November 2016) plus interest of 11.8% p.y, and another in 35 installments of R$138,800 (commencing in October 2012 and ending September 2015) plus interest of 12.9% p.y. All debts of this category are collateralized by certain officers and receivables.

(b)	“Other loan” is comprised of equipment financed by a Brazilian government bank (BNDES). It is due in 48 installments and the interest rate is 12.3% p.y.

The carrying amount of notes payable approximates the fair value at September 30, 2012, because they are paid at market interest rates.

C) Debt Obligation - taxes

Over the past ten years, the Brazilian government has launched four amnesty programs for domestic companies to pay off tax in arrears. To apply for each program, companies had to abandon any litigation that they may have started against the Brazilian government, and to take on the liability under dispute in such litigation. In exchange, the amnesty programs guarantee discounts on these tax debts and give companies the opportunity to pay off the debts at low interest rates over periods of time that may exceed ten years.

Venbo had outstanding tax debts from 1999, 2000 and 2002 and consequently applied for the four amnesty programs. Venbo’s administration believed that the government had calculated its tax liabilities in the amnesty programs incorrectly and until September 2009, Venbo was involved in discussions with the Brazilian government on this matter at an administrative level.

Venbo enrolled for the fourth and last amnesty program in September 2009 (the “REFIS IV program”). Its aim was to take the original debts from the previous programs, update these debts by the Brazilian Federal Bank base interest rate, and deduct the payments made during the previous programs. The Brazilian government took two years to make this calculation. At the end of September 2011, Venbo was informed that its consolidated tax debt was approximately R$22.4 million. Since the amnesty program allowed income tax credits to be used to reduce the debt, Venbo was able to cut its tax debt by the R$11.1 million it had in income tax credits.

Venbo disagrees with the amount calculated by the Brazilian government in September 2011. Venbo believes that the Brazilian government failed to consider the payments it made during the prior amnesty programs, which totaled R$10.4 million. According to Venbo’s records, Venbo should owe R$4.2 million after the income tax credits are included in the calculations.

Venbo has decided to file an administrative appeal against the Brazilian Internal Revenue Service’s ruling, requesting a review of the calculations for the REFIS IV program. At this time, Venbo cannot estimate what the outcome of this claim will be and whether it will be able to reduce the liability to the amount it believes it owes.

These circumstances had the following impact on our 2011 consolidated financial statements:

•

the liability relating to the financing of taxes, previously stated at R$10.0 million, was raised to R$11.3 million in the Consolidaed Statements of Operations for 2011, charged against other operating expenses;

•	the portion of the liability described above which Venbo is disputing was reclassified from the reassessed taxes account to a contingency account;

•	as described above, Venbo’s total income tax credits that were used when the debt was consolidated summed R$11.3 million;

According to the REFIS IV program, Venbo would pay 148 monthly installments of approximately R$47,300 and 21 monthly installments of approximately R$111,700 commencing in January 2012, with interest accruing at rates set by the Brazilian federal government (SELIC), which is currently 8.2% p.y.

During the nine months ended September 30, 2012, we paid approximately R$1.6 million (R$0.7 million in the same period of 2011) in relation to the REFIS IV program.

D) Other Obligations

We also have long-term contractual obligations in the form of operating lease obligations related to our own-operated stores.

Our future minimum lease payments under those obligations with initial or remaining noncancelable lease terms in excess of one year at September 30, 2012 are as follows:

R$ 000’
Fiscal Year	Contratual Leases
Remaining 2011	R$	4,511

2012		13,165
2013		11,238
2014		5,579
2015		3,909
Thereafter		8,382

	R$	46,784

Rent expense was R$10.7 million for the period of nine months ended September 30, 2012 (R$8.1 million in the same period in 2011).

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

The average cost of opening a retail outlet is approximately R$200,000 to R$2,000,000 including leasehold improvements, equipment and beginning inventory, as well as expenses for store design, site selection, lease negotiation, construction supervision and the obtaining of permits.

We anticipate that our capital expenditure for the remaining fiscal year of 2012 will be used for maintaining and upgrading our current restaurant network, making new investments in restaurant equipment, and expanding the KFC, Pizza Hut, Doggis and Yoggi chains in Brazil through own-operated stores, which we estimate will be approximately R$3.0 million. For the fourth quarter of 2012, we intend to focus our efforts on expanding both the number of our franchisees and the number of our franchised retail outlets, neither of which are expected to require significant capital expenditure. In addition, the expansion will provide income derived from initial fees charged on new franchised locations.

As discussed above, we have contractual obligations in different forms. The following table summarizes our contractual obligations and financial commitments, as well as their aggregate maturities.

R$ 000’
Fiscal Year	Contratual Leases		Fiscal Debt		Loans Payable		Total
Remaining 2011	R$	4,511	R$	519	R$	12,013	R$	17,043
2012		13,165		1,908		3,014		18,087
2013		11,238		1,908		2,911		16,057
2014		5,579		1,238		2,351		9,168
2015		3,909		568		1,133		5,609
Thereafter		8,382		4,094		—		12,476

	R$	46,784	R$	10,234	R$	21,422	R$	78,440

Lease obligations are usually adjusted to keep in line with inflation, which is currently at 5.4% p.y. Fiscal debts are payable with interest, the rates of which are discussed above. All the amounts disclosed in the previous tables include interest incurred up to September 30, 2012 on an accrual basis.

We plan to address our immediate and future cash flow needs to include focusing on a number of areas, including:

•	the expansion of our franchisee base, which may be expected to generate additional cash flows from royalties and franchise initial fees without significant capital expenditures;

•

the improvement of food preparation methods in all stores to increase the operational margin of the chain, including acquiring new store equipment and hiring a consultancy firm for the personnel training programs for stores;

•	the continuing of motivational programs and menu expansions to meet consumer needs and wishes;

•	the improvement and upgrade of our IT system;

•	the negotiation with suppliers in order to obtain significant agreements in long term supply contracts; and

•	the renegotiation of past due receivables with franchisees.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The MD&A of the financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses as well as related disclosures. On an ongoing basis, we evaluate our estimates and judgments based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

We annually review our financial reporting and disclosure practices and accounting policies to ensure that they provide accurate and transparent information relative to the current economic and business environment. We believe that of our significant accounting policies (See the Notes to Consolidated Financial Statements or the Summary of Significant Accounting Policies more fully disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011 on pages F-8 through F-51), the following involve a higher degree of judgment and/or complexity.

Foreign currency

Assets and liabilities recorded in functional currencies other than Brazilian Reais are translated into Brazilian Reais at the prevailing exchange rate as reported by the Central Bank of Brazil as of the balance sheet date. Revenues and expenses are translated at the weighted-average exchange rates for the year. The resulting translation adjustments are recognized in other comprehensive income. Gains or losses from foreign currency transactions, such as those resulting from the settlement of receivables or payables denominated in foreign currency, are recognized in the Consolidated Statements of Operations as they occur.

Accounts receivable

Accounts receivable consist primarily of receivables from food sales, franchise royalties and assets sold to franchisees.

As of September 30, 2012 we had approximately 501 franchisees that operate approximately 916 points of sales. Should any of these points of sales undergo financial difficulties in the course of their business, they may therefore fail to pay us their monthly royalty fees.

In July 2010, the FASB issued ASU 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (ASU 2010-20), which significantly increases disclosures about credit quality of financing receivables and the allowance for credit losses, and requires disclosures to be made at a greater level of disaggregation. The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. The adoption of this guidance in 2011 only resulted in increased disclosures related to our notes receivable.

If a franchisee fails to pay its invoices for more than six months in a row, one of the following procedures is adopted: either (i) the franchisee’s accounts receivable are written off if the individual invoices are below R$5,000; or (ii) we record an allowance for doubtful accounts with a corresponding reduction in net revenues from franchisees, if the individual invoices are over R$5,000.

In addition, we recognize an allowance for doubtful receivables to cover any amounts that may be unrecoverable based upon an analysis of our prior collection experience, customer creditworthiness and current economic trends. After all attempts to collect a receivable have failed, the receivable is written off against this allowance.

Despite writing-off those receivables on the accounting books or recording an allowance for doubtful accounts, our finance department keeps records of all uncollected receivables from franchisees for purposes of commercial negotiations.

When a franchisee has past due accounts due to unpaid royalty fees, we may reassess such debts with the franchisee and collect them in installments. We may also intermediate the sale of the franchise business to another franchisee (a new or an owner of another franchised store) and reschedule such accounts receivable as part of the purchase price. When either kind of agreement is reached and the collectability of the past due amounts is reasonably assured, we record these amounts as “Franchisees - renegotiated past due accounts”.

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

For purposes of impairment testing for our long-lived assets, we have concluded that an individual point of sale is the lowest level of independent cash flows. We review long-lived assets of such individual points of sales (primarily Property & Equipment and Allocated Intangible Assets Subject to Amortization) that are currently operating annually for impairment, or whenever events or changes in circumstances indicate that the carrying amount of a point of sale may not be recoverable. We evaluate recoverability based on the point of sale’s forecasted undiscounted cash flows, which incorporate the best estimate of sales growth and margin improvement based upon our plans for the unit and actual results at comparable point of sales. For point of sales’ assets that are deemed to not be recoverable, we write down the impaired point of sale to its estimated fair value. Key assumptions in the determination of fair value are the future discounted cash flows of the point of sales. The discount rate used in the fair value calculation is our estimate of our weighted average cost of capital. Estimates of future cash flows are highly subjective judgments and can be significantly impacted by changes in the business or economic conditions.

Revenue recognition

Revenue recognition

Restaurant sales revenue is recognized when a purchase in the store occurs.

Initial franchise fee revenue is recognized when all material services and conditions relating to the franchise have been substantially performed or satisfied, which normally occurs when the restaurant is opened. Monthly royalty fees equivalent to a percentage of the franchisees’ gross sales are recognized in the month when they are earned.

We enter into agreements with beverage and food suppliers and for each product, we negotiate a monthly performance bonus which will depend on the product sales volume to our chains (including both own-operated and franchise operated). The performance bonus, or vendor bonuses, can be paid monthly or in advance (estimated), depending on the agreement terms negotiated with each supplier. The performance bonus is recognized as a credit in our Consolidated Statements of Operations (under “Revenues From Trade Partners”). Such revenue is recorded when cash from vendors is received, since there is great difficulty in estimating the receivable amount and significant doubts about its collectability exists until the vendor agrees with the exact bonus amounts.

When a vendor bonus is received in advance in cash, it is recognized as deferred income and is charged to income on a straight line basis over the term of the related trade partner agreement on a monthly basis. Income from performance bonuses is only possible because the number of restaurants that operate throughout Brazil under certain brands, especially Bob’s, franchised by us represents an excellent channel for suppliers to increase their sales.

Income obtained by lease of any of our properties, by administration fees on marketing fund and nonrecurring gains are recognized as other income when earned and deemed realizable.

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

We also meet the fourth requirement for revenue recognition (Collectability is reasonably assured) when recording our revenues. If a franchisee fails to pay its invoices for more than six months in a row, we do not stop invoicing the contracted amounts. However, in such cases we offset any additional invoiced amounts with a corresponding full allowance for doubtful accounts.

Marketing fund and expenses

Bob’s Brand

According to our franchise agreement, the Bob’s marketing fund dedicated to advertising and promotion is comprised of financial contributions paid by the franchisees and contributions by us. The fund is administrated by us and must be used in the common interest of the Bob’s chain, through the best efforts of our marketing department, to increase its restaurant sales.

The marketing contributions from franchisees are recorded on an accrual basis as assets in accounts receivables and in a cross entry as liabilities in the marketing fund. The contributions due by Venbo are recorded on an accrual basis as marketing expenses and in a cross entry as liabilities in the marketing fund.

In general, Bob’s franchisees monthly contribute 4.0% of their monthly gross sales to the Bob’s marketing fund. Since 2006, we have also committed 4.0% of its gross sales from its own-operated restaurant monthly gross sales (sales derived from special events are not subject to such contribution). These contributions can be deducted from our marketing department expenses if previously agreed with our franchisees. However, the total marketing investments may be greater than 4.0% of combined sales if a supplier makes an extra contribution (joint marketing programs) or if we use more of our own cash on marketing, advertising and promotions.

We primarily invest the Bob’s marketing fund resources in nationwide advertising programs (commercials or sponsorship on TV, radio and outdoors). Our franchisees may also invest directly in advertising and promotions for their own stores, upon previous consent from us, which determines whether the cost of such single advertisement or promotion should be deducted from the marketing contribution owed.

The Bob’s marketing fund resources are not required to be invested during the same month or year that they were received, but must be used in subsequent periods.

Periodically, we meet with the Bob’s Franchisee Council to disclose the marketing fund accounts in a report that is similar to a cash flow statement. This statement discloses the marketing contributions received and the marketing expenses, both on a cash basis.

The balance of any resources from the marketing fund that was not spent is recognized as accrued accounts payable and represents contributions made by Venbo and franchisees that have not yet been used in campaigns.

The marketing fund expenses on advertising and promotions are recognized as incurred.

KFC and Pizza Hut Brands

We contribute 0.5% of KFC’s and Pizza Hut’s monthly net sales into a marketing fund managed by YUM! Brands - Brazil. In addition, we are also committed to investing 5.0% of KFC’s and Pizza Hut’s monthly net sales in local marketing and advertising.

The marketing expenses for KFC and Pizza Hut advertising and promotions are recognized as incurred.

Doggis Brand

We are committed to investing at least 4% of the Doggis restaurant sales in local marketing expenses. There is no contribution to a marketing fund.

Local marketing expenses for Doggis advertising and promotions are recognized as incurred.

Income taxes

We account for income tax in accordance with guidance provided by the FASC ASC on Accounting for Income Tax. Under the asset and liability method set out in this guidance, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities on the financial statements and their respective tax basis and operating loss carry-forwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The valuation allowance reflects our assessment of the likelihood of realizing the net deferred tax assets in view of current operations and is comprised of tax loss carryfowards held by us through the portion of our subsidiaries’ tax losses which are greater than the respective projected taxable income.

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

NEW ACCOUNTING STANDARDS

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on its financial position, and to allow investors to better compare financial statements prepared under U.S. GAAP with financial statements prepared under International Financial Reporting Standards (IFRS). The new standards are effective for annual periods beginning January 1, 2013, and interim periods within those annual periods. Retrospective application is required. We will implement the provisions of ASU 2011-11 as of January 1, 2013.

In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This ASU permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two-step impairment test. The adoption of ASU 2011-08 in 2012 did not have an effect on our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Under this ASU, an entity will have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. The ASU eliminates the option in U.S. GAAP to present other comprehensive income in the statement of changes in equity. An entity should apply the ASU retrospectively. In December 2011, the FASB decided to defer the effective date of those changes in ASU 2011-05 that relate only to the presentation of reclassification adjustments in the statement of income by issuing ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive income in Accounting Standards Update 2011-05. The adoption of ASU 2011-05 in 2012 did not have an effect on our consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The new standards do not extend the use of fair value but, rather, provide guidance about how fair value should be applied where it already is required or permitted under IFRS or U.S. GAAP. For U.S. GAAP, most of the changes are clarifications of existing guidance or wording changes to align with IFRS. The adoption of ASU 2011-04 in 2012 did not have an effect on our consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28, Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts, a consensus of the FASB Emerging Issues Task Force (Issue No. 10-A). ASU 2010-28 modifies Step 1 of the goodwill impairment test under ASC Topic 350 for reporting units with zero or negative carrying amounts to require an entity to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are adverse qualitative factors in determining whether an interim goodwill impairment test between annual test dates is necessary. The adoption of ASU 2010-28 in 2012 did not have a material impact on our consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update (ASU) 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (EITF Issue No. 08-1, “Revenue Arrangements with Multiple Deliverables”). ASU 2009-13 amends FASB ASC Subtopic 605-25, Revenue Recognition — Multiple-Element Arrangements, to eliminate the requirement that all undelivered elements have vendor specific objective evidence of selling price (VSOE) or third party evidence of selling price (TPE) before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered. In the absence of VSOE and TPE for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. The overall arrangement fee will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. Application of the “residual method” of allocating an overall arrangement fee between delivered and undelivered elements will no longer be permitted upon adoption of ASU 2009-13. Additionally, the new guidance will require entities to disclose more information about their multiple-element revenue arrangements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of ASU 2009-13 in 2011 did not have an effect on our consolidated financial statements.

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

We had a R$17.8 million variable-rate (CDI-based interest) debt outstanding at September 30, 2012, and R$14.7 million outstanding at December 31, 2011. Based on these outstanding amounts, a 100 basis point change in interest rates would raise our interest expense by approximately 0.3 million at September 2012. Whenever possible, we make every effort to protect our revenues from foreign currency exchange risks by periodically adjusting our selling prices in Reais.

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

Evaluation of Disclosure Controls and Procedures

As of September 30, 2012, the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Exchange Act) was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Based upon the foregoing evaluation as of September 30, 2012, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and operating as of September 30, 2012, to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2012, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting matters.

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

Date: November 14, 2012

BRAZIL FAST FOOD CORP.

By:	/s/ Ricardo Figueiredo Bomeny
Ricardo Figueiredo Bomeny
Chief Executive Officer and Chief Financial Officer (Duly Authorized Officer and Principal Executive Officer and Principal Financial and Accounting Officer)